Form 10-Q
period 1996-06-30
OPTICAL DATA SYSTEMS INC
filed 1996-08-14
CIK 736012

____________________________________________________________________________

                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                               *  *  *  *  *  *

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                      OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______________to______________

                      Commission File Number   0-20191
                                             -----------
                                *  *  *  *  *  *

                          OPTICAL DATA SYSTEMS, INC.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


                 DELAWARE                               75-1911917
     -------------------------------                ----------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)


                1101 EAST ARAPAHO ROAD, RICHARDSON, TEXAS 75081
                -----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (214) 234-6400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
             ------------------------------------------------------
             Former name, former address and former fiscal year, if
                           changed since last report

                                *  *  *  *  *  *

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes  X    No
    ---      ---
                                *  *  *  *  *  *

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, on June 30, 1996 was 16,250,114.

____________________________________________________________________________

                           OPTICAL DATA SYSTEMS, INC.


                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

              Index to Condensed Consolidated Financial Statements

                                                                    PAGE
                                                                    ----

Condensed Consolidated Balance Sheets - Unaudited - June 30,
     1996 and December 31, 1995 . . . . . . . . . . . . . . . .       1

Condensed Consolidated Statements of Income - Unaudited
     Three months ended June 30, 1996 and June 30, 1995 . . . .       2

Condensed Consolidated Statements of Income - Unaudited
     Six months ended June 30, 1996 and June 30, 1995 . . . . .       3

Condensed Consolidated Statements of Cash Flows - Unaudited
     Six months ended June 30, 1996 and June 30, 1995 . . . . .       4

Notes to Condensed Consolidated Financial Statements -
     Unaudited  . . . . . . . . . . . . . . . . . . . . . . . .       5

Management's Discussion and Analysis of Results of
     Operations and Financial Condition . . . . . . . . . . . .       6

                     OPTICAL DATA SYSTEMS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In thousands, except share amounts)


                                                June 30,    Dec. 31,
                                                  1996        1995
                                               -----------  --------
                                               (Unaudited)
                   ASSETS

Current Assets:
   Cash and cash equivalents                    $  4,984   $ 10,397
   Short term investments                         14,320     15,328
   Accounts receivable (net)                      23,599     15,238
   Income taxes receivable                           524        -
   Inventories                                    23,705     19,374
   Deferred tax assets                               975        951
   Other assets                                    1,004        837
                                                 -------    -------
Total current assets                              69,111     62,125

Property and equipment (net)                      11,173      9,458
Other assets                                         189        102
                                                 -------    -------

TOTAL ASSETS                                     $80,473    $71,685
                                                 -------    -------
                                                 -------    -------


                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses        $ 13,351   $ 11,867
   Income taxes payable                              -          612
                                                 -------    -------
Total current liabilities                         13,351     12,479
Deferred tax liabilities                             527        508

Stockholders' Equity:
   Preferred stock, $.01 par value,
      Authorized shares - 5,000,000
      No shares issued and outstanding
   Common stock, $.01 par value,
      Authorized shares - 80,000,000
      Issued and outstanding shares - 16,250,114
      at June 30, 1996 and 16,149,544 at
      December 31, 1995                              163        162
   Additional paid-in capital                     18,498     17,729
   Foreign currency translation adjustments         (116)      (111)
   Retained earnings                              48,050     40,918
                                                 -------    -------
Total stockholders' equity                        66,595     58,698
                                                 -------    -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $80,473    $71,685
                                                 -------    -------
                                                 -------    -------


                           See accompanying notes.

                     OPTICAL DATA SYSTEMS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                       (In thousands, except per share amounts)


                                                Three Months Ended
                                              ----------------------
                                              June 30,      June 30,
                                                1996          1995
                                              -------       --------

Net sales                                     $31,007       $30,873
Cost of sales                                  15,641        16,235
                                              -------       -------

     Gross profit                              15,366        14,638

Operating expenses:
     Sales and marketing                        6,395         5,296
     Research and development                   2,448         2,215
     General and administrative                   872         1,101
                                              -------       -------

Operating income                                5,651         6,026


     Interest income (net)                        215           229
                                              -------       -------
     Income before income taxes                 5,866         6,255
     Income taxes                               2,229         2,407
                                              -------       -------

Net income                                    $ 3,637       $ 3,848
                                              -------       -------
                                              -------       -------


Net income per share                          $   .22       $   .23
                                              -------       -------
                                              -------       -------


Weighted average shares outstanding            16,880        16,838
                                              -------       -------
                                              -------       -------





                            See accompanying notes.

                     OPTICAL DATA SYSTEMS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                       (In thousands, except per share amounts)


                                                Six Months Ended
                                              -----------------------
                                              June 30,       June 30,
                                                1996           1995
                                              --------       --------

Net sales                                     $60,512       $55,372
Cost of sales                                  30,780        28,243
                                              -------       -------

     Gross profit                              29,732        27,129

Operating expenses:
     Sales and marketing                       12,324        10,321
     Research and development                   4,609         4,155
     General and administrative                 1,759         2,020
                                              -------       -------

Operating income                               11,040        10,633

     Interest income (net)                        462           439
                                              -------       -------
     Income before income taxes                11,502        11,072
     Income taxes                               4,371         4,242
                                              -------       -------

Net income                                    $ 7,131       $ 6,830
                                              -------       -------
                                              -------       -------

Net income per share                          $   .42       $   .41
                                              -------       -------
                                              -------       -------

Weighted average shares outstanding            16,874        16,804
                                              -------       -------
                                              -------       -------





                           See accompanying notes.

                     OPTICAL DATA SYSTEMS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                    (In thousands)

                                                    Six Months Ended
                                                 ----------------------
                                                 June 30,      June 30,
                                                   1996          1995
                                                 --------      --------
Operating Activities:
  Net income                                     $ 7,131       $ 6,830
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
     Depreciation                                  1,145           910
     Provision for deferred income taxes              (5)         (747)
     Changes in operating assets and
      liabilities:
        Accounts receivable                       (8,361)       (2,570)
        Inventories                               (4,331)       (2,596)
        Other current assets                        (167)          246
        Other assets                                 (87)           (7)
        Accounts payable and accrued expenses      1,484        (1,542)
        Income taxes payable                        (710)        1,375
                                                 -------       -------

  Net cash (used) provided by
    operating activities                          (3,901)        1,899
                                                 -------       -------

Investing Activities:
  Purchases of short-term investments             (8,092)      (10,814)
  Sale of short-term investments                     -           1,499
  Maturities of short-term investments             9,100         7,780
  Purchases of property and equipment             (2,860)       (1,535)
                                                 -------       -------
  Net cash used in investing activities           (1,852)       (3,070)
                                                 -------       -------

Financing Activities:
  Exercise of employee stock options                 344           397
                                                 -------       -------
  Net cash provided by financing activities          344           397
                                                 -------       -------

Effect of foreign currency translation
 adjustment on cash and cash equivalents              (4)            7
                                                 -------       -------

Net (decrease) in cash and cash
 equivalents                                      (5,413)         (767)

Cash and cash equivalents at beginning of
 period                                           10,397         6,251
                                                 -------       -------

Cash and cash equivalents at end of period       $ 4,984       $ 5,484
                                                 -------       -------
                                                 -------       -------
Supplemental disclosure of income taxes paid     $ 5,086       $ 3,622
                                                 -------       -------
                                                 -------       -------
Supplemental schedule of non cash activities:
  Tax benefit of stock options exercised and
    sold                                         $   426       $   291
                                                 -------       -------
                                                 -------       -------



                               See accompanying notes.

OPTICAL DATA SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
- ----------------------------------------------------------------

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all the adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the year ended December 31, 1995.

Note B - Inventories (in thousands)

Inventories consist of:

                                         June 30,       Dec. 31,
                                           1996           1995
                                         -------        --------
   Raw materials                         $ 5,308        $ 4,080
   Work in process                         3,994          2,724
   Finished products                      14,403         12,570
                                         -------        -------
                                         $23,705        $19,374
                                         -------        -------
                                         -------        -------


Note C - Accounts Payable and Accrued Expenses (in thousands)

Included in accounts payable and accrued expenses are the following:

                                          June 30,      Dec. 31,
                                           1996           1995
                                          -------        -------
      Trade accounts payable              $ 9,059        $ 5,317
      Accrued sales commissions               706            934
      Accrued incentive bonus                   -          1,178
      Accrued warranty expense                500            600
      Deferred maintenance revenue          1,159          1,397
      Other (individually less than
       5% of current liabilities)           1,927          2,441
                                          -------        -------
                                          $13,351        $11,867
                                          -------        -------
                                          -------        -------

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  SECOND QUARTER OF 1996 COMPARED WITH SECOND QUARTER OF 1995

    NET SALES. Net sales for the second quarter ended June 30, 1996 remained relatively unchanged at $31.0 million compared to $30.9 million for the second quarter ended June 30, 1995.

    Ethernet sales remained constant in dollar amount at $20.1 million for both the second quarter of 1996 and the second quarter of 1995, but decreased slightly as a percentage of net sales to 64.8% for the second quarter of 1996 compared to 65.1% for the second quarter of 1995. Token Ring sales increased to $5.0 million or 16.2% of net sales for the second quarter of 1996 compared to $3.0 million or 9.8% of net sales for the second quarter of 1995. FDDI sales decreased to $4.4 million or 14.1% of net sales for the second quarter of 1996 compared to $6.2 million or 20.1% of net sales for the second quarter of 1995. ATM sales for the second quarter of 1996 decreased to $1.0 million or 3.1% of net sales compared to $1.2 million or 4.0% of net sales for the second quarter of 1995. Sales of other data communications products and services increased to $0.5 million or 1.7% of net sales for the second quarter of 1996 from $0.3 million or 1.0% of net sales for the comparable period in 1995.

    International sales increased to $3.6 million or 11.6% of net sales for the second quarter of 1996 from $2.9 million or 9.3% of net sales for the second quarter of 1995.

    The only individual customer of the Registrant to whom sales exceeded 10% of total sales in the second quarter of 1996 was Electronic Data Systems Corporation("EDS") at 31% of total sales. Direct net sales to various agencies of the U.S. Government in the aggregate amounted to 11% of the Registrant's net sales for the second quarter 1996.

    GROSS PROFIT. Gross profit increased to $15.4 million or 49.6% of net sales for the second quarter of 1996 compared to $14.6 million or 47.4% of net sales for the second quarter of 1995. The increase in gross profit resulted primarily from lower sales volume of integrated third-party products. Gross profit margins are typically lower on sales of integrated third-party products. Gross profit margins in future periods may be affected by several factors such as sales volume, shifts in product mix, absorption of manufacturing costs, pricing strategies and fluctuations in sales of integrated third-party products.

    SALES AND MARKETING. Sales and marketing expenses increased in amount to $6.4 million or 20.6% of net sales for the second quarter of 1996 from $5.3 million or 17.2% of net sales for the second quarter of 1995. The increase in sales and marketing expense was primarily due to expansion of sales and marketing personnel and associated costs. The Registrant expects sales and marketing expenses to continue to increase in amount, but may vary as a percentage of net sales in the future.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased in amount to $2.4 million or 7.9% of net sales for the second quarter of 1996 from $2.2 million or 7.2% of net sales for the second quarter of 1995. The Registrant expects to continue to invest in research and development activities in the future in order to maintain a steady flow of new products. The Registrant expects research and development expenses will continue to increase, but that such expenses may vary as a percentage of net sales in the future.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased slightly to $0.9 million or 2.8% of net sales for the second quarter of 1996 from $1.1 million or 3.6% of net sales for the second quarter of 1995. The decrease in general and administrative expenses was primarily due to lower accrual of incentive bonuses during the second quarter of 1996 compared to the second quarter of 1995.

    INTEREST. Net interest income was $0.2 million for both the second quarter of 1996 and the second quarter of 1995.

    INCOME TAXES. The Registrant's effective income tax rate remained relatively unchanged at 38.0% for the second quarter of 1996 compared to 38.5% for the second quarter of 1995.

FIRST HALF OF 1996 COMPARED WITH FIRST HALF OF 1995

    NET SALES. Net sales for the first half of 1996 increased by 9.3% to $60.5 million from $55.3 million for the first half of 1995.

    Ethernet sales increased in amount to $38.7 million or 64.0% of net sales for the first half of 1996 compared to $35.2 million or 63.5% of net sales for the first half of 1995. Token Ring sales increased to $10.2 million or 16.8% of net sales for the first half of 1996 from $7.5 million or 13.6% of net sales for the first half of 1995. FDDI sales decreased to $8.7 million or 14.3% of net sales for the first half of 1996 compared to $10.1 million or 18.3% of net sales for the first half of 1995. ATM sales remained unchanged in amount at $1.9 million for the both first half of 1996 and the first half of 1995, but decreased slightly as a percentage of net sales to 3.2% for the first half of 1996 compared to 3.5% for the first half of 1995. Sales of other data communications products and services increased to $1.0 million or 1.7% of net sales for the first half of 1996 compared to $0.6 million or 1.1% of net sales for the first half of 1995.

    International sales increased to $8.2 million or 13.6% of net sales for the first half of 1996 compared to $6.1 million or 10.9% for the first half of 1995.

    Sales to customers exceeding 10% of total sales in the first half of 1996 were as follows: 26% to EDS and 14% to AT&T Corp.("AT&T"). Direct net sales to various agencies of the U.S. Government in the aggregate amounted to 10% of the Registrant's net sales for the second half of 1996.

    GROSS PROFIT. Gross profit increased in amount to $29.7 million for the first half of 1996 compared to $27.1 million for the first half of 1995, but remained relatively unchanged as a percentage of net sales at 49.1% of net sales for the first half of 1996 compared to 49.0% of net sales for the first half of 1995. Gross profit margins in future periods may be affected by several factors such as sales volume, variations in product mix, absorption of manufacturing costs, pricing strategies and fluctuations in sales of integrated third-party products. Gross profit margins are typically lower on sales of integrated third-party products.

    SALES AND MARKETING. Sales and marketing expenses increased to $12.3 million or 20.4% of net sales for the first half of 1996 from $10.3 million or 18.6% of net sales for the first half of 1995. The increase in sales and marketing expense primarily reflects higher levels of staffing in sales, marketing and technical support in the first half of 1996.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased in amount to $4.6 million for the first half of 1996 from $4.2 million for the first half of 1995, but remained relatively unchanged as a percentage of net sales at 7.6% for the first half of 1996 compared to 7.5% for the first half of 1995. The Registrant expects research and development expenses will continue to increase, but that such expenses may vary as a percentage of net sales in the future.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased slightly to $1.8 million or 2.9% of net sales for the first half of 1996 from $2.0 million or 3.6% of net sales for the first half of 1995. The decrease in general and administrative expenses was primarily due to lower accrual of incentive bonuses during the first half of 1996 compared to the second half of 1995.

    INTEREST. Net interest income was $0.5 million for the first half of 1996 compared to $0.4 million for the first half of 1995.

    INCOME TAXES. The Registrant's effective tax rate remained relatively unchanged at 38.0% for the first half of 1996 compared to 38.3% for the first half of 1995.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

    The Registrant's future operating results and financial condition may be affected by various trends and factors including general economic conditions, rapid or unexpected technological changes, product development, competition, market acceptance of new products, manufacturing efficiencies, availability of raw materials and critical manufacturing equipment, domestic and foreign government regulations and budgets, fluctuations in foreign exchange rates
and rising cost for components or unavailability of components.     In
addition, the Registrant's future operating results and financial condition may be affected by timing of orders booked which may also cause fluctuations in quarterly operating results.

    Due to the factors noted above, the Registrant's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Past business trends should not be used to anticipate future trends and historical performance should not be considered as a reliable indicator of future performance. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant effect on the trading price of the Registrant's common stock in any given period. Furthermore, the Registrant's participation in a highly dynamic industry may result in significant volatility of the Registrant's common stock price.

LIQUIDITY AND CAPITAL RESOURCES

    The Registrant's principal sources of liquidity at June 30, 1996 were $5.0 million of cash and cash equivalents and an available line of credit. As of June 30, 1996, the Registrant maintained a strong financial position with $55.8 million of working capital.

    Cash flows used by operations for the first half of 1996 were $3.9 million primarily due to increases in accounts receivable and inventory balances. Cash flows provided by operations for the first half of 1995 were $1.9 million primarily due to net income being offset by increases in accounts receivable and inventory balances.

    Cash used in investing activities in the first half of 1996 consisted of purchases of property and equipment of $2.9 million and net maturities of short-term investments of $1.0 million. Cash used in investing activities in the first half of 1995 consisted of $1.5 million of purchases of property and equipment and $9.3 million of net purchases of short-term investments.

    Cash provided by financing activities in the first half of 1996 was $0.3 million, which consisted of the issuance of common stock relating to the exercise of certain employee stock options. Cash provided by financing activities in the first half of 1995 was

$0.4 million, which consisted of the issuance of common stock relating to the exercise of certain employee stock options.

    During the first half of 1996 the Registrant funded its operations solely through cash flow from operations. The Registrant's revolving bank credit facility provides an unsecured line of credit of up to $5.0 million, subject to certain limitations and conditions. At June 30, 1996, the Registrant had no borrowings outstanding under its bank credit facility, and had $5.0 million available for allowable borrowings at an applicable interest rate of 8.5% per annum.

    The Registrant believes that cash generated from operations and the availability of borrowings under its bank credit facility will provide sufficient cash resources to finance its operations and currently projected capital expenditures through the remainder of 1996. The Registrant anticipates that capital expenditures will continue to increase during the remainder of 1996 to support business operations. The Registrant believes that its financial position, future earnings, and existing sources of liquidity will provide sufficient resources to fund the Registrant's cash requirements for the remainder of 1996.

                             PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS.

         Not Applicable

Item 2.  CHANGES IN SECURITIES.

         Not Applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of Stockholders was held on April 25,1996 at the principal offices of the Registrant. The following is a brief description of each matter voted upon by stockholders, including number of votes cast for, against, or withheld with regard to each matter or nominee.

         (1) Election of five (5) directors to serve until the next Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.

                                     FOR             WITHHELD
                                     ---             --------
         G. Ward Paxton          13,765,934           35,394
         Robert Anderson         13,764,094           37,234
         J. Fred Bucy            13,764,804           36,524
         T. Joe Head             13,766,134           35,194
         Donald M. Johnston      13,766,134           35,194


         (2) Ratification and approval of selection by the Board of Directors of Ernst & Young LLP as independent auditors of the Registrant for the fiscal year ending December 31, 1996.

                   FOR              AGAINST           WITHHELD
                   ---              -------           --------
                   13,772,033       12,260            18,035


Item 5.  OTHER INFORMATION.

         Not Applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (A.)  EXHIBITS.  The following exhibits are included herein:

              (11) Schedule of Computation of Per Share Earnings

              (27) Financial Data Schedule

         (B.) FORM 8-K. The Registrant filed no reports on Form 8-K and none were required to be filed during the three months ended June 30, 1996.

                               S I G N A T U R E




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 OPTICAL DATA SYSTEMS, INC.
                                        (Registrant)



Date:  August 14, 1996            By:      /s/ G. Ward Paxton
                                     --------------------------------
                                               G. Ward Paxton
                                                 President,
                                       Chief Executive Officer and
                                         Chief Financial Officer


                                  By:    /s/ Kandis Tate Thompson
                                     --------------------------------
                                            Kandis Tate Thompson
                                          Controller, Finance and
                                           Accounting (Principal
                                            Accounting Officer)

                                    EXHIBIT INDEX

EXHIBIT

    11   Schedule of Computation of Per Share Earnings

    27   Financial Data Schedule