Form 10-Q
period 1996-09-30
OPTICAL DATA SYSTEMS INC
filed 1996-11-14
CIK 736012

------------------------------------------------------------------------------
------------------------------------------------------------------------------


                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1996

                                          OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______________to______________

                         Commission File Number   0-20191

                                   *  *  *  *  *  *

                              OPTICAL DATA SYSTEMS, INC.
                (Exact name of Registrant as specified in its charter)


            DELAWARE                               75-1911917
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)


                   1101 EAST ARAPAHO ROAD, RICHARDSON, TEXAS 75081
                       (Address of principal executive offices)
                                      (Zip Code)

                                    (972) 234-6400
                 (Registrant's telephone number, including area code)

                                    NOT APPLICABLE
                Former name, former address and former fiscal year, if
                              changed since last report

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

                                   *  *  *  *  *  *

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, on October 31, 1996 was 16,324,497.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                              OPTICAL DATA SYSTEMS, INC.

                                        INDEX

                            PART I - FINANCIAL INFORMATION

                                                                    PAGE
Item 1. Financial Statements                                        ----

Condensed Consolidated Balance Sheets as of September 30, 1996
     and December 31, 1995 . . . . . . . . . . . . . . . . . . . .    3

Condensed Consolidated Statements of Income for the three months
     ended September 30, 1996 and September 30, 1995 . . . . . . .    4

Condensed Consolidated Statements of Income for the nine months
     ended September 30, 1996 and September 30, 1995 . . . . . . .    5

Condensed Consolidated Statements of Cash Flows for the nine
     months ended September 30, 1996 and September 30, 1995. . . .    6

Notes to Condensed Consolidated Financial Statements . . . . . . .    7

Item 2.  Management's Discussion and Analysis of Results of
     Operations and Financial Condition. . . . . . . . . . . . . .    8-14


                             PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . .   15

Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . .   16

                     OPTICAL DATA SYSTEMS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except par value amounts)
                                 (Unaudited)

                                                Sept. 30,    Dec. 31,
                                                  1996        1995
                                                ---------  ----------
                                        ASSETS

Current Assets:
   Cash and cash equivalents                     $ 3,567   $ 10,397
   Short term investments                         14,504     15,328
   Accounts receivable (net)                      22,157     15,238
   Income taxes receivable                           205        -
   Inventories                                    26,685     19,374
   Deferred tax assets                             1,335        951
   Other assets                                      830        837
                                                 -------    -------
Total current assets                              69,283     62,125

Property and equipment (net)                      11,507      9,458
Other assets                                         183        102
                                                 -------    -------

TOTAL ASSETS                                     $80,973    $71,685
                                                 -------    -------
                                                 -------    -------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses         $10,488    $11,867
   Income taxes payable                              -          612
                                                 -------    -------
Total current liabilities                         10,488     12,479
Deferred tax liabilities                             530        508

Stockholders' Equity:
   Preferred stock, $.01 par value,
      Authorized shares - 5,000
      No shares issued and outstanding
   Common stock, $.01 par value,
      Authorized shares - 80,000
      Issued and outstanding shares - 16,314
      in 1996 and 16,150 in 1995                     163        162
   Additional paid-in capital                     18,869     17,729
   Foreign currency translation adjustments         (102)      (111)
   Retained earnings                              51,025     40,918
                                                 -------    -------
Total stockholders' equity                        69,955     58,698
                                                 -------    -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $80,973    $71,685
                                                 -------    -------
                                                 -------    -------


                               See accompanying notes.

                     OPTICAL DATA SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands, except per share amounts)
                                   (Unaudited)


                                                     Three Months Ended
                                                  ------------------------
                                                  Sept. 30,      Sept. 30,
                                                    1996           1995
                                                  ---------      ---------
Net sales                                          $31,303       $31,597
Cost of sales                                       16,410        15,465
                                                   -------       -------
     Gross profit                                   14,893        16,132

Operating expenses:
     Sales and marketing                             6,415         6,226
     Research and development                        2,989         2,043
     General and administrative                        895         1,198
                                                   -------       -------

Operating income                                     4,594         6,665

Interest income (net)                                  205           241
                                                   -------       -------

Income before income taxes                           4,799         6,906

Income taxes                                         1,823         2,662
                                                   -------       -------

Net income                                         $ 2,976       $ 4,244
                                                   -------       -------
                                                   -------       -------

Net income per share                               $   .18       $   .25
                                                   -------       -------
                                                   -------       -------

Weighted average common and common
 equivalent shares outstanding                      16,816        17,018
                                                   -------       -------
                                                   -------       -------











                            See accompanying notes.

                     OPTICAL DATA SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands, except per share amounts)
                                   (Unaudited)


                                                     Nine Months Ended
                                                  ------------------------
                                                  Sept. 30,      Sept. 30,
                                                    1996           1995
                                                  ---------      ---------
Net sales                                          $91,815       $86,969
Cost of sales                                       47,190        43,708
                                                   -------       -------
     Gross profit                                   44,625        43,261

Operating expenses:
     Sales and marketing                            18,739        16,547
     Research and development                        7,598         6,198
     General and administrative                      2,654         3,218
                                                   -------       -------

Operating income                                    15,634        17,298

Interest income (net)                                  667           680
                                                   -------       -------

Income before income taxes                          16,301        17,978

Income taxes                                         6,194         6,904
                                                   -------       -------

Net income                                         $10,107       $11,074
                                                   -------       -------
                                                   -------       -------

Net income per share                               $   .60       $   .66
                                                   -------       -------
                                                   -------       -------

Weighted average common and common
 equivalent shares outstanding                      16,826        16,869
                                                   -------       -------
                                                   -------       -------














                               See accompanying notes.

                     OPTICAL DATA SYSTEMS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                    (Unaudited)


                                                     Nine Months Ended
                                                  -----------------------
                                                  Sept. 30,     Sept. 30,
                                                    1996          1995
                                                  ---------     ---------
Operating Activities:
Net income                                        $ 10,107      $ 11,074
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation                                      1,821         1,439
   Deferred income taxes                              (362)       (1,018)
   Changes in operating assets and liabilities:
      Accounts receivable                           (6,919)       (4,063)
      Inventories                                   (7,311)       (2,984)
      Other current assets                               7            60
      Other assets                                     (81)           (7)
      Accounts payable and accrued expenses         (1,379)          226
      Income taxes payable                            (276)        1,774
                                                  --------       -------
Net cash (used) provided by
 operating activities                               (4,393)        6,501
                                                  --------      --------
Investing Activities:
  Purchases of short-term investments              (13,776)      (16,817)
  Sale of short-term investments                       -           1,499
  Maturities of short-term investments              14,600        13,630
  Purchases of property and equipment               (3,870)       (2,885)
                                                  --------      --------
Net cash used in investing activities               (3,046)       (4,573)
                                                  --------      --------
Financing Activities:
  Exercise of employee stock options                   600           828
                                                  --------      --------
Net cash provided by financing activities              600           828
                                                  --------      --------
Effect of foreign currency translation
 adjustment on cash and cash equivalents                 9           (13)
                                                  --------      --------
Net increase (decrease) in cash and cash
 equivalents                                        (6,830)        2,743
Cash and cash equivalents at beginning of
 period                                             10,397         6,251
                                                  --------      --------
Cash and cash equivalents at end of period        $  3,567      $  8,994
                                                  --------      --------
                                                  --------      --------
Supplemental disclosure of income taxes paid      $  6,815      $  6,131
                                                  --------      --------
                                                  --------      --------
Supplemental schedule of non cash activities:
  Tax benefit of stock options exercised
    and sold                                      $    541      $    860
                                                  --------      --------
                                                  --------      --------





                             See accompanying notes.

OPTICAL DATA SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.

The results of operations for the three and nine month periods ending
September 30, 1996 are not necessarily indicative of the results which may be achieved for the full fiscal year or for any future period. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the year ended December 31, 1995.


Note B - Inventories (in thousands)

Inventories consist of:

                                         Sept. 30,      Dec. 31,
                                           1996           1995
                                         ---------      --------
   Raw materials                         $ 4,971        $ 4,080
   Work in process                         3,167          2,724
   Finished products                      18,547         12,570
                                         -------        -------
                                         $26,685        $19,374
                                         -------        -------
                                         -------        -------

Note C - Accounts Payable and Accrued Expenses (in thousands)

Included in accounts payable and accrued expenses are the following:

                                         Sept. 30,      Dec. 31,
                                           1996           1995
                                         ---------      --------
      Trade accounts payable              $ 5,413        $ 5,317
      Accrued sales commissions               710            934
      Accrued incentive bonus                   -          1,178
      Accrued warranty expense                525            600
      Accrued vacation expense                602            468
      Deferred maintenance revenue          1,389          1,397
      Other (individually less than
       5% of current liabilities)           1,849          1,973
                                          -------        -------
                                          $10,488        $11,867
                                          -------        -------
                                          -------        -------

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


The following table sets forth items from the Registrant's condensed consolidated statements of income as percentages of net sales:

                              Three Months Ended            Nine Months Ended
                            ----------------------     ----------------------
                            Sept. 30,    Sept. 30,     Sept. 30,   Sept. 30,
                              1996         1995          1996        1995
                            ---------    ---------     ---------   ---------
Sales                        100.0%       100.0%        100.0%       100.0%
Cost of sales                 52.4         48.9           51.4        50.3
                             -----        -----          -----       -----
Gross profit                  47.6         51.1           48.6        49.7
Sales and marketing
 expenses                     20.5         19.7           20.4        19.0
Research and development
 expenses                      9.5          6.5            8.3         7.1
General and
 administrative expenses       2.9          3.8            2.9         3.7
                             -----        -----          -----       -----
Operating income              14.7         21.1           17.0        19.9
Interest income                0.6          0.7            0.7         0.8
                             -----        -----          -----       -----
Income before taxes           15.3         21.8           17.7        20.7
Income taxes                   5.8          8.4            6.7         8.0
                             -----        -----          -----       -----
Net income                     9.5%        13.4%          11.0%       12.7%
                             -----        -----          -----       -----
                             -----        -----          -----       -----

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


RESULTS OF OPERATIONS

  THIRD QUARTER OF 1996 COMPARED WITH THIRD QUARTER OF 1995

    NET SALES. Net sales for the third quarter ended September 30, 1996 decreased slightly to $31.3 million compared to $31.6 million for the third quarter ended September 30, 1995.

    Ethernet sales were $19.9 million or 63.6% of net sales for the third quarter of 1996 compared to $19.8 million or 62.7% of net sales for the third quarter of 1995. Token Ring sales were $4.2 million or 13.5% of net sales for the third quarter of 1996 compared to $5.3 million or 16.8% of net sales for the third quarter of 1995. FDDI sales were $5.1 million or 16.3% of net sales for the third quarter of 1996 compared to $5.3 million or 16.9% of net sales for the third quarter of 1995. ATM sales for the third quarter of 1996 were $1.4 million or 4.3% of net sales compared to $0.8 million or 2.6% of net sales for the third quarter of 1995. Sales of other data communications products and services were $0.7 million or 2.3% of net sales for the third quarter of 1996 compared to $0.3 million or 1.0% of net sales for the comparable period in 1995.

    International sales increased to $4.5 million or 14.4% of net sales for the third quarter of 1996 from $3.1 million or 9.7% of net sales for the third quarter of 1995.

    During the third quarter of 1996, 17.3% of net sales were to AT&T Corp.("AT&T")compared to 6.3% of net sales in the third quarter of 1995. Sales to Electronic Data Systems Corporation("EDS") represented 10.5% of net sales in the third quarter of 1996 compared to 28.5% of net sales in the third quarter of 1995. Direct net sales to various agencies of the U.S. Government in the aggregate amounted to 20.2% of net sales for the third quarter 1996 compared to 9.2% of net sales for the third quarter of 1995. In addition, a portion of the Company's sales to AT&T, EDS, and other corporations were resold by those organizations to various agencies of the U.S. Government.

    GROSS PROFIT. Gross profit decreased to $14.9 million or 47.6% of net sales for the third quarter of 1996 compared to $16.1 million or 51.1% of net sales for the third quarter of 1995. Gross profit in the third quarter of 1996 was impacted by a $1.0 million increase in reserves for slow-moving inventory. Gross profit margins in future periods may be affected by several factors such as sales volume, shifts in product mix, fluctuation in manufacturing costs, pricing strategies of the Registrant and its competitors and fluctuations in sales of integrated third-party products. Gross profit margins are typically lower on sales of integrated third-party products.

    SALES AND MARKETING. Sales and marketing expenses increased slightly to $6.4 million or 20.5% of net sales for the third quarter of 1996 from $6.2 million or 19.7% of net sales for the third quarter of 1995. The increase in sales and marketing expense was primarily due to expansion of sales and marketing personnel and associated costs. The Registrant expects sales and marketing expenses to continue to increase in amount, but may vary as a percentage of net sales in the future.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased to $3.0 million or 9.5% of net sales for the third quarter of 1996 from $2.0 million or 6.5% of net sales for the third quarter of 1995. The increase in research and development expenses in 1996 was primarily due to an increase in the number of development personnel, additional product development expenses and increased costs related to the final development and testing of new switching products. The Registrant expects to continue to invest in research and development activities in the future in order to broaden its family of switching products.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased slightly to $0.9 million or 2.9% of net sales for the third quarter of 1996 from $1.2 million or 3.8% of net sales for the third quarter of 1995. As the Registrant continues to expand its domestic and foreign sales force, increase its marketing activities and invest in research and development efforts, general and administrative expenses are expected to increase in amount.

    INTEREST. Net interest income remained constant at $0.2 million for both the third quarter of 1996 and the third quarter of 1995.

    INCOME TAXES. The Registrant's effective income tax rate remained relatively consistent at 38.0% for the third quarter of 1996 compared to 38.5% for the third quarter of 1995.

FIRST NINE MONTHS OF 1996 COMPARED WITH FIRST NINE MONTHS OF 1995

    NET SALES. Net sales for the first nine months of 1996 increased by 5.6% to $91.8 million from $87.0 million for the first nine months of 1995.

    Ethernet sales were $58.6 million or 63.9% of net sales for the first nine months of 1996 compared to $55.0 million or 63.2% of net sales for the first nine months of 1995. Token Ring sales were $14.4 million or 15.7% of net sales for the first nine months of 1996 compared to $12.8 million or 14.7% of net sales for the first nine months of 1995. FDDI sales were $13.8 million or 15.0% of net sales for the first nine months of 1996 compared to $15.5 million or 17.8% of net sales for the first nine months of 1995. ATM sales were $3.3 million or 3.6% of net sales for the first nine months of 1996 compared to $2.8 million or 3.2% of net sales for the first nine months of 1995. Sales of other data communications products and services were $1.7 million or 1.9% of net sales for the first nine months of 1996 compared to $1.0 million or 1.1% of net sales for the first nine months of 1995.

    International sales increased to $12.7 million or 13.9% of net sales for the first nine months of 1996 compared to $9.1 million or 10.5% for the first nine months of 1995.

    During the first nine months of 1996, 20.9% of net sales were to EDS compared to 27.0% of net sales in the first nine months of 1995. Sales to AT&T represented 14.8% of net sales in the first nine months of 1996 compared to 13.5% of net sales in the first nine months of 1995. Direct net sales to various agencies of the U.S. Government in the aggregate amounted to 13.8% of net sales for the first nine months of 1996 compared to 6.2% of net sales for
the first nine months of 1995.   In addition, a portion of the Company's
sales to AT&T, EDS, and other corporations were resold by those organizations to various agencies of the U.S. Government.

    GROSS PROFIT. Gross profit increased in amount to $44.6 million for the first nine months of 1996 compared to $43.3 million for the first nine months of 1995, but decreased as a percentage of net sales to 48.6% of net sales for the first nine months of 1996 compared to 49.7% of net sales for the first nine months of 1995. Gross profit for the first nine months of 1996 was impacted by a $1.0 million increase in reserves for slow-moving inventory. Gross profit margins in future periods may be affected by several factors such as sales volume, variations in product mix, fluctuations in manufacturing costs, pricing strategies of the Registrant and its competitors and fluctuations in sales of integrated third-party products. Gross profit margins are typically lower on sales of integrated third-party products.

    SALES AND MARKETING. Sales and marketing expenses increased to $18.7 million or 20.4% of net sales for the first nine months of 1996 from $16.5 million or 19.0% of net sales for the first nine months of 1995. The increase in sales and marketing expense primarily reflects higher levels of staffing in sales, marketing and technical support in the first nine months of 1996.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased to $7.6 million or 8.3% of net sales for the first nine months of 1996 from $6.2
million or 7.1% of net sales for the first nine months of 1995.   The
increase in research and development expenses in 1996 was primarily due to an increase in the number of development personnel, additional product development expenses and increased costs related to the final development and testing of new switching products. The Registrant expects to continue to invest in research and development activities in the future in order to broaden its family of switching products.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased to $2.7 million or 2.9% of net sales for the first nine months of 1996 from $3.2 million or 3.7% of net sales for the first nine months of 1995. As the Registrant continues to expand its domestic and foreign sales force, increase its marketing activities and invest in research and development efforts, general and administrative expenses are expected to increase in amount.

    INTEREST. Net interest income remained constant at $0.7 million for the first nine months of 1996 and 1995, respectively.

    INCOME TAXES. The Registrant's effective tax rate remained relatively consistent at 38.0% for the first nine months of 1996 compared to 38.4% for the first nine months of 1995.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

TECHNOLOGICAL CHANGES. The market for the Registrant's products is characterized by frequent product introductions, rapidly changing technology and continued evolution of new industry standards. The market for network intelligent hubs and switches requires the Registrant's products to be compatible and interoperable with products and architectures offered by various vendors, including other networking products, workstation and personal computer architectures and computer and network operating systems. The Registrant's success will depend to a substantial degree upon its ability to develop and introduce in a timely manner new products and enhancements to its existing products that meet changing customer requirements and evolving industry standards. The development of technologically advanced products is a complex and uncertain process requiring high levels of innovation as well as the accurate anticipation of technological and market trends. There can be no assurance that the Registrant will be able to identify, develop, manufacture, market and support new or enhanced products successfully in a timely manner. Further, the Registrant or its competitors may introduce new products or product enhancements that shorten the life cycle of or obsolete the Registrant's existing product lines which could have a material adverse effect on the Registrant's business, operating results and financial condition.

COMPETITION AND MARKET ACCEPTANCE. The market for network intelligent hubs and switches is intensely competitive and subject to frequent product introductions with improved price/performance characteristics. Even if the Registrant does introduce advanced products which meet evolving customer requirements in a timely manner, there can be no assurance that the new Registrant products will gain market acceptance. Many networking companies, including Cisco Systems, Inc. ("Cisco"), Cabletron Systems, Inc. ("Cabletron"), Bay Networks, Inc.("Bay Networks") and others, have substantially greater financial, technical, sales and marketing resources, better name recognition and a larger customer base than the Registrant. In addition, many of the Registrant's large competitors offer customers a broader product line which provides a more comprehensive networking solution than the Registrant currently offers. Increased competition in the networking industry could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on the Registrant's business, operating results and financial condition.

PRODUCT TRANSITIONS. Once current networking products have been in the market place for a period of time and begin to be replaced by higher performance products (whether of the Registrant's or a competitor's design), the Registrant expects the net sales of such networking products to decrease. In order to continue to maintain its then current levels of revenue growth, if any, the Registrant will therefore be required to design, develop and successfully commercialize higher performance products in a timely manner. For example, the Registrant believes that the market for shared bandwidth intelligent hubs, sales of which have represented the vast majority of the Registrant's net sales over the past several years, will decrease as switching products with enhanced price/performance characteristics gain market acceptance. Although the Registrant has introduced network switching products which it believes offer competitive price/performance characteristics and is committed to future product development efforts, there can be no assurance that the Registrant will be able to introduce new products quickly enough to avoid adverse revenue transition patterns during current or future product transitions.

MANUFACTURING AND AVAILABILITY OF COMPONENTS. The Registrant's manufacturing operations consist primarily of final assembly, testing and quality control of subassemblies and finished units. Materials used by the Registrant in its manufacturing processes include semiconductors such as microprocessors, memory chips and application specific integrated circuits, printed circuit boards, power supplies and enclosures. All of the materials used in the Registrant's products are purchased under contracts and purchase orders with third parties. While the Registrant believes that many of the materials used in the production of its products are generally readily available from a variety of sources, certain components are available from one or a limited number of suppliers. The lead times for delivery of components vary significantly and exceed ten weeks for certain components. If the Registrant fails to forecast its requirements accurately for components, then it may experience excess inventory or shortages of certain components which could have an adverse effect on the Registrant's business and operating results. Further, any interruption in the supply of any of these components, or the inability of the Registrant to procure these components from alternative sources at acceptable prices within a reasonable time, could have an adverse effect on the Registrant's business and operating results.

DEPENDENCE OF KEY CUSTOMERS. Although there is a large number of end-users of the Registrant's products, a relatively small number of customers have accounted for a significant portion of the Registrant's revenue. U.S. Government agencies and strategic network integrators, such as EDS, AT&T and GTE, Inc., which purchase the Registrant's products for internal use and offer the Registrant's products for resale are expected to continue to account for a substantial portion of the Registrant's net revenue. The Registrant continuously faces competition from Cisco, Cabletron, Bay Networks and others for U.S. Government networking projects and corporate networking installations. Any reduction or delay in sales of the Registrant's products to these U.S. Government agencies or strategic network integrators could have a material adverse effect on the Registrant's operating results.

INTERNATIONAL OPERATIONS. International sales accounted for approximately 13.9% of the Registrant's revenue for the nine months ended September 30, 1996. The Registrant intends to expand its international presence and expects that international sales will represent a significant portion of its business in the future. While the Registrant's current products are designed to meet relevant regulatory requirements of the foreign markets in which they are sold, any inability to obtain any required foreign regulatory approvals on a timely basis could have a material adverse effect on the Registrant's operating results. Additionally, the Registrant's international operations may be affected by changes in demand resulting from fluctuations in currency exchange rates and local purchasing practices, including seasonal fluctuations in demand, as well as by risks such as increases in duty rates, difficulties in distribution and constraints upon international trade.

INTELLECTUAL PROPERTY. The Registrant's success and its ability to compete is dependent, in part, upon its proprietary technology. The Registrant does not hold any issued patents and currently relies on a combination of contractual rights, trade secrets and copyright laws to establish and protect its proprietary rights in its products. There can be no assurance that the steps taken by the Registrant to protect its intellectual property will be adequate to prevent misappropriation of its technology or that the Registrant's competitors will not independently develop technologies that are substantially equivalent or superior to the Registrant's technology.

The Registrant is also subject to the risk of adverse claims and litigation alleging infringement of intellectual property rights of others. The Registrant could incur substantial costs in defending itself and its customers against any such claim regardless of the merits of such claims. In the event of a successful claim of infringement, the Registrant may be required to obtain one or more licenses from third parties. There can be no assurance that the Registrant could obtain the necessary licenses or obtain such licenses on reasonable terms.

GENERAL. Sales of networking products fluctuate, from time to time, based on numerous factors, including customers' capital spending levels and general economic conditions. While certain industry analysts believe that there is a significant market for network intelligent hubs and switches, there can be no assurance as to the rate or extent of the growth of this market or the potential adoption of alternative technologies. Future declines in networking product sales as a result of general economic conditions, adoption of alternative technologies or any other reason could have a material adverse effect on the Registrant's business, operation results and financial condition.

Due to the factors noted above and elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Registrant's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. Any shortfall in revenue and earnings from the levels anticipated by securities analysts could have an immediate and significant effect on the trading price of the Registrant's common stock in any given period. Also, the Registrant participates in a highly dynamic industry which often results in volatility of the Registrant's common stock price.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995

With the exception of historical information, the matters discussed in this quarterly report are forward-looking statements that involve risks and uncertainties including but not limited to, economic conditions, trends in the networking market, product acceptance and demand, competitive products and pricing, new product development, availability of competitive components and other risks indicated in this filing and prior filings with the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

    The Registrant's principal sources of liquidity at September 30, 1996 were $3.6 million of cash and cash equivalents, $14.5 million of short-term investments and an available line of credit. As of September 30, 1996, working capital was $58.8 million compared to $49.6 million as of December 31, 1995.

    Cash flows used by operations for the first nine months of 1996 were $4.4 million, primarily due to increases in accounts receivable and inventory balances partially offset by net income. The increase in accounts receivable reflects the increase in net sales to $31.3 million during the third quarter of 1996 compared to $24.5 million during the fourth quarter of 1995. The increase in inventory reflects the continued support of the Registrant's intelligent hub product line and the ramp in inventory of its switching products.

    Future fluctutations in accounts receivable and inventory balances will be dependent upon several factors, including but not limited to quarterly sales, ability to collect accounts receivable timely, the Registrant's strategy as to building inventory in advance of receiving orders from customers, and the accuracy of the Registrant's forecasts of product demand and component requirements.

    Cash used in investing activities in the first nine months of 1996 consisted of purchases of property and equipment of $3.9 million partially offset by maturities of short-term investments of $0.8 million.

    Cash provided by financing activities in the first nine months of 1996 was $0.6 million, which consisted of the issuance of common stock relating to the exercise of certain warrants and employee stock options.

    During the first nine months of 1996 the Registrant funded its operations solely through cash flow from operations. The Registrant's revolving bank credit facility provides an unsecured line of credit of up to $5.0 million, subject to certain limitations and conditions. At September 30, 1996, the Registrant had no borrowings outstanding under its bank credit facility, and had $5.0 million available for allowable borrowings at an applicable interest rate of 8.25% per annum.

    The Registrant believes that its cash, cash equivalent and short-term investment balances, cash expected to be generated from operations and the availability of borrowings under its bank credit facility will provide sufficient cash resources to finance its operations and currently projected capital expenditures through the remainder of 1996.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (A.)  EXHIBITS.  The following exhibits are included herein:

              (11) Schedule of Computation of Per Share Earnings

              (27) Financial Data Schedule

         (B.) FORM 8-K. The Registrant filed no reports on Form 8-K and none were required to be filed during the three months ended September 30, 1996.

                               S I G N A T U R E


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   OPTICAL DATA SYSTEMS, INC.
                                        (Registrant)



Date: November 14, 1996            By: /s/ TIMOTHY W. KINNEAR
                                      -----------------------------
                                            Timothy W. Kinnear
                                         Chief Financial Officer
                                      (Principal Financial Officer)



                                   By: /s/ KANDIS TATE THOMPSON
                                      -----------------------------
                                           Kandis Tate Thompson
                                                Controller
                                      (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT

    11   Schedule of Computation of Per Share Earnings

    27   Financial Data Schedule