Form 10-K405
period 1996-12-31
OPTICAL DATA SYSTEMS INC
filed 1997-03-14
CIK 736012

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
FOR THE TRANSITION PERIOD
FROM ________________________ TO ________________________.

                         COMMISSION FILE NUMBER 0-20191

                            ------------------------

                           OPTICAL DATA SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)

                   DELAWARE                                        75-1911917
        (State or other jurisdiction of                         (I.R.S. Employer
        incorporation or organization)                         Identification No.)
            1101 EAST ARAPAHO ROAD
               RICHARDSON, TEXAS                                      75081
   (Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (972) 234-6400

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.01 par value
                                (Title of class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes_X    No__

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of February 28, 1997, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $166,762,540. As of February 28, 1997, 16,378,447 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996 are incorporated by reference into Items 5, 6, 7 and 8 under Part II and Item 14 under Part IV hereof.

    Portions of the Registrant's definitive Proxy Statement filed in connection with the Registrant's 1997 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12 and 13 under Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

    Optical Data Systems, Inc. ("ODS", the "Company" or the "Registrant") develops, manufactures, markets and supports switches, intelligent hubs, sophisticated management software and related computer networking and internetworking products for application in local area networks ("LANs"). The Company's products are designed to support the four major industry standards currently applicable in the LAN industry: Ethernet, Token Ring, Fiber Distributed Data Interface ("FDDI") and Asynchronous Transfer Mode ("ATM"). These products allow customers to integrate a wide variety of computer equipment in numerous flexible configurations into enterprise-wide computer networks.

    The Company's strategy is to provide a wide variety of technologically advanced LAN products to satisfy an ever expanding range of customer requirements. To accomplish its objectives, the Company engages in ongoing efforts to (i) enhance and expand its existing products in response to rapidly changing customer preferences and evolving industry standards and technologies, and (ii) develop and introduce, in a timely manner, products which incorporate new technologies, comply with industry standards and achieve market acceptance.

    The Company markets and distributes its products primarily through a direct sales force to end-users supplemented by several domestic and international system integrators and value added resellers. The Company's end-user customers include manufacturing, telecommunications, retail, transportation, health care, insurance, utilities and energy companies; government agencies; financial institutions; and academic institutions.

    The Company was organized in Texas in September 1983 and reincorporated in Delaware in October 1995. The Company's principal executive offices are located at 1101 E. Arapaho Road, Richardson, Texas 75081, and its telephone number is
(972) 234-6400.

THE LAN INDUSTRY

    The power of personal computers ("PCs"), workstations and network servers has increased dramatically during the past decade. The rapid proliferation of these devices has created a demand for an effective method to enable users to communicate with each other to access common databases, software and peripheral devices. The LAN industry has evolved to provide a means by which computers and related devices ("nodes") located within a limited geographical area, such as a single office building or a campus, can be interconnected by means of a common cabling system to permit communication and the sharing of data and resources. These LANs can then be interconnected into wide area networks ("WANs") that enable all of the client and server devices in an enterprise to communicate with each other.

    Over the past decade, LAN technologies such as Ethernet and Token Ring have required networked devices to take turns communicating on a singe LAN. Such technologies are often referred to as shared-media or shared-bandwidth technologies because they require computers to contend for the total capacity or "bandwidth" of a LAN. Intelligent shared-media hubs, each of which functions as a single LAN, interconnected with routers have represented the most widely used network architecture over the past decade. The Company's Infinity intelligent hub product family, introduced during the fourth quarter of 1992, represents one of the industry's most reliable, flexible and manageable intelligent hubs. However, the performance of these shared-bandwidth LANs has declined in recent years due to the increased processor speeds of computers, increased size of LANs and higher bandwidth requirements of software applications such as document image processing, medical imaging, video and the World Wide Web.

    Recently, a new generation of LAN technology has emerged utilizing "switching" to relieve the performance issues experienced in shared-bandwidth LANs. Some switches, such as the Company's

Warrior products, have been designed to enhance the performance of existing shared-bandwidth LANs by reducing the number of devices taking turns and sharing the capacity of a single LAN Ethernet segment or token ring. More recently, switches such as the Company's InfiniteSwitch product line have been designed to replace the traditional hub and router architecture. In a totally switched network, each PC, workstation and server has its own dedicated network connection; thus, networked devices do not experience the performance constraints of taking turns transmitting information over the LAN.

THE ODS STRATEGY

    The Company's strategy is to provide a wide variety of technologically advanced LAN products to satisfy evolving customer requirements. Currently, the Company's objective is to be a market leader in the migration of LAN technology to switched, dedicated bandwidth connections by offering a family of LAN switching products that lead the industry in price/performance, features, flexibility, reliability and investment protection. The key elements of the Company's strategy are outlined below.

    LAN MARKET LEADERSHIP. The Company has focused on the high end of the LAN market. The Company believes that high-end customers tend to be early adopters of new technology. The Company works closely with selected large end users to identify market needs and define product specifications early in the development process. This approach results in a thorough understanding of end-user requirements prior to commencement of the design process. The Company believes that its InfiniteSwitch product line is the early market leader to provide switched, dedicated bandwidth, high-speed connections in a modular, flexible and reliable chassis system with pricing competitive with prior generation shared-bandwidth LAN products. Further, the Company believes that this early leadership position can lead to increased market share as LAN switching technology becomes more widely accepted.

    NETWORK MANAGEMENT. As LANs become more diverse and complex and provide increased bandwidth capacity, organizations require more sophisticated network management systems. The Company has developed advanced network management systems to allow network administrators to monitor and control all of the physical layer components of a network including third-party products. Further, security issues created by unauthorized access to sensitive data within an organization's intranet by employees, or by competitors, thieves and vandals through the Internet, have created the need for additional network security capabilities. By working closely with selected large organizations with stringent requirements for network security, the Company gains a thorough understanding of security requirements and develops products to address those requirements. The Company intends to continue to differentiate itself from its competitors by enhancing its current advanced network management and security systems and developing new technology to meet evolving end-user specifications.

    INVESTMENT PROTECTION. The LAN market is constantly changing due to higher bandwidth requirements, the need for better network management and new technological innovations. The Company believes that customers should not be required to completely replace their installed LAN solutions every year or every few years to satisfy their evolving network requirements. Instead, the Company has an upgrade philosophy to allow its customers to upgrade their installed base of modular chassis systems with the most recent technology available from ODS. For example, customers with an installed base of the Company's Infinity intelligent shared-media hubs can easily upgrade each hub's backplane and install the Company's new InfiniteSwitch dedicated bandwidth modules. By providing a cost-effective upgrade method, an ODS customer can benefit from technological innovations while also improving its return-on-investment from its installed base of LAN equipment and its network management system. Few competitors stress the need for customer investment protection in this manner.

    INDUSTRY STANDARDS. A LAN is based on "protocols" or rules that govern access to and communication over the network. To facilitate communication with each other, connected nodes must obey protocols to access the network and communicate with other nodes. The Company's diverse product lines include products compliant with Ethernet, Token Ring, FDDI, ATM and other industry standards. The Company intends to continue its strategy of compliance with industry standards rather than develop proprietary networking solutions. The Company's research and development efforts are, in significant part, devoted to the continued introduction and development of new products and enhancement of existing products based on existing as well as emerging industry standards.

    SALES, MARKETING AND SUPPORT. The Company plans to increase its sales in North America by expanding its direct sales and marketing programs, continuing its relationship with several large system integrators, establishing strategic relationships with selected original equipment manufacturers, and developing relationships with additional value added resellers. Internationally, the Company intends to expand the number of third-party value added resellers supported by the Company's direct sales force. The Company's sales force and its field sales engineers are knowledgeable in a wide variety of hardware and software networking environments and provide valuable consulting services to ODS customers and partners. ODS intends to continue to assist its partners and end-user customers to design LAN solutions, develop a migration path to implement advanced LAN solutions while leveraging a customer's existing investment and provide numerous other valuable technical services for LAN applications.

ODS PRODUCTS

NETWORK MANAGEMENT.

    All ODS chassis-based products can be managed by the ODS LanVision HubTool, the LanVision RMON manager and the LanVision Health Monitor. These network management tools can operate concurrently with client manager platforms such as HP OpenView, SunNet Manager, IBM NetView 6000 and others, and are designed to enable network administrators to monitor and control the network from a single network management workstation.

    ODS LanVision network management systems combine user-friendly graphical user interfaces ("GUI") and simple point and click management capabilities with sophisticated abilities to model every element of a network to diagnose problems and proactively manage the network at the individual node level. By integrating simple network management protocol ("SNMP") and remote monitoring protocol ("RMON") agents in each ODS chassis, the ODS LanVision RMON manager can diagnose problems on each segment of the network using a central network management workstation.

    ODS LanVision network management systems also enable proactive management of networks. By capturing a complete set of statistical data about the network, real-time alarms on critical statistical parameters can be established, thus enabling automated notification of deviations from those parameters and the resolution of potential network problems before they adversely impact network users. Also, historical data for long-term trend analysis enables network administrators to tune network configuration parameters for performance optimization and capacity utilization and to perform other network management procedures.

    ODS network management systems include numerous security features such as port level alarms for unauthorized workstations connected to a network and unauthorized user log-ins, separate SNMP management pathways for protection from directed packet flooding, monitoring of communication sessions for disallowed connections, and firewall leak detection.

    INFINITESWITCH. The expansion of bandwidth intensive operating systems and applications, coupled with rapid advancement in client/server computing, is driving the transition from shared-bandwidth architectures to switched architectures. Switched architectures, which began as high-speed switching in the network backbone, are now extending to users' desktops to maximize network performance and the productivity of each individual user. The ODS InfiniteSwitch product family, introduced in 1996, comprises flexible, competitively priced, switched connectivity while providing scaleable, high-speed ATM, FDDI and Fast Ethernet uplinks that fully integrate each LAN device into more complex, enterprise networks.

    The ODS InfiniteSwitch product family includes modular chassis, switch and uplink modules, and network management software. The modular chassis are available with 12, 7, 4 and 2 slots. Each switch, uplink and management module is re-deployable across these modular chassis platforms, including the Company's prior generation Infinity intelligent hub chassis, thereby reducing the operating costs associated with spare units and enabling a cost-effective migration from shared-bandwidth network architectures and small work groups to large switched networks.

    The ODS InfiniteSwitch product family offers numerous configurations of dedicated 10 megabit per second ("Mbps") Ethernet and 100 Mbps Fast Ethernet connections to every device in a network using unshielded twisted pair cabling or fiber optic transmission media. The InfiniteSwitch utilizes a single 1.28 Gbps backplane with a dual bus architecture. Each bus is independent of the other, providing both load balancing capabilities and a high degree of fault tolerance. By separating the management function from the switching operation and providing distributed memory architecture, fault tolerance is enhanced. Additionally, every ODS InfiniteSwitch module can operate in stand-alone mode over its own 640 Mbps of bandwidth. The dual bus architecture, number of possible Ethernet and Fast Ethernet module configurations, modular stand-alone mode capabilities and range of uplink options enable flexible network configurations by network administrators using the ODS LanVision network management system.

    INFINITY INTELLIGENT HUBS. The ODS Infinity intelligent hub product family, introduced in 1992, was designed to be used in large or multi-story buildings and campus settings. The ODS Infinity series has a flexible backplane that supports Ethernet, Token Ring, ATM and FDDI modules in a single chassis platform and features a large number of modules and options designed to create highly manageable and reliable network architectures. Each intelligent hub ranges in size from 4 to 12 modular slots and supports up to 528 Ethernet ports with up to 44 separate Ethernet segments or up to 352 Token Ring ports with up to 44 managed Token Rings. The Company's ATM and FDDI products are used by customers in several applications such as metropolitan area networks ("MANs"), campus backbones, interconnections for high performance workstations and file servers, and direct connections between host computers. Certain third-party products, such as segment switching and router modules, can also be integrated in Infinity intelligent hubs. The Infinity intelligent hubs are managed by the ODS LanVision HubTool, the LanVision RMON manager and the LanVision Health Monitor.

    MICRO-INFINITY. The ODS Micro-Infinity product family features a micro-modular design for growing businesses, remote branch offices and work groups within organizations. This product family supports Ethernet, Token Ring, ATM and FDDI modules, third-party segment switching and remote access router modules. This product family is also managed by the ODS LanVision HubTool, the LanVision RMON manager and the LanVision Health Monitor.

    NANO HUB. The ODS Nano Hub product line features a managed, fixed-port configuration with 12 to 24 ports of shared Ethernet connections. The Nano Hub is available with integrated Frame Relay Access Device ("FRAD") or Integrated Service Digital Network ("ISDN") to provide reliable LAN connectivity with remote access for branches and remote offices.

    THIRD-PARTY PRODUCTS. The Company believes that it is beneficial to work with third parties with complementary technologies to broaden the appeal of the Company's switches and intelligent hub products. These alliances allow ODS to provide integrated solutions to its customers, combining ODS developed technology with third-party products such as certain routers from Cisco Systems, Inc. and ATM switches from Fore Systems, Inc. As the Company also competes with these technology partners in certain segments of the market, there can be no assurance that the Company will have access to all of the third-party products which may be desirable in order to offer fully integrated solutions to ODS customers.

    CUSTOMER SERVICES. In addition to manufacturing broad lines of LAN products, the Company also offers a wide range of services for LANs, including consulting, design and configuration, project planning and management, performance analysis and installation and maintenance.

PRODUCT DEVELOPMENT

    The LAN industry is characterized by rapidly changing technology, standards and customer demands. Management believes that the Company's future success depends in large part upon the timely enhancement of existing products as well as the development of technologically advanced new products which meet industry standards, perform successfully and achieve market acceptance. The Company is currently developing and marketing next-generation LAN switching products that will support data applications, video and audio applications as well as intranet and Internet applications. The Company is also investing in the development of products which comply with emerging industry standards and is continuously engaged in testing to ensure that the Company's products interoperate with other manufacturers' products which comply with industry standards. However, there can be no assurance that the Company will be successful in enhancing its existing products or in selecting, developing, manufacturing and marketing new products which will perform satisfactorily and achieve market acceptance. Nor can there be any assurance that the Company will be able to respond effectively to technological changes or new product announcements by competitors, which could render portions of the Company's inventory obsolete.

    During 1996, 1995 and 1994, the Company's research and development expenditures were $10.4 million, $8.0 million and $7.5 million, respectively. All of the Company's expenditures for hardware and software research and development costs have been expensed as incurred. At December 31, 1996, the Company had 58 employees engaged in research and product development. The Company intends to continue to increase its research and development staff and expenditures.

MANUFACTURING AND SUPPLIERS

    The Company's manufacturing operations consist primarily of final assembly, testing and quality control of subassemblies and finished units. Materials used by the Company in its manufacturing processes include semiconductors such as microprocessors, memory chips and application specific integrated circuits ("ASICs"), printed circuit boards, power supplies and enclosures. All of the materials used in the Company's products are purchased under contracts or purchase orders with third parties. While the Company believes that many of the materials used in the production of its products are generally readily available from a variety of sources, certain components such as microprocessors and ASICs are available from one or a limited number of suppliers. The lead times for delivery of components vary significantly and exceed ten weeks for certain components. If the Company should fail to forecast its requirements accurately for components, it may experience excess inventory or shortages of certain components which could have an adverse effect on the Company's business and operating results. Further, any interruption in the supply of any of these components, or the inability of the Company to procure these components from alternative sources at acceptable prices within a reasonable time, could have an adverse effect on the Company's business and operating results.

    The Company's operational strategy relies on outsourcing of printed circuit board assembly and certain other operations to reduce fixed costs and to provide flexibility in meeting market demand. The Company inserts the printed circuit board-based modules, assembled by a variety of domestic third-party contract assembly companies, into product enclosures in combination with power supplies, ODS software and other components to configure systems to meet the needs of end-user customers. There can be no assurance that the Company will effectively manage its third-party contractors or that these contractors will meet the Company's future requirements for timely delivery of products of sufficient quality and quantity. Further, the Company intends to introduce a number of new products and product enhancements in 1997 which will require that the Company rapidly achieve volume production of those new products by coordinating its efforts with those of its suppliers and contractors. The inability of the third-party contractors to provide ODS with adequate supplies of high-quality products could cause a delay in the Company's ability to fulfill orders and could have an adverse effect on the Company's business and operating results.

INTELLECTUAL PROPERTY AND LICENSES

    The Company's success and its ability to compete is dependent, in part, upon its proprietary technology. The Company does not hold any issued patents and currently relies on a combination of contractual rights, trade secrets and copyright laws to establish and protect its proprietary rights in its products. The Company has also entered into confidentiality agreements with its employees and enters into non-disclosure agreements with its suppliers, resellers and certain customers to limit access to and disclosure of proprietary information. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

    There are many patents held by companies which relate to the design and manufacture of networking systems. Potential claims of infringement could be asserted by the holders of those patents. The Company could incur substantial costs in defending itself and its customers against any such claim regardless of the merits of such claims. In the event of a successful claim of infringement, the Company may be required to obtain one or more licenses from third parties. There can be no assurance that the Company could obtain the necessary licenses on reasonable terms.

    The Company has entered into several software and product license agreements. These license agreements provide the Company with additional software and hardware components that add value to its intelligent hub, switch and management products. These license agreements do not provide proprietary rights which are unique or exclusive to the Company and are generally available to other parties on the same or similar terms and conditions, subject to payment of applicable license fees and royalties.

SALES, MARKETING AND CUSTOMERS

    The Company markets and distributes its products primarily through a direct sales force to end users supplemented by several domestic and international system integrators and value added resellers. The Company's direct sales and marketing organization currently consists of 131 individuals, including managers, sales representatives, marketing personnel and technical support personnel.

    FIELD SALES FORCE. The Company's direct sales organization focuses on major account sales, promotes the Company's products to current and potential customers, and monitors evolving customer requirements. The field sales and technical support force provides training and technical support to the Company's resellers and end users and assists ODS customers to design LAN solutions and to develop a migration path to implement advanced LAN solutions while leveraging an end user's existing investment.

    The Company currently conducts its direct sales and marketing efforts from its principal office in Richardson (Dallas), Texas; through domestic field offices located in the following metropolitan areas: Atlanta, Boston, Chicago, Cleveland, Denver, Detroit, Honolulu, Houston, Los Angeles, Minneapolis, New York City, Philadelphia, San Francisco, Seattle, St. Louis, Tampa and Washington, D.C.; and through its foreign sales offices located in the following regions: Brazil, Canada, England, France, Germany, Japan, Malaysia, Singapore, South Korea and Taiwan.

    RESELLERS. Domestic and international system integrators and value added resellers (collectively, "resellers") sell ODS products as stand-alone solutions to end users and integrate ODS products with products sold by other LAN and WAN vendors into networking systems that are sold to end users. The Company's field sales force and technical support organization provide support to these resellers. Historically, resellers have sold the Company's products to large corporations and government agencies. In 1996, the Company initiated a "Partners Plus" program targeted at resellers who serve medium sized organizations. The Company's agreements with resellers are non-exclusive, and the Company's resellers generally sell other products which may compete with ODS products. Resellers may place higher priority on products of other suppliers who are larger than and have more name recognition than ODS, and there can be no assurance that resellers will continue to sell and support the Company's products.

    FOREIGN SALES. The Company believes that rapidly evolving international markets are important sources of future net sales for the Company. The Company's export sales are currently being made through a direct sales force supplemented by international resellers in Europe, Asia, Latin America and Canada. Export sales accounted for approximately 14.4%, 11.6% and 15.0% of net sales in 1996, 1995 and 1994, respectively. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report for a geographic breakdown of the Company's product revenue from sales to customers outside the United States for the years ended December 31, 1996, 1995 and 1994. Sales to foreign customers and resellers generally have been made in United States dollars. The Company's international operations may be affected by changes in demand resulting from fluctuations in currency exchange rates and local purchasing practices, including seasonal fluctuations in demand, as well as by risks such as increases in duty rates, difficulties in distribution, regulatory approvals and other constraints upon international trade.

    MARKETING. The Company has implemented several methods to market its products, including regular participation in trade shows and seminars, advertisement in trade journals, telemarketing, distribution of sales literature and product specifications and ongoing communications with its resellers and installed base of end-user customers.

    CUSTOMERS. The Company's end-user customers include manufacturing, telecommunications, retail, transportation, health care, insurance, utilities and energy companies; government agencies; financial institutions; and academic institutions. Sales to certain customers and groups of customers can be impacted by seasonal capital expenditure approval cycles, and sales to customers within certain geographic regions can be subject to seasonal fluctuations in demand.

    Although the Company sells its products to many customers, direct sales to three such resellers and end-user customers, Electronic Data Systems Corporation ("EDS"), AT&T Corp. ("AT&T") and various agencies of the U.S. Government (aggregated as one), have each accounted for 10% or more of the Company's net sales in at least one of the past three fiscal years as indicated in the following schedule.

      CUSTOMER                               PERCENTAGE OF NET SALES
                               1996                   1995                   1994
  EDS                          19.4%                  28.3%                  19.4%
  AT&T                         12.1                   12.0                   18.1
  U.S. GOVERNMENT              13.5                    9.6                    9.8

    A large portion of the products sold to EDS during the periods shown were integrated with other products or services and sold to end users by EDS. A large portion of sales to AT&T in 1995 and 1994 were attributable to a major U.S. Army customer of AT&T. No other customer accounted for as much as 10% of the Company's net sales in 1996, 1995 or 1994, respectively. The loss of any of these customers could have a material adverse effect on the Company and its operating results if not replaced.

    Most of the Company's business with the U.S. Government is on a fixed-price basis. Government contracts customarily include provisions which provide for cancellation at the convenience of the Government. In addition, upon cancellation by the Government, the Company generally would be entitled to reimbursement of costs incurred, plus a pro rata share of profit. The Company has never received a cancellation of a material government contract and has no reason to anticipate any such cancellation. The products sold, characteristics and business risks associated with the Company's sales to U.S. Government agencies do not differ materially from those associated with sales of the Company's products to commercial customers.

    BACKLOG. The Company believes that only a small portion of its order backlog is noncancelable and that the dollar amount associated with the noncancelable portion is immaterial. The Company manufactures its products based upon its forecast of customers' demand and maintains inventories of sub-assemblies and finished products in advance of receiving firm orders from customers. Orders are generally fulfilled by the Company within one to four weeks following receipt of an order. Because of the generally short cycle between order and shipment and occasional customer-initiated changes in delivery schedules or cancellation of orders which are made without significant penalty, the Company does not believe that its backlog as of any particular date is indicative of future net sales.

    CUSTOMER SUPPORT, SERVICE AND WARRANTY. The Company services, repairs and provides technical support for its products. The ODS field sales and technical support force work closely with resellers and end-user customers on-site and by telephone to assist with pre- and post-sales support services such as network design, system installation and technical consulting. By working closely with the Company's customers, ODS employees gain a thorough understanding of end-user requirements and provide input to the product development process.

    The Company warrants all its products against defects in materials and workmanship for periods ranging from 90 days to 12 months. Before and after expiration of the product warranty period, the Company offers both on-site and factory-based support, parts replacement and repair services. Extended warranty services are separately invoiced on a time and materials basis or on an annual maintenance contract.

COMPETITION

    The market for network intelligent hubs and switches is intensely competitive and subject to frequent product introductions with improved price/performance characteristics. Networking suppliers compete in areas such as conformity to existing and emerging industry standards, interoperability with other networking products, network management capabilities, performance, price, ease of use, scalability, reliability, flexibility, product features and technical support. The Company believes that its solutions-oriented approach to networking (combining network design services, ODS products and third-party products to provide superior networking systems to customers) provides the Company a competitive advantage with large organizations with complex networking requirements.

    There are numerous companies competing in various segments of the intelligent hub and switch markets. The Company's principal competitors include Cisco Systems, Inc., Cabletron Systems, Inc., Bay Networks, Inc., 3Com Corporation, Fore Systems, Inc., Xylan Corporation and International Business Machines Corporation. Several of the Company's competitors have substantially greater financial, technical, sales and marketing resources, better name recognition and a larger customer base than the Company. In addition, many of the Company's competitors offer customers a broader product line which provides a more comprehensive networking solution than the Company currently offers. Certain companies in the networking industry have expanded their product lines or technologies in recent years as a result of acquisitions. Further, more companies have developed products which conform to existing and emerging industry standards and have sought to compete on the basis of price. Increased competition in the networking industry could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

    There can be no assurance that the Company will be able to compete successfully in the future with current or new competitors.

EMPLOYEES

    As of December 31, 1996, the Company employed a total of 389 persons, including 131 in sales, marketing and technical support, 184 in manufacturing and operations, 58 in research and product development, and 16 in administration and finance.

    None of the Company's employees are represented by a labor organization, and the Company is not a party to any collective bargaining agreement. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

    Competition in the recruiting of personnel in the computer and communications industry is intense. The Company believes that its future success will depend in part on its continued ability to hire, motivate and retain qualified management, sales and marketing, and technical personnel. To date, the Company has not experienced significant difficulties in attracting and retaining qualified employees.

ITEM 2.  PROPERTIES.

    The Company's headquarters is located in a modern, two-story building in Richardson, Texas, with an aggregate of approximately 95,000 square feet of floor space. This facility includes the Company's corporate administration, manufacturing, marketing, sales and technical support personnel. The Company occupies this facility under a lease, the base term of which expires in February 2005, with two seven-year options to extend the lease term, subject to compliance with certain conditions. The Company owns a one-story building consisting of approximately 50,000 square feet of floor space adjacent to the Company's headquarters, and the Company's research and development staff are located in this facility. The Company also leases a separate warehouse facility consisting of approximately 8,000 square feet adjacent to its headquarters under a lease which expires in June 1997.

    In addition, the Company and its subsidiaries lease small amounts of office space for sales and technical support personnel domestically in California, Colorado, Florida, Georgia, Hawaii, Illinois, Massachusetts, Michigan, Minnesota, Missouri, New York, Ohio, Pennsylvania, Texas, Virginia and Washington, and internationally in Brazil, Canada, England, France, Germany, Japan, Malaysia, Singapore, South Korea and Taiwan R.O.C. The Company believes that these existing facilities will be adequate to meet its requirements through 1997. See Note 5 of Notes to Consolidated Financial Statements for additional information regarding the Company's obligations under leases.

ITEM 3.  LEGAL PROCEEDINGS.

    The Company is not a party to any material litigation and is not aware of any threatened litigation which would have a material adverse effect on the Company, its operating results or its financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of security holders of the Company during the fourth quarter of 1996.

                                    PART II

    The information required by Items 5 through 8, inclusive, of this report is contained in the Company's Annual Report to Stockholders for its fiscal year ended December 31, 1996 (the "1996 Annual Report"), selected portions of which are incorporated herein by reference, as described below. With the exception of the material incorporated by reference herein, the 1996 Annual Report is not deemed filed as a part of this Annual Report on Form 10-K.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The information under the caption "Stock Market Information" on page 27 of the 1996 Annual Report, is incorporated herein by reference and appears in
Exhibit 13, herein.

ITEM 6.  SELECTED FINANCIAL DATA.

    The information appearing in the "Selected Consolidated Financial Data" table on the inside cover of the 1996 Annual Report, is incorporated herein by reference and appears in Exhibit 13, herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 12 through 16, inclusive, of the 1996 Annual Report, is incorporated herein by reference and appears in Exhibit 13, herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The Consolidated Financial Statements of Optical Data Systems, Inc. and Subsidiaries and Notes thereto appearing on pages 18 through 27, inclusive, the Report of Independent Auditors thereon appearing on page 17, and the Supplemental Financial Data appearing on page 27 of the 1996 Annual Report, are incorporated herein by reference and appears in Exhibit 13, herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

    The information regarding Directors of the Company appearing under the captions "Election of Directors" and "Compliance with Section 16 Reporting Requirements" contained in the Company's definitive Proxy Statement filed in connection with the Company's 1997 Annual Meeting of Stockholders is incorporated herein by reference.

EXECUTIVE OFFICERS

    The following table sets forth the names and ages of all executive officers of the Company, their respective positions with the Company, and the period during which each has served as an executive officer.

                                                                                           SERVED AS
                                                                                           EXECUTIVE
NAME                          AGE                        POSITION(S)                     OFFICER SINCE
------------------------      ---      -----------------------------------------------  ---------------
G. Ward Paxton                    61   Chairman of the Board of Directors, President            1983
                                         and Chief Executive Officer

T. Joe Head                       40   Senior Vice President and Director                       1983

Timothy W. Kinnear                33   Vice President and Chief Financial Officer               1996

Billie J. Cottongim               66   Vice President--Manufacturing Engineering                1987

Gregory E. Geiger                 38   Vice President--Hardware Engineering                     1992

Eric H. Gore                      43   Vice President--Strategic Business Development           1994

Garry L. Hemphill                 48   Vice President--Operations                               1987

Joseph V. Howard                  38   Vice President--North American Sales                     1994

Jerry W. Pate                     44   Vice President--Chief Engineer                           1987

Michael L. Paxton                 36   Vice President and Secretary                             1987

Joe W. Tucker, Jr.                54   Vice President--International Sales                      1992

D. Keith Willette                 40   Vice President--Software Engineering                     1992

Timothy E. Woods                  36   Vice President--Technical Customer Services              1992

Kandis L. Tate Thompson           30   Controller--Finance and Accounting                       1995

Donna J. Combs                    48   Assistant Secretary and Director of                      1987
                                         Administration

    G. WARD PAXTON is a co-founder of the Company and has served as Chairman of the Board of Directors, President and Chief Executive Officer since the Company's inception in September 1983 and served as Chief Financial Officer from 1983 until 1994. Prior to founding the Company, Mr. Paxton was Vice President of Honeywell Optoelectronics, a division of Honeywell, Inc., from 1978 to 1983. From 1969 to 1978, Mr. Paxton was Chairman of the Board of Directors, President, Chief Executive Officer and founder of Spectronics, Inc., which was acquired by Honeywell, Inc. in 1978. Prior to founding Spectronics, Inc., Mr. Paxton held various managerial and technical positions at Texas Instruments Incorporated from 1959 to 1969. Mr. Paxton holds Ph.D., M.S. and B.S. degrees in Physics from the University of Oklahoma.

    T. JOE HEAD is co-founder of the Company and has served as Senior Vice President and a director since the Company's inception in September 1983. Prior to co-founding the Company, Mr. Head held the positions of Product Marketing Manager and Marketing Engineer at Honeywell Optoelectronics from 1980 to 1983. Mr. Head holds a B.S. degree in Electrical Engineering from Texas A & M University.

    TIMOTHY W. KINNEAR has served as Vice President and Chief Financial Officer of the Company since September of 1996. Prior to joining the Company, Mr. Kinnear held various managerial positions, including Vice President of Finance, at Cyrix Corporation from 1992 to 1996. Prior to joining Cyrix

Corporation, Mr. Kinnear held various positions, including Audit Manager, at Ernst & Young from 1986 to 1992. Mr. Kinnear holds a B.B.A. degree in Accounting from Texas Tech University.

    BILLIE J. COTTONGIM has served as Vice President--Manufacturing Engineering of the Company since 1987 and previously served as its Director of Manufacturing Engineering from 1983 to 1987. Prior to joining the Company, Mr. Cottongim held the position of Senior Engineer at Honeywell Optoelectronics from 1982 to 1983.

    GREGORY E. GEIGER has served the Company as Vice President--Hardware Engineering since February 1992. Mr. Geiger previously held positions with the Company as Director of Hardware Engineering in 1991 and Design Engineer from 1987 to 1990. Prior to joining the Company, Mr. Geiger held the position of Design Engineer at E-Systems, Inc. from 1985 to 1987.

    ERIC H. GORE has served the Company as Vice President--Strategic Business Development since February 1994. Mr. Gore previously held positions with the Company as Director of Strategic Business Development from 1992 to 1994, Area Sales Manager from 1989 to 1992 and Regional Sales Manager from 1984 to 1989. Prior to joining the Company, Mr. Gore served Texas Instruments Incorporated as Marketing Manager--Eastern United States from 1982 to 1983 and Product Marketing Representative from 1979 to 1982.

    GARRY L. HEMPHILL has served the Company as Vice President--Operations since 1987 and previously served as its Manager of Operations from 1984 to 1987. Prior to joining the Company, Mr. Hemphill held the position of Supervisor of Military Products at Honeywell Optoelectronics from 1979 to 1983.

    JOSEPH V. HOWARD has served the Company as Vice President--North American Sales since October 1996. Mr. Howard previously held positions with the Company as Vice President--Federal Systems from 1994 to 1996, Manager of the Federal Systems Group from 1991 to 1994 and National Accounts Manager from 1988 to 1991. Prior to joining the Company, Mr. Howard held the position of Account Representative for May-Craft Information Systems from 1986 to 1988.

    JERRY W. PATE has served the Company as Vice President--Chief Engineer since February 1992 and previously served as its Vice President from 1987 to February 1992 and Director of Engineering from 1983 to 1987. Prior to joining the Company, Mr. Pate served as an independent consultant for Honeywell Optoelectronics and Siemens, A.G. from 1980 to 1983.

    MICHAEL L. PAXTON has served the Company as Vice President and Secretary of the Company since June 1995 and previously served as its Controller of Finance and Accounting from 1987 to 1995 and Accounting Manager from 1986 to 1987. Prior to joining the Company, Mr. Paxton held the position of Staff Accountant for Clifford E. Wall, Certified Public Accountant, from 1984 to 1986.

    JOE W. TUCKER, JR. has served the Company as Vice President--International Sales since June 1996 and previously served as its Vice President--North American Sales from 1992 to 1996. Prior to joining the Company, Mr. Tucker held the positions of Vice President--U.S. Operations of Datapoint, Inc. from 1990 to 1992; Vice President and General Manager of United Detector Technology, a division of ILC, Inc., from 1988 to 1990; Worldwide Marketing and Sales Director from 1986 to 1988 and various sales management positions from 1980 to 1986 at Honeywell Optoelectronics; and various marketing and sales management positions at Texas Instruments Incorporated from 1969 to 1980.

    D. KEITH WILLETTE has served the Company as Vice President--Software Engineering since February 1992. Mr. Willette previously held positions with the Company as Director of Software Engineering from 1991 to 1992 and Software Engineer from 1990 to 1991. Prior to joining the Company, Mr. Willette held the positions of Lead Software Engineer from 1989 to 1990 and Software Engineer from 1988 to 1989 at Harris Adacom Corporation, and Senior Software Engineer at Ascom Timeplex, Inc. from 1987 to 1988.

    TIMOTHY E. WOODS has served the Company as Vice President--Customer Technical Services since February 1992 and previously held positions with the Company as Manager of Technical Support and

Product Support Engineer from 1990 to 1991. Prior to joining the Company, Mr. Woods held the position of Systems Design Engineer at Jaycor Technical Services, Incorporated from 1987 to 1990.

    KANDIS L. TATE THOMPSON has served the Company as Controller of Finance and Accounting since June 1995 and previously held positions as Accounting Manager for the Company from 1991 to June 1995 and Staff Accountant from 1989 to 1991. Prior to joining the Company, Ms. Thompson held the position of Staff Accountant for Armstrong and Associates, Certified Public Accountants, from 1988 to 1989. Ms. Thompson has been a Certified Public Accountant since 1990.

    DONNA J. COMBS has served as Assistant Secretary of the Company since 1994 and previously served as its Secretary from 1987 to 1994. Ms. Combs has held the position of Director of Administration since joining the Company in 1984.

    Neither the Company nor any of its subsidiaries has employment agreements with any of its executives.

    All executive officers of the Company are elected annually by the Board of Directors and serve at the discretion of the Board. G. Ward Paxton is the father of Michael L. Paxton. There are no other family relationships between any director or executive officer and any other such person.

ODS 401(K) SAVINGS PLAN

    The Company has adopted the ODS 401(k) Savings Plan, as amended, (the "Savings Plan"), which is intended to comply with Sections 401(a) and 401(k) of the Internal Revenue Code, as amended (the "Code"), and the applicable provisions of the Employee Retirement Income Security Act of 1974, as amended. Amounts contributed to the Savings Plan are held under a trust intended to be exempt from income tax pursuant to Section 501(a) of the Code. All employees of the Company (except nonresident aliens who receive no earned income from the Company within the United States) who have completed three months of service are eligible to participate in the Savings Plan. Participating employees may make pre-tax contributions to their accounts of not less than 1% nor more than 15% of their compensation each year, subject to certain maximum limits imposed by law ($9,500 in 1996). In its discretion, the Company may make (i) annual matching contributions to the accounts of participating employees not to exceed 4% of their annual base compensation and (ii) annual employer contributions. The accounts of participating employees are 100% vested immediately as to salary reduction amounts contributed to the Savings Plan and vest at the rate of 20% per year of service as to all other benefits, with all rights being 100% vested under the Savings Plan after five years of service or upon death, disability or normal retirement.

ITEM 11.  EXECUTIVE COMPENSATION.

    The information set forth under the caption "Executive Compensation" contained in the Company's definitive Proxy Statement filed in connection with the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's definitive Proxy Statement filed in connection with the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information set forth under the caption "Certain Transactions" contained in the Company's definitive Proxy Statement filed in connection with the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                                                   PAGE IN 1996
                                                                                                  ANNUAL REPORT*
                                                                                                 -----------------

(a) 1.     CONSOLIDATED FINANCIAL STATEMENTS.

           Report of Independent Auditors......................................................             17

           Consolidated Balance Sheets at December 31, 1996 and 1995...........................             18

           Consolidated Statements of Income for the years ended December 31, 1996, 1995 and                19
            1994...............................................................................

           Consolidated Statements of Stockholders' Equity for the years ended December 31,                 20
            1996, 1995 and 1994................................................................

           Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995                21
            and 1994...........................................................................

           Notes to Consolidated Financial Statements..........................................          22-27

           * Pages 17-27 referenced above of the 1996 Annual Report are incorporated herein by reference, and appear in Exhibit 13, herein.


  2.       FINANCIAL STATEMENT SCHEDULES.                                                            PAGE NO.
                                                                                                 -----------------

           SCHEDULE II - Valuation and Qualifying Accounts.....................................            S-1

    All other schedules are omitted because they are either not required or not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

    (b) REPORTS ON FORM 8-K.

    There were no reports on Form 8-K filed during the fourth quarter of 1996.

    (c) EXHIBITS.

    The following Exhibits are filed herewith pursuant to Item 601 of Regulation S-K or are incorporated herein by reference to previous filings as noted:

 EXHIBIT
 NUMBER                                                     DESCRIPTION OF EXHIBIT
---------             ---------------------------------------------------------------------------------------------------

   3.1(1)  .........  Certificate of Incorporation of the Registrant.

   3.2(1)  .........  Bylaws of the Registrant.

   4.1(2)  .........  Specimen of Common Stock Certificate.

   4.2(2)  .........  Form of Common Stock Purchase Warrants issued to William F. Earthman, III.

  10.1(2)  .........  Lease Agreement, dated September 12, 1989, between G.D.A.F. Associates and the Registrant for the
                       Registrant's headquarters and executive office building.

  10.2(2)  .........  1983 Incentive Stock Option Plan of Optical Data Systems, Inc., as amended.

  10.3(2)  .........  1987 Incentive Stock Option Plan of Optical Data Systems, Inc., as amended.

  10.4(2)  .........  Copy of Stock Option granted to Robert Anderson.

  10.5(2)  .........  Form of Indemnification Agreement.

  10.6(3)  .........  ODS 401(k) Savings Plan, dated May 19, 1993, effective April 1, 1993.

  10.7(4)  .........  Amendment Number One to the ODS 401(K) Savings Plan, dated December 30, 1994.

 EXHIBIT
 NUMBER                                                     DESCRIPTION OF EXHIBIT
---------             ---------------------------------------------------------------------------------------------------
  10.8(5)  .........  1995 Stock Option Plan of Optical Data Systems, Inc.

  10.9(5)  .........  1995 Non-Employee Directors Stock Option Plan of Optical Data Systems, Inc.

 10.10(6)  .........  Amended and Restated Revolving Credit Loan Agreement, dated April 13, 1995, between NationsBank of
                       Texas, N.A. (formerly, NCNB Texas National Bank) and the Registrant.

 10.11(6)  .........  Supplemental Lease Agreement, dated March 7, 1995, between G.D.A.F. Associates, subsequently assigned to CIIF Associates II Limited Partnership, Landlord, and the Registrant, as Tenant,
                       relative to the Registrant's headquarters and executive office building.

11(7)      .........  Statement regarding Computation of Per Share Earnings.

13(7)      .........  Annual Report to Stockholders of the Registrant for the fiscal year ended December 31, 1996, to the extent specified in Parts II, III and IV hereof.

21(7)      .........  Subsidiaries of the Registrant.

23(7)      .........  Consent of Independent Auditors.

27(7)      .........  Financial Data Schedule.

------------------------

(1) Filed as an Exhibit in the Registrant's Current Report on Form 8-K dated November 6, 1995 (Date of Event: October 31, 1995; Commission File No. 0-20191), which Exhibit is incorporated herein by reference.

(2) Filed as an Exhibit in the Registrant's Registration Statement on Form S-1, as amended (File No. 33-6899) which was declared effective on May 21, 1992, by the Securities and Exchange Commission, which Exhibit is incorporated herein by reference.

(3) Filed as an Exhibit in the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1993 (File No. 0-20191), which Exhibit is incorporated herein by reference.

(4) Filed as an Exhibit in the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1994 (File No. 0-20191), which Exhibit is incorporated herein by reference.

(5) Filed as an Exhibit to the Registrant's definitive Proxy Statement in connection with the solicitation of proxies for its 1995 Annual Meeting of Stockholders (File No. 0-20191), which Exhibit is incorporated herein by reference.

(6) Filed as an Exhibit in the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995 (File No. 0-20191), which Exhibit is incorporated herein by reference.

(7) Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     OPTICAL DATA SYSTEMS, INC.
Dated: March 14, 1997                (Registrant)

                                By:              /s/ G. WARD PAXTON
                                     -----------------------------------------
                                                   G. Ward Paxton
                                        CHAIRMAN OF THE BOARD OF DIRECTORS,
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                           (PRINCIPAL EXECUTIVE OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board of
      /s/ G. WARD PAXTON          Directors, President and
------------------------------    Chief Executive Officer     March 14, 1997
        G. Ward Paxton            (Principal Executive
                                  Officer)

                                Vice President and Chief
    /s/ TIMOTHY W. KINNEAR        Financial Officer
------------------------------    (Principal Financial        March 14, 1997
      Timothy W. Kinnear          Officer)

   /s/ KANDIS TATE THOMPSON     Controller - Finance and
------------------------------    Accounting (Principal       March 14, 1997
     Kandis Tate Thompson         Accounting Officer)

       /s/ T. JOE HEAD
------------------------------  Senior Vice President         March 14, 1997
         T. Joe Head              and Director

     /s/ ROBERT ANDERSON
------------------------------  Director                      March 14, 1997
       Robert Anderson

       /s/ J. FRED BUCY
------------------------------  Director                      March 14, 1997
         J. Fred Bucy

    /s/ DONALD M. JOHNSTON
------------------------------  Director                      March 14, 1997
      Donald M. Johnston

                                                                     SCHEDULE II

                           OPTICAL DATA SYSTEMS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                   BALANCE AT    CHARGED TO                BALANCE AT
                                                                  BEGINNING OF    COSTS AND                  END OF
DESCRIPTION                                                          PERIOD       EXPENSES    DEDUCTIONS     PERIOD
----------------------------------------------------------------  -------------  -----------  -----------  -----------
Year ended December 31, 1994:
Deducted from asset accounts:
  Allowance for Doubtful Accounts and Returns...................    $     294     $      90    $      28**  $     356
  Inventory Obsolescence Reserve................................    $     217     $   1,850    $   1,761*   $     306

Year ended December 31, 1995:
Deducted from asset accounts:
  Allowance for Doubtful Accounts and Returns...................    $     356     $     382    $     121**  $     617
  Inventory Obsolescence Reserve................................    $     306     $   1,989    $   1,664*   $     631

Year ended December 31, 1996:
Deducted from asset accounts:
  Allowance for Doubtful Accounts and Returns...................    $     617     $     227    $      22**  $     822
  Inventory Obsolescence Reserve................................    $     631     $   2,421    $   1,067*   $   1,985

------------------------

*   Obsolete inventory written off.

**  Uncollectible accounts written off.

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                                                     DESCRIPTION OF EXHIBIT
---------             ---------------------------------------------------------------------------------------------------

   3.1(1)  .........  Certificate of Incorporation of the Registrant.

   3.2(1)  .........  Bylaws of the Registrant.

   4.1(2)  .........  Specimen of Common Stock Certificate.

   4.2(2)  .........  Form of Common Stock Purchase Warrants issued to William F. Earthman, III.

  10.1(2)  .........  Lease Agreement, dated September 12, 1989, between G.D.A.F. Associates and the Registrant for the
                       Registrant's headquarters and executive office building.

  10.2(2)  .........  1983 Incentive Stock Option Plan of Optical Data Systems, Inc., as amended.

  10.3(2)  .........  1987 Incentive Stock Option Plan of Optical Data Systems, Inc., as amended.

  10.4(2)  .........  Copy of Stock Option granted to Robert Anderson.

  10.5(2)  .........  Form of Indemnification Agreement.

  10.6(3)  .........  ODS 401(k) Savings Plan, dated May 19, 1993, effective April 1, 1993.

  10.7(4)  .........  Amendment Number One to the ODS 401(K) Savings Plan, dated December 30, 1994.

  10.8(5)  .........  1995 Stock Option Plan of Optical Data Systems, Inc.

  10.9(5)  .........  1995 Non-Employee Directors Stock Option Plan of Optical Data Systems, Inc.

 10.10(6)  .........  Amended and Restated Revolving Credit Loan Agreement, dated April 13, 1995, between NationsBank of
                       Texas, N.A. (formerly, NCNB Texas National Bank) and the Registrant.

 10.11(6)  .........  Supplemental Lease Agreement, dated March 7, 1995, between G.D.A.F. Associates, subsequently assigned to CIIF Associates II Limited Partnership, Landlord, and the Registrant, as Tenant,
                       relative to the Registrant's headquarters and executive office building.

11(7)      .........  Statement regarding Computation of Per Share Earnings.

13(7)      .........  Annual Report to Stockholders of the Registrant for the fiscal year ended December 31, 1996, to the extent specified in Parts II, III and IV hereof.

21(7)      .........  Subsidiaries of the Registrant.

23(7)      .........  Consent of Independent Auditors.

27(7)      .........  Financial Data Schedule.

------------------------

(1) Filed as an Exhibit in the Registrant's Current Report on Form 8-K dated November 6, 1995 (Date of Event: October 31, 1995; Commission File No. 0-20191), which Exhibit is incorporated herein by reference.

(2) Filed as an Exhibit in the Registrant's Registration Statement on Form S-1, as amended (File No. 33-6899) which was declared effective on May 21, 1992, by the Securities and Exchange Commission, which Exhibit is incorporated herein by reference.

(3) Filed as an Exhibit in the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1993 (File No. 0-20191), which Exhibit is incorporated herein by reference.

(4) Filed as an Exhibit in the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1994 (File No. 0-20191), which Exhibit is incorporated herein by reference.

(5) Filed as an Exhibit to the Registrant's definitive Proxy Statement in connection with the solicitation of proxies for its 1995 Annual Meeting of Stockholders (File No. 0-20191), which Exhibit is incorporated herein by reference.

(6) Filed as an Exhibit in the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995 (File No. 0-20191), which Exhibit is incorporated herein by reference.

(7) Filed herewith.