Form 10-Q
period 1997-03-31
ODS NETWORKS INC
filed 1997-05-09
CIK 736012

------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______________to______________

                       Commission File Number   0-20191

                                *  *  *  *  *  *

                               ODS NETWORKS, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            DELAWARE                                  75-1911917
-------------------------------                   ------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)


                 1101 EAST ARAPAHO ROAD, RICHARDSON, TEXAS 75081
                 -----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (972) 234-6400
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


                          OPTICAL DATA SYSTEMS, INC.
                   -------------------------------------------
                   (Former name, if changed since last report)

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

                                *  *  *  *  *  *

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, on April 30, 1997 was 16,403,171.

------------------------------------------------------------------------------

                               ODS NETWORKS, INC.

                                      INDEX

                   PART I - FINANCIAL INFORMATION

                                                                    PAGE
                                                                    ----
Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 1997
     and December 31, 1996 . . . . . . . . . . . . . . . . . . .      3

Condensed Consolidated Statements of Operations for the three
     months ended March 31, 1997 and March 31, 1996. . . . . . .      4

Condensed Consolidated Statements of Cash Flows for the three
     months ended March 31, 1997 and March 31, 1996. . . . . . .      5

Notes to Condensed Consolidated Financial Statements . . . . . .      6

Item 2.  Management's Discussion and Analysis of Results of
     Operations and Financial Condition. . . . . . . . . . . . .      7-12


                     PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . .      13

Signature Page . . . . . . . . . . . . . . . . . . . . . . . . .      14

                       ODS NETWORKS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except par value amounts)



                                                March 31,    Dec. 31,
                                                   1997        1996
                                               -----------   --------
                                               (Unaudited)
                               ASSETS

Current Assets:
   Cash and cash equivalents                     $ 7,732      $ 6,565
   Short-term investments                         10,118       13,790
   Accounts receivable (net)                      13,054       16,573
   Income taxes receivable                           430           85
   Inventories                                    26,395       25,573
   Deferred tax assets                             1,991        1,499
   Other assets                                    1,112          840
                                                 -------      -------
Total current assets                              60,832       64,925

Property and equipment (net)                      12,065       11,739
Long-term investments                              7,538        5,050
Other assets                                         220          221
                                                 -------      -------

TOTAL ASSETS                                     $80,655      $81,935
                                                 -------      -------
                                                 -------      -------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                              $ 5,625      $ 5,440
   Accrued expenses                                4,529        4,956
                                                 -------      -------
Total current liabilities                         10,154       10,396

Deferred tax liabilities                             577          601

Stockholders' Equity:
   Preferred stock, $.01 par value,
      Authorized shares - 5,000
      No shares issued and outstanding
   Common stock, $.01 par value,
      Authorized shares - 80,000
      Issued and outstanding shares - 16,383
      in 1997 and 16,328 in 1996                     164          163
   Additional paid-in capital                     19,072       18,908
   Retained earnings                              50,791       51,969
   Foreign currency translation adjustments         (103)        (102)
                                                 -------      -------
Total stockholders' equity                        69,924       70,938
                                                 -------      -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $80,655      $81,935
                                                 -------      -------
                                                 -------      -------



                             See accompanying notes.

                       ODS NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                    Three Months Ended
                                                  -----------------------
                                                  March 31,     March 31,
                                                    1997          1996
                                                  ---------     ---------
Net sales                                          $20,161       $29,505
Cost of sales                                       11,165        15,139
                                                   -------       -------
     Gross profit                                    8,996        14,366

Operating expenses:
     Sales and marketing                             7,141         5,929
     Research and development                        2,830         2,161
     General and administrative                      1,262           887
                                                   -------       -------

Operating income (loss)                             (2,237)        5,389

Interest income, net                                   337           247
                                                   -------       -------

Income (loss) before income taxes                   (1,900)        5,636

Income tax (benefit) provision                        (722)        2,142
                                                   -------       -------

Net income (loss)                                  $(1,178)      $ 3,494
                                                   -------       -------
                                                   -------       -------

Net income (loss) per share                        $ (0.07)      $   .21
                                                   -------       -------
                                                   -------       -------
Weighted average common and common
 equivalent shares outstanding                      16,360        16,865
                                                   -------       -------
                                                   -------       -------






                             See accompanying notes.

                       ODS NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                      Three Months Ended
                                                    ------------------------
                                                    March 31,      March 31,
                                                      1997           1996
                                                    ---------      ---------
Operating Activities:
Net income (loss)                                   $(1,178)       $ 3,494
Adjustments to reconcile net income (loss) to
 net cash provided (used) by operating activities:
   Depreciation                                         739            554
   Deferred income taxes                               (516)          (133)
   Provision for doubtful accounts and returns           20             80
   Changes in operating assets and liabilities:
      Accounts receivable                             3,499         (7,236)
      Income taxes receivable                          (345)            -
      Inventories                                      (822)        (3,418)
      Other assets                                     (271)          (278)
      Accounts payable and accrued expenses            (242)         1,120
      Income taxes payable                               -           1,576
                                                    -------        -------
Net cash provided by (used in)
    operating activities                                884         (4,241)
                                                    -------        -------
Investing Activities:
  Purchases of short-term investments                (2,200)        (6,112)
  Maturities of short-term investments                5,872          5,000
  Purchases of long-term investments                 (2,488)           -
  Purchases of property and equipment                (1,065)        (1,210)
                                                    -------        -------
Net cash provided by (used in) investing activities     119         (2,322)
                                                    -------        -------
Financing Activities:
  Exercise of employee stock options                    165            235
                                                    -------        -------
Net cash provided by financing activities               165            235
                                                    -------        -------
Effect of foreign currency translation
 adjustment on cash and cash equivalents                 (1)            (1)
                                                    -------        -------
Net increase (decrease) in cash and cash
 equivalents                                          1,167         (6,329)

Cash and cash equivalents at beginning of
 period                                               6,565         10,397
                                                    -------        -------
Cash and cash equivalents at end of period          $ 7,732        $ 4,068
                                                    -------        -------
                                                    -------        -------
Supplemental disclosure of income taxes paid        $   179        $   699
                                                    -------        -------
                                                    -------        -------

                             See accompanying notes.

                     ODS NETWORKS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


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

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to have no effect on primary earnings per share for the quarter ended March 31, 1997 and to result in an increase in primary earnings per share for the quarter ended March 31, 1996 of $0.01 per share. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be significant.

The results of operations for the three month period ending March 31, 1997 are not necessarily indicative of the results which may be achieved for the full fiscal year or for any future period. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


Note B - Inventories (in Thousands)

Inventories consist of:
                                        March 31,       Dec. 31,
                                          1997            1996
                                        ---------       --------
   Raw materials                         $ 4,899        $ 6,138
   Work in process                         3,227          2,308
   Finished products                      14,529         13,530
   Demonstration systems                   3,740          3,597
                                         -------        -------
                                         $26,395        $25,573
                                         -------        -------
                                         -------        -------

Note C - Accrued Expenses (in Thousands)

Included in accrued expenses are the following:

                                          March 31,       Dec. 31,
                                            1997            1996
                                          ---------       --------
      Accrued sales commissions            $  621         $  681
      Accrued property taxes                  174            631
      Accrued vacation expense                727            538
      Deferred maintenance revenue          1,392          1,714
      Other (individually less than
       5% of current liabilities)           1,615          1,392
                                           ------         ------
                                           $4,529         $4,956
                                           ------         ------
                                           ------         ------

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                         Three Months Ended March 31,
                                         ----------------------------
                                              1997         1996
                                             ------       ------
Net sales                                    100.0%       100.0%
Cost of sales                                 55.4         51.3
                                             -----        -----
Gross profit                                  44.6         48.7
Sales and marketing expenses                  35.4         20.1
Research and development expenses             14.0          7.3
General and administrative expenses            6.3          3.0
                                             -----        -----
Operating income (loss)                      (11.1)        18.3
Interest income, net                           1.7          0.8
                                             -----        -----
Income (loss) before income tax               (9.4)        19.1
Income taxes                                  (3.6)         7.3
                                             -----        -----
Net income (loss)                             (5.8)%       11.8%
                                             -----        -----
                                             -----        -----

Ethernet sales                                57.3%        63.1%
Token Ring sales                              24.3         17.3
FDDI sales                                    15.5         14.5
ATM sales                                      1.7          3.3
Other sales                                    1.2          1.8
                                             -----        -----
Net sales                                    100.0%       100.0%
                                             -----        -----
                                             -----        -----

Domestic sales                                78.4%        84.3%
Export sales to:
  Europe                                      10.2          9.0
  Canada                                       5.2          3.8
  Asia                                         4.1          2.6
  Latin America                                2.1          0.3
                                             -----        -----
Net sales                                    100.0%       100.0%
                                             -----        -----
                                             -----        -----

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

  FIRST QUARTER OF 1997 COMPARED WITH FIRST QUARTER OF 1996

     NET SALES. Net sales for the first quarter ended March 31, 1997 decreased to $20.2 million compared to $29.5 million for the first quarter ended March 31, 1996 as sales of the Company's new network switching products did not increase quickly enough to offset the decrease in sales of its prior generation shared bandwidth intelligent hubs.

     Export sales decreased to $4.3 million for the first quarter of 1997 from $4.6 million for first quarter of 1996.

     During the first quarter of 1997, 14.3% of net sales were to Electronic Data Systems Corporation ("EDS") compared to 21.2% of net sales in the first quarter of 1996. Sales to AT&T Corp. ("AT&T") were 3.4% of net sales during the first quarter of 1997 compared to 19.6% of net sales during the first quarter of 1996.

     GROSS PROFIT. Gross profit decreased to $9.0 million or 44.6% of net sales for the first quarter of 1997 compared to $14.4 million or 48.7% of net sales for the first quarter of 1996. Gross profit as a percentage of net sales in the first quarter of 1997 was impacted by lower sales volume and the market transition to higher performance switch products. Gross profit margins in future periods may be affected by several factors such as continued product transition, sales volume, shifts in product mix, fluctuation in manufacturing costs, pricing strategies of the Company and its competitors and fluctuations in sales of integrated third-party products. Gross profit margins are typically lower on sales of integrated third-party products.

     SALES AND MARKETING. Sales and marketing expenses increased to $7.1 million or 35.4% of net sales for the first quarter of 1997 from $5.9 million or 20.1% of net sales for the first quarter of 1996. The increase in sales and marketing expense was primarily due to higher levels of staffing in sales, marketing and technical support and associated costs. The Company expects sales and marketing expenses to continue to increase in amount, but may vary as a percentage of net sales in the future.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased to $2.8 million or 14.0% of net sales for the first quarter of 1997 from $2.2 million or 7.3% of net sales for the first quarter of 1996. The increase in research and development expense was primarily due to an increase in the number of development personnel and increased costs related to the development and testing of new switching products. The Company expects to continue to invest in research and development activities in the future in order to broaden its family of switching products.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $1.3 million or 6.3% of net sales for the first quarter of 1997 from
$0.9 million or 3.0% of net sales for the first quarter of 1996.   As the
Company continues to expand its domestic and foreign operations, general and administrative expenses are expected to increase in amount, but may vary as a percentage of net sales in the future.

     INTEREST. Net interest income increased to $0.3 million for the first quarter of 1997 from $0.2 million for the first quarter of 1996. Net interest income may vary in the future based on the Company's cash flow and rate of return on investments.

     INCOME TAXES. The Company's effective income tax rate remained constant at 38.0% for the first quarter of 1997 compared to the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity at March 31, 1997 were $7.7 million of cash and cash equivalents, $10.1 million of short-term investments, and $7.5 million of highly liquid investments with a stated maturity beyond one year. As of March 31, 1997, working capital was $50.6 million compared to $54.5 million as of December 31, 1996.

     Cash flows provided by operations for the first three months of 1997 were $0.9 million, primarily due to a decrease in accounts receivable balances partially offset by an increase in inventory balances and a net loss for the period. The decrease in accounts receivable reflects the decrease in net sales to $20.2 million during the first quarter of 1997 compared to $26.0 million during the fourth quarter of 1996.

     Future fluctuations in accounts receivable and inventory balances will be dependent upon several factors, including but not limited to quarterly sales, ability to collect accounts receivable timely, the Company's strategy as to building inventory in advance of receiving orders from customers, and the accuracy of the Company's forecasts of product demand and component requirements.

     Cash provided by investing activities in the first three months of 1997 consisted of net maturities of short-term investments of $3.7 million offset by purchases of long-term investments of $2.5 million and property and equipment purchases of $1.1 million.

     Cash provided by financing activities in the first three months of 1997 was $0.2 million, which consisted of the issuance of common stock relating to the exercise of certain employee stock options.

     During the first three months of 1997 the Company funded its operations solely through cash flow from operations. As of March 31, 1997, the Company's revolving bank credit facility provided an unsecured line of credit of up to $5.0 million, subject to certain limitations and conditions. At March 31, 1997, the Company had no borrowings outstanding under this bank credit facility which expired on April 14, 1997. Subsequent to March 31, 1997, the Company renewed the line of credit agreement and increased the maximum available borrowings under the credit facility to $15.0 million. Borrowings under this line are subject to certain limitations and conditions, including the maintenance of certain financial ratios such as debt-to-equity and fixed charge coverage ratios. Borrowings on this line accrue interest at prime with interest due monthly and principal due April 12, 1999.

     The Company believes that its cash, cash equivalents and investment balances, cash expected to be generated from operations and the availability of borrowings under its bank credit facility will provide sufficient cash resources to finance its operations and currently projected capital expenditures through the remainder of 1997.


FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

TECHNOLOGICAL CHANGES. The market for the Company's products is characterized by frequent product introductions, rapidly changing technology and continued evolution of new industry standards. The market for network intelligent hubs and switches requires the Company's products to be compatible and interoperable with products and architectures offered by various vendors, including other networking products, workstation and personal computer architectures and computer and network operating systems. The Company's success will depend to a substantial degree upon its ability to develop and introduce in a timely manner new products and enhancements to its existing products that meet changing customer requirements and evolving industry standards. The development of technologically advanced products is a complex and uncertain process requiring high levels of innovation as well as the accurate anticipation of technological and market trends. There can be no assurance that the Company will be able to identify, develop, manufacture, market and support new or enhanced products successfully in a timely manner. Further, the Company or its competitors may introduce new products or product enhancements that shorten the life cycle of or obsolete the Company's existing product lines which could have a material adverse effect on the Company's business, operating results and financial condition.

COMPETITION AND MARKET ACCEPTANCE. The market for network intelligent hubs and switches is intensely competitive and subject to frequent product introductions with improved price/performance characteristics. Even if the Company does introduce advanced products which meet evolving customer requirements in a timely manner, there can be no assurance that the new Company products will gain market acceptance. Many networking companies, including Cisco Systems, Inc. ("Cisco"), Cabletron Systems, Inc. ("Cabletron"), Bay Networks, Inc.("Bay Networks") and others, have substantially greater financial, technical, sales and marketing resources, better name recognition and a larger customer base than the Company. In addition, many of the Company's large competitors offer customers a broader product line which provides a more comprehensive networking solution than the Company currently offers. Increased competition in the networking industry could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

PRODUCT TRANSITIONS. Once current networking products have been in the market place for a period of time and begin to be replaced by higher performance products (whether of the Company's or a competitor's design), the Company expects the net sales of such networking products to decrease. In order to achieve revenue growth in the future the Company will be required to design, develop and successfully commercialize higher performance products in a timely manner. For example, the Company believes that the market for shared bandwidth intelligent hubs, sales of which have represented the vast majority of the Company's net sales over the past several years, decreased over the past several quarters and may continue to decrease as switching products with enhanced price/performance characteristics gain market acceptance. There can be no assurance that the Company will be able to introduce new products and gain market acceptance quickly enough to avoid adverse revenue transition patterns during current or future product transitions.

MANUFACTURING AND AVAILABILITY OF COMPONENTS. The Company's manufacturing operations consist primarily of final assembly, testing and quality control of subassemblies and finished units. Materials used by the Company in its manufacturing processes include semiconductors such as microprocessors, memory chips and application-specific integrated circuits, printed circuit boards, power supplies and enclosures. All of the materials used in the Company's products are purchased under contracts and purchase orders with third parties. While the Company believes that many of the materials used in the production of its products are generally readily available from a variety of sources, certain components are available from one or a limited number of suppliers. The lead times for delivery of components vary significantly and exceed ten weeks for certain components. If the Company should fail to forecast its requirements accurately for components, it may experience excess inventory or shortages of certain components which could have an adverse effect on the Company's business and operating results. Further, any interruption in the supply of any of these components, or the inability of the Company to procure these components from alternative sources at acceptable prices within a reasonable time, could have an adverse effect on the Company's business and operating results.

DEPENDENCE OF KEY CUSTOMERS. A relatively small number of customers has accounted for a significant portion of the Company's revenue. U.S. Government agencies and strategic network integrators, such as EDS, which purchase the Company's products for internal use and offer the Company's products for resale, are expected to continue to account for a substantial portion of the Company's net revenue. The Company continuously faces competition from Cisco, Cabletron, Bay Networks and others for U.S. Government networking projects and corporate networking installations. Any reduction or delay in sales of the Company's products to these customers could have a material adverse effect on the Company's operating results.

INTERNATIONAL OPERATIONS. Export sales accounted for approximately 21.6% of the Company's revenue for the three months ended March 31, 1997. The Company intends to expand its international presence and expects that export sales will represent a significant portion of its business in the future. While the Company's current products are designed to meet relevant regulatory requirements of the foreign markets in which they are sold, any inability to obtain any required foreign regulatory approvals on a timely basis could have a material adverse effect on the Company's operating results. Additionally, the Company's international operations may be affected by changes in demand resulting from fluctuations in currency exchange rates and local purchasing practices, including seasonal fluctuations in demand, as well as by risks such as increases in duty rates, difficulties in distribution and other constraints upon international trade.

INTELLECTUAL PROPERTY. The Company's success and its ability to compete are dependent, in part, upon its proprietary technology. The Company does not hold any issued patents and currently relies on a combination of contractual rights, trade secrets and copyright laws to establish and protect its proprietary rights in its products. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

The Company is also subject to the risk of adverse claims and litigation alleging infringement of intellectual property rights of others. The Company could incur substantial costs in defending itself and its customers against any such claim regardless of the merits of such claims. In the event of a successful claim of infringement, the Company may be required to obtain one or more licenses from third parties. There can be no assurance that the Company could obtain the necessary licenses on reasonable terms.

GENERAL. Sales of networking products fluctuate, from time to time, based on numerous factors, including customers' capital spending levels and general economic conditions. There can be no assurance as to the rate or extent of the growth of the market for network intelligent hubs and switches or the potential adoption of alternative technologies. Future declines in networking product sales as a result of general economic conditions, adoption of alternative technologies or any other reason could have a material adverse effect on the Company's business, operating results and financial condition.

Due to the factors noted above and elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. Any shortfall in revenue and earnings from the levels anticipated by securities analysts could have an immediate and significant effect on the trading price of the Company's common stock in any given period. Also, the Company participates in a highly dynamic industry which often results in volatility of the Company's common stock price.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

This quarterly report, other than historical information, includes forward-looking statements with respect to financial results, product introductions, market demand, industry trends, sufficiency of cash resources and certain other matters. These statements are made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those discussed in the section entitled "Factors That May Affect Future Results of Operations" and elsewhere in this filing, as well as those discussed in the Company's Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (A.)  EXHIBITS.  The following exhibits are included herein:

               (11) Schedule of Computation of Per Share Earnings

               (27) Financial Data Schedule

          (B.) FORM 8-K. The Company filed no reports on Form 8-K and none were required to be filed during the three months ended March 31, 1997.

                             S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ODS NETWORKS, INC.
                                        (Company)



Date: May 9, 1997             By: /s/ TIMOTHY W. KINNEAR
                              -----------------------------
                                  Timothy W. Kinnear
                                Chief Financial Officer
                              (Principal Financial Officer)



                              By: /s/ KANDIS TATE THOMPSON
                              -----------------------------
                                   Kandis Tate Thompson
                                       Controller
                              (Principal Accounting Officer)

                                EXHIBIT INDEX

EXHIBIT
-------
   11        Schedule of Computation of Per Share Earnings

   27        Financial Data Schedule