Form 10-Q
period 1997-06-30
ODS NETWORKS INC
filed 1997-08-13
CIK 736012

-------------------------------------------------------------------------------
                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      FORM 10-Q


  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1997

                                          OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______________to______________

                         Commission File Number   0-20191

                                   *  *  *  *  *  *

                                  ODS NETWORKS, INC.
                ------------------------------------------------------
                (Exact name of Registrant as specified in its charter)


            Delaware                               75-1911917
-------------------------------               -------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)


                   1101 East Arapaho Road, Richardson, Texas 75081
                   -----------------------------------------------
                       (Address of principal executive offices)
                                      (Zip Code)

                                    (972) 234-6400
                 ----------------------------------------------------
                 (Registrant's telephone number, including area code)

                                    Not Applicable
                     -------------------------------------------
                     (Former name, if changed since last report)

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
                                   *  *  *  *  *  *

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, on August 1, 1997 was 16,477,776.

-------------------------------------------------------------------------------

                                  ODS NETWORKS, INC.

                                        INDEX

                            PART I - FINANCIAL INFORMATION

                                                                   PAGE
                                                                   ----
Item 1.  Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 1997
     and December 31, 1996 . . . . . . . . . . . . . . . . . . .      3

Condensed Consolidated Statements of Operations for the three
     months ended June 30, 1997 and June 30, 1996. . . . . . . .      4

Condensed Consolidated Statements of Operations for the six
     months ended June 30, 1997 and June 30, 1996. . . . . . . .      5

Condensed Consolidated Statements of Cash Flows for the six
     months ended June 30, 1997 and June 30, 1996. . . . . . . .      6

Notes to Condensed Consolidated Financial Statements . . . . . .      7

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition. . . . . . . . . . .   8-13


    PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders . .     14

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . .     14

Signature Page . . . . . . . . . . . . . . . . . . . . . . . . .     15


                            PART I - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS.

                         ODS NETWORKS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except par value amounts)

                                                 June 30,    Dec. 31,
                                                   1997        1996
                                                 --------    --------
                                               (Unaudited)
                            ASSETS

Current Assets:
   Cash and cash equivalents                     $10,814      $ 6,565
   Short-term investments                         15,711       13,790
   Accounts receivable (net)                      13,967       16,573
   Income taxes receivable                            -            85
   Inventories                                    18,942       25,573
   Deferred tax assets                             2,792        1,499
   Other assets                                      933          840
                                                 --------    --------
Total current assets                              63,159       64,925

Property and equipment (net)                      12,152       11,739
Long-term investments                              5,528        5,050
Other assets                                         167          221
                                                 --------    --------
TOTAL ASSETS                                     $81,006      $81,935
                                                 --------    --------
                                                 --------    --------

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                              $ 4,831      $ 5,440
   Accrued expenses                                4,825        4,956
   Income taxes payable                              348           -
                                                 --------    --------
Total current liabilities                         10,004       10,396

Deferred tax liabilities                             629          601

Stockholders' Equity:
   Preferred stock, $.01 par value,
      Authorized shares - 5,000
      No shares issued and outstanding
   Common stock, $.01 par value,
      Authorized shares - 80,000
      Issued and outstanding shares - 16,455
      in 1997 and 16,328 in 1996                     165          163
   Additional paid-in capital                     19,398       18,908
   Retained earnings                              50,920       51,969
   Foreign currency translation adjustments         (110)        (102)
                                                 --------    --------
Total stockholders' equity                        70,373       70,938
                                                 --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $81,006      $81,935
                                                 --------    --------
                                                 --------    --------

                               See accompanying notes.

                         ODS NETWORKS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share amounts)
                                   (Unaudited)

                                                     Three Months Ended
                                                   -----------------------
                                                   June 30,       June 30,
                                                     1997           1996
                                                   --------       --------
Net sales                                          $27,868        $31,007
Cost of sales                                       16,076         15,641
                                                   --------       --------
     Gross profit                                   11,792         15,366

Operating expenses:
     Sales and marketing                             7,877          6,395
     Research and development                        2,823          2,448
     General and administrative                      1,258            872
                                                   --------       --------
Operating income (loss)                               (166)         5,651

Interest income, net                                   374            215
                                                   --------       --------
Income before income taxes                             208          5,866

Income tax provision                                    79          2,229
                                                   --------       --------
Net income                                         $   129        $ 3,637
                                                   --------       --------
                                                   --------       --------
Net income per share                               $  0.01        $   .22
                                                   --------       --------
                                                   --------       --------
Weighted average common and common
 equivalent shares outstanding                      16,753         16,880
                                                   --------       --------
                                                   --------       --------


                               See accompanying notes.

                         ODS NETWORKS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share amounts)
                                   (Unaudited)

                                                      Six Months Ended
                                                   -----------------------
                                                   June 30,       June 30,
                                                     1997           1996
                                                   --------       --------
Net sales                                          $48,029        $60,512
Cost of sales                                       27,241         30,780
                                                   --------       --------
     Gross profit                                   20,788         29,732

Operating expenses:
     Sales and marketing                            15,018         12,324
     Research and development                        5,653          4,609
     General and administrative                      2,520          1,759
                                                   --------       --------
Operating income (loss)                             (2,403)        11,040

Interest income, net                                   711            462
                                                   --------       --------
Income (loss) before income taxes                   (1,692)        11,502

Income tax (benefit) provision                        (643)         4,371
                                                   --------       --------
Net income (loss)                                  $(1,049)       $ 7,131
                                                   --------       --------
                                                   --------       --------
Net income (loss) per share                        $ (0.06)       $  0.42
                                                   --------       --------
                                                   --------       --------
Weighted average common and common
 equivalent shares outstanding                      16,392         16,874
                                                   --------       --------
                                                   --------       --------


                               See accompanying notes.

                         ODS NETWORKS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                    (Unaudited)

                                                      Six Months Ended
                                                   ----------------------
                                                   June 30,      June 30,
                                                     1997          1996
                                                   --------      --------
Operating Activities:
Net income (loss)                                 ($ 1,049)       $ 7,131
Adjustments to reconcile net income (loss) to
 net cash provided (used) by operating activities:
   Depreciation                                      1,530          1,145
   Deferred income taxes                            (1,265)            (5)
   Provision for doubtful accounts and returns          35             60
   Changes in operating assets and liabilities:
      Accounts receivable                            2,571         (8,421)
      Inventories                                    6,631         (4,331)
      Other assets                                     (39)          (254)
      Accounts payable and accrued expenses           (740)         1,484
      Income taxes payable                             460           (710)
                                                   --------      --------
Net cash provided by (used in)
    operating activities                             8,134         (3,901)
                                                   --------      --------
Investing Activities:
  Purchases of short-term investments              (10,849)        (8,092)
  Maturities of short-term investments              10,932          9,100
  Purchases of long-term investments                (2,495)           -
  Maturities of long-term investments                   13            -
  Purchases of property and equipment               (1,943)        (2,860)
                                                   --------      --------
Net cash used in investing activities               (4,342)        (1,852)
                                                   --------      --------
Financing Activities:
  Exercise of warrants and employee stock options      465            344
                                                   --------      --------
Net cash provided by financing activities              465            344
                                                   --------      --------
Effect of foreign currency translation
 adjustment on cash and cash equivalents                (8)            (4)
                                                   --------      --------
Net increase (decrease) in cash and cash
 equivalents                                         4,249         (5,413)

Cash and cash equivalents at beginning of
 period                                              6,565         10,397
                                                   --------      --------
Cash and cash equivalents at end of period         $10,814        $ 4,984
                                                   --------      --------
                                                   --------      --------

Supplemental disclosure of income taxes paid       $   239        $ 5,086
                                                   --------      --------
                                                   --------      --------

Supplemental schedule of non cash activities:
   Tax benefit of stock options exercised
     and sold                                      $    27        $   426
                                                   --------      --------
                                                   --------      --------


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

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The change in method is expected to have no effect on primary earnings per share for the quarter or six months ended June 30, 1997. The change in method is expected to have no effect on primary earnings per share for the quarter ended June 30, 1996 and an increase in primary earnings per share for the six months ended June 30, 1996 of $0.02 per share. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be significant.

The results of operations for the six month period ending June 30, 1997 are not necessarily indicative of the results which may be achieved for the full fiscal year or for any future period. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

Note B - Inventories (in Thousands)

Inventories consist of:
                                          June 30,       Dec. 31,
                                           1997           1996
                                         ---------      ---------
   Raw materials                         $ 3,907        $ 6,138
   Work in process                         2,311          2,308
   Finished products                       8,851         13,530
   Demonstration systems                   3,873          3,597
                                         -------        -------
                                         $18,942        $25,573
                                         -------        -------
                                         -------        -------
Note C - Accrued Expenses (in Thousands)

Included in accrued expenses are the following:

                                          June 30,       Dec. 31,
                                           1997           1996
                                         ---------      ---------
      Accrued sales commissions          $   865        $   681
      Accrued property taxes                 377            631
      Accrued vacation expense               816            538
      Deferred maintenance revenue         1,377          1,714
      Other (individually less than
       5% of current liabilities)          1,390          1,392
                                         -------        -------
                                         $ 4,825        $ 4,956
                                         -------        -------
                                         -------        -------

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


This quarterly report, other than historical information, may include forward-looking statements with respect to financial results, product introductions, market demand, industry trends, sufficiency of cash resources and certain other matters. These statements are made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those discussed in the section entitled "Factors That May Affect Future Results of Operations" and elsewhere in this filing, as well as those discussed in the Company's Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                  Three Months Ended June 30,  Six Months Ended June 30,
                                  ---------------------------  -------------------------
                                       1997         1996           1997         1996
                                      ------       ------         ------       ------

Net sales                             100.0%       100.0%         100.0%       100.0%
Cost of sales                          57.7         50.4           56.7         50.9
                                      ------       ------         ------       ------
Gross profit                           42.3         49.6           43.3         49.1
Sales and marketing expenses           28.3         20.6           31.3         20.4
Research and development expenses      10.1          7.9           11.8          7.6
General and administrative expenses     4.5          2.9            5.2          2.9
                                      ------       ------         ------       ------
Operating income (loss)                (0.6)        18.2           (5.0)        18.2
Interest income, net                    1.3          0.7            1.5          0.8
                                      ------       ------         ------       ------
Income (loss) before income taxes       0.7         18.9           (3.5)        19.0
Income taxes                            0.3          7.2           (1.3)         7.2
                                      ------       ------         ------       ------
Net income (loss)                       0.4%        11.7%          (2.2)%       11.8%
                                      ------       ------         ------       ------
                                      ------       ------         ------       ------

Switching product sales                42.3%        11.5%          35.7%         9.5%
Shared bandwidth hub sales             52.3         86.7           58.3         88.8
Other sales                             5.4          1.8            6.0          1.7
                                      ------       ------         ------       ------
Net sales                             100.0%       100.0%         100.0%       100.0%
                                      ------       ------         ------       ------
                                      ------       ------         ------       ------

Domestic sales                         68.3%        88.4%          72.5%        86.4
Export sales to:
  Europe                                7.7          6.5            8.7          7.7
  Canada                                2.3          2.4            3.6          3.1
  Asia                                 18.6          1.6           12.5          2.1
  Latin America                         3.1          1.1            2.7          0.7
                                      ------       ------         ------       ------
Net sales                             100.0%       100.0%         100.0%       100.0%
                                      ------       ------         ------       ------
                                      ------       ------         ------       ------

-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

    NET SALES. Net sales for the quarter and six months ended June 30, 1997 decreased to $27.9 million and $48.0 million, respectively, compared to $31.0 million and $60.5 million, respectively, for the same periods of 1996 as sales of the Company's new network switching products did not increase quickly enough to offset the decrease in sales of its prior generation shared bandwidth intelligent hubs.

    Export sales for the quarter and six months ended June 30, 1997 increased to $8.8 million and $13.2 million, respectively, compared to $3.6 million and $8.2 million, respectively, for the same periods of 1996 primarily due to growth in export sales to the Asian region.

    Sales to Electronic Data Systems Corporation ("EDS") were 14.6% and 14.5%, respectively, of net sales during the quarter and six months ended June 30, 1997, compared to 31.2% and 26.3%, respectively, of net sales for the same periods of 1996. Sales to Sapura Holdings Sdn. Bhd. ("Sapura") were 13.9% and 8.1%, respectively, of net sales during the quarter and six months ended June 30, 1997. Direct net sales to various agencies of the U.S. Government were 13.2% and 11.6%, respectively, of net sales during the quarter and six months ended June 30, 1997, compared to 11.4% and 10.5%, respectively, of net sales for the same periods of 1996. Sales to AT&T Corp. ("AT&T") were 2.7% and 3.0%, respectively, of net sales during the quarter and six months ended June 30, 1997, compared to 8.1% and 13.6%, respectively, of net sales for the same periods of 1996.

    GROSS PROFIT. Gross profit decreased to $11.8 million or 42.3% of net sales for the second quarter of 1997 compared to $15.4 million or 49.6% of net sales for the second quarter of 1996. Gross profit decreased to $20.8 million or 43.3% of net sales for six months ended June 30, 1997 compared to $29.7 million or 49.1% of net sales for the same period of 1996. Gross profit as percentages of net sales in the quarter and six months ended June 30, 1997 were impacted by several factors, including a decline in the net realizable value of certain prior generation products, product mix and lower sales volumes. Gross profit margins in future periods may be affected by several factors such as continued product transition, declining market demand for prior generation products, obsolescence or surplus of inventory, shifts in product mix, changes in channels of distribution, sales volume, fluctuation in manufacturing costs, pricing strategies of the Company and its competitors and fluctuations in sales of integrated third-party products. Gross profit margins are typically lower on sales of integrated third-party products.

    SALES AND MARKETING. Sales and marketing expenses increased to $7.9 million or 28.3% of net sales for the second quarter of 1997 from $6.4 million or 20.6% of net sales for the second quarter of 1996. Sales and marketing expenses increased to $15.0 million or 31.3% of net sales for six months ended June 30, 1997 compared to $12.3 million or 20.4% of net sales for the same period of 1996. The increase in sales and marketing expense was primarily due to higher levels of staffing in sales, marketing and technical support and associated costs. The Company expects sales and marketing expenses to continue to increase in amount, but may vary as a percentage of net sales in the future.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased to $2.8 million or 10.1% of net sales for the second quarter of 1997 from $2.4 million or 7.9% of net sales for the second quarter of 1996. Research and development expenses increased to $5.7 million or 11.8% of net sales for six months ended June 30, 1997 compared to $4.6 million or 7.6% of net sales for the same period of 1996. The increase in research and development expense was primarily due to an increase in the number of development personnel and increased costs related to the development and testing of new switching products. The Company expects to continue to invest in research and development activities in the future in order to broaden its family of switching products.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $1.3 million or 4.5% of net sales for the second quarter of 1997 from $0.9 million or 2.9% of net sales for the second quarter of 1996. General and administrative expenses increased to $2.5 million or 5.2% of net sales for six months ended June 30, 1997 compared to $1.8 million or 2.9% of net sales for the same period of 1996. As the Company continues to expand its domestic and foreign operations, general and administrative expenses are expected to increase in amount, but may vary as a percentage of net sales in the future.

    INTEREST. Net interest income increased to $0.4 million and $0.7 million, respectively, for the quarter and six months ended June 30, 1997 compared to $0.2 million and $0.5 million, respectively, for the same periods of 1996. Net interest income may vary in the future based on the Company's cash flow and rate of return on investments.

    INCOME TAXES. The Company's effective income tax rate remained constant at 38.0% for the quarter and six months ended June 30, 1997 compared to the same periods of 1996.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal sources of liquidity at June 30, 1997 were $10.8 million of cash and cash equivalents, $15.7 million of short-term investments, $5.5 million of highly liquid investments with a stated maturity beyond one year and an available line of credit. As of June 30, 1997, working capital was $53.2 million compared to $54.5 million as of December 31, 1996.

    Cash flows provided by operations for the first six months of 1997 were $8.1 million, primarily due to a decrease in inventory and accounts receivable balances partially offset by a net loss for the period. Future fluctuations in accounts receivable and inventory balances will be dependent upon several factors, including but not limited to quarterly sales, ability to collect accounts receivable timely, the Company's strategy as to building inventory in advance of receiving orders from customers, and the accuracy of the Company's forecasts of product demand and component requirements.

    Cash used in investing activities in the first six months of 1997 consisted of net purchases of short-term and long-term investments of $2.4 million, and property and equipment purchases of $1.9 million.

    Cash provided by financing activities in the first six months of 1997 was $0.5 million, which consisted of the issuance of common stock relating to the exercise of certain warrants and employee stock options.

    During the first six months of 1997 the Company funded its operations solely through cash flow from operations. In April 1997, the Company renewed its unsecured bank line of credit agreement and increased the maximum available borrowings under the credit facility to $15.0 million. Borrowings under this line are subject to certain limitations and conditions, including the maintenance of certain financial ratios such as debt-to-equity and fixed charge coverage ratios. Borrowings on this line accrue interest at prime with interest due monthly and principal due April 12, 1999. As of June 30, 1997, the Company had no borrowings outstanding under its bank credit facility.

    The Company believes that its cash, cash equivalents and investment balances, cash expected to be generated from operations and the availability of borrowings under its bank credit facility will provide sufficient cash resources to finance its operations and currently projected capital expenditures through the remainder of 1997.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

As noted above, the foregoing discussions may include forward-looking statements that involve risks and uncertainties. In addition to those factors discussed elsewhere in this report and those discussed in the Company's Annual Report on Form 10-K and other filings with the Securities and Exchange Commission, the Company identifies the following factors which could affect the Company's actual results and cause actual results to differ materially from those in the forward-looking statements.

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

COMPETITION AND MARKET ACCEPTANCE. The market for network intelligent hubs and switches is intensely competitive and subject to frequent product introductions with improved price/performance characteristics. Even if the Company does introduce advanced products which meet evolving customer requirements in a timely manner, there can be no assurance that the new Company products will gain market acceptance. Many networking companies, including Cisco Systems, Inc. ("Cisco"), Cabletron Systems, Inc. ("Cabletron"), Bay Networks, Inc.("Bay Networks"), FORE Systems, Inc. ("FORE Systems"), Xylan Corporation ("Xylan") and others, have substantially greater financial, technical, sales and marketing resources, better name recognition and a larger customer base than the Company. In addition, many of the Company's large competitors offer customers a broader product line which provides a more comprehensive networking solution than the Company currently offers. Increased competition in the networking industry could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

Cisco, Cabletron, Bay Networks, FORE Systems and other competitors have recently acquired several networking companies with complementary technologies, and the Company anticipates that such acquisitions will continue in the future. These acquisitions may permit such competitors to accelerate the development and commercialization of broader product lines and more comprehensive networking solutions than the Company currently offers. In the past, the Company has relied upon a combination of internal product development and partnerships with other networking vendors to provide competitive networking solutions to customers. Certain of the recent and future acquisitions by the Company's competitors may have the effect of limiting the Company's access to commercially significant technologies. Further, the business combinations and acquisitions in the networking industry are creating companies with larger market shares, customer bases, sales forces, product offerings and technology and marketing expertise. There can be no assurance that the Company will be able to compete successfully in such an environment.

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

MANUFACTURING AND AVAILABILITY OF COMPONENTS. The Company's manufacturing operations consist primarily of final assembly, testing and quality control of subassemblies and finished units. Materials used by the Company in its manufacturing processes include semiconductors such as microprocessors, memory chips and application-specific integrated circuits ("ASICs"), printed circuit boards, power supplies and enclosures. All of the materials used in the Company's products are purchased under contracts and purchase orders with third parties. While the Company believes that many of the materials used in the production of its products are generally readily available from a variety of sources, certain key components are available from one or a limited number of suppliers. For example, certain ASICs designed into the Company's InfiniteSwitch products are supplied by FORE Systems (see Factors That May Affect Future Results of Operations - Competition and Market Acceptance). The lead times for delivery of components vary significantly and exceed twelve weeks for certain components. If the Company should fail to forecast its requirements accurately for components, it may experience excess inventory or shortages of certain components which could have an adverse effect on the Company's business and operating results. Further, any interruption in the supply of any of these components, or the inability of the Company to procure these components from alternative sources at acceptable prices within a reasonable time, could have an adverse effect on the Company's business and operating results.

THIRD-PARTY PRODUCTS. The Company believes that it is beneficial to work with third parties with complementary technologies to broaden the appeal of the Company's switches and intelligent hub products. These alliances allow ODS to provide integrated solutions to its customers, combining ODS developed technology with third-party products such as certain routers from Cisco and ATM switches from FORE Systems. As the Company also competes with these technology partners in certain segments of the market, there can be no assurance that the Company will have access to all of the third-party products which may be desirable in order to offer fully integrated solutions to ODS customers.

DEPENDENCE ON KEY CUSTOMERS. A relatively small number of customers has accounted for a significant portion of the Company's revenue. U.S. Government agencies and strategic network integrators, such as EDS, which purchase the Company's products for internal use and offer the Company's products for resale, are expected to continue to account for a substantial portion of the Company's net revenue. The Company continuously faces competition from Cisco, Cabletron, Bay Networks and others for U.S. Government networking projects and corporate networking installations. Any reduction or delay in sales of the Company's products to these customers could have a material adverse effect on the Company's operating results.

INTERNATIONAL OPERATIONS. Export sales accounted for approximately 31.7% of the Company's revenue for the three months ended June 30, 1997. The Company intends to expand its international presence and expects that export sales will represent a significant portion of its business in the future. While the Company's current products are designed to meet relevant regulatory requirements of the foreign markets in which they are sold, any inability to obtain any required foreign regulatory approvals on a timely basis could have a material adverse effect on the Company's operating results. Additionally, the Company's international operations may be affected by changes in demand resulting from fluctuations in currency exchange rates and local purchasing practices, including seasonal fluctuations in demand, as well as by risks such as increases in duty rates, difficulties in distribution and other constraints upon international trade.

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

                             PART II - OTHER INFORMATION

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            The Annual Meeting of Stockholders was held on April 24, 1997 at the Holiday Inn Richardson Select in Richardson, Texas. The following is a brief description of each matter voted upon by stockholders, including number of votes cast for, against, or withheld with regard to each matter of nominee.

            (1) Election of five (5) directors to serve until the next Annual
                Meeting of Stockholders and until their respective successors are duly elected and qualified.

                                                    FOR            WITHHELD
                                                ----------        ---------
                   Ward Paxton                  15,174,728         65,939
                   Robert Anderson              15,166,028         74,639
                   Fred Bucy                    15,134,808        105,859
                   T. Joe Head                  15,175,178         65,489
                   Donald M. Johnston           15,171,228         69,439

            (2) Approval of an amendment to the Company's Certificate of
                Incorporation to change the formal name of the Company to ODS Networks, Inc.

                               FOR         AGAINST       WITHHELD
                           ----------      -------       --------
                           15,162,846      59,297         18,524

            (3) Approval of the Optical Data Systems, Inc. 1997 Employee Stock
                Purchase Plan for the benefit of eligible employees of the Company or its subsidiaries.

                               FOR         AGAINST       WITHHELD
                           ----------     --------       --------
                           14,709,507     256,786         57,308

            (4) Ratification and approval of selection by the Board of Directors of Ernst & Young LLP as independent auditors of the Registrant for the fiscal year ending December 31, 1997.

                               FOR         AGAINST       WITHHELD
                           ----------      -------       --------
                           15,169,373      26,405         20,889

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (A.)  EXHIBITS.  The following exhibits are included herein:

                  (10.12) Second Amended and Restated Revolving Credit Loan Agreement, dated April 12, 1997, between NationsBank of Texas, N.A. (formerly, NCNB Texas National Bank) and the Company.
                  (11)     Schedule of Computation of Per Share Earnings
                  (27)     Financial Data Schedule
            (B.)  FORM 8-K.  On May 7, 1997, the Company filed a report on
                             Form 8-K to announce the change in the formal name of the Company to ODS Networks, Inc.

                                 S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ODS NETWORKS, INC.
                                        (Company)



Date: August 13, 1997         By: /s/ TIMOTHY W. KINNEAR
                              --------------------------
                                  Timothy W. Kinnear
                                Chief Financial Officer
                              (Principal Financial Officer)



                              By: /s/ KANDIS TATE THOMPSON
                              ----------------------------
                                   Kandis Tate Thompson
                            Controller - Finance and Accounting
                              (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
-------

    10.12 Second Amended and Restated Revolving Credit Loan Agreement, dated April 12, 1997, between NationsBank of Texas, N.A. (formerly NCNB Texas National Bank) and the Company.

    11        Schedule of Computation of Per Share Earnings

    27        Financial Data Schedule