Form 10-Q
period 1997-09-30
ODS NETWORKS INC
filed 1997-11-13
CIK 736012

-------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                      OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________to______________

                        Commission File Number   0-20191
                                               ----------

                                *  *  *  *  *  *

                               ODS NETWORKS, INC.
              (Exact name of Registrant as specified in its charter)


           Delaware                                           75-1911917
--------------------------------                          -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


                 1101 East Arapaho Road, Richardson, Texas 75081
                -------------------------------------------------
                     (Address of principal executive offices)
                                  (Zip Code)

                               (972) 234-6400
                -------------------------------------------------
               (Registrant's telephone number, including area code)

                                Not Applicable
                -------------------------------------------------
                   (Former name, if changed since last report)

                                *  *  *  *  *  *

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes __X__    No _____

                                *  *  *  *  *  *

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, on October 31, 1997 was 16,486,276.

-------------------------------------------------------------------------------

                              ODS NETWORKS, INC.

                                     INDEX

                        PART I - FINANCIAL INFORMATION

                                                                    PAGE
Item 1.  Financial Statements                                       ----

Condensed Consolidated Balance Sheets as of September 30, 1997
     and December 31, 1996 . . . . . . . . . . . . . . . . . . .      3

Condensed Consolidated Statements of Operations for the three
     months ended September 30, 1997 and September 30, 1996. . .      4

Condensed Consolidated Statements of Operations for the nine
     months ended September 30, 1997 and September 30, 1996. . .      5

Condensed Consolidated Statements of Cash Flows for the nine
     months ended September 30, 1997 and September 30, 1996. . .      6

Notes to Condensed Consolidated Financial Statements . . . . . .      7

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition. . . . . . . . . . .      8-13


                        PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . .     14

Signature Page . . . . . . . . . . . . . . . . . . . . . . . . .     15

                   PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                      ODS NETWORKS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In thousands, except par value amounts)


                                                Sept. 30,     Dec. 31,
                                                  1997          1996
                                               -----------    --------
                                               (Unaudited)

                                     ASSETS

Current Assets:
   Cash and cash equivalents                     $ 9,356      $ 6,565
   Short-term investments                         20,863       13,790
   Accounts receivable (net)                      15,118       16,573
   Income taxes receivable                            -            85
   Inventories                                    15,525       25,573
   Deferred tax assets                             3,698        1,499
   Other assets                                    1,222          840
                                                 -------      -------
Total current assets                              65,782       64,925

Property and equipment (net)                      12,157       11,739
Long-term investments                              4,673        5,050
Other assets                                         208          221
                                                 -------      -------

TOTAL ASSETS                                     $82,820      $81,935
                                                 -------      -------
                                                 -------      -------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                              $ 6,509      $ 5,440
   Accrued expenses                                3,578        3,242
   Deferred revenue                                1,202        1,714
   Income taxes payable                              856            -
                                                 -------      -------
Total current liabilities                         12,145       10,396

Deferred tax liabilities                             693          601

Stockholders' Equity:
   Preferred stock, $.01 par value,
      Authorized shares - 5,000
      No shares issued and outstanding
   Common stock, $.01 par value,
      Authorized shares - 80,000
      Issued and outstanding shares - 16,486
      in 1997 and 16,328 in 1996                     165          163
   Additional paid-in capital                     19,488       18,908
   Retained earnings                              50,490       51,969
   Foreign currency translation adjustments         (161)        (102)
                                                 -------      -------
Total stockholders' equity                        69,982       70,938
                                                 -------      -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $82,820      $81,935
                                                 -------      -------
                                                 -------      -------

                            See accompanying notes.

                ODS NETWORKS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (In thousands, except per share amounts)
                             (Unaudited)


                                                     Three Months Ended
                                                  ------------------------
                                                  Sept. 30,      Sept. 30,
                                                    1997           1996
                                                  --------       ---------
Net sales                                          $26,231        $31,303
Cost of sales                                       15,702         16,410
                                                   -------        -------
     Gross profit                                   10,529         14,893

Operating expenses:
     Sales and marketing                             7,845          6,415
     Research and development                        2,638          2,989
     General and administrative                      1,187            895
                                                   -------        -------
Operating income (loss)                             (1,141)         4,594

Interest income, net                                   446            205
                                                   -------        -------
Income (loss) before income taxes                     (695)         4,799

Income tax (benefit) provision                        (264)         1,823
                                                   -------        -------
Net income (loss)                                  $  (431)       $ 2,976
                                                   -------        -------
                                                   -------        -------
Net income (loss) per share                        $ (0.03)       $  0.18
                                                   -------        -------
                                                   -------        -------
Weighted average common and common
 equivalent shares outstanding                      16,475         16,816
                                                   -------        -------
                                                   -------        -------

                      See accompanying notes.

                ODS NETWORKS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (In thousands, except per share amounts)
                            (Unaudited)

                                                     Nine Months Ended
                                                  ------------------------
                                                  Sept. 30,      Sept. 30,
                                                    1997           1996
                                                  ---------      ---------
Net sales                                          $74,260        $91,815
Cost of sales                                       42,943         47,190
                                                   -------        -------
     Gross profit                                   31,317         44,625

Operating expenses:
     Sales and marketing                            22,863         18,739
     Research and development                        8,291          7,598
     General and administrative                      3,707          2,654
                                                   -------        -------
Operating income (loss)                             (3,544)        15,634

Interest income, net                                 1,157            667
                                                   -------        -------
Income (loss) before income taxes                   (2,387)        16,301

Income tax (benefit) provision                        (907)         6,194
                                                   -------        -------
Net income (loss)                                  $(1,480)       $10,107
                                                   -------        -------
                                                   -------        -------
Net income (loss) per share                        $ (0.09)       $  0.60
                                                   -------        -------
                                                   -------        -------
Weighted average common and common
 equivalent shares outstanding                      16,420         16,826
                                                   -------        -------
                                                   -------        -------



                      See accompanying notes.

                     ODS NETWORKS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                      Nine Months Ended
                                                  -------------------------
                                                  Sept. 30,       Sept. 30,
                                                    1997            1996
                                                  ---------       ---------
Operating Activities:
Net income (loss)                                 $ (1,480)       $ 10,107
Adjustments to reconcile net income (loss) to
 net cash provided (used) by operating activities:
   Depreciation                                      2,364           1,821
   Deferred income taxes                            (2,107)           (362)
   Provision for doubtful accounts and returns          96              30
Changes in operating assets and liabilities:
      Accounts receivable                            1,359          (6,949)
      Inventories                                   10,048          (7,311)
      Other assets                                    (369)            (74)
      Accounts payable and accrued expenses          1,405          (1,387)
      Deferred revenue                                (512)              8
      Income taxes payable                             968            (276)
                                                  --------        --------

Net cash provided by (used in)
    operating activities                            11,772          (4,393)
                                                  --------        --------
Investing Activities:
  Purchases of short-term investments              (17,967)        (13,776)
  Maturities of short-term investments              15,911          14,600
  Purchases of long-term investments                (4,656)            -
  Maturities of long-term investments                   16             -
  Purchases of property and equipment               (2,782)         (3,870)
                                                  --------        --------
Net cash used in investing activities               (9,478)         (3,046)
                                                  --------        --------

Financing Activities:
  Exercise of warrants and employee stock options      556             600
                                                  --------        --------
Net cash provided by financing activities              556             600
                                                  --------        --------

Effect of foreign currency translation
 adjustment on cash and cash equivalents               (59)              9
                                                  --------        --------

Net increase (decrease) in cash and cash
 equivalents                                         2,791          (6,830)

Cash and cash equivalents at beginning of
 period                                              6,565          10,397
                                                  --------        --------
Cash and cash equivalents at end of period        $  9,356        $  3,567
                                                  --------        --------
                                                  --------        --------

Supplemental disclosure of income taxes paid      $    310        $  6,815
                                                  --------        --------
                                                  --------        --------

Supplemental schedule of non cash activities:
   Tax benefit of stock options exercised
     and sold                                     $     27        $    541
                                                  --------        --------
                                                  --------        --------


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

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The change in method is expected to have no effect on primary earnings per share for the quarter or nine months ended September 30, 1997. The change in method is expected to have no effect on primary earnings per share for the quarter ended September 30, 1996 and an increase in primary earnings per share for the nine months ended September 30, 1996 of $0.02 per share. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be significant.

The results of operations for the nine month period ending September 30, 1997 are not necessarily indicative of the results which may be achieved for the full fiscal year or for any future period. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

Note B - Inventories (in Thousands)

Inventories consist of:
                                        Sept. 30,       Dec. 31,
                                           1997           1996
                                        ---------       --------
   Raw materials                         $ 4,475        $ 6,138
   Work in process                         2,334          2,308
   Finished products                       5,347         13,530
   Demonstration systems                   3,369          3,597
                                         -------        -------
                                         $15,525        $25,573
                                         -------        -------
                                         -------        -------

Note C - Accrued Expenses (in Thousands)

Included in accrued expenses are the following:

                                        Sept. 30,       Dec. 31,
                                           1997           1996
                                        ---------       --------
      Accrued sales commissions           $  865         $  681
      Accrued property taxes                 573            631
      Accrued vacation expense               815            538
      Other (individually less than
       5% of current liabilities)          1,325          1,392
                                          ------         ------
                                          $3,578         $3,242
                                          ------         ------
                                          ------         ------

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

This quarterly report, other than historical information, may include forward-looking statements, including statements with respect to financial results, product introductions, market demand, industry trends, sufficiency of cash resources and certain other matters. These statements are made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those discussed in the section entitled "Factors That May Affect Future Results of Operations" and elsewhere in this filing, as well as those discussed in the Company's Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                   Three Months Ended   Nine Months Ended
                                   ------------------   -----------------
                                      September 30,       September 30,
                                      -------------       -------------
                                      1997    1996        1997    1996
                                      ----    ----        ----    ----
Net sales                             100.0%  100.0%     100.0%  100.0%
Cost of sales                          59.9    52.4       57.8    51.4
                                      -----   -----      -----   -----
Gross profit                           40.1    47.6       42.2    48.6
Sales and marketing expenses           29.9    20.5       30.8    20.4
Research and development expenses      10.0     9.5       11.2     8.3
General and administrative expenses     4.5     2.9        5.0     2.9
                                      -----   -----      -----   -----
Operating income (loss)                (4.3)   14.7       (4.8)   17.0
Interest income, net                    1.7     0.6        1.6     0.7
                                      -----   -----      -----   -----
Income (loss) before income taxes      (2.6)   15.3       (3.2)   17.7
Income taxes                           (1.0)    5.8       (1.2)    6.7
                                      -----   -----      -----   -----
Net income (loss)                      (1.6)%   9.5%      (2.0)%  11.0%
                                      -----   -----      -----   -----
                                      -----   -----      -----   -----

Switching product sales                41.3%   14.9%      37.7%   11.4%
Shared bandwidth hub sales             50.2    78.2       55.4    81.9
Other sales                             8.5     6.9        6.9     6.7
                                      -----   -----      -----   -----
Net sales                             100.0%  100.0%     100.0%  100.0%
                                      -----   -----      -----   -----
                                      -----   -----      -----   -----


Domestic sales                         71.0%   85.6%      72.0%   86.1%
Export sales to:
  Europe                                7.5     7.7        8.3     7.7
  Canada                                3.7     2.7        3.6     3.0
  Asia                                 16.5     3.2       13.9     2.5
  Latin America                         1.3     0.8        2.2     0.7
                                      -----   -----      -----   -----
Net sales                             100.0%  100.0%     100.0%  100.0%
                                      -----   -----      -----   -----
                                      -----   -----      -----   -----

-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

     NET SALES. Net sales for the quarter and nine months ended September 30, 1997 decreased to $26.2 million and $74.3 million, respectively, compared to $31.3 million and $91.8 million, respectively, for the same periods of 1996 as sales of the Company's new network switching products did not increase quickly enough to offset the decrease in sales of its prior generation shared bandwidth intelligent hubs.

     Export sales for the quarter and nine months ended September 30, 1997 increased to $7.6 million and $20.8 million, respectively, compared to $4.5 million and $12.7 million, respectively, for the same periods of 1996 primarily due to growth in export sales to the Asian region.

     Sales to Electronic Data Systems Corporation ("EDS") were 17.1% and 15.4%, respectively, of net sales during the quarter and nine months ended September 30, 1997, compared to 10.5% and 20.9%, respectively, of net sales for the same periods of 1996. Sales to Sapura Holdings Sdn. Bhd. ("Sapura") were 12.3% and 9.6%, respectively, of net sales during the quarter and nine months ended September 30, 1997. Sales to AT&T Corp. ("AT&T") were 1.9% and 2.6%, respectively, of net sales during the quarter and nine months ended September 30, 1997, compared to 17.3% and 14.8%, respectively, of net sales for the same periods of 1996. Direct net sales to various agencies of the U.S. Government were 14.0% and 12.5%, respectively, of net sales during the quarter and nine months ended September 30, 1997, compared to 20.2% and 13.8%, respectively, of net sales for the same periods of 1996. In addition, a portion of the Company's sales to EDS, AT&T and other corporations were resold by those organizations to various agencies of the U.S. Government.

     GROSS PROFIT. Gross profit decreased to $10.5 million or 40.1% of net sales for the third quarter of 1997 compared to $14.9 million or 47.6% of net sales for the third quarter of 1996. Gross profit decreased to $31.3 million or 42.2% of net sales for nine months ended September 30, 1997 compared to $44.6 million or 48.6% of net sales for the same period of 1996. Gross profit as percentages of net sales in the quarter and nine months ended September 30, 1997 were impacted by several factors, including a decline in the net realizable value of certain prior generation products, product mix and lower sales volumes. Gross profit margins in future periods may be affected by several factors such as continued product transition, declining market demand for prior generation products, obsolescence or surplus of inventory, shifts in product mix, changes in channels of distribution, sales volume, fluctuation in manufacturing costs, pricing strategies of the Company and its competitors and fluctuations in sales of integrated third-party products. Gross profit margins are typically lower on sales of integrated third-party products.

     SALES AND MARKETING. Sales and marketing expenses increased to $7.8 million or 29.9% of net sales for the third quarter of 1997 from $6.4 million or 20.5% of net sales for the third quarter of 1996. Sales and marketing expenses increased to $22.9 million or 30.8% of net sales for nine months ended September 30, 1997 compared to $18.7 million or 20.4% of net sales for the same period of 1996. The increase in sales and marketing expense was primarily due to higher levels of staffing in sales, marketing and technical support and associated costs. The Company expects sales and marketing expenses to continue to increase in amount, but may vary as a percentage of net sales in the future.

     RESEARCH AND DEVELOPMENT. Research and development expenses decreased to $2.6 million or 10.0% of net sales for the third quarter of 1997 from $3.0 million or 9.5% of net sales for the third quarter of 1996. Research and development expenses in the third quarter of 1996 were impacted by the development and testing of new switching products introduced by the Company in September of 1996.

     Research and development expenses increased to $8.3 million or 11.2% of net sales for nine months ended September 30, 1997 compared to $7.6 million or 8.3% of net sales for the same period of 1996. The increase in research and development expense was primarily due to an increase in the number of development personnel and increased costs related to the development and testing of additional switching products. The Company expects to continue to invest in research and development activities in the future in an effort to broaden its family of switching products.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $1.2 million or 4.5% of net sales for the third quarter of 1997 from $0.9 million or 2.9% of net sales for the third quarter of 1996. General and administrative expenses increased to $3.7 million or 5.0% of net sales for nine months ended September 30, 1997 compared to $2.7 million or 2.9% of net sales for the same period of 1996. As the Company continues to expand its domestic and foreign operations, general and administrative expenses are expected to increase in amount, but may vary as a percentage of net sales in the future.

     INTEREST. Net interest income increased to $0.4 million and $1.2 million, respectively, for the quarter and nine months ended September 30, 1997 compared to $0.2 million and $0.7 million, respectively, for the same periods of 1996. Net interest income may vary in the future based on the Company's cash flow and rate of return on investments.

     INCOME TAXES. The Company's effective income tax rate remained constant at 38.0% for the quarter and nine months ended September 30, 1997 compared to the same periods of 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity at September 30, 1997 were $9.4 million of cash and cash equivalents, $20.9 million of short-term investments, $4.7 million of highly liquid investments with a stated maturity beyond one year and an available line of credit. As of September 30, 1997, working capital was $53.6 million compared to $54.5 million as of December 31, 1996.

     Cash flows provided by operations for the first nine months of 1997 were $11.8 million, primarily due to a decrease in inventory and accounts receivable balances and an increase in payables partially offset by a net loss for the period. Future fluctuations in accounts receivable and inventory balances will be dependent upon several factors, including but not limited to quarterly sales, ability to collect accounts receivable timely, the Company's strategy as to building inventory in advance of receiving orders from customers, and the accuracy of the Company's forecasts of product demand and component requirements.

     Cash used in investing activities in the first nine months of 1997 consisted of net purchases of short-term and long-term investments of $6.7 million, and property and equipment purchases of $2.8 million.

     Cash provided by financing activities in the first nine months of 1997 was $0.6 million, which consisted of the issuance of common stock relating to the exercise of certain warrants and employee stock options.

     During the first nine months of 1997 the Company funded its operations solely through cash flow from operations. In April 1997, the Company renewed its unsecured bank line of credit agreement and increased the maximum available borrowings under the credit facility to $15.0 million. Borrowings under this line are subject to certain limitations and conditions, including the maintenance of certain financial ratios such as debt-to-equity and fixed charge coverage ratios. Borrowings on this line accrue interest at prime with interest due monthly and principal due April 12, 1999. As of September 30, 1997, the Company had no borrowings outstanding under its bank credit facility.

     The Company believes that its cash, cash equivalents and investment balances, cash expected to be generated from operations and the availability of borrowings under its bank credit facility will provide sufficient cash resources to finance its operations and currently projected capital expenditures through at least the next twelve months.

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

PRODUCT TRANSITIONS. Once current networking products have been in the market place for a period of time and begin to be replaced by higher performance products (whether of the Company's or a competitor's design), the Company expects the net sales of such networking products to decrease. In order to achieve revenue growth in the future the Company will be required to design, develop and successfully commercialize higher performance products in a timely manner. For example, the Company believes that the market for shared bandwidth intelligent hubs, sales of which have represented the majority of the Company's net sales over the past several years, decreased over the past several quarters and may continue to decrease as switching products with enhanced price/performance characteristics gain market acceptance. There can be no assurance that the Company will be able to introduce new products and gain market acceptance quickly enough to avoid adverse revenue transition patterns during current or future product transitions.

MANUFACTURING AND AVAILABILITY OF COMPONENTS. The Company's manufacturing operations consist primarily of final assembly, testing and quality control of subassemblies and finished units. Materials used by the Company in its manufacturing processes include semiconductors such as microprocessors, memory chips and application-specific integrated circuits ("ASICs"), printed circuit boards, power supplies and enclosures. All of the materials used in the Company's products are purchased under contracts and purchase orders with third parties. While the Company believes that many of the materials used in the production of its products are generally readily available from a variety of sources, certain key components are available from one or a limited number of suppliers. For example, certain ASICs designed into the Company's InfiniteSwitch products are supplied by FORE Systems (see "Factors That May Affect Future Results of Operations - Competition and Market Acceptance"). The lead times for delivery of components vary significantly and often exceed twelve weeks for certain components. If the Company should fail to forecast its requirements accurately for components, it may experience excess inventory or shortages of certain components which could have an adverse effect on the Company's business and operating results. Further, any interruption in the supply of any of these components, or the inability of the Company to procure these components from alternative sources at acceptable prices within a reasonable time, could have an adverse effect on the Company's business and operating results.

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

DEPENDENCE ON KEY CUSTOMERS. A relatively small number of customers has accounted for a significant portion of the Company's revenue. U.S. Government agencies and strategic network integrators, such as EDS, which purchase the Company's products for internal use and offer the Company's products for resale, are expected to continue to account for a substantial portion of the Company's net revenue. The Company continuously faces competition from Cisco, Cabletron, Bay Networks and others for U.S. Government networking projects and corporate networking installations. Any meaningful reduction or delay in sales of the Company's products to these customers could have a material adverse effect on the Company's operating results.

INTERNATIONAL OPERATIONS. Export sales accounted for approximately 29% of the Company's revenue for the three months ended September 30, 1997. The Company intends to expand its international presence and expects that export sales will represent a significant portion of its business in the future.
The Company's international operations may be affected by changes in demand resulting from fluctuations in currency exchange rates and local purchasing practices, including seasonal fluctuations in demand, as well as by risks such as increases in duty rates, difficulties in distribution and other constraints upon international trade. For example, the fluctuations in currency exchange rates between January 1, 1997 and September 30, 1997 in Malaysia and certain other countries could adversely affect demand for the Company's products in those countries. Additionally, while the Company's current products are designed to meet relevant regulatory requirements of the foreign markets in which they are sold, any inability to obtain any required foreign regulatory approvals on a timely basis could have a material adverse effect on the Company's operating results.

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

                        PART II - OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (A.)  EXHIBITS.  The following exhibits are included herein:

               (11)    Schedule of Computation of Per Share Earnings
               (27)    Financial Data Schedule
          (B.) FORM 8-K.  The Registrant filed no reports on Form 8-K and none were required to be filed during the three months ended September 30, 1997.

                                S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ODS NETWORKS, INC.
                                        (Company)



Date: November 13, 1997         By: /s/ TIMOTHY W. KINNEAR
                                --------------------------
                                    Timothy W. Kinnear
                                  Chief Financial Officer
                               (Principal Financial Officer)



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