Form 10-K405
period 1997-12-31
ODS NETWORKS INC
filed 1998-03-09
CIK 736012

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-K

                                     (Mark one)
             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    For the fiscal year ended December 31, 1997
                                         OR
           [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 For the transition period from _______ to _______

                           Commission file number 0-20191

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
                                  (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes    X     No
                                                  -----       -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     As of March 2, 1998, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $67,780,937. As of March 2, 1998, 16,527,587 shares of the Registrant's Common Stock were outstanding.

                        DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997 are incorporated by reference into Items 5, 6, 7 and 8 under Part II and Item 14 under Part IV hereof.

     Portions of the Registrant's definitive Proxy Statement filed in connection with the Registrant's 1998 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12 and 13 under Part III hereof.

                                       PART I

ITEM 1.  BUSINESS.

GENERAL

     ODS Networks, Inc. ("ODS", the "Company" or the "Registrant") develops, manufactures, markets and supports switches, intelligent hubs, sophisticated management and security software and related computer networking and internetworking products for application in local area networks ("LANs"). The Company's products are designed to support the four major industry standards currently applicable in the LAN industry: Ethernet, Token Ring, Fiber Distributed Data Interface ("FDDI") and Asynchronous Transfer Mode ("ATM"). These products allow customers to integrate a wide variety of computer equipment in numerous flexible configurations into enterprise-wide computer networks.

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

     The Company markets and distributes its products primarily through a direct sales force to end-users and by numerous domestic and international system integrators and value added resellers. The Company's end-user customers include manufacturing, telecommunications, retail, transportation, health care, insurance, entertainment, utilities and energy companies; government agencies; financial institutions; and academic institutions.

     The Company was organized in Texas in September 1983 and reincorporated in Delaware in October 1995. The Company changed its name in April 1997 from Optical Data Systems, Inc. to ODS Networks, Inc. The Company's principal executive offices are located at 1101 E. Arapaho Road, Richardson, Texas 75081, and its telephone number is (972) 234-6400.

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

     In the past, LAN technologies such as Ethernet and Token Ring have required networked devices to take turns communicating on a singe LAN. Such technologies are often referred to as shared-media or shared-bandwidth technologies because they require computers to contend for the total capacity or "bandwidth" of a LAN. Until recent years, intelligent shared-media hubs, each of which functions as a single LAN, interconnected with routers have represented the most widely used network architecture. The Company's Infinity intelligent hub product family, introduced during the fourth quarter of 1992, represents one of the industry's most reliable, flexible and manageable intelligent hubs. However, the performance of these shared-bandwidth LANs has declined in recent years due to the increased processor speeds of computers, increased size of LANs and higher bandwidth requirements of software applications such as document image processing, medical imaging, video and the World Wide Web.

     In recent years, a new generation of LAN technology has emerged utilizing "switching" to relieve the performance issues experienced in shared-bandwidth LANs. Some switches have been designed to enhance the performance of existing shared-bandwidth LANs by reducing the number of devices taking turns and sharing the capacity of a single LAN Ethernet segment or token ring. More recently, switches such as the Company's InfiniteSwitch and LANBlazer product lines have been designed to replace the traditional hub and router architecture. In a totally switched network, each PC, workstation and server has its own dedicated network connection; thus, networked devices do not experience the performance constraints of taking turns transmitting information over the LAN.

     The migration of data from tightly controlled mainframe computers onto LANs, workstations and PCs and connectivity of an organization's network to the Internet have created security issues. In the past, an organization could rely on tight mainframe access controls to restrict access to sensitive data. However, many networks now contain proprietary, intellectual property and other sensitive data being carried by insecure network protocols. Today, firewalls represent the most common form of network security, forming barriers to entry into an organization's network. However, the hacker community has developed innovative techniques for circumventing firewalls. Furthermore, firewalls do not adequately address the security issues related to disgruntled employees or those who would commit corporate espionage. Thus, a need has evolved in the industry for the implementation of comprehensive monitoring of installed networks and real-time response to security violations. Recently, products such as the Company's SecureDetector and SecureSwitch have been designed to improve data security by implementing real-time network intrusion detection and response technology.

THE ODS STRATEGY

     The Company's strategy is to provide a wide variety of technologically advanced LAN products to satisfy evolving customer requirements. Currently, the Company's objective is to be a market leader in the migration of LAN technology to switched, dedicated bandwidth connections by offering a family of LAN switching products that lead the industry in price/performance, features, flexibility, reliability, management, security and investment protection. The key elements of the Company's strategy are outlined below.

     LAN MARKET LEADERSHIP. The Company has focused on the high end of the LAN market. The Company believes that high-end customers tend to be early adopters of new technology. The Company works closely with selected large end users to identify market needs and define product specifications early in the development process. This approach results in a thorough understanding of end-user requirements prior to commencement of the design process. The Company believes that its InfiniteSwitch and LANBlazer product lines meet the high-end LAN market requirements to provide switched, dedicated bandwidth, high-speed connections in modular, flexible and reliable chassis systems with competitive pricing.

     NETWORK MANAGEMENT AND SECURITY. As LANs become more diverse and complex and provide increased bandwidth capacity, organizations require more sophisticated network management systems. The Company has developed advanced network management systems to allow network administrators to monitor and control all of the physical layer components of a network, including third-party products. Further, security issues created by unauthorized access to sensitive data within an organization's intranet by employees, or by competitors, thieves and vandals through the Internet, have created the need for additional network security capabilities. By working closely with selected large organizations with stringent requirements for network security, the Company gains a thorough understanding of security requirements and develops products to address those requirements. The Company intends to continue to differentiate itself from its competitors by enhancing its current advanced network management and security systems and developing new technology to meet evolving end-user specifications.

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

     SALES, MARKETING AND SUPPORT. The Company plans to increase its sales in North America by expanding its direct sales and marketing programs and by expanding the number of system integrators, original equipment manufacturers, and value added resellers supported by the Company's direct sales force. Internationally, the Company intends to expand the number of third-party resellers supported by the Company's direct sales force. The Company's sales force and its field sales engineers are knowledgeable in a wide variety of hardware and software networking environments and provide valuable consulting services to ODS customers and partners. ODS intends to continue to assist its partners and end-user customers to design LAN solutions, develop a migration path to implement advanced LAN solutions while leveraging a customer's existing investment and provide numerous other valuable technical services for LAN applications.

ODS PRODUCTS

     NETWORK MANAGEMENT. As networks evolve from shared media to purely switched architectures, network management requirements are also evolving beyond the traditional device-oriented management tools. The ODS InfiniteView suite of network management software applications provides a robust platform for proactively managing a complex, switched-only environment. The InfiniteView family includes the following network management products: Domain Director, Health Monitor, Switch Manager and ProtoCop. The InfiniteView family is a set of modular, yet interoperable, products which provide a powerful view and management capability supporting fault monitoring, security monitoring, performance measurements, accounting and configuration management.

     The InfiniteView Domain Director is a network management application which simplifies a network manager's job of maintaining the network by discovering all manageable devices in the network and creating logical groupings of those devices. Customized graphical user interfaces ("GUIs") are provided by the Domain Director along with real-time status of each network device.

     The InfiniteView Health Monitor is a network management application that monitors segments, rings and switches in a network and efficiently isolates problems down to a specific address and port to allow a user to evaluate the health of the network. Health Monitor uses a drill down technique to quickly and effectively isolate problems and minimizes the time reviewing screens and tables.

     The InfiniteView Switch Manager is the primary mechanism for managing and controlling configurations of the switches in a network. The Switch Manager features a customized GUI to provide simple point and click management and control of LAN switches and other networking components. Switch Manager allows the user to configure all aspects of the switch, including enabling and disabling ports, setting up security for the switch, real-time monitoring of the state of all switch interfaces and presenting a unified view of all agents in a chassis.

     The InfiniteView ProtoCop is a unique network investigative tool which offers a proactive model for analyzing, filtering and viewing network management data. With ProtoCop, network managers can better plan and secure their network from outside invaders, internal configuration and performance problems and track against performance-based service level agreements.

     NETWORK SECURITY. In addition to the security features of the InfiniteView ProtoCop network management software application, the ODS SecureDetector and SecureSwitch products are designed to improve network security by implementing comprehensive network monitoring, intrusion detection and response technologies. The SecureDetector can be connected simultaneously to multiple Ethernet segments to passively monitor and audit data traversing the network, and can identify network conversations that fit known attack profiles and enable tracking, logging and termination of unauthorized network conversations. The SecureSwitch combines the security capabilities of the SecureDetector into a wire-speed, high-performance, modular switching implementation. Consistent with ODS' strategy to provide a high level of investment protection to its customers, the installed base of ODS InfiniteSwitches can be upgraded to fully support the SecureSwitch capabilities.

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

     The ODS InfiniteSwitch product family offers numerous configurations of dedicated 10 megabit per second ("Mbps") Ethernet and 100 Mbps Fast Ethernet connections to every device in a network using unshielded twisted pair cabling or fiber optic transmission media. The InfiniteSwitch utilizes a single 1.28 Gbps backplane with a dual bus architecture. Each bus is independent of the other, providing both load balancing capabilities and a high degree of fault tolerance. By separating the management function from the switching operation and providing distributed memory architecture, fault tolerance is enhanced. Additionally, every ODS InfiniteSwitch module can operate in stand-alone mode over its own 640 Mbps of bandwidth. The dual bus architecture, number of possible Ethernet and Fast Ethernet module configurations, modular stand-alone mode capabilities and range of uplink options enable flexible network configurations by network administrators using the ODS InfiniteView network management system.

     LANBLAZER. For very high bandwidth server farms, corporate backbone switching and high-end applications at the individual user level, ODS introduced the LANBlazer 7000 Gigabit Ethernet switch in January 1998. The LANBlazer 7000 includes a modular 7-slot chassis that supports over 45 Gbps of bandwidth and connects up to 24 separate Gigabit Ethernet ports or up to 120 Fast Ethernet ports. One implementation of the LANBlazer 7000 is as a backbone network for users of ODS' InfiniteSwitches, high- density Ethernet switches. Additional features of the LANBlazer include high-speed Layer 3 switching, VLAN management and flexible network management capabilities.

     TURBOACCESS SWITCHES. The TurboAccess family of workgroup switches and managed workgroup switches allow workgroups to migrate from conventional 10 Mbps shared Ethernet domains to multiple dedicated switched Ethernet segments. These switches deliver dedicated 10 Mbps links to each attached LAN segment or attached workstation with no need to upgrade existing cabling, hubs or network adapters. The TurboAccess switches include optional Fast Ethernet uplinks, allowing a migration to higher speed networks while preserving a customer's existing investment in network infrastructure.

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

     THIRD-PARTY PRODUCTS. The Company believes that it is beneficial to work with third parties with complementary technologies to broaden the appeal of the Company's switches and intelligent hub products. These alliances allow ODS to provide integrated solutions to its customers, combining ODS developed technology with third-party products such as certain routers from Cisco Systems, Inc., ATM switches from FORE Systems, Inc. and Gigabit Ethernet switch technology from Lucent Technologies. As the Company also competes with these technology partners in certain segments of the market, there can be no assurance that the Company will have access to all of the third-party products which may be desirable in order to offer fully integrated solutions to ODS customers.

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

     During 1997, 1996 and 1995, the Company's research and development expenditures were $10.8 million, $10.4 million and $8.0 million, respectively. All of the Company's expenditures for hardware and software research and development costs have been expensed as incurred. At December 31, 1997, the Company had 63 employees engaged in research and product development. The Company intends to continue to increase its research and development staff and expenditures.

MANUFACTURING AND SUPPLIERS

     The Company's manufacturing operations consist primarily of final assembly, testing and quality control of subassemblies and finished units. Materials used by the Company in its manufacturing processes include semiconductors such as microprocessors, memory chips and application specific integrated circuits ("ASICs"), printed circuit boards, power supplies and enclosures. All of the materials used in the Company's products are purchased under contracts or purchase orders with third parties. While the Company believes that many of the materials used in the production of its products are generally readily available from a variety of sources, certain key components such as microprocessors and ASICs are available from one or a limited number of suppliers. For example, certain ASICs designed into the Company's InfiniteSwitch products are supplied by FORE Systems (see "Competition"). The lead times for delivery of components vary significantly and exceed twelve weeks for certain components. If the Company should fail to forecast its requirements accurately for components, it may experience excess inventory or shortages of certain components which could have an adverse effect on the Company's business and operating results.
Further, any interruption in the supply of any of these components, or the inability of the Company to procure these components from alternative sources at acceptable prices within a reasonable time, could have an adverse effect on the Company's business and operating results.

     The Company's operational strategy relies on outsourcing of printed circuit board assembly and certain other operations to reduce fixed costs and to provide flexibility in meeting market demand. The Company inserts the printed circuit board-based modules, assembled by a variety of domestic third-party contract assembly companies, into product enclosures in combination with power supplies, ODS software and other components to configure systems to meet the needs of end-user customers. There can be no assurance that the Company will effectively manage its third-party contractors or that these contractors will meet the Company's future requirements for timely delivery of products of sufficient quality and quantity. Further, the Company intends to introduce a number of new products and product enhancements in 1998 which will require that the Company rapidly achieve volume production of those new products by coordinating its efforts with those of its suppliers and contractors. The inability of the third-party contractors to provide ODS with adequate supplies of high-quality products could cause a delay in the Company's ability to fulfill orders and could have an adverse effect on the Company's business and operating results.

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

SALES, MARKETING AND CUSTOMERS

     The Company markets and distributes its products primarily through a direct sales force to end users and through numerous domestic and international system integrators and value added resellers. The Company's direct sales and marketing organization currently consists of 143 individuals, including managers, sales representatives, marketing personnel and technical support personnel.

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

     The Company currently conducts its direct sales and marketing efforts from its principal office in Richardson (Dallas), Texas; through domestic field offices located in the following metropolitan areas: Atlanta, Boston, Chicago, Cleveland, Denver, Detroit, Houston, Los Angeles, Minneapolis, New York City, Philadelphia, San Francisco, Seattle and Washington, D.C.; and through its foreign sales offices located in the following regions: Australia, Canada, England, France, Germany, Malaysia, Singapore, South Korea and Taiwan.

     RESELLERS. Domestic and international system integrators and value added resellers (collectively, "resellers") sell ODS products as stand-alone solutions to end users and integrate ODS products with products sold by other LAN and WAN vendors into networking systems that are sold to end users. The Company's field sales force and technical support organization provide support to these resellers. Historically, resellers have sold the Company's products to large corporations and government agencies. The Company has initiated a "Partners Plus" program targeted at resellers who serve medium sized organizations. The Company's agreements with resellers are non-exclusive, and the Company's resellers generally sell other products which may compete with ODS products. Resellers may place higher priority on products of other suppliers who are larger than and have more name recognition than ODS, and there can be no assurance that resellers will continue to sell and support the Company's products.

     FOREIGN SALES. The Company believes that rapidly evolving international markets are important sources of future net sales for the Company. The Company's export sales are currently being made through international resellers in Europe, Asia, Latin America and Canada supported by ODS' international sales and technical support organization. Export sales accounted for approximately 27.2%, 14.4% and 11.6% of net sales in 1997, 1996 and 1995, respectively. See Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference and included in this report for a geographic breakdown of the Company's product revenue from sales to customers outside the United States for the years ended December 31, 1997, 1996 and 1995. Sales to foreign customers and resellers generally have been made in United States dollars. The Company's international operations may be affected by changes in demand resulting from fluctuations in currency exchange rates and local purchasing practices, including seasonal fluctuations in demand, as well as by risks such as increases in duty rates, difficulties in distribution, regulatory approvals and other constraints upon international trade. For example, the fluctuations in currency exchange rates and adverse economic developments in Malaysia, South Korea and certain other countries adversely affected demand for the Company's products in those countries in the fourth quarter of 1997 and may continue to adversely affect demand for the Company's products in those countries in 1998.

     MARKETING. The Company has implemented several methods to market its products, including regular participation in trade shows and seminars, advertisement in trade journals, telemarketing, distribution of sales literature and product specifications and ongoing communications with its resellers and installed base of end-user customers.

     CUSTOMERS. The Company's end-user customers include manufacturing, telecommunications, retail, transportation, health care, entertainment, insurance, utilities and energy companies; government agencies; financial institutions; and academic institutions. Sales to certain customers and groups of customers can be impacted by seasonal capital expenditure approval cycles, and sales to customers within certain geographic regions can be subject to seasonal fluctuations in demand.

     Although the Company sells its products to many customers, direct sales to three such resellers and end-user customers, Electronic Data Systems Corporation ("EDS"), AT&T Corp. ("AT&T") and various agencies of the U. S. Government (aggregated as one), have each accounted for 10% or more of the Company's net sales in at least one of the past three fiscal years as indicated in the following schedule.

--------------------------------------------------------------------------------
CUSTOMER                             PERCENTAGE OF NET SALES
                    ------------------------------------------------------------
                            1997                1996                1995
--------------------------------------------------------------------------------
EDS                         16.1%               19.4%               28.3%
AT&T                         1.6                12.1                12.0
U. S. Government            11.7                13.5                 9.6
--------------------------------------------------------------------------------

     A large portion of the products sold to EDS during the periods shown were integrated with other products or services and sold to end users by EDS. A large portion of sales to AT&T in 1995 were attributable to a major U.S. Army customer of AT&T. No other customer accounted for as much as 10% of the Company's net sales in 1997, 1996 or 1995, respectively. The loss of any of these customers could have a material adverse effect on the Company and its operating results if not replaced.

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

EMPLOYEES

     As of December 31, 1997, the Company employed a total of 384 persons, including 143 in sales, marketing and technical support, 160 in manufacturing and operations, 63 in research and product development, and 18 in administration and finance.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     This report may include forward-looking statements that involve risks and uncertainties. In addition to those factors discussed elsewhere in this Form 10-K and other filings with the Securities and Exchange Commission, the Company identifies the following factors which could affect the Company's actual results and cause actual results to differ materially from those in the forward-looking statements.

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

     COMPETITION AND MARKET ACCEPTANCE. The market for network intelligent hubs and switches is intensely competitive and subject to frequent product introductions with improved price/performance characteristics. Even if the Company does introduce advanced products which meet evolving customer requirements in a timely manner, there can be no assurance that the new Company products will gain market acceptance. Many networking companies, including Cisco Systems, Inc. ("Cisco"), Cabletron Systems, Inc. ("Cabletron"), Bay Networks, Inc. ("Bay Networks"), FORE Systems, Inc. ("FORE Systems"), Xylan Corporation ("Xylan") and others, have substantially greater financial, technical, sales and marketing resources, better name recognition and a larger customer base than the Company. Many of the Company's large competitors offer customers a broader product line which provides a more comprehensive networking solution than the Company currently offers. The Company anticipates increased competition from large telecommunication equipment vendors which are expanding their capabilities in the data networking market. For example, Lucent Technologies has acquired several networking companies to enhance its
capabilities in data networking.    Further the Company anticipates increased
competition from private "start-up" companies that have developed or are developing advanced network switching products. Increased competition in the networking industry could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company is pursuing a strategy to increase the percentage of its revenue generated through indirect sales channels including value added resellers, system integrators, original equipment manufacturers and network service providers. There can be no assurance that the Company's products will gain market acceptance in these indirect sales channels. Further, competition among networking companies to sell products through these indirect sales channels could result in significant price competition and reduced profit margins.

     The Company is also pursuing a strategy to broaden and further differentiate its product line by introducing complementary network switching, management and security products and incorporating new technologies into its existing product line. There can be no assurance that the Company will successfully introduce these products or that such products will gain market acceptance. The Company anticipates competition from networking companies, network security companies and others in each of its product lines. The Company anticipates that profit margins will vary among its product lines and that product mix fluctuations could have an adverse effect on the Company's overall profit margins.

     ACQUISITIONS. Cisco, Cabletron, Bay Networks, FORE Systems, Lucent Technologies and other competitors have recently acquired several networking companies with complementary technologies, and the Company anticipates that such acquisitions will continue in the future. These acquisitions may permit such competitors to accelerate the development and commercialization of broader product lines and more comprehensive networking solutions than the Company currently offers. In the past, the Company has relied upon a combination of internal product development and partnerships with other networking vendors to provide competitive networking solutions to customers. Certain of the recent and future acquisitions by the Company's competitors may have the effect of limiting the Company's access to commercially significant technologies.
Further, the business combinations and acquisitions in the networking industry are creating companies with larger market shares, customer bases, sales forces, product offerings and technology and marketing expertise. There can be no assurance that the Company will be able to compete successfully in such an environment.

     The Company may, in the future, acquire or invest in another company, business unit, product line, or technology to accelerate the development of products and sales channels complementary to the Company's existing products and sales channels. Acquisitions involve numerous risks, including difficulties in assimilation of operations, technologies, and products of the acquired companies; risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions; the potential loss of key employees of the acquired company; and the diversion of management's attention from normal daily operation of the Company's business.

     PRODUCT TRANSITIONS. Once current networking products have been in the market place for a period of time and begin to be replaced by higher performance products (whether of the Company's or a competitor's design), the Company expects the net sales of such networking products to decrease. In order to achieve revenue growth in the future the Company will be required to design, develop and successfully commercialize higher performance products in a timely manner. For example, the market for shared bandwidth intelligent hubs, sales of which represented the majority of the Company's net sales over the past several years, decreased in 1997 and may continue to decrease as switching products with enhanced price/performance characteristics gain market acceptance. There can be no assurance that the Company will be able to introduce new products and gain market acceptance quickly enough to avoid adverse revenue transition patterns during current or future product transitions.

     MANUFACTURING AND AVAILABILITY OF COMPONENTS. Factors relating to Manufacturing and Availability of Components that could affect the Company's actual results and cause actual results to differ materially from those in forward-looking statements are discussed in the section above entitled "Business--Manufacturing and Suppliers".

     THIRD-PARTY PRODUCTS. The Company believes that it is beneficial to work with third parties with complementary technologies to broaden the appeal of the Company's switches, intelligent hub and network security products. These alliances allow ODS to provide integrated solutions to its customers, combining ODS developed technology with third-party products such as certain routers from Cisco, ATM switches from FORE systems and Gigabit Ethernet switch technology from Lucent Technologies. As the Company also competes with these technology partners in certain segments of the market, there can be no assurance that the Company will have access to all of the third-party products which may be desirable in order to offer fully integrated solutions to ODS customers.

     DEPENDENCE ON KEY CUSTOMERS.   A relatively small number of customers have
accounted for a significant portion of the Company's revenue. U.S. Government agencies and strategic network integrators, such as EDS, which purchase the Company's products for internal use and offer the Company's products for resale, are expected to continue to account for a substantial portion of the Company's net revenue. The Company continuously faces competition from Cisco, Cabletron, Bay Networks, FORE Systems, Xylan and others for U.S. Government networking projects and corporate networking installations. Any reduction or delay in sales of the Company's products to these customers could have a material adverse effect on the Company's operating results.

     INTERNATIONAL OPERATIONS. Export sales accounted for approximately 27.2% of the Company's revenue in 1997. The Company expects that export sales will represent a significant portion of its business in the future. The Company's international operations may be affected by changes in demand resulting from fluctuations in currency exchange rates and local purchasing practices, including seasonal fluctuations in demand, as well as by risks such as increases in duty rates, difficulties in distribution and other constraints upon international trade. For example, the fluctuations in currency exchange rates and adverse economic developments in Malaysia, South Korea and certain other countries adversely affected demand for the Company's products in those countries in the fourth quarter of 1997 and may continue to adversely affect demand for the Company's products in those countries in 1998. Additionally, while the Company's current products are designed to meet relevant regulatory requirements of the foreign markets in which they are sold, any inability to obtain any required foreign regulatory approvals on a timely basis could have a material adverse effect on the Company's operating results.

     INTELLECTUAL PROPERTY.   Factors relating to Intellectual Property that
could affect the Company's actual results and cause actual results to differ materially from those in forward-looking statements are discussed in the section above entitled " Business--Intellectual Property and Licenses".

     IMPACT OF YEAR 2000.   Some of the Company's older computer programs were
written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated to be immaterial.

     The Company has initiated communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. The Company has determined it has immaterial exposure to contingencies related to the Year 2000 Issue for the products it has sold.

     The Year 2000 project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

     The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continuous availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

     GENERAL. Sales of networking products fluctuate, from time to time, based on numerous factors, including customers' capital spending levels and general economic conditions. While certain industry analysts believe that there is a significant market for network intelligent hubs, switches, management and security products there can be no assurance as to the rate or extent of the growth of such market or the potential adoption of alternative technologies. Future declines in networking product sales as a result of general economic conditions, adoption of alternative technologies or any other reason could have a material adverse effect on the Company's business, operating results and financial condition.

     Due to the factors noted above and elsewhere in this Form 10-K and other filings with the Securities and Exchange Commission, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. Any shortfall in revenue and earnings from the levels anticipated by securities analysts could have an immediate and significant effect on the trading price of the Company's common stock in any given period. Also, the Company participates in a highly dynamic industry which often results in volatility of the Company's common stock price.

ITEM 2.  PROPERTIES.

     The Company's headquarters is located in a modern, two-story building in Richardson, Texas, with an aggregate of approximately 95,000 square feet of floor space. This facility includes the Company's corporate administration, manufacturing, marketing, sales and technical support personnel. The Company occupies this facility under a lease, the base term of which expires in February 2005, with two seven-year options to extend the lease term, subject to compliance with certain conditions. The Company owns a one-story building consisting of approximately 50,000 square feet of floor space adjacent to the Company's headquarters, and the Company's research and development staff are located in this facility. The Company also leases a separate warehouse facility consisting of approximately 8,000 square feet adjacent to its headquarters under a lease which expires in June 2000.

     In addition, the Company and its subsidiaries lease small amounts of office space for sales and technical support personnel domestically in California, Colorado, Georgia, Illinois, Massachusetts, Michigan, Minnesota, New York, Ohio, Pennsylvania, Texas, Virginia and Washington, and internationally in Australia, Canada, England, France, Germany, Malaysia, Singapore, South Korea and Taiwan R.O.C. The Company believes that these existing facilities will be adequate to meet its requirements through 1998. See Note 5 of Notes to Consolidated Financial Statements for additional information regarding the Company's obligations under leases.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party to any material litigation and is not aware of any threatened litigation which would have a material adverse effect on the Company, its operating results or its financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders of the Company during the fourth quarter of 1997.


                                      PART II

     The information required by Items 5 through 8, inclusive, of this report is contained in the Company's Annual Report to Stockholders for its fiscal year ended December 31, 1997 (the "1997 Annual Report"), selected portions of which are incorporated herein by reference, as described below. With the exception of the material incorporated by reference herein, the 1997 Annual Report is not deemed filed as a part of this Annual Report on Form 10-K.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information under the caption "Stock Market Information" on page 34 of the 1997 Annual Report is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA.

     The information appearing in the "Selected Consolidated Financial Data" table on page 1 of the 1997 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 17 through 20, inclusive, of the 1997 Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements of ODS Networks, Inc. and Subsidiaries and Notes thereto appearing on pages 22 through 33, inclusive, the Report of Independent Auditors thereon appearing on page 21, and the Supplemental Financial Data appearing on page 34 of the 1997 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

     The information regarding Directors of the Company appearing under the captions "Election of Directors" and "Compliance with Section 16 Reporting Requirements" contained in the Company's definitive Proxy Statement filed in connection with the Company's 1998 Annual Meeting of Stockholders is incorporated herein by reference.


EXECUTIVE OFFICERS

     The following table sets forth the names and ages of all executive officers of the Company, their respective positions with the Company, and the period during which each has served as an executive officer.

                                                                                          SERVED AS
                                                                                          EXECUTIVE
          NAME                AGE                POSITION(S)                              OFFICER SINCE
          ----                ---                -----------                              -------------
     G. Ward Paxton           62   Chairman of the Board of Directors, President
                                   and Chief Executive Officer                                1983
     T. Joe Head              41   Senior Vice President and Director                         1983
     Timothy W. Kinnear       34   Vice President and Chief Financial Officer                 1996
     Billie  J. Cottongim     67   Vice President - Manufacturing Engineering                 1987
     Gregory E. Geiger        39   Vice President - Hardware Engineering                      1992
     Eric H. Gore             44   Vice President - Strategic Business Development            1994
     Garry L. Hemphill        49   Vice President - Operations                                1987
     Joseph V. Howard         39   Vice President - North American Sales                      1994
     Jerry W. Pate            45   Vice President - Chief Engineer                            1987
     Michael L. Paxton        37   Vice President and Secretary                               1987
     Stephen D. Thompson      34   Vice President - Software Engineering                      1997
     Joe W. Tucker, Jr.       55   Vice President - International Sales                       1992
     D. Keith Willette        41   Vice President - Chief Technologist                        1992
     Timothy E. Woods         37   Vice President - Technical Customer Services               1992
     Kandis L. Tate Thompson  31   Controller - Finance and Accounting                        1995
     Donna J . Combs          49   Assistant Secretary and Director of Administration         1987

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

     BILLIE J. COTTONGIM has served as Vice President - Manufacturing Engineering of the Company since 1987 and previously served as its Director of Manufacturing Engineering from 1983 to 1987. Prior to joining the Company, Mr. Cottongim held the position of Senior Engineer at Honeywell Optoelectronics from 1982 to 1983.

     GREGORY E. GEIGER has served the Company as Vice President - Hardware Engineering since February 1992. Mr. Geiger previously held positions with the Company as Director of Hardware Engineering in 1991 and Design Engineer from 1987 to 1990. Prior to joining the Company, Mr. Geiger held the position of Design Engineer at E-Systems, Inc. from 1985 to 1987.

     ERIC H. GORE has served the Company as Vice President - Strategic Business Development since February 1994. Mr. Gore previously held positions with the Company as Director of Strategic Business Development from 1992 to 1994, Area Sales Manager from 1989 to 1992 and Regional Sales Manager from 1984 to 1989. Prior to joining the Company, Mr. Gore served Texas Instruments Incorporated as Marketing Manager - Eastern United States from 1982 to 1983 and Product Marketing Representative from 1979 to 1982.

     GARRY L. HEMPHILL has served the Company as Vice President - Operations since 1987 and previously served as its Manager of Operations from 1984 to 1987. Prior to joining the Company, Mr. Hemphill held the position of Supervisor of Military Products at Honeywell Optoelectronics from 1979 to 1983.

     JOSEPH V. HOWARD has served the Company as Vice President - North American Sales since October 1996. Mr. Howard previously held positions with the Company as Vice President - Federal Systems from 1994 to 1996, Manager of the Federal Systems Group from 1991 to 1994 and National Accounts Manager from 1988 to 1991. Prior to joining the Company, Mr. Howard held the position of Account Representative for May-Craft Information Systems from 1986 to 1988.

     JERRY W. PATE has served the Company as Vice President - Chief Engineer since February 1992 and previously served as its Vice President from 1987 to February 1992 and Director of Engineering from 1983 to 1987. Prior to joining the Company, Mr. Pate served as an independent consultant for Honeywell Optoelectronics and Siemens AG from 1980 to 1983.

     MICHAEL L. PAXTON has served the Company as Vice President and Secretary of the Company since June 1995 and previously served as its Controller of Finance and Accounting from 1987 to 1995 and Accounting Manager from 1986 to 1987. Prior to joining the Company, Mr. Paxton held the position of Staff Accountant for Clifford E. Wall, Certified Public Accountant, from 1984 to 1986.

     STEVE D. THOMPSON has served the Company as Vice President - Software Engineering since July 1997. Mr. Thompson previously held positions with the Company as Lead Software Engineer in 1996 and Software Engineer from 1989 to 1995. Prior to joining the Company, Mr. Thompson held the position of Software Engineer at E-Systems, Inc. from 1985 to 1989.

     JOE W. TUCKER, JR. has served the Company as Vice President - International Sales since June 1996 and previously served as its Vice President
- North American Sales from 1992 to 1996. Prior to joining the Company, Mr. Tucker held the positions of Vice President - U. S. Operations of Datapoint, Inc. from 1990 to 1992; Vice President and General Manager of United Detector Technology, a division of ILC, Inc., from 1988 to 1990; Worldwide Marketing and Sales Director from 1986 to 1988 and various sales management positions from 1980 to 1986 at Honeywell Optoelectronics; and various marketing and sales management positions at Texas Instruments Incorporated from 1969 to 1980.

     D. KEITH WILLETTE has served the Company as Vice President - Chief Technologist since July 1997. Mr. Willette previously held positions with the Company as Vice President - Software Engineering from 1992 to 1997, Director of Software Engineering from 1991 to 1992 and Software Engineer from 1990 to 1991. Prior to joining the Company, Mr. Willette held the positions of Lead Software Engineer from 1989 to 1990 and Software Engineer from 1988 to 1989 at Harris Adacom Corporation, and Senior Software Engineer at Ascom Timeplex, Inc. from 1987 to 1988.

     TIMOTHY E. WOODS has served the Company as Vice President - Customer Technical Services since February 1992 and previously held positions with the Company as Manager of Technical Support and Product Support Engineer from 1990 to 1991. Prior to joining the Company, Mr. Woods held the position of Systems Design Engineer at Jaycor Technical Services, Incorporated from 1987 to 1990.

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

ODS 401(k) SAVINGS PLAN

     The Company has adopted the ODS 401(k) Savings Plan, as amended, (the "Savings Plan"), which is intended to comply with Sections 401(a) and 401(k) of the Internal Revenue Code, as amended (the "Code"), and the applicable provisions of the Employee Retirement Income Security Act of 1974, as amended. Amounts contributed to the Savings Plan are held under a trust intended to be exempt from income tax pursuant to Section 501(a) of the Code. All employees of the Company (except nonresident aliens who receive no earned income from the Company within the United States) who have completed three months of service are eligible to participate in the Savings Plan. Participating employees may make pre-tax contributions to their accounts of not less than 1% nor more than 19% of their compensation each year, subject to certain maximum limits imposed by law ($9,500 in 1997). In its discretion, the Company may make (i) annual matching contributions to the accounts of participating employees not to exceed 4% of their annual base compensation and (ii) annual employer contributions. The accounts of participating employees are 100% vested immediately as to salary reduction amounts contributed to the Savings Plan and vest at the rate of 20% per year of service as to all other benefits, with all rights being 100% vested under the Savings Plan after five years of service or upon death, disability or normal retirement.

1997 EMPLOYEE STOCK PURCHASE PLAN

     The Company has adopted the 1997 Employee Stock Purchase Plan of ODS Networks, Inc. (the Purchase Plan), which is intended to comply with Section 423(b) of the Code. The Purchase Plan reserves and otherwise provides for the grant of options to purchase a maximum of 500,000 shares of the Company's Common Stock, subject to certain adjustments to reflect changes in the Company's capitalization such as stock splits, stock dividends and similar events. The Purchase Plan is implemented by an offering during each six-month period ending January 31 and July 31, respectively, and is administered by the Compensation Committee of the Board of Directors. Employees who have worked for the Company or a subsidiary of the Company for at least 90 days before the beginning of an offering period are eligible to participate in the Purchase Plan if they are customarily employed by the Company or a subsidiary of the Company, as defined in the Purchase Plan.

     The Purchase Plan permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 10% of an employee's compensation. Each participating employee is granted at the start of a period an option to purchase shares of Common Stock exercisable at the end of the period. The number of shares subject to an option is that number of full shares that can be purchased with the total amount of payroll deductions for such employee during the period at the exercise price equal to 85% of the lower of
(i) the closing selling price of Common Stock on the first day of the purchase period or (ii) the closing selling price on the last day of the purchase period. Not more than 60,000 shares, plus any unissued shares available from prior offerings under the Purchase Plan, may be issued each purchase period.

     No participating employee may be granted an option under the Purchase Plan if such employee, immediately after the option is granted, would own, directly or indirectly, stock (including the stock to be acquired upon exercise of the option) representing 5% or more of the total combined voting power of all classes of capital stock of the Company. No participating employee may be granted an option under the Purchase Plan that would permit the purchase of shares of Common Stock at a rate exceeding $25,000 of fair market value of stock (determined at the time the option is granted) for each calendar year in which the option is outstanding. No participating employee may purchase more than 250 shares per purchase period.

ITEM 11.   EXECUTIVE COMPENSATION.

     The information set forth under the caption "Executive Compensation" contained in the Company's definitive Proxy Statement filed in connection with the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's definitive Proxy Statement filed in connection with the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under the caption "Certain Transactions" contained in the Company's definitive Proxy Statement filed in connection with the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                   PAGE IN 1997
(a)1.     CONSOLIDATED FINANCIAL STATEMENTS.                      ANNUAL REPORT*
                                                                  --------------

          Report of Independent Auditors . . . . . . . . . . . . . . .   21

          Consolidated Balance Sheets
            at December 31, 1997 and 1996. . . . . . . . . . . . . . .   22

          Consolidated Statements of Income
            for the years ended December 31, 1997, 1996 and 1995 . . .   23

          Consolidated Statements of Stockholders' Equity
            for the years ended December 31, 1997, 1996 and 1995 . . .   24

          Consolidated Statements of Cash Flows
            for the years ended December 31, 1997, 1996 and 1995 . . .   25

          Notes to Consolidated Financial Statements . . . . . . . . .   26-33

           * Pages 21-33 referenced above of the 1997 Annual Report are incorporated herein by reference, and appear in
             Exhibit 13, herein.


   2.     FINANCIAL STATEMENT SCHEDULES.                               PAGE NO.
                                                                       --------

          Schedule II - Valuation and Qualifying Accounts  . . . . . .   S-l

          All other schedules are omitted because they are either not required or not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b)       REPORTS ON FORM 8-K.

          There were no reports on Form 8-K filed during the fourth quarter of 1997.

(c)       EXHIBITS.

          The following Exhibits are filed herewith pursuant to Item 601 of Regulation S-K or are incorporated herein by reference to previous filings as noted:

     EXHIBIT
     NUMBER                       DESCRIPTION OF EXHIBIT
     ------                       ----------------------

      3.1(1)   . . . .   Certificate of Incorporation of the Registrant.
      3.2(1)   . . . .   Bylaws of the Registrant.
      4.1(2)   . . . .   Specimen of Common Stock Certificate.
     10.1(3)   . . . .   Lease Agreement, dated September 12, 1989, between
                         G.D.A.F. Associates and the Registrant for the
                         Registrant's headquarters and executive office
                         building.
     10.2(3)   . . . .   1983 Incentive Stock Option Plan of ODS Networks, Inc.
                         (formerly Optical Data Systems, Inc.), as amended.
     10.3(3)   . . . .   1987 Incentive Stock Option Plan of ODS Networks, Inc.
                         (formerly Optical Data Systems, Inc.), as amended.
     10.4(3)   . . . .   Copy of Stock Option granted to Robert Anderson.

     10.5(3)   . . . .   Form of Indemnification Agreement.
     10.6(7)   . . . .   Amended and Restated ODS 401(k) Savings Plan, effective
                         April 1, 1997.
     10.7(7)   . . . .   Amendment to the ODS 401(K) Savings Plan, effective
                         November 1, 1997.
     10.8(4)   . . . .   1995 Stock Option Plan of ODS Networks, Inc. (formerly
                         Optical Data Systems, Inc.)
     10.9(4)   . . . .   1995 Non-Employee Directors Stock Option Plan of ODS
                         Networks, Inc. (formerly Optical Data Systems, Inc.)
     10.10(7)  . . . .   Third Amended and Restated Revolving Credit Loan
                         Agreement, dated December 31, 1997, between NationsBank
                         of Texas, N.A. (formerly, NCNB Texas National Bank) and
                         the Registrant.
     10.11(5)  . . . .   Supplemental Lease Agreement, dated March 7, 1995,
                         between G.D.A.F. Associates, subsequently assigned to
                         CIIF Associates II Limited Partnership, Landlord, and
                         the Registrant, as Tenant, relative to the Registrant's
                         headquarters and executive office building.
     10.12(6)  . . . .   1997 Employee Stock Purchase Plan of ODS Networks, Inc.
                         (formerly Optical Data Systems, Inc.)
     13(7)     . . . .   Annual Report to Stockholders of the Registrant for the
                         fiscal year ended December 31, 1997, to the extent
                         specified in Parts II, III and IV hereof.
     21(7)     . . . .   Subsidiaries of the Registrant.
     23(7)     . . . .   Consent of Independent Auditors.
     27(7)     . . . .   Financial Data Schedule.

------------------------------

(1) Filed as an Exhibit in the Registrant's Current Report on Form 8-K dated November 6, 1995 (Date of Earliest Event Reported: October 31, 1995; Commission File No. 0-20191), which Exhibit is incorporated herein by reference.
(2) Filed as an Exhibit in the Registrant's Current Report on Form 8-K dated May 7, 1997 (Date of Earliest Event Reported: April 24, 1997; Commission File No. 0-20191), which Exhibit is incorporated herein by reference.
(3) Filed as an Exhibit in the Registrant's Registration Statement on Form S-1, as amended (File No. 33-6899) which was declared effective on May 21, 1992, by the Securities and Exchange Commission, which Exhibit is incorporated herein by reference.
(4) Filed as an Exhibit to the Registrant's definitive Proxy Statement in connection with the solicitation of proxies for its 1995 Annual Meeting of Stockholders (File No. 0-20191), which Exhibit is incorporated herein by reference.
(5) Filed as an Exhibit in the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995 (File No. 0-20191), which
          Exhibit is incorporated herein by reference.
(6) Filed as an Exhibit in the Registrant's definitive Proxy Statement filed in connection with the solicitation of proxies for its 1997 Annual Meeting of Stockholders (File No. 0-20191), which Exhibit is incorporated herein by reference.
(7)       Filed herewith.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 6, 1998             ODS NETWORKS, INC.
                                   (Registrant)

                                   By:     /s/ G. Ward Paxton
                                      ------------------------------------------
                                               G. Ward Paxton
                                        Chairman of the Board of Directors,
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        SIGNATURE                                 TITLE                            DATE
        ---------                                 -----                            ----

 /s/ G. Ward Paxton                Chairman of the Board of Directors,        March  6, 1998
----------------------------       President and Chief Executive Officer
     G. Ward Paxton                   (Principal Executive Officer)


 /s/ Timothy W. Kinnear         Vice President and Chief Financial Officer    March  6, 1998
----------------------------           (Principal Financial Officer)
     Timothy W. Kinnear


 /s/ Kandis Tate Thompson          Controller - Finance and Accounting        March  6, 1998
----------------------------         (Principal Accounting Officer)
     Kandis Tate Thompson


 /s/ T. Joe Head                           Senior Vice President              March  6, 1998
----------------------------                  and Director
     T. Joe Head


 /s/ Robert Anderson                            Director                      March  6, 1998
----------------------------
     Robert Anderson


 /s/ J. Fred Bucy                                Director                     March  6, 1998
----------------------------
     J. Fred Bucy


 /s/ Donald M. Johnston                          Director                     March  6, 1998
----------------------------
     Donald M. Johnston


                                                                     SCHEDULE II

                                 ODS NETWORKS, INC.

                         VALUATION AND QUALIFYING ACCOUNTS
                                   (IN THOUSANDS)


                                  Balance at   Charged to                 Balance
                                   Beginning    Costs and                at End of
     Description                   of Period    Expenses    Deductions     Period
     -----------                  ----------   ----------   ----------   ---------
Year ended December 31, 1995:

Deducted from asset accounts:
  Allowance for Doubtful Accounts
    and Returns                      $   356      $   382      $   121**   $   617
  Inventory Obsolescence Reserve     $   306      $ 1,989      $ 1,664*    $   631


Year ended December 31, 1996:

Deducted from asset accounts:
  Allowance for Doubtful Accounts
    and Returns                      $   617      $   227      $    22**   $   822
  Inventory Obsolescence Reserve     $   631      $ 2,421      $ 1,067*    $ 1,985


Year ended December 31, 1997:

Deducted from asset accounts:
  Allowance for Doubtful Accounts
    and Returns                      $   822      $    86      $   150**   $   758
  Inventory Obsolescence Reserve     $ 1,985      $ 7,693      $ 7,484*    $ 2,194


--------------------------------------------------------------------------------


*    Obsolete inventory written off.
**   Uncollectible accounts written off.


                                 INDEX TO EXHIBITS

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBIT
------      ----------------------
3.1(1)      Certificate of Incorporation of the Registrant.
3.2(1)      Bylaws of the Registrant.
4.1(2)      Specimen of Common Stock Certificate.
10.1(3)     Lease Agreement, dated September 12, 1989, between G.D.A.F.
            Associates and the Registrant for the Registrant's headquarters and executive office building.
10.2(3)     1983 Incentive Stock Option Plan of ODS Networks, Inc. (formerly
            Optical Data Systems, Inc.), as amended.
10.3(3)     1987 Incentive Stock Option Plan of ODS Networks, Inc. (formerly
            Optical Data Systems, Inc.), as amended.
10.4(3)     Copy of Stock Option granted to Robert Anderson.
10.5(3)     Form of Indemnification Agreement.
10.6(7)     Amended and Restated ODS 401(k) Savings Plan, effective April 1,
            1997.
10.7(7)     Amendment to the ODS 401(K) Savings Plan, effective November 1,
            1997.
10.8(4)     1995 Stock Option Plan of ODS Networks, Inc. (formerly Optical Data
            Systems, Inc.)
10.9(4)     1995 Non-Employee Directors Stock Option Plan of ODS Networks, Inc.
            (formerly Optical Data Systems, Inc.)
10.10(7)    Third Amended and Restated Revolving Credit Loan Agreement, dated
            December 31, 1997, between NationsBank of Texas, N.A. (formerly,
            NCNB Texas National Bank) and the Registrant.
10.11(5)    Supplemental Lease Agreement, dated March 7, 1995, between G.D.A.F.
            Associates, subsequently assigned to CIIF Associates II Limited
            Partnership, Landlord, and the Registrant, as Tenant, relative to the Registrant's headquarters and executive office building.
10.12(6)    1997 Employee Stock Purchase Plan of ODS Networks, Inc. (formerly
            Optical Data Systems, Inc.).
13(7)       Annual Report to Stockholders of the Registrant for the fiscal year ended December 31, 1997, to the extent specified in Parts II, III and IV hereof.
21(7)       Subsidiaries of the Registrant.
23(7)       Consent of Independent Auditors.
27(7)       Financial Data Schedule.

-----------------------------------

  (1) Filed as an Exhibit in the Registrant's Current Report on Form 8-K dated November 6, 1995 (Date of Earliest Event Reported: October 31, 1995; Commission File No. 0-20191), which Exhibit is incorporated herein by reference.
  (2) Filed as an Exhibit in the Registrant's Current Report on Form 8-K dated May 7, 1997 (Date of Earliest Event Reported: April 24, 1997; Commission File No. 0-20191), which Exhibit is incorporated herin by reference.
  (3) Filed as an Exhibit in the Registrant's Registration Statement on Form S-1, as amended (File No. 33-6899) which was declared effective on May 21, 1992, by the Securities and Exchange Commission, which
         Exhibit is incorporated herein by reference.
  (4) Filed as an Exhibit to the Registrant's definitive Proxy Statement in connection with the solicitation of proxies for its 1995 Annual Meeting of Stockholders (File No. 0-20191), which Exhibit is incorporated herein by reference.
  (5) Filed as an Exhibit in the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995 (File No. 0-20191), which Exhibit is incorporated herein by reference.
  (6) Filed as an Exhibit in the Registrant's definitive Proxy Statement filed in connection with the solicitation of proxies for its 1997 Annual Meeting of Stockholders (File No. 0-20191), which Exhibit is incorporated herein by reference.
  (7)    Filed herewith.