Form 10-Q
period 1998-03-31
ODS NETWORKS INC
filed 1998-05-07
CIK 736012

------------------------------------------------------------------
------------------------------------------------------------------

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

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
                        *  *  *  *  *  *

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, on April 30, 1998 was 16,558,087.

------------------------------------------------------------------
------------------------------------------------------------------

                       ODS NETWORKS, INC.

                             INDEX

                 PART I - FINANCIAL INFORMATION

                                                                    PAGE
                                                                    ----
Item 1.  Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 1998
     and December 31, 1997 . . . . . . . . . . . . . . . . . . .      3

Condensed Consolidated Statements of Operations for the three
     months ended March 31, 1998 and March 31, 1997  . . . . . .      4

Condensed Consolidated Statements of Cash Flows for the three
     months ended March 31, 1998 and March 31, 1997. . . . . . .      5

Notes to Condensed Consolidated Financial Statements . . . . . .      6-8

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition. . . . . . . . . . .      9-16


                      PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . .      17

Signature Page . . . . . . . . . . . . . . . . . . . . . . . . .      18

                  ODS NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except par value amounts)

                                                March 31,    Dec. 31,
                                                  1998        1997
                                                ---------    --------
                                               (Unaudited)
                               ASSETS
Current Assets:
   Cash and cash equivalents                     $15,609      $17,911
   Short-term investments                         11,031       14,667
   Accounts receivable (net)                      10,133        8,668
   Income taxes receivable                         3,628        3,159
   Inventories                                    17,909       14,671
   Deferred tax assets                             1,984        1,721
   Other assets                                    1,411        1,221
                                                 -------      -------
Total current assets                              61,705       62,018

Property and equipment (net)                      11,642       11,836
Long-term investments                              3,165        3,168
Equity investment                                  1,250           -
Other assets                                         172          156
                                                 -------      -------
TOTAL ASSETS                                     $77,934      $77,178
                                                 -------      -------
                                                 -------      -------

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                              $ 8,098      $ 5,381
   Accrued expenses                                3,224        3,328
   Deferred revenue                                1,407        1,462
                                                 -------      -------
Total current liabilities                         12,729       10,171

Deferred tax liabilities                             598          628

Stockholders' Equity:
   Preferred stock, $.01 par value,
      Authorized shares - 5,000
      No shares issued and outstanding
   Common stock, $.01 par value,
      Authorized shares - 80,000
      Issued and outstanding shares - 16,538
      in 1998 and 16,486 in 1997                     165          165
   Additional paid-in capital                     19,659       19,488
   Retained earnings                              45,059       47,032
   Foreign currency translation adjustments         (276)        (306)
                                                 -------      -------
Total stockholders' equity                        64,607       66,379
                                                 -------      -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $77,934      $77,178
                                                 -------      -------
                                                 -------      -------

                      See accompanying notes.

                ODS NETWORKS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except per share amounts)
                            (Unaudited)

                                                     Three Months Ended
                                                   -----------------------
                                                   March 31,     March 31,
                                                     1998          1997
                                                   ---------     ---------
Net sales                                          $18,213        $20,161
Cost of sales                                       10,198         11,165
                                                   -------        -------
     Gross profit                                    8,015          8,996

Operating expenses:
     Sales and marketing                             7,802          7,141
     Research and development                        2,667          2,830
     General and administrative                      1,163          1,262
                                                   -------        -------
Operating loss                                      (3,617)        (2,237)

Interest income, net                                   439            337
                                                   -------        -------
Loss before income taxes                            (3,178)        (1,900)

Income tax (benefit) provision                      (1,204)          (722)
                                                   -------        -------
Net loss                                           $(1,974)       $(1,178)
                                                   -------        -------
                                                   -------        -------
Basic and Diluted loss per share                   $ (0.12)       $ (0.07)
                                                   -------        -------
                                                   -------        -------
Weighted average common shares
   outstanding                                      16,503         16,383
                                                   -------        -------
                                                   -------        -------
Weighted average shares outstanding
   assuming dilution                                16,503         16,383
                                                   -------        -------
                                                   -------        -------

                      See accompanying notes.

                ODS NETWORKS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands)
                            (Unaudited)

                                                      Three Months Ended
                                                   ------------------------
                                                   March 31,      March 31,
                                                     1998           1997
                                                   ---------      ---------
Operating Activities:
Net income (loss)                                  ($1,974)       ($1,178)
Adjustments to reconcile net income (loss) to
 net cash provided (used) by operating activities:
  Depreciation                                         821            739
  Deferred income taxes                               (293)          (516)
  Provision for doubtful accounts and returns           -              20
  Changes in operating assets and liabilities:
      Accounts receivable                           (1,465)         3,499
      Income taxes receivable                         (469)          (345)
      Inventories                                   (3,238)          (822)
      Other assets                                    (206)          (271)
      Accounts payable and accrued expenses          2,614             80
      Deferred revenue                                 (55)          (322)
                                                   -------        -------
Net cash provided by (used in) operating
  activities                                        (4,265)           884
                                                   -------        -------
Investing Activities:
  Equity Investment                                 (1,250)            -
  Purchases of short-term investments                  -           (2,200)
  Maturities of short-term investments               3,636          5,872
  Purchases of long-term investments                   -           (2,488)
  Maturities of long-term investments                    3            -
  Purchases of property and equipment                 (627)        (1,065)
                                                   -------        -------
Net cash provided by investing activities            1,762            119
                                                   -------        -------
Financing Activities:
  Exercise of warrants and employee stock options      171            165
                                                   -------        -------
Net cash provided by financing activities              171            165
                                                   -------        -------
Effect of foreign currency translation
 adjustment on cash and cash equivalents                30             (1)
                                                   -------        -------
Net increase (decrease) in cash and cash
 equivalents                                        (2,302)         1,167

Cash and cash equivalents at beginning of
 period                                             17,911          6,565
                                                   -------        -------
Cash and cash equivalents at end of period         $15,609        $ 7,732
                                                   -------        -------
                                                   -------        -------

Supplemental disclosure of income taxes paid       $   -          $   179
                                                   -------        -------
                                                   -------        -------

                           See accompanying notes.

                      ODS NETWORKS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The December 31, 1997 balance sheet was derived from audited financial statements, but does not include all the disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The results of operations for the three month period ending March 31, 1998 are not necessarily indicative of the results which may be achieved for the full fiscal year or for any future period. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.


Computation of Net Income Per Share

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 on December 31, 1997 and has restated all EPS data presented. Under SFAS No. 128 the Company is required to report two separate earnings per share numbers, basic EPS and diluted EPS. Diluted EPS is essentially the same number the Company has previously reported as primary earnings per share and includes the dilutive impact of employee stock options and warrants.

Equity Investment

In March 1998, the Company invested $1.25 million in Blue Ridge Networks, Inc. a privately-held company which provides secure remote access products for local and wide area virtual private networks. This investment will be accounted for using the equity method of accounting. The Company's share of earnings or losses of Blue Ridge Networks, Inc. will be reported in the income statement of the Company.

Business Combinations

Subsequent to March 31, 1998, the Company announced a definitive agreement to purchase Essential Communications Corporation (Essential), a privately-held company which designs and manufactures high-speed computer network equipment. Under the terms of the agreement the Company will exchange a combination of $5.8 million of cash and approximately 305,500 shares of the Company's common stock for all outstanding shares of Essential. In addition, the Company will assume the Essential stock option plan, and the Company will reserve approximately 100,500 shares of the Company's stock to be issued upon the exercise of options. In connection with the acquisition, the Company expects to recognize a one-time charge against after-tax earnings of between $4.5 million and $5.5 million, or $0.27 to $0.33 per share, for in-process technology in the second quarter of 1998. This acquisition is expected to be completed during the second quarter of 1998 subject to various closing conditions including Essential stockholder approval.

 Exchange of Stock Options in First Quarter 1998

     On January 21, 1998, the Compensation Committee of the Board of Directors approved a stock option exchange program (the Exchange Program), pursuant to which certain employees and officers holding incentive stock options (i) awarded under the Company's 1987 Incentive Stock Option Plan in 1997 and (ii) awarded prior to December 31, 1997, under the Company's 1995 Stock Option Plan (the 1995 Plan), were given the opportunity to exchange such options (Existing Options) for new options (New Options), based on the fair market value of the Company's Common Stock at the close of business on January 30, 1998. All directors of the Company, including the President and Chief Executive Officer, and the Senior Vice President were ineligible to participate in the Exchange Program.

     As a result of significant declines in the market value of the Company's Common Stock since issuance of the Existing Options, the Existing Options were exercisable at prices which substantially exceeded the market value of the Common Stock. In approving the Exchange Program and in keeping with the Company's philosophy of utilizing equity incentives to motivate and retain qualified employees, the Compensation Committee acknowledged that retention and attraction of qualified employees are critical to the Company's success and its ability to continue to meet its performance objectives. Additionally, recognizing that stock options constitute a significant component of the Company's compensation structure, the Compensation Committee deemed it important to regain the incentive intended to be provided by the New Options to purchase shares of the Company's Common Stock and therefore serve as a significant factor in the Company's ability to continue to attract and retain the services of superior quality personnel.

     Pursuant to the Exchange Program, holders of the Existing Options were offered the opportunity to exchange, on a share-for-share basis, such options for New Options having an exercise price of $7.50 per share, the fair market value of the Company's Common Stock on the exchange date of January 30, 1998. Each New Option was awarded under the 1995 Plan and vests and is exercisable with respect to 20% of the shares covered thereby on each anniversary date thereof. Eligible employees holding Existing Options for an aggregate of 646,800 shares of Common Stock with an average per share exercise price of approximately $15.87 elected to participate in the Exchange Program and were issued New Options covering the same aggregate number of underlying shares as they had held pursuant to their respective Existing Options. Other than the new exercise price and the commencement of a new vesting schedule, the option agreements relating to the New Options are substantially identical to the option agreements of the Existing Options they replaced.

Note B - Inventories (in Thousands)

Inventories consist of:

                                         March 31,      Dec. 31,
                                           1998           1997
                                        ------------------------
                                        (unaudited)
   Raw materials                         $ 7,359        $ 4,077
   Work in process                         2,062          2,004
   Finished products                       6,007          6,593
   Demonstration systems                   2,481          1,997
                                         -------        -------
                                         $17,909        $14,671
                                         -------        -------
                                         -------        -------

Note C - Accrued Expenses (in Thousands)

Included in accrued expenses are the following:

                                          March 31,     Dec. 31,
                                            1998          1997
                                         -----------------------
                                         (unaudited)
      Accrued sales commissions          $   625        $   563
      Accrued property taxes                 189            689
      Accrued vacation expense               836            724
      Accrued incentive bonus                214             -
      Accrued warranty expense               475            475
      Other (individually less than
       5% of current liabilities)            885            877
                                         -------        --------
                                         $ 3,224        $ 3,328
                                         -------        --------
                                         -------        --------

Note D - Earnings per Share (in Thousands, except per share amounts)

                                             Three Months Ended
                                           -----------------------
                                           March 31,     March 31,
                                             1998          1997
                                           -----------------------
      Numerator:
      Net loss                             $(1,974)      $(1,178)
                                           -------       -------
      Numerator for basic and diluted
        earnings per share                 $(1,974)      $(1,178)

      Denominator:

      Denominator for basic earnings
        per share - weighted average
        common shares outstanding           16,503        16,383

      Effect of dilutive securities:
        Stock options and warrants               0             0
      Denominator for diluted earnings
        per share - adjusted weighted
        average common shares out-
        standing                            16,503        16,383
                                           -------       -------
                                           -------       -------
        Basic loss per share               $ (0.12)      $ (0.07)
                                           -------       -------
                                           -------       -------
        Diluted loss per share             $ (0.12)      $ (0.07)
                                           -------       -------
                                           -------       -------

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995

 This Quarterly Report, other than historical information, includes forward-looking statements, including statements with respect to completing the acquisition of Essential Communication Corporation, financial results, product introductions, market demand, sales channels, industry trends, sufficiency of cash resources and certain other matters. These statements are made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those
discussed in the section entitled   "Factors That May Affect Future Results of
Operations" and elsewhere in this Quarterly Report as well as those discussed in the Company's Form 10-K and other filings with the Securities and Exchange Commission.

The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                             Three Months Ended
                                             ------------------
                                                  March 31,
                                             ------------------
                                                1998    1997
                                                ----    ----
Net sales                                      100.0%   100.0%
Cost of sales                                   56.0     55.4
Sales and marketing expenses                    42.8     35.4
Research and development expenses               14.6     14.0
General and administrative expenses              6.4      6.3
                                               -----    -----
Operating loss                                 (19.8)   (11.1)
Interest income, net                             2.4      1.7
                                               -----    -----
Loss before income taxes                       (17.4)    (9.4)
Income tax (benefit) provision                  (6.6)    (3.6)
                                               -----    -----
Net loss                                       (10.8)%   (5.8)%
                                               -----    -----
                                               -----    -----
Switching product sales                         41.1%    26.4%
Shared bandwidth hub sales                      49.8     66.6
Other sales                                      9.1      7.0
                                               -----    -----
Net sales                                      100.0%   100.0%
                                               -----    -----
                                               -----    -----

Domestic sales                                  80.6%    78.4%
Export sales to:
  Europe                                        12.2     10.2
  Canada                                         4.5      5.2
  Asia                                           2.1      4.1
  Latin America                                  0.6      2.1
                                               -----    -----
Net sales                                      100.0%   100.0%
                                               -----    -----
                                               -----    -----

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

     NET SALES. Net sales for the quarter ended March 31, 1998 decreased to $18.2 million compared to $20.2 million for the same period of 1997 as sales of the Company's new network switching products did not increase quickly enough to offset the decrease in sales of its prior generation shared bandwidth intelligent hubs. Demand for prior generation shared bandwidth intelligent hubs may continue to decline as the market transitions to switching products with enhanced price/performance characteristics.

     Export sales for the quarter ended March 31, 1998 decreased to $3.5 million compared to $4.3 million for the same period of 1997 primarily due to adverse economic developments in Malaysia and South Korea.

     Sales to Electronic Data Systems Corporation ("EDS") were 13.7% of net sales during the quarter ended March 31, 1998, compared to 14.3% of net sales for the same period of 1997. Direct net sales to various agencies of the U.S. Government were 13.7% of net sales during the quarter ended March 31, 1998 compared to 9.4% of net sales for the same period of 1997. In addition, a portion of the Company's sales to EDS and other corporations were resold by those organizations to various agencies of the U.S. Government.

     GROSS PROFIT. Gross profit decreased to $8.0 million or 44.0% of net sales for the first quarter of 1998 compared to $9.0 million or 44.6% of net sales for the first quarter of 1997. Gross profit margins in future periods may be affected by several factors such as continued product transition, declining market demand for prior generation products, obsolescence or surplus of inventory, shifts in product mix, changes in channels of distribution, sales volume, fluctuation in manufacturing costs, pricing strategies of the Company and its competitors and fluctuations in sales of integrated third-party products. Gross profit margins are typically lower on sales of integrated third-party products.

     SALES AND MARKETING. Sales and marketing expenses increased to $7.8 million or 42.8% of net sales for the first quarter of 1998 compared to $7.1 million or 35.4% of net sales for the first quarter of 1997. The increase in sales and marketing expense was primarily due to higher levels of staffing in sales, marketing and technical support and associated costs. The Company expects sales and marketing expenses to continue to increase in amount, but may vary as a percentage of net sales in the future.

     RESEARCH AND DEVELOPMENT. Research and development expenses decreased slightly to $2.7 million or 14.6% of net sales for the first quarter of 1998 compared to $2.8 million or 14.0% of net sales for the first quarter of 1997. The Company expects to continue to invest in research and development activities in the future in an effort to broaden its family of network switching, management and security products.


     GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased slightly to $1.2 million or 6.4% of net sales for the first quarter of 1998 from $1.3 million or 6.3% of net sales for the first quarter of 1997. As the Company continues to expand its domestic and foreign operations, general and administrative expenses are expected to increase in amount, but may vary as a percentage of net sales in the future.

     INTEREST. Net interest income increased slightly to $0.4 million for the first quarter of 1998 compared to $0.3 million for the same period in 1997. Net interest income may vary in the future based on the Company's cash flow and rate of return on investments.

     INCOME TAXES. The Company's effective income tax rate remained relatively unchanged at 37.9% for the quarter ended March 31, 1998 compared to 38.0% for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity at March 31, 1998 were $15.6 million of cash and cash equivalents, $11.0 million of short-term investments, $3.2 million of highly liquid investments with a stated maturity beyond one year and an available line of credit with $15.0 million of maximum available borrowings. As of March 31, 1998, working capital was $49.0 million compared to $51.8 million as of December 31, 1997.

     Cash flows used in operations for the first quarter of 1998 were $4.3 million, primarily due to an increase in inventory and accounts receivable balances and a net loss for the period partially offset by an increase in accounts payable. Future fluctuations in accounts receivable and inventory balances will be dependent upon several factors, including but not limited to quarterly sales, ability to collect accounts receivable timely, the Company's strategy as to building inventory in advance of receiving orders from customers, and the accuracy of the Company's forecasts of product demand and component requirements.

     Cash provided by investing activities in the first quarter of 1998 consisted of net maturities of short-term and long-term investments of $3.6 million partially offset by property and equipment purchases of $0.6 million and an equity investment of $1.25 million. The Company invested $1.25 million in Blue Ridge Networks, Inc. a private corporation which provides secure remote access products for local and wide area virtual private networks.

     Cash provided by financing activities in the first quarter of 1998 was $0.2 million, which consisted of the issuance of common stock relating to the exercise of employee stock options.

     During the first quarter of 1998 the Company funded its operations solely through cash flow from operations. The Company has a bank line of credit agreement with $15.0 million of maximum available borrowings. Borrowings under this line are secured by the Company's accounts receivable and inventory and are subject to certain limitations and conditions, including the maintenance of certain financial ratios and minimum net tangible worth amounts. Borrowings on this line accrue interest at prime with interest due monthly and principal due April 12, 1999. As of March 31, 1998, the Company had no borrowings outstanding under its bank credit facility and had $15.0 million available for allowable borrowings at an applicable interest rate of 8.5% per annum.

       Subsequent to March 31, 1998, the Company announced a definitive agreement to purchase Essential Communications Corporation (Essential), a privately-held company which designs and manufactures high-speed computer network equipment. Under the terms of the agreement the Company will exchange a combination of $5.8 million of cash and approximately 305,500 shares of the Company's common stock for all outstanding shares of Essential. In addition, the Company will assume the Essential stock option plan, and the Company will reserve approximately 100,500 shares of the Company's stock to be issued upon the exercise of options. This acquisition is expected to be completed during the second quarter of 1998 subject to various closing conditions including Essential stockholder approval.

     The Company believes that its cash, cash equivalents and investment balances, cash expected to be generated from operations and the availability of borrowings under its bank credit facility will provide sufficient cash resources to finance its operations, acquisition of Essential Communications Corporation and currently projected capital expenditures through 1998. However, there can be no assurance the Company's cash resources will be sufficient for 1998 or future periods.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

As noted above, this report includes foregoing discussions including forward-looking statements that involve risks and uncertainties. In addition to those factors discussed elsewhere in this quarterly report and those discussed in the Company's annual report on Form 10-K and other filings with the Securities and Exchange Commission, the Company identifies the following factors which could affect the Company's actual results and cause actual results to differ materially from those in the forward-looking statements.

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

In March 1998, the Company invested $1.25 million in Blue Ridge Networks, Inc. a private corporation which provides secure remote access products for local and wide area virtual private networks. Subsequent to March 31, 1998, the Company announced a definitive agreement to purchase Essential Communications Corporation, a privately-held company which designs and manufactures high-speed computer network equipment. The Company may, in the future, acquire or invest in another company, business unit, product line, or technology to accelerate the development of products and sales channels complementary to the Company's existing products and sales channels. Acquisitions involve numerous risks, including difficulties in assimilation of operations, technologies, and products of the acquired companies; risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions; the potential loss of key employees of the acquired company; and the diversion of management's attention from normal daily operation of the Company's business.

PRODUCT TRANSITIONS. Once current networking products have been in the market place for a period of time and begin to be replaced by higher performance products (whether of the Company's or a competitor's design), the Company expects the net sales of such networking products to decrease. In order to achieve revenue growth in the future, the Company will be required to design, develop and successfully commercialize higher performance products in a timely manner. For example, the market for shared bandwidth intelligent hubs, sales of which represented the majority of the Company's net sales over the past several years, decreased in the first quarter of 1998 compared to the same period of 1997 and may continue to decrease as switching products with enhanced price/performance characteristics gain market acceptance. There can be no assurance that the

Company will be able to introduce new products and gain market acceptance quickly enough to avoid adverse revenue transition patterns during current or future product transitions.

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

THIRD-PARTY PRODUCTS. The Company believes that it is beneficial to work with third parties with complementary technologies to broaden the appeal of the Company's switches, intelligent hub and network security products. These alliances allow ODS to provide integrated solutions to its customers, combining ODS developed technology with third-party products such as certain routers from Cisco, ATM switches from FORE systems and Gigabit Ethernet switch technology from Lucent Technologies. As the Company also competes with these technology partners in certain segments of the market, there can be no assurance that the Company will have access to all of the third-party products which may be desirable to offer fully integrated solutions to ODS customers.

DEPENDENCE ON KEY CUSTOMERS.   A relatively small number of customers have
accounted for a significant portion of the Company's revenue. U.S. Government agencies and strategic network integrators, such as EDS, are expected to continue to account for a substantial portion of the Company's net revenue. The Company continuously faces competition from Cisco, Cabletron, Bay Networks, FORE Systems, Xylan and others for U.S. Government networking projects and corporate networking installations. Any reduction or delay in sales of the Company's products to these customers could have a material adverse effect on the Company's operating results.

INTERNATIONAL OPERATIONS. Export sales accounted for approximately 19.4% of the Company's revenue in the first quarter of 1998. The Company expects that export sales will represent a significant portion of its business in the future. The Company's international operations may be affected by changes in demand resulting from fluctuations in currency exchange rates and local purchasing practices, including seasonal fluctuations in demand, as well as by risks such as increases in duty rates, difficulties in distribution and other constraints upon international trade. For example, the fluctuations in currency exchange rates and adverse economic developments in Malaysia, South Korea and certain other countries adversely affected demand for the Company's products in those countries in the fourth quarter of 1997 and the first quarter of 1998. These conditions may continue to adversely affect demand for the Company's products in those countries throughout 1998. Additionally, while the Company's current products are designed to meet relevant regulatory requirements of the foreign markets in which they are sold, any inability to obtain any required foreign regulatory approvals on a timely basis could have a material adverse effect on the Company's operating results.

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

GENERAL. Sales of networking products fluctuate, from time to time, based on numerous factors, including customers' capital spending levels and general economic conditions. While certain industry analysts believe that there is a significant market for network intelligent hubs, switches, management and security products, there can be no assurance as to the rate or extent of the growth of such market or the potential adoption of alternative technologies. Future declines in networking product sales as a result of general economic conditions, adoption of alternative technologies or any other reason could have a material adverse effect on the Company's business, operating results and financial condition.

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

                          PART II - OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (A.) EXHIBITS.  The following exhibits are included herein:

                      (2) Agreement and Plan of Merger, dated April 30, 1998, by and among the Registrant, ECC Acquisition Corp., and Essential Communication Corporation. (The scheduels and exhibits which are referenced in the table of contents and elsewhere in such Agreement are hereby incorporated by reference. Such schedules and exhibits which are not included as exhibits to this Form 10-Q will be furnished supplementally to the Commission upon request.)

                     (27)    Financial Data Schedule

          (B.) FORM 8-K. The Registrant filed no reports on Form 8-K and none were required to be filed during the three months ended March 31, 1998.

                        S I G N A T U R E S




Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ODS NETWORKS, INC.
                                        (Company)



Date: May 7, 1998                   By: /s/ TIMOTHY W. KINNEAR
                                        -----------------------------------
                                        Timothy W. Kinnear
                                        Chief Financial Officer
                                        (Principal Financial Officer)



                                    By: /s/ KANDIS TATE THOMPSON
                                        -----------------------------------
                                        Kandis Tate Thompson
                                        Controller - Finance and Accounting
                                        (Principal Accounting Officer)

                               EXHIBIT INDEX

EXHIBIT

      2 Agreement and Plan of Merger, dated April 30, 1998, by and among the Registrant, ECC Acquisition Corp., and Essential Communication Corporation. (The scheduels and exhibits which are referenced in the table of contents and elsewhere in such Agreement are hereby incorporated by reference. Such schedules and exhibits which are not included as exhibits to this Form 10-Q will be furnished supplementally to the Commission upon request.)

     27    Financial Data Schedule