Form 10-Q
period 1998-06-30
ODS NETWORKS INC
filed 1998-08-14
CIK 736012

-------------------------------------------------------------------------------
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

                     For the quarterly period ended June 30, 1998

                                          OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______________to______________

                         Commission File Number   0-20191
                                                 ---------

                                   *  *  *  *  *  *

                                  ODS NETWORKS, INC.
                ------------------------------------------------------
                (Exact name of Registrant as specified in its charter)


          Delaware                                    75-1911917
-------------------------------                 ----------------------
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


                   1101 East Arapaho Road, Richardson, Texas 75081
                   -----------------------------------------------
                       (Address of principal executive offices)
                                      (Zip Code)

                                    (972) 234-6400
                 ----------------------------------------------------
                 (Registrant's telephone number, including area code)

                                    Not Applicable
                     -------------------------------------------
                     (Former name, if changed since last report)

                                   *  *  *  *  *  *

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:   Yes  X    No
                                                     ---      ---

                                   *  *  *  *  *  *

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, on July 31, 1998 was 16,887,233.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  ODS NETWORKS, INC.

                                        INDEX

                             PART I - FINANCIAL INFORMATION

                                                                    PAGE
                                                                    ----
Item 1.  Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 1998
     and December 31, 1997 . . . . . . . . . . . . . . . . . . .      3

Condensed Consolidated Statements of Operations for the three
     months ended June 30, 1998 and June 30, 1997. . . . . . . .      4

Condensed Consolidated Statements of Operations for the six
     months ended June 30, 1998 and June 30, 1997. . . . . . . .      5

Condensed Consolidated Statements of Cash Flows for the six
     months ended June 30, 1998 and June 30, 1997. . . . . . . .      6

Notes to Condensed Consolidated Financial Statements . . . . . .      7

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition. . . . . . . . . . .      10


                  PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders . .     18

Item 5.  Other Information . . . . . . . . . . . . . . . . . . .     18

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . .     18

Signature Page . . . . . . . . . . . . . . . . . . . . . . . . .     19

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                      ODS NETWORKS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except par value amounts)

                                                 June 30,     Dec. 31,
                                                   1998         1997
                                               -----------    -------
                                               (Unaudited)
                               ASSETS

Current Assets:
   Cash and cash equivalents                     $12,343      $17,911
   Short-term investments                          8,960       14,667
   Accounts receivable (net)                      14,876        8,668
   Income taxes receivable                           527        3,159
   Inventories                                    16,217       14,671
   Deferred tax assets                             2,524        1,721
   Other assets                                    1,181        1,221
                                                 -------      -------
Total current assets                              56,628       62,018

Property and equipment (net)                      11,912       11,836
Long-term investments                              2,756        3,168
Intangibles, net                                   3,982            -
Equity investments                                 1,835            -
Other assets                                         164          156
                                                 -------      -------

TOTAL ASSETS                                     $77,277      $77,178
                                                 -------      -------
                                                 -------      -------


                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                              $ 7,875      $ 5,381
   Accrued expenses                                3,896        3,328
   Deferred revenue                                1,990        1,462
                                                 -------      -------
Total current liabilities                         13,761       10,171

Deferred tax liabilities                           2,091          628
Capital lease obligations                             12            -

Stockholders' Equity:
   Preferred stock, $.01 par value,
      Authorized shares - 5,000
      No shares issued and outstanding
   Common stock, $.01 par value,
      Authorized shares - 80,000
      Issued and outstanding shares - 16,887
      in 1998 and 16,486 in 1997                     169          165
   Additional paid-in capital                     22,698       19,488
   Retained earnings                              38,849       47,032
   Foreign currency translation adjustments         (303)        (306)
                                                 -------      -------
Total stockholders' equity                        61,413       66,379
                                                 -------      -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $77,277      $77,178
                                                 -------      -------
                                                 -------      -------

                            See accompanying notes.

                     ODS NETWORKS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                 (Unaudited)

                                                     Three Months Ended
                                                   ----------------------
                                                   June 30,       June 30,
                                                     1998           1997
                                                   -------        -------
Net sales                                          $25,215        $27,868
Cost of sales                                       14,389         16,076
                                                   -------        -------

     Gross profit                                   10,826         11,792

Operating expenses:
     Sales and marketing                             8,134          7,877
     Research and development                        2,932          2,823
     In-process research and development             5,300              -
     General and administrative                      1,491          1,258
                                                   -------        -------

Operating loss                                      (7,031)          (166)

Interest income, net                                   356            374
                                                   -------        -------

Income (loss) before income taxes                   (6,675)           208

Income tax (benefit) provision                        (538)            79
                                                   -------        -------

Income (loss) before equity in affiliate            (6,137)           129

Equity in net income (loss) of affiliate               (72)             -
                                                   -------        -------

Net income (loss)                                  $(6,209)       $   129
                                                   -------        -------
                                                   -------        -------

Basic and Diluted income (loss) per share          $ (0.37)       $   .01
                                                   -------        -------
                                                   -------        -------

Weighted average common shares outstanding          16,739         16,423
                                                   -------        -------
                                                   -------        -------

Weighted averages shares outstanding assuming
  dilution                                          16,739         16,753
                                                   -------        -------
                                                   -------        -------

                            See accompanying notes.

                        ODS NETWORKS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share amounts)
                                   (Unaudited)

                                                      Six Months Ended
                                                   -----------------------
                                                   June 30,       June 30,
                                                    1998           1997
                                                   -------        -------
Net sales                                         $ 43,428        $48,029
Cost of sales                                       24,587         27,241
                                                  --------        -------
     Gross profit                                   18,841         20,788

Operating expenses:
     Sales and marketing                            15,936         15,018
     Research and development                        5,599          5,653
     In-process research and development             5,300            -
     General and administrative                      2,654          2,520
                                                  --------        -------
Operating loss                                     (10,648)        (2,403)

Interest income, net                                   795            711
                                                  --------        -------
Loss before income taxes                            (9,853)        (1,692)

Income tax (benefit) provision                      (1,742)          (643)
                                                  --------        -------
Loss before equity in affiliate                     (8,111)        (1,049)

Equity in net income (loss) of affiliate               (72)            -
                                                  --------        -------
Net loss                                          $ (8,183)       $(1,049)
                                                  --------        -------
                                                  --------        -------
Basic and Diluted loss per share                  $  (0.49)       $ (0.06)
                                                  --------        -------
                                                  --------        -------
Weighted average common shares outstanding          16,625         16,392
                                                  --------        -------
                                                  --------        -------
Weighted averages shares outstanding assuming
   dilution                                         16,625         16,392
                                                  --------        -------
                                                  --------        -------

                               See accompanying notes.

                         ODS NETWORKS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                     (Unaudited)

                                                      Six Months Ended
                                                  ------------------------
                                                   June 30,       June 30,
                                                    1998           1997
                                                  ---------      ---------
Operating Activities:
Net loss                                          ($ 8,183)      ($ 1,049)
Adjustments to reconcile net income (loss) to
 net cash provided (used) by operating activities:
   In-process research and development               5,300             -
   Depreciation                                      1,692          1,530
   Amortization                                        182             -
   Equity in net loss of affiliate                      72             -
   Deferred income taxes                              (680)        (1,265)
   Provision for doubtful accounts and returns          -              35
   Changes in operating assets and liabilities:
      Accounts receivable                           (5,349)         2,571
      Inventories                                   (1,200)         6,631
      Other assets                                       9            (39)
      Accounts payable and accrued expenses          2,170           (403)
      Deferred revenue                                 (12)          (337)
      Income taxes                                   2,632            460
                                                  --------        -------
Net cash provided by (used in)
    operating activities                            (3,367)         8,134
                                                   -------        -------
Investing Activities:
  Payments for corporate acquisition
     (net of cash acquired)                         (5,604)            -
  Equity Investment in Blue Ridge Networks          (1,250)            -
  Purchases of short-term investments               (2,437)       (10,849)
  Maturities of short-term investments               9,151         10,932
  Purchases of long-term investments                  (600)        (2,495)
  Maturities of long-term investments                    5             13
  Purchases of property and equipment               (1,340)        (1,943)
                                                   -------        -------
Net cash used in investing activities               (2,075)        (4,342)
                                                   -------        -------
Financing Activities:
  Repayment of Essential Communication Corp.
      line of credit                                  (400)            -
  Exercise of warrants and employee stock options      271            465
                                                   -------        -------
Net cash provided by (used in) financing
  activities                                          (129)           465
                                                   -------        -------
Effect of foreign currency translation
 adjustment on cash and cash equivalents                 3             (8)
                                                   -------        -------
Net increase (decrease) in cash and cash
 equivalents                                        (5,568)         4,249
Cash and cash equivalents at beginning of
 period                                             17,911          6,565
                                                   -------        -------
Cash and cash equivalents at end of period         $12,343        $10,814
                                                   -------        -------
                                                   -------        -------
Supplemental disclosure of income taxes paid       $   -          $   239
                                                   -------        -------
                                                   -------        -------
Supplemental schedule of non cash activities:
   Tax benefit of stock options exercised
     and sold                                      $   -          $    27
                                                   -------        -------
                                                   -------        -------

                            See accompanying notes.

                        ODS NETWORKS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The December 31, 1997 balance sheet was derived from audited financial statements, but does not include all the disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the results which may be achieved for the full fiscal year or for any future period. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

Equity Investment

In March 1998, the Company invested $1.25 million in Blue Ridge Networks, Inc., a privately-held company which provides secure remote access products for local and wide area virtual private networks. This investment was accounted for using the equity method of accounting. The Company's share of earnings or losses of Blue Ridge Networks, Inc. is reported in the income statement of the Company.

Business Combinations

On May 7, 1998, the Company acquired Essential Communication Corporation ("Essential"), a privately-held company based in Albuquerque, New Mexico. Essential designs and manufactures high-speed computer network equipment. The Company exchanged a combination of $5.8 million of cash and approximately 305,000 shares of the Company's common stock for all outstanding shares of Essential capital stock, and the Company issued 104,000 stock options in exchange for all unexpired and unexercised options to acquire Essential capital stock. In connection with the acquisition, the Company recognized a one-time charge of $5.3 million, or $0.32 per share, for in-process technology in the second quarter of 1998. Essential's operations have been included in the Company's condensed consolidated financial statements since May 7, 1998, and the acquisition was accounted for using the purchase method of accounting. The total purchase price of $9.0 million was allocated to the net assets acquired based on their estimated fair market value, which included approximately $4.1 million of intangible assets to be amortized over five years on a straight-line basis; and approximately $5.3 million of in-process research and development. The in-process research and development was expensed at the date of the acquisition. Pro forma financial information has not been presented. The acquisition of Essential does not meet the reporting requirements for a significant subsidiary.

Exchange of Stock Options in First Quarter 1998

     On January 21, 1998, the Compensation Committee of the Board of Directors approved a stock option exchange program (the Exchange Program), pursuant to which certain employees and officers holding incentive stock options (i) awarded under the Company's 1987 Incentive Stock Option Plan in 1997 and (ii) awarded prior to December 31, 1997, under the Company's 1995 Stock Option Plan (the 1995 Plan), were given the opportunity to exchange such options (Existing Options) for new options (New Options), based on the fair market value of the Company's Common Stock at the close of business on January 30, 1998. All directors of the Company, including the President and Chief Executive Officer and the Senior Vice President, were ineligible to participate in the Exchange Program.

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

Note B - Inventories (in Thousands)

Inventories consist of:

                                          June 30,       Dec. 31,
                                           1998           1997
                                         ---------      ---------
   Raw materials                         $ 5,846        $ 4,077
   Work in process                         1,884          2,004
   Finished products                       6,007          6,593
   Demonstration systems                   2,480          1,997
                                         -------        -------
                                         $16,217        $14,671
                                         -------        -------
                                         -------        -------

Note C - Accrued Expenses (in Thousands)

Included in accrued expenses are the following:

                                          June 30,       Dec. 31,
                                           1998           1997
                                         --------        --------
      Accrued sales commissions          $   897        $   563
      Accrued property taxes                 365            689
      Accrued vacation expense               881            724
      Accrued warranty expense               475            475
      Other (individually less than
       5% of current liabilities)          1,278            877
                                         -------        -------
                                         $ 3,896        $ 3,328
                                         -------        -------
                                         -------        -------

Note D - Earnings per Share (in Thousands, except per share amounts)

                            Three Months Ended June 30,  Six Months Ended June 30,
                            ---------------------------  -------------------------
                                  1998         1997           1998         1997
                                -------       -------       -------     --------
Numerator:
Net income (loss)               $(6,209)      $   129       $(8,183)    $ (1,049)
                                -------       -------       -------     --------
Numerator for basic and diluted
   earnings per share           $(6,209)      $   129       $(8,183)    $ (1,049)
Denominator:

Denominator for basic earnings
    per share - weighted average
    common shares outstanding    16,739        16,423        16,625       16,392
Effect of dilutive securities:
    Stock options and warrants        0           330             0            0
Denominator for diluted earnings
    per share - adjusted weighted
    average common shares out-
    standing                     16,739        16,753        16,625       16,392
                                -------       -------       -------     --------
                                -------       -------       -------     --------
Basic income (loss) per share    $(0.37)        $ .01        $(0.49)      $(0.06)
                                -------       -------       -------     --------
                                -------       -------       -------     --------
Diluted income (loss) per share  $(0.37)        $ .01        $(0.49)      $(0.06)
                                -------       -------       -------     --------
                                -------       -------       -------     --------

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

The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                   THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                   ---------------------------   -------------------------
                                        1998         1997           1998         1997
                                       ------       ------         ------       ------
Net sales                              100.0%       100.0%         100.0%       100.0%
Cost of sales                           57.1         57.7           56.6         56.7
                                       ------       ------         ------       ------
Gross profit                            42.9         42.3           43.4         43.3
Sales and marketing expenses            32.2         28.3           36.7         31.3
Research and development expenses       11.5         10.1           12.9         11.8
In-process research and development     21.1          -             12.2           -
General and administrative expenses      5.9          4.5            6.1          5.2
                                       ------       ------         ------       ------
Operating income (loss)                (27.8)        (0.6)         (24.5)        (5.0)
Interest income, net                     1.4          1.3            1.8          1.5
                                       ------       ------         ------       ------
Income (loss) before income taxes      (26.4)         0.7          (22.7)        (3.5)
Income tax (benefit) provision          (2.1)         0.3           (4.0)        (1.3)
                                       ------       ------         ------       ------
Income (loss) before equity in
 affiliate                             (24.3)         0.4          (18.7)        (2.2)
Equity in net income (loss) of
 affiliate                              (0.3)          -            (0.1)         -
                                       ------       ------         ------       ------
Net income (loss)                      (24.6)%        0.4%         (18.8)%       (2.2)%
                                       ------       ------         ------       ------
                                       ------       ------         ------       ------

Switching product sales                 52.1%        42.3%          47.5%        35.7%
Shared bandwidth hub sales              40.7         52.3           44.5         58.3
Other sales                              7.2          5.4            6.0          6.0
                                       ------       ------         ------       ------
Net sales                              100.0%       100.0%         100.0%       100.0%
                                       ------       ------         ------       ------
                                       ------       ------         ------       ------

Domestic sales                          75.8%        68.3%          77.7%        72.5
Export sales to:
  Europe                                14.1          7.7           13.3          8.7
  Canada                                 2.7          2.3            3.5          3.6
  Asia                                   7.2         18.6            5.1         12.5
  Latin America                           .2          3.1             .4          2.7
                                       ------       ------         ------       ------
Net sales                              100.0%       100.0%         100.0%       100.0%
                                       ------       ------         ------       ------
                                       ------       ------         ------       ------

RESULTS OF OPERATIONS

     NET SALES. Net sales for the quarter and six months ended June 30, 1998 decreased to $25.2 million and $43.4 million, respectively, compared to $27.9 million and $48.0 million, respectively, for the same periods of 1997 as sales of the Company's new network switching products did not increase quickly enough to offset the decrease in sales of its prior generation shared bandwidth intelligent hubs.

     Export sales for the quarter and six months ended June 30, 1998 decreased to $6.1 million and $9.7 million, respectively, compared to $8.8 million and $13.2 million, respectively, for the same periods of 1997 primarily due to adverse economic developments in Malaysia and South Korea.

     Sales to FORE Systems, Inc. ("FORE Systems") were 15.4% and 10.8%, respectively, of net sales during the quarter and six months ended June 30, 1998. Direct net sales to various agencies of the U.S. Government were 15.0% and 14.5%, respectively, of net sales during the quarter and six months ended June 30, 1998, compared to 13.2% and 11.6%, respectively, of net sales for the same periods of 1997. Sales to Electronic Data Systems Corporation ("EDS") were 2.2% and 7.0%, respectively, of net sales during the quarter and six months ended June 30, 1998, compared to 14.6% and 14.5%, respectively, of net sales for the same periods of 1997. Sales to Sapura Holdings Sdn. Bhd. ("Sapura") were 5.0% and 3.1%, respectively, of net sales during the quarter and six months ended June 30, 1998, compared to 13.9% and 8.1%, respectively, of net sales for the same periods of 1997.

     GROSS PROFIT. Gross profit decreased to $10.8 million or 42.9% of net sales for the second quarter of 1998 compared to $11.8 million or 42.3% of net sales for the second quarter of 1997. Gross profit decreased to $18.8 million or 43.4% of net sales for six months ended June 30, 1998 compared to $20.8 million or 43.3% of net sales for the same period of 1997. Gross profit margins in future periods may be affected by several factors such as continued product transition, declining market demand for prior generation products, obsolescence or surplus of inventory, shifts in product mix, changes in channels of distribution, sales volume, fluctuation in manufacturing costs, pricing strategies of the Company and its competitors and fluctuations in sales of integrated third-party products. Gross profit margins are typically lower on sales of integrated third-party products.

     SALES AND MARKETING. Sales and marketing expenses increased to $8.1 million or 32.2% of net sales for the second quarter of 1998 from $7.9 million or 28.3% of net sales for the second quarter of 1997. Sales and marketing expenses increased to $15.9 million or 36.7% of net sales for six months ended June 30, 1998 compared to $15.0 million or 31.3% of net sales for the same period of 1997. The increase in sales and marketing expense was primarily due to the acquisition of Essential on May 7, 1998 and increased marketing efforts. Sales and marketing expenses may vary as a percentage of net sales in the future.

     RESEARCH AND DEVELOPMENT. Research and development expenses, excluding the one-time charge for in-process research and development, increased to $2.9 million or 11.5% of net sales for the second quarter of 1998 from $2.8 million or 10.1% of net sales for the second quarter of 1997. Research and development expenses, excluding the one-time charge for in-process research and development, decreased to $5.6 million or 12.9% of net sales for six months ended June 30, 1998 compared to $5.7 million or 11.8% of net sales for the same period of 1997. The Company expects to continue to invest in research and development activities in the future in order to broaden its family of network switching, management and security products.

     IN-PROCESS RESEARCH AND DEVELOPMENT. During the second quarter of 1998, the Company incurred a one-time charge associated with the acquisition of Essential of $5.3 million to expense the purchased in-process research and development that had not reached technological feasibility.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $1.5 million or 5.9% of net sales for the second quarter of 1998 from $1.3 million or 4.5% of net sales for the second quarter of 1997. General and administrative expenses increased to $2.7 million or 6.1% of net sales for six months ended June 30, 1998 compared to $2.5 million or 5.2% of net sales for the same period of 1997. The increase in general and administrative expenses for the second quarter of 1998 was primarily due to the amortization of intangibles related to the acquisition of Essential on May 7, 1998. General and administrative expenses may vary as a percentage of net sales in the future.

     INTEREST. Net interest income remained relatively constant at $0.4 million and $0.8 million, respectively, for the quarter and six months ended June 30, 1998 compared to $0.4 million and $0.7 million, respectively, for the same periods of 1997. Net interest income may vary in the future based on the Company's cash flow and rate of return on investments.

     INCOME TAXES. The Company's effective income tax rate was 8% and 17.7%, respectively, for the quarter and six months ended June 30, 1998 compared to
the 38.0% for the same periods of 1997.   The effective tax rate represented
by the Company's provision for income taxes in the second quarter ended June 30, 1998 would have been approximately 37.1%, disregarding the expenses associated with the Company's write-off of purchased research and development costs which were not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity at June 30, 1998 were $12.3 million of cash and cash equivalents, $9.0 million of short-term investments, $2.8 million of highly liquid investments with a stated maturity beyond one year and an available line of credit. As of June 30, 1998, working capital was $42.9 million compared to $51.8 million as of December 31, 1997.

     Cash flows used in operations for the first six months of 1998 were $3.4 million, primarily due to an increase in inventory and accounts receivable balances and a net loss for the period partially offset by an increase in accounts payable. Future fluctuations in accounts receivable and inventory balances will be dependent upon several factors, including but not limited to quarterly sales, ability to collect accounts receivable timely, the Company's strategy as to building inventory in advance of receiving orders from customers, and the accuracy of the Company's forecasts of product demand and component requirements.

     Cash used in investing activities in the first six months of 1998 was $2.1 million, primarily due to property and equipment purchases of $1.3 million, an equity investment in Blue Ridge Networks, Inc. of $1.25 million and cash used in the acquisition of Essential Communications Corporation of $5.6 million offset by net maturities of short-term and long-term investments of $6.1 million.

     Cash used in financing activities in the first six months of 1998 was $0.1 million, due to the repayment of Essential's line of credit in the amount of $0.4 million offset by the issuance of Common Stock relating to the exercise of certain employee stock options in the amount of $0.3 million.

     During the first six months of 1998 the Company funded its operations solely through cash flows from operations. The Company has a bank line of credit agreement with $15.0 million of maximum available borrowings. Borrowings under this line are secured by the Company's accounts receivable and inventory and are subject to certain limitations and conditions, including the maintenance of certain financial ratios and minimum net tangible worth amounts. Borrowings on this line accrue interest at prime with interest due monthly and principal due April 12, 1999. As of June 30, 1998, the Company had no borrowings outstanding under its bank credit facility and had $15.0 million available for allowable borrowings at an applicable interest rate of 8.5% per annum.

     The Company intends to seek acquisitions of businesses, products and technologies that are complementary to those of the Company. The Company is continuing to identify and prioritize additional networking and security technologies which it may wish to develop, either internally or through the licensing or acquisition of products from third parties. While the Company engages from time to time in discussions with respect to potential acquisitions, there can be no assurances that any such acquisitions will be made or that the Company will be able to successfully integrate any acquired business. In order to finance such acquisitions, it may be necessary for the Company to raise additional funds through public or private financings. Any equity or debt financings, if available at all, may be on terms which are not favorable to the Company and, in the case of equity financings, may result in dilution to the Company's stockholders.

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

TECHNOLOGICAL CHANGES. The market for the Company's products is characterized by frequent product introductions, rapidly changing technology and continued evolution of new industry standards. The market for network intelligent hubs, switches, management and security products requires the Company's products to be compatible and interoperable with products and architectures offered by various vendors, including other networking products, workstation and personal computer architectures and computer and network operating systems. The Company's success will depend to a substantial degree upon its ability to develop and introduce in a timely manner new products and enhancements to its existing products that meet changing customer requirements and evolving industry standards. The development of technologically advanced products is a complex and uncertain process requiring high levels of innovation as well as the accurate anticipation of technological and market trends. There can be no assurance that the Company will be able to identify, develop, manufacture, market and support new or enhanced products successfully in a timely manner. Further, the Company or its competitors may introduce new products or product enhancements that shorten the life cycle of or obsolete the Company's existing product lines which could have a material adverse effect on the Company's business, operating results and financial condition.

COMPETITION AND MARKET ACCEPTANCE. The market for network intelligent hubs, switches, management and security products is intensely competitive and subject to frequent product introductions with improved price/performance characteristics. Even if the Company does introduce advanced products which meet evolving customer requirements in a timely manner, there can be no assurance that the new Company products will gain market acceptance. Many networking companies, including Cisco Systems, Inc. ("Cisco"), Cabletron Systems, Inc. ("Cabletron"), Bay Networks, Inc. ("Bay Networks"), FORE Systems, Xylan Corporation ("Xylan") and others, have substantially greater financial, technical, sales and marketing resources, better name recognition and a larger customer base than the Company. Many of the Company's large competitors offer customers a broader product line which provides a more comprehensive networking solution than the Company currently offers. The Company anticipates increased competition from large telecommunication equipment vendors which are expanding their capabilities in the data networking market. For example, Lucent Technologies and Nortel have acquired several networking companies to enhance their capabilities in data networking. Further the Company anticipates increased competition from private "start-up" companies that have developed or are developing advanced network switching and security products. Increased competition in the networking industry could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company is pursuing a strategy to increase the percentage of its revenue generated through indirect sales channels including value added resellers, system integrators, original equipment manufacturers and network service providers. There can be no assurance that the Company's products will gain market acceptance in these indirect sales channels. Further, competition among networking and security companies to sell products through these indirect sales channels could result in significant price competition and reduced profit margins.

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

ACQUISITIONS. Cisco, Cabletron, Bay Networks, FORE Systems, Lucent Technologies, Nortel and other competitors have recently acquired several networking and security companies with complementary technologies, and the Company anticipates that such acquisitions will continue in the future. These acquisitions may permit such competitors to accelerate the development and commercialization of broader product lines and more comprehensive networking solutions than the Company currently offers. In the past, the Company has relied upon a combination of internal product development and partnerships with other networking vendors to provide competitive networking solutions to customers. Certain of the recent and future acquisitions by the Company's competitors may have the effect of limiting the Company's access to commercially significant technologies. Further, the business combinations and acquisitions in the networking and security industry are creating companies with larger market shares, customer bases, sales forces, product offerings and technology and marketing expertise. There can be no assurance that the Company will be able to compete successfully in such an environment.

In March 1998, the Company invested $1.25 million in Blue Ridge Networks, Inc. a private corporation which provides secure remote access products for local and wide area virtual private networks. On May 7, 1998, the Company acquired Essential Communication Corporation, a privately-held company based
in Albuquerque, New Mexico.   Essential designs and manufactures high-speed
computer network equipment. The Company may, in the future, acquire or invest in additional companies, business units, product lines, or technology to accelerate the development of products and sales channels complementary to the Company's existing products and sales channels. Acquisitions involve numerous risks, including difficulties in assimilation of operations, technologies, and products of the acquired companies; risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions; the potential loss of key employees of the acquired company; and the diversion of management's attention from normal daily operation of the Company's business. There can be no assurance that any potential acquisition or investment will be consummated or that anticipated benefits of such acquisition or investment will be realized.

PRODUCT TRANSITIONS. Once current networking products have been in the market place for a period of time and begin to be replaced by higher performance products (whether of the Company's or a competitor's design), the Company expects the net sales of such networking products to decrease. In order to achieve revenue growth in the future, the Company will be required to design, develop and successfully commercialize higher performance products in a timely manner. For example, the market for shared bandwidth intelligent hubs, sales of which represented the majority of the Company's net sales over the past several years, decreased in the first half of 1998 compared to the same period of 1997 and may continue to decrease as switching products with enhanced price/performance characteristics gain market acceptance. There can be no assurance that the Company will be able to introduce new products and gain market acceptance quickly enough to avoid adverse revenue transition patterns during current or future product transitions.

MANUFACTURING AND AVAILABILITY OF COMPONENTS. The Company's manufacturing operations consist primarily of final assembly, testing and quality control of subassemblies and finished units. Materials used by the Company in its manufacturing processes include semiconductors such as microprocessors, memory chips and application specific integrated circuits ("ASICs"), printed circuit boards, power supplies and enclosures. All of the materials used in the Company's products are purchased under contracts and purchase orders with third parties. While the Company believes that many of the materials used in the production of its products are generally readily available from a variety of sources, certain components are available from one or a limited number of suppliers. For example, certain ASICs designed into the Company's InfiniteSwitch products are supplied by FORE Systems (see "Factors That May Affect Future Results of Operations -Competition and Market Acceptance").
The lead times for delivery of components vary significantly and exceed twelve weeks for certain components. If the Company should fail to forecast its requirements accurately for components, it may experience excess inventory or shortages of certain components which could have an adverse effect on the Company's business and operating results. Further, any interruption in the supply of any of these components, or the inability of the Company to procure these components from alternative sources at acceptable prices within a reasonable time, could have additional adverse effect on the Company's business and operating results.

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

DEPENDENCE ON KEY CUSTOMERS.   A relatively small number of customers have
accounted for a significant portion of the Company's revenue. U.S. Government agencies and strategic network integrators are expected to continue to account for a substantial portion of the Company's net revenue. The Company continuously faces competition from Cisco, Cabletron, Bay Networks, FORE Systems, Xylan and others for U.S. Government networking projects and corporate networking installations. Any reduction or delay in sales of the Company's products to these customers could have a material adverse effect on the Company's operating results.

INTERNATIONAL OPERATIONS. Export sales accounted for approximately 24.3% of the Company's revenue in the second quarter of 1998. The Company expects that export sales will represent a significant portion of its business in the future. The Company's international operations may be affected by changes in demand resulting from fluctuations in currency exchange rates and local purchasing practices, including seasonal fluctuations in demand, as well as by risks such as increases in duty rates, difficulties in distribution and other constraints upon international trade. For example, the fluctuations in currency exchange rates and adverse economic developments in Malaysia, South Korea and certain other countries adversely affected demand for the Company's products in those countries in the fourth quarter of 1997 and the first half of 1998. These conditions may continue to adversely affect demand for the Company's products in those countries throughout 1998. Additionally, while the Company's current products are designed to meet relevant regulatory requirements of the foreign markets in which they are sold, any inability to obtain any required foreign regulatory approvals on a timely basis could have a material adverse effect on the Company's operating results.

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

IMPACT OF YEAR 2000.   Some of the Company's older computer programs were
written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. Accordingly the date January 1, 2000 could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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

The Company's Year 2000 project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

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

The Company is concerned that many enterprises will be devoting a substantial portion of their information systems spending to resolving this upcoming year 2000 problem. This may result in spending being diverted from networking solutions over the next two years. The year 2000 issue could lower demand for the Company's products. This factor, while not quantified, could have a material adverse impact on the Company's financial results.

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

                            PART II - OTHER INFORMATION

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            The Annual Meeting of Stockholders was held on April 21, 1998 at the Holiday Inn Richardson Select in Richardson, Texas. The following is a brief description of each matter voted upon by stockholders, including number of votes cast for, against, or withheld with regard to each matter of nominee.

            (1) Election of five (5) directors to serve until the next Annual
                Meeting of Stockholders and until their respective successors are duly elected and qualified.

                                               FOR             WITHHELD
                                               ---             --------
                G. Ward Paxton              14,979,571         140,512
                Robert Anderson             14,979,121         140,962
                J. Fred Bucy                14,982,825         137,258
                T. Joe Head                 14,985,320         134,763
                Donald M. Johnston          14,986,070         134,013

           (2) Ratification and approval of selection by the Board of Directors of Ernst & Young LLP as independent auditors of the Registrant for the fiscal year ending December 31, 1998.

                                FOR           AGAINST          WITHHELD
                                ---           -------          --------
                             15,062,577       19,969           37,537

Item 5.   OTHER INFORMATION.

Stockholder Proposals

Stockholders may submit proposals on matters appropriate for stockholder action at subsequent annual meetings of the stockholders consistent with Rule 14a-8 promulgated under the Exchange Act. For such proposals to be considered for inclusion in the Proxy Statement and Proxy relating to the 1999 Annual Meeting of Stockholders, such proposals must be received by the Company not later than November 20, 1998. Such proposals should be directed to ODS Networks, Inc., 1101 East Arapaho Road, Richardson, Texas 75081, Attention:
Secretary (telephone: (972) 234-1467; telecopy: (972) 234-1467.

Pursuant to new amendments to Rule 14a-4(c) of the Securities Exchange Act of 1934, as amended, if a stockholder who intends to present a proposal at the 1999 annual meeting of stockholders does not notify the Company of such proposal on or prior to February 3, 1999, then management proxies would be allowed to use their discretionary voting authority to vote on the proposal when the proposal is raised at the annual meeting, even though there is no discussion of the proposal in the 1999 proxy statement.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (A.)  EXHIBITS.  The following exhibits are included herein:

                (10.13) First Amendment Agreement to Third Amended and Restated Revolving Credit Loan Agreement, dated April 30, 1998, between NationsBank of Texas, N.A. (formerly, NCNB Texas National Bank) and the Company.

                (10.14) Amendment to the ODS 401(K) Savings Plan, Effective May 29, 1998

                (27)       Financial Data Schedule

          (B.)  FORM 8-K.  On May 21, 1998, the Company filed a report on
                           Form 8-K (Item 2) to announce the acquisition of Essential Communications Corporation.

                                 S I G N A T U R E S




Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ODS NETWORKS, INC.
                                        (Company)



Date: August 14, 1998         BY: /s/ TIMOTHY W. KINNEAR
                                  --------------------------------------
                                      Timothy W. Kinnear
                                      Chief Financial Officer
                                      (Principal Financial Officer)



                              BY: /s/ KANDIS TATE THOMPSON
                                  --------------------------------------
                                  Kandis Tate Thompson
                                  Controller - Finance and Accounting
                                  (Principal Accounting Officer)

                                    EXHIBIT INDEX

    EXHIBIT
    -------
     10.13     First Amendment Agreement to Third Amended and Restated Revolving
               Credit Loan Agreement, dated April 30, 1998, between NationsBank of Texas, N.A. (formerly NCNB Texas National Bank) and the
               Company.

      10.14    Amendment to the ODS 401(K) Savings Plan, Effective May 29, 1998.

      27     Financial Data Schedule