Form 10-Q
period 1998-09-30
ODS NETWORKS INC
filed 1998-11-13
CIK 736012

===============================================================================

                                   UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      FORM 10-Q


  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1998

                                          OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______________to______________

                         Commission File Number   0-20191
                                                  -------

                                  *  *  *  *  *  *

                                  ODS NETWORKS, INC.
                                  ------------------
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

                                   *  *  *  *  *  *

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, on October 31, 1998 was 18,507,233.

===============================================================================

                         ODS NETWORKS, INC AND SUBSIDIARIES.

                                        INDEX

                           PART I - FINANCIAL INFORMATION

                                                                         PAGE
                                                                         ----
Item 1.  Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 1998
     and December 31, 1997 . . . . . . . . . . . . . . . . . . . . . .     3

Condensed Consolidated Statements of Operations for the three
     months ended September 30, 1998 and September 30, 1997. . . . . .     4

Condensed Consolidated Statements of Operations for the nine
     months ended September 30, 1998 and September 30, 1997. . . . . .     5

Condensed Consolidated Statements of Cash Flows for the nine
     months ended September 30, 1998 and September 30, 1997. . . . . .     6

Notes to Condensed Consolidated Financial Statements . . . . . . . . .     7

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition. . . . . . . . . . . . . .    10


                         PART II - OTHER INFORMATION

Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . .    20

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . .. . .   20

Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

                           PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                         ODS NETWORKS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except par value amounts)

                                                Sept. 30,    Dec. 31,
                                                  1998         1997
                                               -----------  ----------
                                               (Unaudited)
                                  ASSETS
Current Assets:
   Cash and cash equivalents                     $14,432      $17,911
   Short-term investments                          8,143       14,667
   Accounts receivable, net                        8,847        8,668
   Income taxes receivable                         1,412        3,159
   Inventories, net                               16,882       14,671
   Deferred tax assets                             2,860        1,721
   Other assets                                      960        1,221
                                                 -------      -------
Total current assets                              53,536       62,018

Property and equipment, net                       11,546       11,836
Long-term investments                              1,605        3,168
Intangibles, net                                   8,042           -
Equity investments                                 1,729           -
Other assets                                         157          156
                                                 -------      -------
TOTAL ASSETS                                     $76,615      $77,178
                                                 -------      -------
                                                 -------      -------


                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                              $ 5,289      $ 5,381
   Accrued expenses                                4,033        3,328
   Deferred revenue                                2,257        1,462
                                                 -------      -------
Total current liabilities                         11,579       10,171

Deferred tax liabilities                           1,549          628
Capital lease obligations                              5           -

Stockholders' Equity:
   Preferred stock, $.01 par value,
      Authorized shares - 5,000
      No shares issued and outstanding
   Common stock, $.01 par value,
      Authorized shares - 80,000
      Issued and outstanding shares - 18,507
      in 1998 and 16,486 in 1997                     185          165
   Additional paid-in capital                     29,504       19,488
   Retained earnings                              35,324       47,032
   Note receivable from shareholder               (1,260)          -
   Foreign currency translation adjustments         (271)        (306)
                                                 -------      -------
Total stockholders' equity                        63,482       66,379
                                                 -------      -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $76,615      $77,178
                                                 -------      -------
                                                 -------      -------

                               See accompanying notes.

                         ODS NETWORKS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share amounts)
                                   (Unaudited)

                                                       Three Months Ended
                                                   ------------------------
                                                   Sept. 30,      Sept. 30,
                                                     1998           1997
                                                   ---------      ---------
Net sales                                          $18,397         $26,231
Cost of sales                                       10,670          15,702
                                                   -------         -------
     Gross profit                                    7,727          10,529

Operating expenses:
     Sales and marketing                             7,514           7,845
     Research and development                        3,256           2,638
     In-process research and development             1,047             -
     General and administrative                      1,421           1,187
                                                   -------         -------
Operating loss                                      (5,511)         (1,141)

Interest income, net                                   322             446
                                                   -------         -------
Loss before income taxes                            (5,189)           (695)

Income tax benefit                                  (1,728)           (264)
                                                   -------         -------
Loss before equity in affiliate                     (3,461)           (431)

Equity in net loss of affiliate                        (64)            -
                                                   -------         -------
Net loss                                           $(3,525)        $  (431)
                                                   -------         -------
                                                   -------         -------
Basic and Diluted loss per share                   $ (0.21)        $  (.03)
                                                   -------         -------
                                                   -------         -------
Basic and Diluted weighted average
 common shares outstanding                          16,983          16,475
                                                   -------         -------
                                                   -------         -------

                               See accompanying notes.

                        ODS NETWORKS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share amounts)
                                   (Unaudited)

                                                       Nine Months Ended
                                                   -----------------------
                                                   Sept. 30,     Sept. 30,
                                                      1998          1997
                                                   ---------     ---------
Net sales                                          $ 61,825       $74,260
Cost of sales                                        35,257        42,943
                                                   --------       -------
     Gross profit                                    26,568        31,317

Operating expenses:
     Sales and marketing                             23,450        22,863
     Research and development                         8,855         8,291
     In-process research and development              6,347           -
     General and administrative                       4,075         3,707
                                                   --------       -------
Operating loss                                      (16,159)       (3,544)

Interest income, net                                  1,117         1,157
                                                   --------       -------
Loss before income taxes                            (15,042)       (2,387)

Income tax benefit                                   (3,470)         (907)
                                                   --------       -------
Loss before equity in affiliate                     (11,572)       (1,480)

Equity in net loss of affiliate                        (136)          -
                                                   --------       -------
Net loss                                           $(11,708)      $(1,480)
                                                   --------       -------
                                                   --------       -------
Basic and Diluted loss per share                   $  (0.70)      $ (0.09)
                                                   --------       -------
                                                   --------       -------
Basic and Diluted weighted average
 common shares outstanding                           16,746        16,420
                                                   --------       -------
                                                   --------       -------

                               See accompanying notes.

                         ODS NETWORKS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                    (Unaudited)

                                                        Nine Months Ended
                                                    -------------------------
                                                     Sept. 30,       Sept. 30,
                                                        1998           1997
                                                    ----------       --------
Operating Activities:
Net loss                                            ($ 11,708)      ($ 1,480)
Adjustments to reconcile net loss to
 net cash provided (used) by operating activities:
   In-process research and development                  6,347             -
   Depreciation                                         2,598          2,364
   Amortization                                           484             -
   Equity in net loss of affiliate                        136             -
   Deferred income taxes                               (1,558)        (2,107)
   Provision for doubtful accounts and returns            -               96
   Changes in operating assets and liabilities:
      Accounts receivable                                 680          1,359
      Inventories                                      (1,865)        10,048
      Other assets                                        174           (369)
      Accounts payable and accrued expenses              (406)         1,405
      Deferred revenue                                    241           (512)
      Income taxes                                      1,747            968
                                                    ---------       --------
 Net cash provided by (used in)
    operating activities                               (3,130)        11,772
                                                    ---------       --------
Investing Activities:
  Payments for corporate acquisition
     (net of cash acquired)                           (5,604)            -
  Equity Investment in Blue Ridge Networks            (1,250)            -
  Purchases of short-term investments                 (2,437)        (17,967)
  Maturities of short-term investments                12,124          15,911
  Purchases of long-term investments                  (1,606)         (4,656)
  Maturities of long-term investments                      6              16
  Purchases of property and equipment                 (1,830)         (2,782)
                                                    ---------       --------
Net cash used in investing activities                   (597)         (9,478)
                                                    ---------       --------
Financing Activities:
  Issuance of common stock and warrants                1,500             -
  Note receivable secured by company's
      common stock                                    (1,260)            -
  Repayment of Essential Communication Corp.
      line of credit                                    (400)            -
  Exercise of warrants and employee stock options        373             556
                                                    ---------       --------
Net cash provided by financing activities                213             556
                                                    ---------       --------
Effect of foreign currency translation
 adjustment on cash and cash equivalents                  35             (59)
                                                    ---------       --------
Net increase (decrease) in cash and cash
 equivalents                                          (3,479)          2,791
Cash and cash equivalents at beginning of
 period                                               17,911           6,565
                                                    ---------       --------
Cash and cash equivalents at end of period           $14,432        $  9,356
                                                    ---------       --------
Supplemental disclosure of income taxes paid        $    -          $    310
                                                    ---------       --------
                                                    ---------       --------
Supplemental schedule of non cash activities:
   Tax benefit of stock options exercised
     and sold                                       $    -          $     27
                                                    ---------       --------
                                                    ---------       --------

                               See accompanying notes.

                        ODS NETWORKS, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note A - Basis of Presentation


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The December 31, 1997 balance sheet was derived from audited financial statements, but does not include all the disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The results of operations for the nine month period ended
September 30, 1998 are not necessarily indicative of the results which may be achieved for the full fiscal year or for any future period. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

Computation of Net Loss Per Share

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 on December 31, 1997 and has restated all earnings per share (EPS) data presented. Under SFAS No. 128 the Company is required to report two separate earnings per share numbers, basic EPS and diluted EPS. Diluted EPS is essentially the same number the Company has previously reported as primary earnings per share and includes the dilutive impact of employee stock options and warrants.

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

Business Combination

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

Acquistion of Assets

On September 25, 1998 the Company completed an acquisition of certain assets from Science Applications International Corporation ("SAIC"), a privately-held company in San Diego, California. The Company acquired certain assets of the Computer Misuse and Detection System ("CMDS") Division of SAIC and certain other information security products under development. In exchange for the CMDS assets, the information security products under development and $1.5 million dollars in cash, ODS issued to SAIC 1.6 million shares of the Company's common stock and warrants to purchase 1,500,000 shares of its common stock. Two separate warrants each grant SAIC the right to purchase 750,000 shares of ODS common stock. The first warrant has an exercise price of $8.00 per share and a term of 18 months. The second warrant has an exercise price of $10.50 per share and a term of 24 months. ODS' acquisition has been accounted for as a purchase of software, in-process research and development and certain other assets. The transaction value of approximately $6.9 million less the $1.5 million cash received was allocated to the net assets acquired based on their estimated fair market value. Assets acquired included approximately $1.1 million of in-process research and development, $0.1 million of other intangible assets and approximately $4.2 million of purchased software to be amortized over five years on a straight-line basis. During the third quarter of 1998 the Company recognized a one-time charge of $0.7 million (net of taxes), or $0.04 per share, for write-off of the acquired in-process research and development. The acquisition of certain assets of SAIC does not meet the reporting requirements for pro forma financial information.

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

Note B - Inventories (In thousands)

Inventories consist of:

                                          Sept. 30,       Dec. 31,
                                             1998           1997
                                          --------        --------
     Raw materials                         $ 5,787        $ 4,077
     Work in process                           866          2,004
     Finished products                       7,689          6,593
     Demonstration systems                   2,540          1,997
                                           -------        -------
                                           $16,882        $14,671
                                           -------        -------
                                           -------        -------

Note C - Intangible Assets, Net (In thousands)

Intangible assets consist of:

                                          Sept. 30,       Dec. 31,
                                             1998           1997
                                          --------        --------
CMDS Purchased Software                    $ 4,186        $     -
CMDS Intangible Asset                          135              -
Essential Goodwill                           1,127              -
Essential Intangible Asset                   2,594              -
                                          --------        -------
                                           $ 8,042        $     -
                                          --------        -------
                                          --------        -------

Note D - Accrued Expenses (In thousands)

Included in accrued expenses are the following:

                                          Sept. 30,       Dec. 31,
                                             1998           1997
                                          --------        --------
      Accrued sales commissions           $   862         $   563
      Accrued property taxes                  431             689
      Accrued vacation expense                851             724
      Accrued warranty expense                475             475
      Other (individually less than
       5% of current liabilities)           1,414             877
                                          -------         -------
                                          $ 4,033         $ 3,328
                                          -------         -------
                                          -------         -------

Note E - Note Receivable from Shareholder

Note receivable from shareholder of $1.3 million at September 30, 1998 represents amounts loaned to an officer during the third quarter of 1998 secured by the Company's common stock. These amounts have been classified as contra-equity because in the event the officer fails to remit payment, the Company will receive shares of the Company's common stock. Subsequent to September 30, 1998 and through October 31, 1998, payments of approximately $71,000 were received.

Note F - Earnings per Share (In thousands, except per share amounts)

                                       Three Months Ended Sept. 30,   Nine Months Ended Sept. 30,
                                       ----------------------------   ---------------------------
                                            1998         1997             1998         1997
                                          -------       -------         --------     --------
Numerator:
Net loss                                  $(3,525)      $  (431)        $(11,708)    $ (1,480)
                                          -------       -------         --------     --------
Numerator for basic and diluted
   earnings per share                     $(3,525)      $  (431)        $(11,708)    $ (1,480)
Denominator:

Denominator for basic earnings
    per share - weighted average
    common shares outstanding              16,983        16,475           16,746       16,420
Effect of dilutive securities:
    Stock options and warrants                  0             0                0            0
                                          -------       -------         --------     --------
Denominator for diluted earnings
    per share - adjusted weighted
    average common shares out-
    standing                               16,983        16,475           16,746       16,420
                                          -------       -------         --------     --------
                                          -------       -------         --------     --------
Basic and Diluted loss per share         $ (0.21)      $  (.03)        $  (0.70)    $  (0.09)
                                          -------       -------         --------     --------
                                          -------       -------         --------     --------


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS, WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS CONCERNING: GROWTH AND FUTURE OPERATING RESULTS; DEVELOPMENTS IN THE COMPANY'S MARKETS AND STRATEGIC FOCUS; NEW PRODUCTS AND PRODUCT ENHANCEMENTS; POTENTIAL ACQUISITIONS AND THE INTEGRATION OF ACQUIRED BUSINESSES, PRODUCTS AND TECHNOLOGIES; STRATEGIC RELATIONSHIPS; AND FUTURE ECONOMIC, BUSINESS AND REGULATORY CONDITIONS. SUCH FORWARD-LOOKING STATEMENTS ARE GENERALLY ACCOMPANIED BY WORDS SUCH AS "PLAN," "ESTIMATE," "EXPECT," "BELIEVE," "SHOULD," "WOULD," "COULD," "ANTICIPATE," "MAY" OR OTHER WORDS THAT CONVEY UNCERTAINTY OF FUTURE EVENTS OR OUTCOMES. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE SECTION BELOW ENTITLED "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS" SETS FORTH AND INCORPORATES BY REFERENCE CERTAIN FACTORS THAT COULD CAUSE ACTUAL FUTURE RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM THESE STATEMENTS.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                   Three Months Ended Sept. 30,    Nine Months Ended Sept. 30,
                                   ----------------------------    ---------------------------
                                        1998         1997               1998         1997
                                       ------       ------             ------       -----
Net sales                              100.0%       100.0%             100.0%       100.0%
Cost of sales                           58.0         59.9               57.0         57.8
                                       -----        -----              -----        -----
Gross profit                            42.0         40.1               43.0         42.2
Sales and marketing expenses            40.9         29.9               37.9         30.8
Research and development expenses       17.7         10.0               14.3         11.2
In-process research and development      5.7          -                 10.3           -
General and administrative expenses      7.7          4.5                6.6          5.0
                                       -----        -----              -----        -----
Operating loss                         (30.0)        (4.3)             (26.1)        (4.8)
Interest income, net                     1.8          1.7                1.8          1.6
                                       -----        -----              -----        -----
Loss before income taxes               (28.2)        (2.6)             (24.3)        (3.2)
Income tax benefit                      (9.4)        (1.0)              (5.6)        (1.2)
                                       -----        -----              -----        -----
Loss before equity in
    affiliate                          (18.8)        (1.6)             (18.7)        (2.0)
Equity in net loss of affiliate         (0.4)          -                (0.2)         -
                                       -----        -----              -----        -----
Net loss                               (19.2)%       (1.6)%            (18.9)%       (2.0)%
                                       -----        -----              -----        -----
                                       -----        -----              -----        -----


Switching product sales                 55.3%        41.3%              49.8%        37.7%
Shared bandwidth hub sales              34.1         50.2               41.4         55.4
Other sales                             10.6          8.5                8.8          6.9
                                       -----        -----              -----        -----
Net sales                              100.0%       100.0%             100.0%       100.0%
                                       -----        -----              -----        -----
                                       -----        -----              -----        -----


Domestic sales                          86.0%        71.0%              80.2%        72.0
Export sales to:
  Europe                                 9.2          7.5               12.1          8.3
  Canada                                 2.7          3.7                3.2          3.6
  Asia                                   1.4         16.5                4.0         13.9
  Latin America                          0.7          1.3                 .5          2.2
                                       -----        -----              -----        -----
Net sales                              100.0%       100.0%             100.0%       100.0%
                                       -----        -----              -----        -----
                                       -----        -----              -----        -----


     NET SALES. Net sales for the quarter and nine months ended September 30, 1998 decreased to $18.4 million and $61.8 million, respectively, compared to $26.2 million and $74.3 million, respectively, for the same periods of 1997 as sales of the Company's new network switching and security products did not increase quickly enough to offset the decrease in sales of its prior generation shared bandwidth intelligent hubs.

     Export sales for the quarter and nine months ended September 30, 1998 decreased to $2.6 million and $12.2 million, respectively, compared to $7.6 million and $20.8 million, respectively, for the same periods of 1997 primarily due to adverse economic developments in Malaysia and South Korea.

     Direct net sales to various agencies of the U.S. Government were 14.8% and 16.1%, respectively, of net sales during the quarter and nine months ended September 30, 1998, compared to 14.0% and 12.5%, respectively, of net sales for the same periods of 1997. Sales to Electronic Data Systems Corporation ("EDS") were 8.2% and 7.4%, respectively, of net sales during the quarter and nine months ended September 30, 1998, compared to 17.1% and 15.4%, respectively, of net sales for the same periods of 1997. Sales to Sapura Holdings Sdn. Bhd. ("Sapura") were 0.1% and 2.2%, respectively, of net sales during the quarter and nine months ended September 30, 1998, compared to 12.3% and 9.6%, respectively, of net sales for the same periods of 1997.

     GROSS PROFIT. Gross profit decreased to $7.7 million or 42.0% of net sales for the third quarter of 1998 compared to $10.5 million or 40.1% of net sales for the third quarter of 1997. Gross profit decreased to $26.6 million or 43.0% of net sales for nine months ended September 30, 1998 compared to $31.3 million or 42.2% of net sales for the same period of 1997. Gross profit margins in future periods may be affected by several factors such as continued product transition, declining market demand for prior generation products, obsolescence or surplus of inventory, shifts in product mix, changes in channels of distribution, sales volume, fluctuation in manufacturing costs, pricing strategies of the Company and its competitors and fluctuations in sales of integrated third-party products. Gross profit margins are typically lower on sales of integrated third-party products.

     SALES AND MARKETING. Sales and marketing expenses decreased to $7.5 million or 40.9% of net sales for the third quarter of 1998 from $7.8 million or 29.9% of net sales for the third quarter of 1997. Sales and marketing expenses increased to $23.5 million or 37.9% of net sales for nine months ended September 30, 1998 compared to $22.9 million or 30.8% of net sales for the same period of 1997. Sales and marketing expenses may vary as a percentage of net sales in the future.

     RESEARCH AND DEVELOPMENT. Research and development expenses, excluding the one-time charge for in-process research and development, increased to $3.3 million or 17.7% of net sales for the third quarter of 1998 from $2.6 million or 10.0% of net sales for the third quarter of 1997. Research and development expenses, excluding the one-time charge for in-process research and development, increased to $8.9 million or 14.3% of net sales for nine months ended September 30, 1998 compared to $8.3 million or 11.2% of net sales for the same period of 1997. The third quarter ended September 30, 1998 was impacted by the hiring of certain CMDS research and development personnel in September 1998, and the nine months ended September 30, 1998 was impacted by the acquisition of Essential's engineering personnel in May of 1998. The Company expects to continue to invest in research and development activities in the future in order to broaden its family of network switching, management and security products.

     IN-PROCESS RESEARCH AND DEVELOPMENT. During the third quarter of 1998, the Company incurred a one-time charge associated with the acquisition of certain assets of SAIC of $1.1 million to expense the purchased in-process research and development that had not reached technological feasibility. For the nine months ended September 30, 1998, the Company incurred one-time charges associated with the acquisition of Essential and certain assets of SAIC of $6.4 million to expense the purchased in-process research and development that had not reached technological feasibility.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $1.4 million or 7.7% of net sales for the third quarter of 1998 from $1.2 million or 4.5% of net sales for the third quarter of 1997. General and administrative expenses increased to $4.1 million or 6.6% of net sales for nine months ended September 30, 1998 compared to $3.7 million or 5.0% of net sales for the same period of 1997. The increase in general and administrative expenses for the third quarter of 1998 was primarily due to the amortization of intangibles related to the acquisition of Essential on May 7, 1998. General and administrative expenses may vary as a percentage of net sales in the future.

     INTEREST. Net interest income were to $0.3 million and $1.2 million, respectively, for the quarter and nine months ended September 30, 1998 compared to $0.4 million and $1.2 million, respectively, for the same periods of 1997. Net interest income may vary in the future based on the Company's cash flow and rate of return on investments.

     INCOME TAXES. The Company's effective income tax rate was 33.3% and 23.0%, respectively, for the quarter and nine months ended September 30, 1998 compared to the 38.0% for the same periods of 1997. The effective tax rate represented by the Company's income tax benefit for the nine months ended September 30, 1998 of 23.0% would have been approximately 35.6% disregarding the expenses associated with the Company's write-off of $5.3 million of in-process research and development costs which were not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity at September 30, 1998 were $14.4 million of cash and cash equivalents, $8.1 million of short-term investments, $1.6 million of highly liquid investments with a stated maturity beyond one year. As of September 30, 1998, working capital was $42.0 million compared to $51.8 million as of December 31, 1997.

     Cash used in operations for the first nine months of 1998 were $3.1 million, primarily due to an increase in inventory and a net loss for the period partially offset by an increase in income taxes receivable. Future fluctuations in accounts receivable and inventory balances will be dependent upon several factors, including but not limited to quarterly sales, ability to collect accounts receivable timely, the Company's strategy as to building inventory in advance of receiving orders from customers, and the accuracy of the Company's forecasts of product demand and component requirements.

     Cash used in investing activities in the first nine months of 1998 was $0.6 million, primarily due to an equity investment in Blue Ridge Networks, Inc. of $1.25 million, cash used in the acquisition of Essential Communciation Corporation of $5.6 million and purchases of property and equipment of $1.8 million, partially offset by net maturities of investments of $8.1 million.

     Cash provided by financing activities in the first nine months of 1998 was $0.2 million, due to the $1.5 million cash received from the issuance of Common Stock and warrants in connection with the SAIC transaction and $0.4 million from the issuance of Common Stock relating to the exercise of certain employee stock options partially offset by the $1.2 million note receivable from shareholder and repayment of Essential's line of credit in the amount of $0.4 million.

     During the first nine months of 1998, the Company funded its operations solely through cash flows from operations.

     The Company intends to explore the possible acquisitions of businesses, products and technologies that are complementary to those of the Company.
The Company is continuing to identify and prioritize additional networking and security technologies which it may wish to develop, either internally or through the licensing or acquisition of products from third parties. While the Company engages from time to time in discussions with respect to potential acquisitions, there can be no assurances that any such acquisitions will be made or that the Company will be able to successfully integrate any acquired business. In order to finance such acquisitions, it may be necessary for the Company to raise additional funds through public or private financings. Any equity or debt financings, if available at all, may be on terms which are not favorable to the Company and, in the case of equity financings, may result in dilution to the Company's stockholders.

YEAR 2000 COMPLIANCE

     Many currently installed systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result computer systems and/or software used by many companies will need to be upgraded to comply with such "Year 2000" requirements.

     The Company believes that the purchasing patterns of customers and potential customers may be significantly affected by Year 2000 issues. Many companies are expending significant resources to correct, patch or replace their current software systems to achieve Year 2000 compliance. These expenditures may result in reduced funds available to purchase products such as those offered by the Company.

     The Company has reviewed its products offered to customers, and has determined that the versions currently offered to customers are Year 2000 compliant. Nonetheless, there can be no assurance that the Company's products, particularly when such products incorporate third-party products, contain all necessary date code changes necessary to ensure Year 2000 compliance. Although the Company has not experienced any Year 2000-related product liability claims or lawsuits to date, production of products that are not Year 2000 compliant may entail the risk of such claims and lawsuits. The Company's defense against any future lawsuits, regardless of their merit, could result in substantial expense to the Company as well as the diversion of management time and attention. In addition, Year 2000 product liability claims, regardless of the merit or eventual outcome of such claims, could affect the Company's business reputation and its ability to retain existing customers or attract new customers which, in turn, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's Year 2000 compliance program consists of the following phases: (i) identification and assessment of internal Year 2000 issues, (ii) correction of internal Year 2000 issues, and (iii) review of disclosures of major suppliers and vendor confirmations as to Year 2000 compliance. An inventory and analysis of internal management systems, information systems and equipment has been completed and the Company has determined that it will be necessary to upgrade portions of its software so that its computer systems will be Year 2000 compliant. These modifications and replacements are being and will continue to be made in conjunction with the Company's overall information systems initiatives, are 75% complete and are scheduled to be completed by March 31, 1999. In addition, the Company has begun contacting third-party vendors to ensure that any of their products that are incorporated into the Company's products or currently in use by the Company can adequately deal with the change in century. Areas being addressed include major third-party suppliers of components of the Company's products as well as full reviews of the Company's manufacturing equipment, telephone and voice mail systems, security systems and other office support systems. The Company has also initiated formal communications with significant suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. This review and confirmation process is approximately 75% complete and is scheduled to be completed by March 31, 1999. No information technology initiatives have been deferred by the Company as a result of its Year 2000 project.

     The Year 2000 project cost to the Company is estimated to be immaterial. Costs incurred and expected to be incurred consist primarily of the cost of

Company personnel involved in updating applications and operating systems and the costs of software updates and patches (many of which are provided free of charge from the vendors). Such immaterial expenses are being funded through operating cash flows. The Company has utilized the Company's internal technical personnel, and intends to continue to use such personnel, to address Year 2000 issues, rather than contract with third-party consultants.

     Based on available information, the Company does not believe any material exposure to significant business interruption exists as a result of Year 2000 compliance issues, or that the cost of remedial actions will have a material adverse effect on its business, financial condition or results of operations. Accordingly, and as Year 2000 project is on schedule to be completed by March 31, 1998, the Company has not formulated a most reasonably likely worse case scenario or adopted any formal contingency plan in the event its Year 2000 project is not completed in a timely manner.

     Significant uncertainty still exists as to the global implications of the Year 2000 issue. Costs of defending and resolving Year 2000-related disputes, reductions in product development programs by customers or the failure of the Company to adequately resolve internal Year 2000 compliance issues could result in a material adverse effect on the Company's business, operating results and financial condition.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Numerous factors may affect the Company's business and future results of operations. These factors include, but are not limited to, frequent product introductions and rapid technological changes; competition and market acceptance of the Company's products; acquisitions within the industries the Company competes; acquisitions by the Company and the ability to integrate such acquisitions; frequent product transitions; the availability of components used in the Company's manufacturing processes; alliances with third-parties; dependence on key customers; risks and uncertainties related to international operations and currency fluctuations; dependence on proprietary technology; Year 2000 compliance issues; industry trends and developments; and general economic conditions. The discussion below addresses some of these factors. For a more thorough discussion of these and other factors that may affect the Company's business and future results, see the discussion under the caption "Item 1 - Business" of the Company's Report on Form 10-K for the fiscal year ended December 31, 1997.

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

COMPETITION AND MARKET ACCEPTANCE. The market for network intelligent hubs, switches, management and security products is intensely competitive and subject to frequent product introductions with improved price/performance characteristics. Even if the Company does introduce advanced products which meet evolving customer requirements in a timely manner, there can be no assurance that the new Company products will gain market acceptance. Many networking companies, including Cisco Systems, Inc. ("Cisco"), Cabletron Systems, Inc. ("Cabletron"), Nortel Networks ("Nortel"), FORE Systems, Xylan Corporation ("Xylan") and others, have substantially greater financial, technical, sales and marketing resources, better name recognition and a larger customer base than the Company. Many of the Company's large competitors offer customers a broader product line which provides a more comprehensive networking solution than the Company currently offers. The Company anticipates increased competition from large telecommunication equipment vendors which are expanding their capabilities in the data networking market. For example, Lucent Technologies and Nortel have acquired several networking companies to enhance their capabilities in data networking. Further the Company anticipates increased competition from private "start-up" companies that have developed or are developing advanced network switching and security products. Increased competition in the networking industry could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

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


     ACQUISITIONS. Cisco, Cabletron, FORE Systems, Lucent Technologies, Nortel and other competitors have recently acquired several networking and security companies with complementary technologies, and the Company anticipates that such acquisitions will continue in the future. These acquisitions may permit such competitors to accelerate the development and commercialization of broader product lines and more comprehensive networking solutions than the Company currently offers. In the past, the Company has relied upon a combination of internal product development and partnerships with other networking vendors to provide competitive networking solutions to customers. Certain of the recent and future acquisitions by the Company's competitors may have the effect of limiting the Company's access to commercially significant technologies. Further, the business combinations and acquisitions in the networking and security industry are creating companies with larger market shares, customer bases, sales forces, product offerings and technology and marketing expertise. There can be no assurance that the Company will be able to compete successfully in such an environment.

     In March 1998, the Company invested $1.25 million in Blue Ridge Networks, Inc. a private corporation which provides secure remote access products for local and wide area virtual private networks. On May 7, 1998, the Company acquired Essential Communication Corporation, a privately-held
company based in Albuquerque, New Mexico.   Essential designs and
manufactures high-speed computer network equipment. In September 1998, the Company completed an acquisition of certain assets from Science Applications International Corporation ("SAIC"), a privately-held company in San Diego, California. The Company acquired certain assets of the Computer Misuse and Detection System ("CMDS") Division of SAIC and certain other information security products under development. The Company may, in the future, acquire or invest in additional companies, business units, product lines, or technologies to accelerate the development of products and sales channels complementary to the Company's existing products and sales channels. Acquisitions involve numerous risks, including difficulties in assimilation of operations, technologies, and products of the acquired companies; risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions; the potential loss of key employees of the acquired company; and the diversion of management's attention from normal daily operation of the Company's business. There can be no assurance that any potential acquisition or investment will be consummated or that such acquisition or investment will be realized.

PRODUCT TRANSITIONS. Once current networking products have been in the market place for a period of time and begin to be replaced by higher performance products (whether of the Company's or a competitor's design), the Company expects the net sales of such networking products to decrease. In order to achieve revenue growth in the future, the Company will be required to design, develop and successfully commercialize higher performance products in a timely manner. For example, the market for shared bandwidth intelligent hubs, sales of which represented the majority of the Company's net sales over the past several years, decreased in the first nine months of 1998 compared to the same period of 1997 and may continue to decrease as switching products with enhanced price/performance characteristics gain market acceptance.
There can be no assurance that the Company will be able to introduce new products and gain market acceptance quickly enough to avoid adverse revenue transition patterns during current or future product transitions.


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

DEPENDENCE ON KEY CUSTOMERS.   A relatively small number of customers have
accounted for a significant portion of the Company's revenue. U.S. Government agencies and strategic network integrators are expected to continue to account for a substantial portion of the Company's net revenue. The Company continuously faces competition from Cisco, Cabletron, Nortel, FORE Systems, Xylan and others for U.S. Government networking projects and corporate networking installations. Any reduction or delay in sales of the Company's products to these customers could have a material adverse effect on the Company's operating results.

INTERNATIONAL OPERATIONS. Export sales accounted for approximately 14.0% of the Company's revenue in the third quarter of 1998. The Company expects that export sales will represent a significant portion of its business in the future. The Company's international operations may be affected by changes in demand resulting from fluctuations in currency exchange rates and local purchasing practices, including seasonal fluctuations in demand, as well as by risks such as increases in duty rates, difficulties in distribution and other constraints upon international trade. For example, the fluctuations in currency exchange rates and adverse economic developments in Malaysia, South Korea and certain other countries adversely affected demand for the Company's products in those countries in the fourth quarter of 1997 and the nine months of 1998. These conditions may continue to adversely affect demand for the Company's products in those countries throughout 1998. Additionally, while the Company's current products are designed to meet relevant regulatory requirements of the foreign markets in which they are sold, any inability to obtain any required foreign regulatory approvals on a timely basis could have a material adverse effect on the Company's operating results.

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

IMPACT OF YEAR 2000. The Company's Year 2000 project is estimated to be completed not later than March 31, 1999, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

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

                         PART II - OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES.

In the third quarter of 1998, the Company issued 1.6 million shares of its common stock to Science Applications International Corporation ("SAIC") in connection with the acquisition by the Company of certain assets of SAIC. In addition, the Company issued to SAIC (i) a warrant to purchase up to 750,000 shares of the Company's common stock at an exercise price of $8.00 per share, exercisable at any time on or before March 25, 2000, and (ii) a warrant to purchase up to 750,000 shares of the Company's common stock at an exercise price of $10.50 per share, exercisable at any time on or before September 25, 2000. These issuances were deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Section 4(2) thereof. In addition, SAIC represented its intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate restrictive transfer legends were affixed to the certificates issued in such transaction.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (A.)  EXHIBITS.  The following exhibits are included herein:

                (27)     Financial Data Schedule

          (B.) REPORTS ON FORM 8-K.     On October 13, 1998, the Company filed a
                                        Current Report on Form 8-K (Item 5) in
                                        order to report the acquisition of
                                        certain assets from Science Applications
                                        International Corporation during the
                                        quarter ended September 30, 1998.

                              S I G N A T U R E S




Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    ODS NETWORKS, INC.
                                        (Company)



Date: November 13, 1998         By: /s/ Timothy W. Kinnear
                                   --------------------------
                                    Timothy W. Kinnear
                                  Chief Operating Officer and
                                    Chief Financial Officer
                                (Principal Financial Officer)



 Date: November 13, 1998        By: /s/ Kandis Tate Thompson
                                   --------------------------
                                     Kandis Tate Thompson
                              Controller - Finance and Accounting
                                (Principal Accounting Officer)

                                EXHIBIT INDEX

EXHIBIT
-------
     27     Financial Data Schedule