Form 10-Q/A
period 1998-06-30
ODS NETWORKS INC
filed 1999-03-30
CIK 736012

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A


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

                                 Not Applicable
                   ------------------------------------------
                   (Former name, if changed since last report)

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               ODS NETWORKS, INC.
                               ------------------

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

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                       ODS NETWORKS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except par value amounts)


                                                 June 30,    Dec. 31,
                                                  1998        1997
                                               ----------  -----------
                                               (Unaudited)
                                               As Restated
                                ASSETS
Current Assets:
   Cash and cash equivalents                     $12,343      $17,911
   Short-term investments                          8,960       14,667
   Accounts receivable (net)                      14,876        8,668
   Income taxes receivable                           527        3,159
   Inventories                                    16,217       14,671
   Deferred tax assets                             2,524        1,721
   Other assets                                    1,181        1,221
                                                 -------      -------
Total current assets                              56,628       62,018

Property and equipment (net)                      11,912       11,836
Long-term investments                              2,756        3,168
Intangibles, net                                   7,173           -
Equity investments                                 1,835           -
Other assets                                         164          156
                                                 -------      -------
TOTAL ASSETS                                     $80,468      $77,178
                                                 =======      =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                              $ 7,875      $ 5,381
   Accrued expenses                                3,896        3,328
   Deferred revenue                                1,990        1,462
                                                  ------       ------
Total current liabilities                         13,761       10,171

Deferred tax liabilities                           2,282          628
Capital lease obligations                             12           -

Stockholders' Equity:
   Preferred stock, $.01 par value,
      Authorized shares - 5,000
      No shares issued and outstanding
   Common stock, $.01 par value,
      Authorized shares - 80,000
      Issued and outstanding shares - 16,887
      in 1998 and 16,486 in 1997                     169          165
   Additional paid-in capital                     22,698       19,488
   Retained earnings                              41,849       47,032
   Foreign currency translation adjustments         (303)        (306)
                                                 -------      -------
Total stockholders' equity                        64,413       66,379
                                                 -------      -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $80,468      $77,178
                                                 -------      -------
                                                 -------      -------

                             See accompanying notes.

                       ODS NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                   Three Months Ended
                                                ---------------------------
                                                  June 30,       June 30,
                                                    1998           1997
                                                -----------    ------------
                                                 As Restated
Net sales                                          $25,215        $27,868
Cost of sales                                       14,389         16,076
                                                   -------        -------

     Gross profit                                   10,826         11,792

Operating expenses:
     Sales and marketing                             8,134          7,877
     Research and development                        2,932          2,823
     In-process research and development             2,300            -
     General and administrative                      1,491          1,258
                                                   -------        -------
Operating loss                                     (4,031)          (166)

Interest income, net                                   356            374
                                                   -------        -------

Income (loss) before income taxes                   (3,675)           208

Income tax (benefit) provision                        (538)            79
                                                   --------       -------

Income (loss) before equity in affiliate            (3,137)           129

Equity in net income (loss) of affiliate               (72)            -
                                                   --------       --------

Net income (loss)                                  $(3,209)       $   129
                                                   -------        -------
                                                   -------        -------

Basic and Diluted income (loss) per share          $ (0.19)       $   .01
                                                   -------        -------
                                                   -------        -------

Weighted average common shares outstanding          16,739         16,423
                                                   -------        -------
                                                   -------        -------

Weighted averages shares outstanding assuming
   dilution                                         16,739         16,753
                                                   -------        -------
                                                   -------        -------



                             See accompanying notes.

                       ODS NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                     Six Months Ended
                                                ---------------------------
                                                   June 30,       June 30,
                                                    1998           1997
                                                -----------    ------------
                                                As Restated
Net sales                                          $43,428        $48,029
Cost of sales                                       24,587         27,241
                                                   -------        -------

     Gross profit                                   18,841         20,788

Operating expenses:
     Sales and marketing                            15,936         15,018
     Research and development                        5,599          5,653
     In-process research and development             2,300            --
     General and administrative                      2,654          2,520
                                                   -------        -------

Operating loss                                      (7,648)        (2,403)

Interest income, net                                   795            711
                                                   -------        -------

Loss before income taxes                            (6,853)        (1,692)

Income tax (benefit) provision                      (1,742)          (643)
                                                   --------       --------

Loss before equity in affiliate                     (5,111)        (1,049)

Equity in net income (loss) of affiliate               (72)            --
                                                   --------       --------

Net loss                                           $(5,183)       $(1,049)
                                                   --------       --------
                                                   --------       --------

Basic and Diluted loss per share                   $ (0.31)       $ (0.06)
                                                   --------       --------
                                                   --------       --------

Weighted average common shares outstanding          16,625         16,392
                                                   --------       --------
                                                   --------       --------

Weighted averages shares outstanding assuming
   dilution                                         16,625         16,392
                                                   --------       --------
                                                   --------       --------



                             See accompanying notes.

                       ODS NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                        Six Months Ended
                                                   --------------------------
                                                     June 30,       June 30,
                                                      1998           1997
                                                   -----------   ------------
Operating Activities:                             As Restated
Net loss                                             ($ 5,183)   ($ 1,049)
Adjustments to reconcile net income (loss) to
 net cash provided (used) by operating activities:
   In-process research and development                  2,300        --
   Depreciation                                         1,692       1,530
   Amortization                                           182        --
   Equity in net loss of affiliate                         72        --
   Deferred income taxes                                 (680)     (1,265)
   Provision for doubtful accounts and returns           --            35
   Changes in operating assets and liabilities:
      Accounts receivable                              (5,349)      2,571
      Inventories                                      (1,200)      6,631
      Other assets                                          9         (39)
      Accounts payable and accrued expenses             2,170        (403)
      Deferred revenue                                    (12)       (337)
      Income taxes                                      2,632         460
                                                     --------    --------

Net cash provided by (used in)
    operating activities                               (3,367)      8,134
                                                     --------    --------
Investing Activities:
  Payments for corporate acquisition
     (net of cash acquired)                            (5,604)       --
  Equity Investment in Blue Ridge Networks             (1,250)       --
  Purchases of short-term investments                  (2,437)    (10,849)
  Maturities of short-term investments                  9,151      10,932
  Purchases of long-term investments                     (600)     (2,495)
  Maturities of long-term investments                       5          13
  Purchases of property and equipment                  (1,340)     (1,943)
                                                     --------    --------
Net cash used in investing activities                  (2,075)     (4,342)
                                                     --------    --------

Financing Activities:
  Repayment of Essential Communication Corp.
      line of credit                                     (400)       --
  Exercise of warrants and employee stock options         271         465
                                                     --------    --------
Net cash provided by (used in) financing
  activities                                             (129)        465
                                                     --------    --------

Effect of foreign currency translation
 adjustment on cash and cash equivalents                    3          (8)
                                                     --------    --------

Net increase (decrease) in cash and cash
 equivalents                                           (5,568)      4,249

Cash and cash equivalents at beginning of
 period                                                17,911       6,565
                                                     --------    --------
Cash and cash equivalents at end of period           $ 12,343    $ 10,814
                                                     --------    --------
                                                     --------    --------


Supplemental disclosure of income taxes paid         $   --      $    239
                                                     --------    --------
                                                     --------    --------

Supplemental schedule of non cash activities:
   Tax benefit of stock options exercised
     and sold                                        $   --      $     27
                                                     --------    --------
                                                     --------    --------

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

Business Combinations/Restatement

On May 7, 1998, the Company acquired Essential Communication Corporation ("Essential"), a privately-held company based in Albuquerque, New Mexico. Essential designs and manufactures high-speed computer network equipment. The Company exchanged a combination of $5.8 million of cash and approximately 305,000 shares of the Company's common stock for all outstanding shares of Essential capital stock, and the Company issued 104,000 stock options in exchange for all unexpired and unexercised options to acquire Essential capital stock. In the second quarter of 1998 in connection with the acquisition, the Company recognized a one-time charge of $2.3 million, or $0.14 per share, for the write-off of acquired in-process research and development as restated for adjustment to the initial Essential acquisition purchase price allocation wherein originally $5.3 million was allocated to in-process research and development and was subsequently reduced by $3.0 million. The Company adjusted the amount originally allocated to acquired in-process research and development to reflect the new methodology set forth in the September 1998 letter from the SEC staff to the American Institute of Certified Public Accountants. Essential's operations have been included in the Company's condensed consolidated financial statements since May 7, 1998, and the acquisition was accounted for using the purchase method of accounting. The total purchase price of $9.0 million was allocated to the net assets acquired based on their estimated fair market value, which included approximately $7.1 million of intangible assets to be amortized over five years on a straight-line basis; and approximately $2.3 million of in-process research and development. The in-process research and development was expensed at the date of the acquisition. Pro forma financial information has not been presented. The acquisition of Essential does not meet the reporting requirements for a significant subsidiary.

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

Note B - Inventories (in Thousands)

Inventories consist of:

                                          June 30,       Dec. 31,
                                           1998           1997
                                         --------       ---------
   Raw materials                         $ 5,846        $ 4,077
   Work in process                         1,884          2,004
   Finished products                       6,007          6,593
   Demonstration systems                   2,480          1,997
                                         -------        --------
                                         $16,217        $14,671
                                         -------        --------
                                         -------        --------


Note C - Accrued Expenses (in Thousands)

Included in accrued expenses are the following:

                                          June 30,       Dec. 31,
                                           1998           1997
                                       ------------   ------------
      Accrued sales commissions          $  897          $  563
      Accrued property taxes                365             689
      Accrued vacation expense              881             724
      Accrued warranty expense              475             475
      Other (individually less than
       5% of current liabilities)         1,278             877
                                         ------          ------
                                         $3,896          $3,328
                                         =======        =======

Note D - Earnings per Share (in Thousands, except per share amounts)


                            Three Months Ended June 30,  Six Months Ended June 30,
                            ---------------------------  -------------------------
                                      1998         1997           1998         1997
                                    -------      -------         ------       -----
Numerator:
Net income (loss)                    $(3,209)    $   129         $(5,183)     $ (1,049)
                                     -------     -------         -------      --------
Numerator for basic and diluted
   earnings per share                $(3,209)    $   129         $(5,183)     $ (1,049)
Denominator:

Denominator for basic earnings
    per share - weighted average
    common shares outstanding         16,739      16,423          16,625        16,392
Effect of dilutive securities:
    Stock options and warrants             0         330               0             0
Denominator for diluted earnings
    per share - adjusted weighted
    average common shares out-
    standing                          16,739      16,753          16,625        16,392
                                     -------     -------         -------      --------
                                     -------     -------         -------      --------

Basic income (loss) per share        $ (0.19)    $   .01         $ (0.31)     $  (0.06)
                                     -------     -------         -------      --------
                                     -------     -------         -------      --------

Diluted income (loss) per share .    $ (0.19)    $   .01         $ (0.31)     $  (0.06)
                                     -------     -------         -------      --------
                                     -------     -------         -------      --------

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


This amended quarterly report, other than historical information, may include forward-looking statements with respect to financial results, product introductions, market demand, industry trends, sufficiency of cash resources and certain other matters. These statements are made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those discussed elsewhere in this filing, as well as those discussed under the heading "Factors That May Affect Future Results of Operations" and elsewhere in the Company's Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                Three Months Ended June 30,  Six Months Ended June 30,
                                ---------------------------  -------------------------
                                        1998         1997           1998         1997
                                        ----         ----           ----         ----
                                     As Restated                 As Restated
Net sales                               100.0%      100.0%           100.0%    100.0%
Cost of sales                            57.1        57.7             56.6      56.7
                                        -----       -----            -----     -----
Gross profit                             42.9        42.3             43.4      43.3
Sales and marketing expenses             32.2        28.3             36.7      31.3
Research and development expenses        11.5        10.1             12.9      11.8
In-process research and development       9.1         --               5.3       --
General and administrative expenses       5.9         4.5              6.1       5.2
                                        -----       -----            -----     -----
Operating income (loss)                 (15.8)       (0.6)           (17.6)     (5.0)
Interest income, net                      1.4         1.3              1.8       1.5
                                        -----       -----            -----     -----
Income (loss) before income taxes       (14.4)        0.7            (15.8)     (3.5)
Income tax (benefit) provision           (2.1)        0.3             (4.0)     (1.3)
                                        -----       -----            -----     -----
Income (loss) before equity in
    affiliate                           (12.3)        0.4            (11.8)     (2.2)
                                        -----       -----            -----     -----
Equity in net income (loss) of
    affiliate                            (0.3)         --             (0.1)       --
                                        -----       -----            -----     -----
Net income (loss)                       (12.6)%       0.4%           (11.9)%    (2.2)%
                                        -----       -----            -----     -----
                                        -----       -----            -----     -----

Switching product sales                  52.1%       42.3%            47.5%     35.7%
Shared bandwidth hub sales               40.7        52.3             44.5      58.3
Other sales                               7.2         5.4              8.0       6.0
                                        -----       -----            -----     -----
Net sales                               100.0%      100.0%           100.0%    100.0%
                                        -----       -----            -----     -----
                                        -----       -----            -----     -----

Domestic sales                           75.8%       68.3%            77.7%     72.5
Export sales to:
  Europe                                 14.1         7.7             13.3       8.7
  Canada                                  2.7         2.3              3.5       3.6
  Asia                                    7.2        18.6              5.1      12.5
  Latin America                            .2         3.1               .4       2.7
                                        -----       -----            -----     -----
Net sales                               100.0%      100.0%           100.0%    100.0%
                                        -----       -----            -----     -----
                                        -----       -----            -----     -----

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

         IN-PROCESS RESEARCH AND DEVELOPMENT. During the second quarter of 1998, the Company incurred a one-time charge associated with the acquisition of Essential of $2.3 million to write-off acquired in-process research and development that had not reached technological feasibility, as restated for adjustment to the initial Essential acquisition purchase price allocation wherein originally $5.3 million was allocated to in-process research and development and was subsequently reduced by $3.0 million. The Company adjusted the amount originally allocated to acquired in-process research and development to reflect the new methodology set forth in the September 1998 letter from the SEC staff to the American Institute of Certified Public Accountants.


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

         During the first six months of 1998, the Company funded its operations solely through cash flows from operations. The Company has a bank line of credit agreement with $15.0 million of maximum available borrowings. Borrowings under this line are secured by the Company's accounts receivable and inventory and are subject to certain limitations and conditions, including the maintenance of certain financial ratios and minimum net tangible worth amounts. Borrowings on this line accrue interest at prime with interest due monthly and principal due April 12, 1999. As of June 30, 1998, the Company had no borrowings outstanding under its bank credit facility and had $15.0 million available for allowable borrowings at an applicable interest rate of 8.5% per annum.

         The Company intends to seek acquisitions of businesses, products and technologies that are complementary to those of the Company. The Company is continuing to identify and prioritize additional networking and security technologies which it may wish to develop, either internally or through the licensing or acquisition of products from third parties. While the Company engages from time to time in discussions with respect to potential acquisitions, there can be no assurances that any such acquisitions will be made or that the Company will be able to successfully integrate any acquired business. In order to finance such acquisitions, it may be necessary for the Company to raise additional funds through public or private financings. Any equity or debt financings, if available at all, may be on terms which are not favorable to the Company and , in the case of equity financings, may result in dilution to the Company's stockholders.


FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

As noted above, this report, includes the foregoing discussions and includes forward-looking statements that involve risks and uncertainties. The factors discussed elsewhere in this amended quarterly report and those discussed in the Company's annual report on Form 10-K and other filings with the Securities and Exchange Commission, identify factors which could affect the Company's actual results and cause actual results to differ materially from those in the forward-looking statements.

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

                                          FOR            WITHHELD
                                       ----------        --------
           G. Ward Paxton              14,979,571         140,512
           Robert Anderson             14,979,121         140,962
           J. Fred Bucy                14,982,825         137,258
           T. Joe Head                 14,985,320         134,763
           Donald M. Johnston          14,986,070         134,013

           (2) Ratification and approval of selection by the Board of Directors of Ernst & Young LLP as independent auditors of the Registrant for the fiscal year ending December 31, 1998.

                               FOR            AGAINST          WITHHELD
                             ----------       -------          --------
                             15,062,577       19,969           37,537

Item 5.     OTHER INFORMATION.

            Stockholder Proposals

Stockholders may submit proposals on matters appropriate for stockholder action at subsequent annual meetings of the stockholders consistent with Rule 14a-8 promulgated under the Exchange Act. For such proposals to be considered for inclusion in the Proxy Statement and Proxy relating to the 1999 Annual Meeting of Stockholders, such proposals must be received by the Company not later than November 21, 1998. Such proposals should be directed to ODS Networks, Inc., 1101 East Arapaho Road, Richardson, Texas 75081, Attention: Secretary (telephone:
(972) 234-6400; telecopy: (972) 234-1467.

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

                      (10.14) Amendment to the ODS 401(K) Savings Plan, Effective May 29, 1998

                      (27)     Financial Data Schedule

                (B.)  Form 8-K.  On May 21,  1998,  the  Company  filed a
                                 report  on Form 8-K to nnounce the
                                 acquisition of Essential Communications
                                 Corporation.

                               S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ODS NETWORKS, INC.
                                        (Company)



Date: March 29, 1999         By:   /s/ Timothy W. Kinnnear
                             -----------------------------------
                                  Timothy W. Kinnear
                                Chief Financial Officer
                              (Principal Financial Officer and
                               Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT

      10.13* First Amendment Agreement to Third Amended and Restated
             Revolving Credit Loan Agreement, dated April 30, 1998, between NationsBank of Texas, N.A. (formerly NCNB Texas National Bank) and the Company.

      10.14* Amendment to the ODS 401(K) Savings Plan, Effective May 29, 1998.

        27** Financial Data Schedule
        -----------------
         * Filed as an Exhibit in the Registrant's Quarterly Report on Form 10Q, dated August 14, 1998 (File No. 0-20191), which
            Exhibit is incorporated herein by reference.

        **  Filed herewith