Form 10-K405
period 1998-12-31
ODS NETWORKS INC
filed 1999-03-31
CIK 736012

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of March 2, 1999, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $44,147,128 (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of Registrant's Common Stock). As of March 2, 1999, 18,535,528 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive Proxy Statement filed in connection with the Registrant's 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

    In addition to the historical information contained herein, the discussion in this Form 10-K contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements concerning: growth and future operating results, developments in the Company's markets and strategic focus; new products and product enhancements; potential acquisitions and the integration of acquired businesses, products and technologies, strategic relationships and future economic and business conditions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Form 10-K. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the section captioned "Factors That May Affect Future Results of Operations" in Item 1 of this Form 10-K as well as those cautionary statements and other factors set forth elsewhere herein.

GENERAL

    ODS Networks, Inc. ("ODS", the "Company" or the "Registrant") develops, markets and supports switches, network management and security software and related products that securely link computer networks. The Company's products enable customers to connect computers and supercomputers to form clusters, workgroups and local area networks ("LANs"), to build backbones for enterprise-wide networks, and to create networks that are protected from access, theft and damage by unauthorized network users and protected from misuse by curious or disgruntled employees, contractors and other authorized users.

    The Company markets and distributes its products primarily through a direct sales force to end-users and by numerous domestic and international system integrators, service providers and value-added resellers. The Company's end-user customers include manufacturing, telecommunications, retail, transportation, health care, insurance, entertainment, utilities and energy companies; government agencies; financial institutions; and academic institutions.

    The Company was organized in Texas in September 1983 and reincorporated in Delaware in October 1995. The Company changed its name in April 1997 from Optical Data Systems, Inc. to ODS Networks, Inc. The Company's principal executive offices are located at 1101 E. Arapaho Road, Richardson, Texas 75081, and its telephone number is (972) 234-6400.

INDUSTRY BACKGROUND

    The power of personal computers ("PCs"), workstations and network servers has increased dramatically during the past decade. The rapid proliferation of these devices has created a demand for an effective method to enable users to communicate with each other to access common databases, software and peripheral devices. The LAN industry evolved to provide a means by which computers and related devices ("nodes") located within a limited geographical area, such as a single office building or a campus, can be interconnected by means of a common cabling system to permit communication and the sharing of data and resources. These LANs can then be interconnected into wide area networks ("WANs") that enable all of the client and server devices in an enterprise to communicate with each other.

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

    In addition, high-end workstations, servers and supercomputers are increasingly being networked to form solutions for manipulating 3D models for computer-aided design, calculating complex formulas for chemistry and geographic information systems applications, video editing, animation rendering, technical publishing, World Wide Web and intranet authoring and serving, and software development. The Company's acquisition of Essential Communication Corporation in May of 1998 established ODS as a leader in providing high performance networking switches and network interface cards ("NICs") to create clusters and workgroups of such high-end workstations, servers and supercomputers.

    The migration of data from tightly controlled mainframe computers onto LANs, workstations and personal computers and connectivity of an organization's network to the Internet have created security issues. In the past, an organization could rely on tight mainframe access controls to restrict access to sensitive data. However, many networks now contain proprietary, intellectual property and other sensitive data being carried by insecure network protocols. Today, firewalls represent the most common form of network security, forming barriers to entry into an organization's network. However, the hacker community has developed innovative techniques for circumventing firewalls. Furthermore, firewalls do not adequately address the security issues related to disgruntled employees or those who would commit corporate espionage. Thus, a need has evolved for the implementation of comprehensive monitoring of installed networks and real-time response to security violations. The Company's acquisition of certain products and technologies, including the Computer Misuse Detection System ("CMDS") product line from Science Applications International Corporation ("SAIC") in September of 1998 significantly enhanced ODS' ability to create trusted networks that are protected from access, theft and damage by unauthorized network users and protected from misuse by curious or disgruntled employees, contractors and other authorized users.

ODS PRODUCTS

    NETWORK SECURITY SOFTWARE. ODS' CMDS software permits information security administrators to monitor an organization's network for suspicious events, unauthorized activity and misuse of the computer network. CMDS profiles user behavior and usage patterns across multiple statistical categories. Variations from a usage pattern can indicate a variety of potential computer misuses and intrusions. Using a graphical user interface, a security administrator can define rules and desired reactions to unauthorized events on an organization's network. CMDS analyzes audit log files from UNIX-Registered Trademark-, Windows NT-Registered Trademark- and numerous other sources of audit log data. CMDS monitors for overt intrusion signatures such as failed login attempts, attempted root access, system configuration modifications, unauthorized software installations and attempts to subvert security systems. CMDS can alert the security administrator of deviations from defined rules, intrusion signatures and deviations from normal, authorized computer user behavior.

    ODS' PROTOCOP is a network investigative software tool which offers a proactive model for analyzing, filtering and viewing network management data. ProtoCop monitors for physical or logical changes to a network infrastructure, unusual TCP/IP port activity and workstation misconfigurations, modem back doors, over-utilized segments and servers, and suspicious network conversations. With ProtoCop, network managers and security administrators can better plan and secure their network from outside invaders, internal configuration and performance problems and track against performance-based service level agreements.

    NETWORK SECURITY APPLIANCES. ODS' SECURECOM product family is designed to provide comprehensive security solutions through network security appliances that are easy to implement and manage. ODS believes that its integrated approach to networks and security products provides a more comprehensive security solution than the single product offerings marketed by many of its competitors. The SecureCom products are modular solutions offering simultaneous connections to multiple network segments, integrated firewalls, network based and host based intrusion detection systems (including ProtoCop), ODS' CMDS computer misuse detection system, ODS' CRYPTOWATCH virtual private network systems for authenticated, encrypted transmission of information, and other security applications.

    HIGH PERFORMANCE NETWORK SWITCHES AND NICS. ODS' ESSENTIAL switches and NICs enable high performance computing systems to be implemented using high-end workstations, servers and supercomputers from market leaders including Compaq, Hewlett Packard, Silicon Graphics and Sun Microsystems. The Essential Gigabyte System Network ("GSN") and High Performance Parallel Interface ("HIPPI") switches and NICs are based on industry standards and provide industry leading performance of up to 10 gigabits per second per port data streams and an aggregate bandwidth of up to 512 gigabits per second. The Essential switches and NICs enable the creation of high performance solutions for manipulating 3D models for computer-aided design, calculating complex formulas for chemistry and geographic information systems applications, video editing, animation rendering, technical publishing, World Wide Web and intranet authoring and serving, and software development.

    ODS' LANBLAZER 7000 gigabit Ethernet and Fast Ethernet switches are designed for high bandwidth server farms, corporate backbone switching and high-end applications at the individual user level. The LANBlazer 7000 includes a modular 7-slot chassis that supports over 45 gigabits per second of bandwidth and connects up to 24 separate Gigabit Ethernet ports or up to 120 Fast Ethernet ports. One implementation of the LANBlazer 7000 is as a backbone network for users of ODS' InfiniteSwitches, high density Ethernet switches. Additional features of the LANBlazer include high-speed Layer 3 switching, VLAN management and flexible network management capabilities. In 1999, the Company expects to offer ATM and HIPPI uplinks in the LANBlazer 7000 chassis to integrate Ethernet architectures with other high performance network architectures.

    The ODS INFINITESWITCH product family comprises flexible switched Ethernet connectivity while providing high-speed ATM, Fast Ethernet and Gigabit Ethernet uplinks that fully integrate each LAN device into more complex, enterprise networks. The ODS InfiniteSwitch product family includes modular chassis, switch and uplink modules, and network management software. The modular chassis are available with 12, 7, 4 and 2 slots. Each switch, uplink and management module is re-deployable across these modular chassis platforms, including the Company's prior generation Infinity intelligent hub chassis, thereby reducing the operating costs associated with spare units and enabling a cost-effective migration from shared-bandwidth network architectures and small work groups to large switched networks.

    THIRD-PARTY PRODUCTS. The Company believes that it is beneficial to work with third parties with complementary technologies to provide integrated solutions to its customers. As the Company also competes with these technology partners in certain segments of the market, there can be no assurance that the Company will have access to all of the third-party products which may be desirable in order to offer fully integrated solutions to ODS customers.

    CUSTOMER SERVICES. In addition to manufacturing broad lines of secure networking products, the Company also offers a wide range of services, including consulting, design and configuration, project planning and management, performance analysis and installation and maintenance.

PRODUCT DEVELOPMENT

    The networking industry is characterized by rapidly changing technology, standards and customer demands. Management believes that the Company's future success depends in large part upon the timely enhancement of existing products as well as the development of technologically advanced new products which meet industry standards, perform successfully and achieve market acceptance. The Company is currently developing and marketing next-generation data security and switching products. The Company is also investing in the development of products which comply with emerging industry standards and is continuously engaged in testing to ensure that the Company's products interoperate with other manufacturers' products which comply with industry standards.

    During 1998, 1997 and 1996, the Company's research and development expenditures were $12.2 million, $10.8 million and $10.4 million, respectively. All of the Company's expenditures for hardware and software research and development costs have been expensed as incurred. At December 31, 1998, the Company had 68 employees engaged in research and product development.

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

INTELLECTUAL PROPERTY AND LICENSES

    The Company's success and its ability to compete is dependent, in part, upon its proprietary technology. While the company has applied for certain patents, the Company does not hold any issued patents and currently relies on a combination of contractual rights, trade secrets and copyright laws to establish and protect its proprietary rights in its products. The Company has also entered into confidentiality agreements with its employees and enters into non-disclosure agreements with its suppliers, resellers and certain customers to limit access to and disclosure of proprietary information. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

    The Company has entered into several software and product license agreements. These license agreements provide the Company with additional software and hardware components that add value to its data security, switch and network management products. These license agreements do not provide proprietary rights which are unique or exclusive to the Company and are generally available to other parties on the same or similar terms and conditions, subject to payment of applicable license fees and royalties.

SALES, MARKETING AND CUSTOMERS

    The Company markets and distributes its products primarily through a direct sales force to end users supplemented by several domestic and international system integrators and value added resellers. The Company's direct sales and marketing organization currently consists of 100 individuals, including managers, sales representatives, marketing personnel and technical support personnel.

    FIELD SALES FORCE. The Company's direct sales organization focuses on major account sales, promotes the Company's products to current and potential customers, and monitors evolving customer requirements. The field sales and technical support force provides training and technical support to the Company's resellers and end users and assists ODS customers to design secure data networking solutions.

    The Company currently conducts its direct sales and marketing efforts from its principal office in Richardson (Dallas), Texas; through domestic field offices located in the following metropolitan areas: Albuquerque, Chicago, Denver, Los Angeles, Minneapolis, San Diego, San Francisco and Washington, D.C.; and through its foreign sales offices located in the following regions: Canada, England, France, Germany, Malaysia, Singapore, South Korea and Taiwan.

    RESELLERS. Domestic and international system integrators and value added resellers (collectively, "resellers") sell ODS products as stand-alone solutions to end users and integrate ODS products with products sold by other vendors into networking and data security systems that are sold to end users. The Company's field sales force and technical support organization provide support to these resellers. The Company's agreements with resellers are non-exclusive, and the Company's resellers generally sell other products which may compete with ODS products. Resellers may place higher priority on products of other suppliers who are larger than and have more name recognition than ODS, and there can be no assurance that resellers will continue to sell and support the Company's products.

    FOREIGN SALES. The Company believes that rapidly evolving international markets are important sources of future net sales for the Company. The Company's export sales are currently being made through a direct sales force supplemented by international resellers in Europe, Asia, Latin America and Canada. Export sales accounted for approximately 20.0%, 27.2% and 14.4% of net sales in 1998, 1997 and 1996, respectively. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report for a geographic breakdown of the Company's product revenue 1998, 1997 and 1996. Sales to foreign customers and resellers generally have been made in United States dollars.

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

      CUSTOMER                               PERCENTAGE OF NET SALES
                               1998                   1997                   1996
  EDS                          7.0%                   16.1%                  19.4%
  AT&T                          2.9                    1.6                   12.1
  U. S. GOVERNMENT             13.2                   11.7                   13.5

    A large portion of the products sold to EDS during the periods shown were integrated with other products or services and sold to end-users by EDS. No other customer accounted for 10% or more of the Company's net sales in 1998, 1997 or 1996, respectively. The loss of any of these customers could have a material adverse effect on the Company and its operating results if not replaced.

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

COMPETITION

    The market for network switches and data security solutions is intensely competitive and subject to frequent product introductions with improved price/performance characteristics. Industry suppliers compete in areas such as conformity to existing and emerging industry standards, interoperability with other networking products, network management and security capabilities, performance, price, ease of use, scalability, reliability, flexibility, product features and technical support. The Company believes that its solutions-oriented approach to networking (combining network design services, ODS products and third-party products to provide superior, secure networking systems to customers) provides the Company a competitive advantage with large organizations with complex networking requirements.

    There are numerous companies competing in various segments of the data security and network switch markets. The Company's principal competitors include Cisco Systems, Inc. ("Cisco"), Cabletron Systems, Inc. ("Cabletron"), Lucent Technologies ("Lucent"), Nortel Networks ("Nortel"), 3Com Corporation ("3Com"), FORE Systems, Inc. ("FORE Systems"), Xylan Corporation ("Xylan"), International Business Machines Corporation ("IBM"), Axent Technologies, Inc. ("Axent"), Security Dynamics Technologies, Inc. ("Security Dynamics"), Internet Security Systems, Inc. ("ISS"), and Network Associates, Inc. Several of the Company's competitors have substantially greater financial, technical, sales and marketing resources, better name recognition and a larger customer base than the Company. In addition, many of the Company's competitors offer customers a broader product line which provides a more comprehensive networking and security solution than the Company currently offers. Even if the Company does introduce advanced products which meet evolving customer requirements in a timely manner, there can be no assurance that the new Company products will gain market acceptance.

    Certain companies in the networking and security industry have expanded their product lines or technologies in recent years as a result of acquisitions. Further, more companies have developed products which conform to existing and emerging industry standards and have sought to compete on the basis of price. The Company anticipates increased competition from large telecommunication equipment vendors which are expanding their capabilities in the data networking market. For example, Lucent and Nortel have acquired several networking companies to enhance their capabilities in data networking. Further the Company anticipates increased competition from private "start-up" companies that have developed or are developing advanced network switching and security products. Increased competition in the networking and security industry could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

    There can be no assurance that the Company will be able to compete successfully in the future with current or new competitors.

EMPLOYEES

    As of December 31, 1998, the Company employed a total of 265 persons, including 100 in sales, marketing and technical support, 74 in manufacturing and operations, 68 in research and product development, and 23 in administration and finance. The number of people employed by the Company declined by 31% compared to December 31, 1997 as the Company (1) out sourced more of its manufacturing operations and (2) restructured to integrate the companies acquired in 1998 and to improve performance.

    None of the Company's employees are represented by a labor organization, and the Company is not a party to any collective bargaining agreement. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

    Competition in the recruiting of personnel in the networking and data security industry is intense. The Company believes that its future success will depend in part on its continued ability to hire, motivate and retain qualified management, sales and marketing, and technical personnel. To date, the Company has not experienced significant difficulties in attracting and retaining qualified employees.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

    In addition to the other information in this Form 10-K, the following factors should be considered in evaluating the Company and its business.

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

    MARKET ACCEPTANCE. The Company is pursuing a strategy to increase the percentage of its revenue generated through indirect sales channels including value added resellers, system integrators, original equipment manufacturers and network service providers. There can be no assurance that the Company's products will gain market acceptance in these indirect sales channels. Further, competition among networking and security companies to sell products through these indirect sales channels could result in significant price competition and reduced profit margins.

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

    ACQUISITIONS. Cisco, Cabletron, FORE Systems, Lucent, Nortel and other competitors have recently acquired several networking and security companies with complementary technologies, and the Company anticipates that such acquisitions will continue in the future. These acquisitions may permit such competitors to accelerate the development and commercialization of broader product lines and more comprehensive networking solutions than the Company currently offers. In the past, the Company has relied upon a combination of internal product development and partnerships with other networking and security vendors to provide competitive solutions to customers. Certain of the recent and future acquisitions by the Company's competitors may have the effect of limiting the Company's access to commercially significant technologies. Further, the business combinations and acquisitions in the networking and security industry are creating companies with larger market shares, customer bases, sales forces, product offerings and technology and marketing expertise. There can be no assurance that the Company will be able to compete successfully in such an environment.

    In March 1998, the Company invested $1.25 million in Blue Ridge Networks ("Blue Ridge"), Inc., a private corporation which provides secure remote access products for local and wide area networks. In December 1998 the Company wrote off all remaining unamortized investments in Blue Ridge, resulting in a total charge to expense of approximately $1.1 million due to the Company's restructuring plan, ongoing losses by Blue Ridge and the uncertainty of obtaining additional outside financing. On May 7, 1998, the Company acquired Essential Communication Corporation, a privately held company based in Albuquerque, New Mexico. Essential designs and manufactures high-speed computer network equipment. In September 1998, the Company completed an acquisition of certain assets of the Computer Misuse and Detection System ("CMDS") Division from Science Applications International Corporation ("SAIC"), a privately held company in San Diego, California. The Company may, in the future, acquire or invest in additional companies, business units, product lines, or technologies to accelerate the development of products and sales channels complementary to the Company's existing products and sales channels. Acquisitions involve numerous risks, including difficulties in assimilation of operations, technologies, and products of the acquired companies; risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions; the potential loss of key employees of the acquired company; and the diversion of management's attention from normal daily operation of the Company's business. There can be no assurance that any potential acquisition or investment will be consummated or that such acquisition or investment will be realized.

    PRODUCT TRANSITIONS. Once current networking and security products have been in the market place for a period of time and begin to be replaced by higher performance products (whether of the Company's or a competitor's design), the Company expects the net sales of such products to decrease. In order to achieve revenue growth in the future, the Company will be required to design, develop and successfully commercialize higher performance products in a timely manner. For example, the market for shared bandwidth intelligent hubs, sales of which represented the majority of the Company's net sales over the past several years, decreased in 1998 and may continue to decrease as switching products with enhanced price/performance characteristics gain market acceptance. There can be no assurance that the Company will be able to introduce new products and gain market acceptance quickly enough to avoid adverse revenue transition patterns during current or future product transitions. Nor can there be any assurance that the Company will be able to respond effectively to technological changes or new product announcements by competitors, which could render portions of the Company's inventory obsolete.

    The Company's sales of commodity LAN switches and hubs have declined over the past two years as certain of the Company's large competitors gained market share. The Company's goal is to transition an increasing proportion of its revenues to growing markets in which the Company offers differentiated products, such as data security solutions and high performance switches. The Company's ability to achieve its revenue objectives over the next several quarters will largely depend upon the extent to which growth in these differentiated product lines compensates for the expected decline in the commodity LAN switch and hub product lines.

    MANUFACTURING AND SUPPLIERS. All of the materials used in the Company's products are purchased under contracts or purchase orders with third parties. While the Company believes that many of the materials used in the production of its products are generally readily available from a variety of sources, certain components such as microprocessors and ASICs are available from one or a limited number of suppliers. The lead times for delivery of components vary significantly and exceed twelve weeks for certain components. If the Company should fail to forecast its requirements accurately for components, it may experience excess inventory or shortages of certain components which could have an adverse effect on the Company's business and operating results. Further, any interruption in the supply of any of these components, or the inability of the Company to procure these components from alternative sources at acceptable prices within a reasonable time, could have an adverse effect on the Company's business and operating results.

    The Company's operational strategy relies on outsourcing of product assembly and certain other operations. There can be no assurance that the Company will effectively manage its third-party contractors or that these contractors will meet the Company's future requirements for timely delivery of products of sufficient quality and quantity. Further, the Company intends to introduce a number of new products and product enhancements in 1999 which will require that the Company rapidly achieve volume production of those new products by coordinating its efforts with those of its suppliers and contractors. The inability of the third-party contractors to provide ODS with adequate supplies of high-quality products could cause a delay in the Company's ability to fulfill orders and could have an adverse effect on the Company's business and operating results.

    INTELLECTUAL PROPERTY AND LICENSES. There are many patents held by companies which relate to the design and manufacture of data security and networking systems. Potential claims of infringement could be asserted by the holders of those patents. The Company could incur substantial costs in defending itself and its customers against any such claim regardless of the merits of such claims. In the event of a successful claim of infringement, the Company may be required to obtain one or more licenses from third parties. There can be no assurance that the Company could obtain the necessary licenses on reasonable terms.

    THIRD-PARTY PRODUCTS. The Company believes that it is beneficial to work with third parties with complementary technologies to broaden the appeal of the Company's switches and network security products. These alliances allow ODS to provide integrated solutions to its customers, combining ODS developed technology with third-party products. As the Company also competes with these technology partners in certain segments of the market, there can be no assurance that the Company will have access to all of the third-party products which may be desirable to offer fully integrated solutions to ODS customers.

    DEPENDENCE ON KEY CUSTOMERS. A relatively small number of customers have accounted for a significant portion of the Company's revenue. U.S. Government agencies and strategic network integrators are expected to continue to account for a substantial portion of the Company's net revenue. The Company continuously faces competition from Cisco, Cabletron, Lucent, Nortel, FORE Systems, Xylan, 3Com, Axent, Security Dynamics, ISS and others for U.S. Government networking and security projects and corporate networking and security installations. Any reduction or delay in sales of the Company's products to these customers could have a material adverse effect on the Company's operating results.

    INTERNATIONAL OPERATIONS. The Company's international operations may be affected by changes in demand resulting from fluctuations in currency exchange rates and local purchasing practices, including seasonal fluctuations in demand, as well as by risks such as increases in duty rates, difficulties in distribution, regulatory approvals and other constraints upon international trade. For example, the fluctuation in currency exchange rates and adverse economic developments in Malaysia, South Korea and certain other countries adversely affected demand for the Company's products in those countries in 1998 and may continue to adversely affect demand for the Company's products in those countries in 1999. The Company's sales to foreign customers are subject to export regulations. In particular, certain sales of the Company's high performance networking and data security products require clearance and export licenses from the U.S. Department of Commerce under these regulations. Any inability to obtain such clearances or any required foreign regulatory approvals on a timely basis could have a material adverse effect on the Company's operating results.

    IMPACT OF GOVERNMENT CUSTOMERS. A significant portion of the Company's revenue is derived from sales to the U.S. government, either directly by the Company or through system integrators and other resellers. Sales to the government present risks in addition to those involved in sales to commercial customers, including potential disruptions due to appropriation and spending patterns and the government's reservation of the right to cancel contracts and purchase orders for its convenience.

    EXPENSE REDUCTION PROGRAM. During 1998, the Company announced and implemented a restructuring program aimed at bringing its expenses more in line with current revenue levels and restoring long-term profitability to the Company. The Company is seeking to reduce its 1999 operating expenses significantly below the level of 1998 operating expenses. As part of this effort, the Company reduced its number of employees from 415 as of September 30, 1998 to 265 as of December 31, 1998. These steps, and generally tighter expense controls, are part of an overall program to reduce the Company's expense structure. While the Company's objective is to reduce its costs in ways that will not have a material impact on revenue levels, there can be no assurance that this will be achieved.

    YEAR 2000. Significant uncertainty still exists as to the global implications of the Year 2000 issue. Costs of defending and resolving Year 2000 related disputes, reductions in product development programs by customers or the failure of the Company to adequately resolve internal Year 2000 compliance issues could result in a material adverse effect on the Company's business, operating results and financial condition.

    GENERAL. Sales of networking products fluctuate, from time to time, based on numerous factors, including customers' capital spending levels and general economic conditions. While certain industry analysts believe that there is a significant market for network switches, management and security products, there can be no assurance as to the rate or extent of the growth of such market or the potential adoption of alternative technologies. Future declines in networking and security product sales as a result of general economic conditions, adoption of alternative technologies or any other reason could have a material adverse effect on the Company's business, operating results and financial condition.

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

ITEM 2.  PROPERTIES.

    The Company's headquarters is located in a modern, two-story building in Richardson, Texas, with an aggregate of approximately 95,000 square feet of floor space. This facility includes the Company's corporate administration, manufacturing, marketing, sales and technical support personnel. The Company occupies this facility under a lease, the base term of which expires in February 2005, with two seven-year options to extend the lease term, subject to compliance with certain conditions. The Company owns a one-story building consisting of approximately 50,000 square feet of floor space adjacent to the Company's headquarters. As part of the Company's restructuring and cost reduction program, the Company is planning to sell this 50,000 square foot building in the future and relocate the research and development personnel from such building to the adjacent headquarters facility. The Company also leases a separate warehouse facility consisting of approximately 8,000 square feet adjacent to its headquarters under a lease that expires in June 2000.

    In 1998, the Company leased a 12,000 square foot building in Albuquerque, New Mexico for its Essential division. This lease was not renewed in 1999, and the Essential division personnel moved to a 15,120 square foot leased property in February 1999. This property is also located in Albuquerque and the lease term will expire in February 2009. Research and development, administrative, manufacturing, marketing and sales personnel occupy this property.

    In 1998, the Company's security software research and development staff in San Diego was located in a building owned by Science Applications International Corporation. In March 1999, the Company's security software research and development staff relocated to an 11,400 square foot leased building in San Diego. The lease will expire in September 2002. Research and development, sales and administrative personnel occupy this facility.

    In addition, the Company and its subsidiaries lease small amounts of office space for sales and technical support personnel domestically in California, Colorado, Georgia, Illinois, Massachusetts, Texas, Virginia and Washington, and internationally in Canada, England, France, Germany, Malaysia, Singapore, South Korea and Taiwan R.O.C. The Company believes that these existing facilities will be adequate to meet its requirements through 1999. See Note 8 of Notes to Consolidated Financial Statements for additional information regarding the Company's obligations under leases.

ITEM 3.  LEGAL PROCEEDINGS.

    The company is not a party to any material litigation and is not aware of any threatened litigation which would have a material adverse effect on the Company, its operating results or its financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of security holders of the Company during the fourth quarter of 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's common stock is traded on The Nasdaq Stock Market (National Market System) under the symbol ODSI. As of March 2, 1999, there were approximately 500 holders of record of the common stock. The following table sets forth, for the periods indicated, the high and low sales prices for the common stock, as reported by The Nasdaq Stock Market.

                                                1998            1997             1996
                                           --------------   ------------     -------------
                                            HIGH     LOW     HIGH    LOW      HIGH     LOW
                                           ------   -----   ------   ---     -------   ---
First Quarter                               $715/16 $513/16 $181/4   $115/16 $283/4    $171/4
Second Quarter                               9       53/8    163/8    113/8   273/8     191/4
Third Quarter                                73/4    33/16   133/4    101/64  231/4     167/8
Fourth Quarter                               41/16   21/4    13        51/2   165/8     113/8

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

    The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K and the consolidated statements and notes thereto included in Item 14 of this Form 10-K.

    (IN THOUSANDS, EXCEPT PER SHARE DATA)

INCOME STATEMENT DATA:

                                                                         YEAR ENDED DECEMBER 31,
                                                         --------------------------------------------------------
                                                            1998       1997        1996        1995       1994
                                                         ----------  ---------  ----------  ----------  ---------
Net sales                                                $   74,610  $  92,327  $  117,864  $  111,450  $  86,608
Cost of sales                                                50,230(1)    55,795     60,737     55,499     46,804
                                                         ----------  ---------  ----------  ----------  ---------
Gross profit                                                 24,380     36,532      57,127      55,951     39,804

Operating expenses:
Sales and marketing                                          29,378     30,390      25,969      22,555     15,965
Research and development                                     12,244     10,810      10,417       8,021      7,503
In process research and development                           3,347(2)        --         --         --         --
General and administrative                                    4,882      4,912       3,844       4,215      3,046
Amortization of intangibles                                     968         --          --          --         --
Restructuring charge                                          3,932(3)        --         --         --         --
                                                         ----------  ---------  ----------  ----------  ---------
Operating income (loss)                                     (30,371)    (9,580)     16,897      21,160     13,290
Interest income, net                                          1,398      1,639         944         938        546
Other expense                                                (1,122)        --          --          --         --
                                                         ----------  ---------  ----------  ----------  ---------
Income (loss) before income taxes                           (30,095)    (7,941)     17,841      22,098     13,836
Income taxes (benefit)                                       (4,345)    (3,004)      6,790       8,420      5,274
                                                         ----------  ---------  ----------  ----------  ---------
Net income (loss)                                        $  (25,750) $  (4,937) $   11,051  $   13,678  $   8,562
                                                         ----------  ---------  ----------  ----------  ---------
                                                         ----------  ---------  ----------  ----------  ---------
Diluted earnings (loss) per share                        $    (1.50) $   (0.30) $     0.66  $     0.81  $    0.52
Weighted average shares outstanding assuming dilution        17,190     16,437      16,825      16,876     16,424
                                                         ----------  ---------  ----------  ----------  ---------

------------------------

(1) In connection with the Company's restructuring plan, cost of sales in fiscal 1998 includes a $6.7 million charge to write-down the value of inventory with reduced utility, generally associated with older technologies.

(2) The write-off of acquired in-process research and development in the year ending December 31, 1998, is comprised of $2.3 million (as restated for the required new SEC's "Exclusion" method) resulting from the Company's acquisition of Essential Communication Corporation and approximately $1.0 million resulting from the Company's acquisition of Computer Misuse and Detection System assets from Science Applications International Corporation.

(3) In connection with the Company's restructuring plan the Company recorded a $3.5 million charge to write off the value of certain fixed assets which are no longer in use and to be disposed of and incurred approximately $0.4 million in severance costs resulting from the Company's reduction in workforce.

BALANCE SHEET DATA:

                                                                                 DECEMBER 31,
                                                             -----------------------------------------------------
                                                               1998       1997       1996       1995       1994
                                                             ---------  ---------  ---------  ---------  ---------
Working capital                                              $  31,763  $  51,847  $  54,529  $  49,645  $  38,242
Total assets                                                    61,710     77,178     81,935     71,685     52,551
Total liabilities                                               12,204     10,799     10,997     12,987      9,190
Total stockholders' equity                                      49,506     66,379     70,938     58,698     43,361

    See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
  1995

    This Annual Report, other than historical information, may include forward-looking statements, including statements with respect to financial results, product introductions, market demand, sales channels, industry trends, sufficiency of cash resources and certain other matters. These statements are made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those discussed in the section entitled "Factors That May Affect Future Results of Operations" in Item 1 and elsewhere in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

    The following tables set forth, for the periods indicated, certain financial data as a percentage of net sales.

                                                               YEAR ENDED DECEMBER 31,
                                                           -------------------------------
                                                             1998       1997       1996
                                                           ---------  ---------  ---------
Net sales                                                      100.0%     100.0%     100.0%
Cost of sales                                                   67.3       60.4       51.5
                                                           ---------  ---------  ---------
  Gross profit                                                  32.7       39.6       48.5
Operating expenses:
  Sales and marketing                                           39.4       32.9       22.0
  Research and development                                      16.4       11.7        8.8
  In process research and development                            4.5         --         --
  General and administrative                                     6.5        5.3        3.3
  Amortization of intangibles                                    1.3         --         --
  Restructuring charge                                           5.3         --         --
                                                           ---------  ---------  ---------
Operating income (loss)                                        (40.7)     (10.3)      14.4
Interest income, net                                             1.9        1.7        0.8
Other expense                                                   (1.5)        --         --
                                                           ---------  ---------  ---------
Income (loss) before income taxes                              (40.3)      (8.6)      15.2
Income taxes (benefit)                                          (5.8)      (3.3)       5.8
                                                           ---------  ---------  ---------
Net income (loss)                                              (34.5)%      (5.3)%      9.4%
                                                           ---------  ---------  ---------
                                                           ---------  ---------  ---------

                                                             1998       1997       1996
                                                           ---------  ---------  ---------
Switching product sales                                         50.7%      37.7%      13.4%
Shared bandwidth hub sales                                      39.2       54.4       80.5
Security, service and other sales                               10.1        7.9        6.1
                                                           ---------  ---------  ---------
Net sales                                                      100.0%     100.0%     100.0%
                                                           ---------  ---------  ---------
                                                           ---------  ---------  ---------

                                                             1998       1997       1996
                                                           ---------  ---------  ---------
Domestic sales                                                  80.0%      72.8%      85.6%
Export sales to:
  Europe                                                        12.2        9.6        7.9
  Canada                                                         3.0        3.6        2.9
  Asia                                                           3.8       11.6        2.9
  Latin America                                                  1.0        2.4        0.7
                                                           ---------  ---------  ---------
Net sales                                                      100.0%     100.0%     100.0%
                                                           ---------  ---------  ---------
                                                           ---------  ---------  ---------

1998 COMPARED WITH 1997

NET SALES

    Net sales in 1998 decreased to $74.6 million from $92.3 million in 1997 as sales of the Company's new network switching and security products did not increase quickly enough to offset the decrease in sales of its prior generation shared bandwidth intelligent hubs. The Company's goal is to transition an increasing proportion of its net sales to data security and high performance switching solutions in 1999.

    Export sales in 1998 decreased to $14.9 million, or 20.0% of net sales, compared to $25.1 million, or 27.2% of net sales in 1997 primarily due to adverse economic developments in Malaysia and South Korea. Adverse economic conditions in certain foreign countries may continue to adversely affect demand for the Company's products in those countries in 1999.

    Direct net sales to various agencies of the U.S. Government (aggregated as one) were 13.2% and 11.7%, respectively of net sales in 1998 and 1997. Sales to Electronic Data Systems Corporation ("EDS") in 1998 and 1997 were 7.0% and 16.1%, respectively of net sales. In addition, a portion of the Company's sales to EDS and other corporations were resold by those organizations to various agencies of the U.S. Government.

GROSS PROFIT

    Gross profit decreased to $24.4 million or 32.7% of net sales in 1998 compared to $36.5 million or 39.6% of net sales in 1997. Gross profit as a percentage of net sales in 1998 was impacted by several factors, including the Company's restructuring plan, an increase in reserves for slow-moving inventory of such prior generation products, product mix and lower sales volumes. In connection with the change of the Company's product focus under the Company's restructuring plan, the company recorded a $6.7 million charge to cost of sales to write down the value of inventory with reduced utility, generally associated with older technologies. In the fourth quarter of 1998, the Company implemented a more extensive manufacturing outsourcing and vendor consolidation program and reduced its headcount of manufacturing operations staff by approximately 72 positions as part of a restructuring plan designed to improve performance. Gross profit margins in future periods may be affected by several factors such as continued product transition, declining market demand for prior generation products, obsolescence or surplus of inventory, shifts in product mix, changes in channels of distribution, sales volume, fluctuation in manufacturing costs, pricing strategies of the Company and its competitors and fluctuations in sales of integrated third-party products. Gross profit margins are typically lower on sales of integrated third-party products.

SALES AND MARKETING

    Sales and marketing expenses decreased to $29.4 million in 1998 from $30.4 million in 1997. As a percentage of net sales, sales and marketing expenses increased to 39.4% in 1998 from 32.9% in 1997. The Company expects sales and marketing expenses to decrease in 1999 compared to 1998 based on its restructuring and expense reduction programs. Sales and marketing expenses may vary as a percentage of net sales in the future.

RESEARCH AND DEVELOPMENT

    Research and development expenses, excluding the one-time charges for in-process research and development, increased to $12.2 million or 16.4% of net sales in 1998 compared to $10.8 million or 11.7% of net sales in 1997. The Company's research and development costs are expensed in the period incurred. The increase in research and development expenses was primarily due to an increase in the number of development personnel and increased costs related to the acquisition of Essential's engineering personnel in May of 1998 and the hiring of certain CMDS research and development personnel in September 1998. The Company expects research and development expenses to decrease in 1999 compared to 1998 based on the Company's restructuring and expense reduction programs implemented in the fourth quarter of 1998.

IN-PROCESS RESEARCH AND DEVELOPMENT

    The Company incurred one-time charges associated with the acquisition of Essential and the acquisition of certain assets of SAIC of $3.3 million in 1998 to expense the purchased in-process research and development that had not reached technological feasibility.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses, excluding amortization expenses, remained constant at $4.9 million in 1998 and 1997. General and administrative expenses increased as a percentage of net sales to 6.5% in 1998 from 5.3% of net sales in 1997. General and administrative expenses may vary as a percentage of net sales in the future.

AMORTIZATION

    The Company incurred $1.0 million of amortization expense in 1998 primarily associated with the amortization of intangible assets related to the acquisition of Essential and the acquisition of certain assets of SAIC. The Company expects amortization expense to increase in 1999 compared to 1998 as such expenses were incurred for only a portion of the year in 1998. Amortization expenses may vary as a percentage of net sales in the future.

RESTRUCTURING CHARGE

    On December 31, 1998, the Company's management with the approval of the Board of Directors committed to and implemented a series of measures to refocus the Company's efforts on long term strategic objectives. The restructuring plans are designed to focus the Company's efforts on high-performance network and data security solutions while reducing the Company's cost structure and improving its responsiveness to customers, operating efficiencies, and return on assets. The necessity of restructuring to focus on key growth opportunities was required due to the Company's performance levels resulting from declining markets for modular shared media hubs and intense competition in the rapidly consolidating local area network market.

    The restructuring plan included (i) writing down the value of inventory associated with older technologies, (ii) the write off of certain fixed assets,
(iii) preparation for closure of one of the two facilities in Richardson, Texas,
(iv) the reorganization and/or closure of certain sales offices, (v) streamlining of research, product development and other functional activities and (vi) workforce reductions.

    The Company also recorded a $3.5 million restructuring charge to write off the value of certain fixed assets which are no longer in use and are to be disposed of.

    Implementation of the plan in the fourth quarter of 1998 resulted in workforce reductions of approximately 45 professional staff positions and approximately 72 manufacturing operations positions. Overall employment at the Company has decreased, predominately due to the restructuring, from approximately 415 employees in September 1998 to approximately 265 employees as of December 31, 1998, a decrease of 150 employees. In connection with these cost reduction actions, the Company incurred approximately $0.4 million of severance costs. The Company recognized a liability and expense for the cost of the involuntary termination benefits in fiscal 1998 as the Company's management approved the plan of termination during fiscal 1998 and terminations were complete as of December 31, 1998.

NET INTEREST INCOME

    Net interest income decreased to $1.4 million in 1998 compared to $1.6 million in 1997 primarily due to a decrease in the Company's average cash and investment balances during 1998. Net interest income may vary in the future based on the Company's cash flow and rate of return on investments.

INCOME TAXES

    The Company's effective income tax rate decreased to 14.4% in 1998 compared to 37.8% in 1997. The Company's income tax benefit for 1998 primarily reflects the amount that the Company expects to recover as a refund of income taxes paid by the Company in prior years. The Company did not record an income tax benefit as of December 31, 1998 related to the net operating losses which can be carried forward to offset taxable income in future years. See Note 10 of Notes to Consolidated Financial Statements.

1997 COMPARED WITH 1996

NET SALES

    Net sales in 1997 decreased to $92.3 million from $117.9 million in 1996 as sales of the Company's new network switching products did not increase quickly enough to offset the decrease in sales of its prior generation shared bandwidth intelligent hubs.

    Export sales in 1997 increased to $25.1 million, or 27.2% of net sales, compared to $17.1 million, or 14.4% of net sales in 1996 primarily due to growth in export sales to customers in Malaysia and South Korea. Sales to customers in Malaysia and South Korea declined in the fourth quarter of 1997 compared to the preceding quarters in 1997.

    Sales to Electronic Data Systems Corporation ("EDS") in 1997 and 1996 were 16.1% and 19.4%, respectively of net sales. Sales to AT&T Corp. ("AT&T") in 1997 and 1996 were 1.6% and 12.1%, respectively, of net sales in 1997 and 1996. Direct net sales to various agencies of the U.S. Government (aggregated as one) were 11.7% and 13.5%, respectively, of net sales in 1997 and 1996. In addition, a portion of the Company's sales to EDS, AT&T and other corporations were resold by those organizations to various agencies of the U.S. Government.

GROSS PROFIT

    Gross profit decreased to $36.5 million or 39.6% of net sales in 1997 compared to $57.1 million or 48.5% of net sales in 1996. Gross profit as a percentage of net sales in 1997 was impacted by several factors, including a decline in the net realizable value of certain prior generation products, an increase in reserves for slow-moving inventory of such prior generation products, product mix and lower sales volumes.

SALES AND MARKETING

    Sales and marketing expenses increased to $30.4 million or 32.9% of net sales in 1997 from $26.0 million or 22.0% of net sales in 1996. The increase in sales and marketing expenses was primarily due to higher levels of staffing in sales, marketing and technical support and associated costs.

RESEARCH AND DEVELOPMENT

    Research and development expenses increased to $10.8 million or 11.7% of net sales in 1997 compared to $10.4 million or 8.8% of net sales in 1996. The increase in research and development expenses was primarily due to an increase in the number of development personnel and increased costs related to the development and testing of switching products, network management products and network security products.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses increased to $4.9 million or 5.3% of net sales in 1997 from $3.8 million or 3.3% of net sales in 1996. The increase in general and administrative expenses was primarily due to an increase in personnel and associated costs.

NET INTEREST INCOME

    Net interest income increased to $1.6 million in 1997 compared to $0.9 million in 1996 primarily due to an increase in the Company's average cash and investment balances during 1997.

INCOME TAXES

    The Company's effective income tax rate decreased to 37.8% in 1997 compared to 38.1% in 1996. See Note 10 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal sources of liquidity at December 31, 1998 were $16.8 million of cash and cash equivalents and $4.8 million of short-term investments. As of December 31, 1998, working capital was $31.8 million compared to $51.8 million as of December 31, 1997.

    Cash flows used in operations in 1998 were $5.3 million, primarily due to a net loss for the year partially offset by a decrease in inventory and accounts receivable balances. Future fluctuation in accounts receivable and inventory balances will be dependent upon several factors, including but not limited to quarterly sales, ability to collect accounts receivable timely, and the accuracy of the Company's forecasts of product demand and component requirements.

    Cash provided by investing activities in 1998 was $3.9 million which consisted of $13.1 million of net maturities of investments partially offset by $5.6 million of payments for corporate acquisitions (net of cash acquired), a $1.3 million equity investment in Blue Ridge Networks and purchases of property and equipment of $2.3 million.

    Cash provided by financing activities in 1998 was $0.3 million which consisted of the issuance of $1.5 million of common stock relating to the acquisition of certain assets of Science Applications International Corporation and $0.4 million related to the exercise of certain employee stock options partially offset by a loan to a stockholder of $1.2 million and a $0.4 million repayment of a line of credit associated with the acquisition of Essential by the Company in 1998.

    During 1998, the Company funded its operations solely through cash flow from operations.

    The Company believes that its cash, cash equivalents and investment balances will provide sufficient cash resources to finance its operations and currently projected capital expenditures through 1999. However, there can be no assurance the Company's cash resources will be sufficient for 1999.

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

GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE
  YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS

    The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

    Based on assessments, the Company determined that it was necessary to implement upgrades to financial information systems software so that such systems will properly utilize dates beyond December 31, 1999. The Company presently believes that the necessary upgrades and related modifications of existing software are complete and that the Year 2000 Issue has been mitigated. However, if such modifications and replacements are not complete, the Year 2000 Issue could have a material impact on the operations of the Company.

    The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. The Company further classified all information technology systems as mission critical and non-mission critical based on the potential for the Company's operations to be significantly impacted by a IT systems ability to process Year 2000 dates properly. The completed assessment indicated that most of the Company's significant information technology systems could be affected, particularly the general ledger, billing, payroll, and inventory systems. That assessment also indicated that software and hardware (embedded chips) used in production and manufacturing systems (hereafter also referred to as operating equipment) also are at risk. Based on a review of its product line, the Company has determined that most of the products it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products. In addition, the Company has gathered and continues to gather information about the Year 2000 compliance status of its significant suppliers and subcontractors and continues to monitor their compliance.

STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT

    For its information technology exposures, to date the Company is 100% complete on all phases with respect to all mission critical systems that could be significantly affected by the Year 2000. The assessment phase on non-mission critical systems are 100% complete with 35% of non-mission critical systems through the remediation phase. The implementation phase for all non-mission critical systems is expected to be complete in the second quarter of 1999. If the completed and planned modifications for mission critical and non-mission critical IT systems are inadequate, the Year 2000 Issue could have a material impact on the operations of the Company.

    The assessment phase on the Company's products did not identify any significant use of any real time clocks that would be affected by the Year 2000 Issue. Therefore, the Company's Year 2000 activities with respect to the Company's products are 100% complete. If management's assessment with respect to the Company's products is incorrect, the Company may not be able to manufacture and ship products, fill customer orders, or comply with contractual obligations. Management believes based on its assessment that the Company is not at significant risk with respect to the Company's products.

    For operating equipment, generally considered non-critical to the Company's operations, the Company is 65%, 60% and 60% complete in the remediation, testing, and implementation phases, respectively. The Company expects to complete its remediation efforts by end of the third quarter of 1999. Testing and implementation of affected equipment is expected to be complete by the third quarter of 1999.

NATURE AND LEVEL OF IMPORTANCE OF THIRD PARTIES AND THEIR EXPOSURE TO THE YEAR
  2000

    The Company's payroll application is processed directly by a third party vendor. The Company has obtained and evaluated representations from the third party vendor to ensure that the Company's outsourced payroll application is Year 2000 compliant.

    There are no significant third party vendors that interface directly with the Company's information systems. The Company has started but not completed queries of its significant customers, suppliers and subcontractors that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

COSTS

    The Company utilizes both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $0.3 to $0.4 million and has been funded through operating cash flows and working capital. To date, the Company has expensed approximately $0.25 million related to all phases of the Year 2000 project. The remaining $0.05 to $0.15 million relates to completing assessment, remediation, testing, and implementation with respect to non-critical operating equipment and ongoing evaluation of third party representations of Year 2000 readiness. The remaining Year 2000 Issue costs will be expensed as incurred.

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

RISKS

    Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has completed all necessary phases of the Year 2000 program with respect to mission critical information technology and the Company's products. Further, as noted above, the Company continues the assessment, remediation, testing, and implementation phases with respect to non-mission critical IT systems and operating equipment, and continues to gather and evaluate representations from other third parties. In the event that the Company has not fully completed all phases with respect to each category of Year 2000 exposure, the Company could be unable to take customer orders, manufacture and ship products, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

    The Company has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds, increasing inventories, adjusting staffing strategies and restoring systems with backup copies of Company software and data and backdating operating systems until Year 2000 issues are resolved.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Foreign Exchange. The Company's revenue originating outside the U.S. in 1998, 1997 and 1996 was 20.0%, 27.2% and 14.4% of total revenues, respectively. Revenues generated from the European region in 1998, 1997 and 1996 was 12.2%, 9.6% and 7.9% of total revenues, respectively. International sales are made mostly from the Company's foreign sales subsidiaries in the local countries and are typically denominated in U.S. dollars. These subsidiaries incur most of their expenses in the local currency.

    The Company's international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company in 1998, 1997 and 1996 was not material.

    Interest Rates. The Company invests its cash in a variety of financial instruments, including bank time deposits, fixed rate obligations of corporations, municipalities, and state and national governmental entities and agencies. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances and are invested in short-term time deposits of the local operating bank.

    Interest income on the Company's investments is carried in "Interest income, net." The Company accounts for its investment instruments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). All of the cash equivalents and short-term investments are treated as available-for-sale under SFAS 115.

    Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The Company's investment securities are held for purposes other than trading. Certain of the investment securities had maturities in excess of one year. The weighted-average interest rate on investment securities at December 31, 1998 was 5.3%. The fair value of investments held at December 31, 1998 approximated amortized cost.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required by this item is included in Part IV Item 14(a)(1 and 2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND OFFICERS OF THE REGISTRANT.

DIRECTORS

    The information regarding Directors of the Company appearing under the captions "Election of Directors" and "Compliance with Section 16 Reporting Requirements" contained in the Company's definitive Proxy Statement filed in connection with the Company's 1999 Annual Meeting of Stockholders is incorporated herein by reference.

EXECUTIVE OFFICERS AND OFFICERS

    The following table sets forth the names and ages of all executive officers and officers of the Company, their respective positions with the Company, and the period during which each has served as an officer.

                                                                                           SERVED AS
NAME                          AGE                        POSITION(S)                     OFFICER SINCE
------------------------      ---      -----------------------------------------------  ---------------
G. Ward Paxton                    63   Chairman of the Board of Directors, President            1983
                                         and Chief Executive Officer

T. Joe Head                       42   Executive Vice President and Director                    1983

Timothy W. Kinnear                35   Executive Vice President, Chief Operating                1996
                                         Officer, Chief Financial Officer, Corporate
                                         Secretary, Treasurer and Director

Billie J. Cottongim               68   Vice President--Manufacturing Engineering                1987

David L. Drake                    42   Vice President--Engineering, Security Products           1998

Eric H. Gore                      45   Vice President--Strategic Business Development           1994

Garry L. Hemphill                 50   Vice President--Operations                               1987

John W. Howland                   39   Vice President--North American Sales                     1998

Michael McGowen                   45   Vice President--Engineering, Chief Technical             1998
                                         Officer

Jerry W. Pate                     46   Vice President--Chief Engineer                           1987

Timothy E. Woods                  38   Vice President--Technical Customer Services              1992

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

    T. JOE HEAD is co-founder of the Company and has served as Executive Vice President since 1998 and a Senior Vice President and a director since the Company's inception in September 1983. Prior to co-founding the Company, Mr. Head held the positions of Product Marketing Manager and Marketing Engineer at Honeywell Optoelectronics from 1980 to 1983. Mr. Head holds a B.S. degree in Electrical Engineering from Texas A & M University.

    TIMOTHY W. KINNEAR has served as a director of the Company since November 1998. Mr. Kinnear is currently Executive Vice President, Chief Operating Officer, Chief Financial Officer, Corporate Secretary and Treasurer. Mr. Kinnear was Vice President and Chief Financial Officer of the Company since September of 1996. Prior to joining the Company, Mr. Kinnear held various managerial positions, including Vice President of Finance, at Cyrix Corporation from 1992 to 1996. Prior to joining Cyrix Corporation, Mr. Kinnear held various positions, including Audit Manager, at Ernst & Young LLP from 1986 to 1992. Mr. Kinnear holds a B.B.A. degree in Accounting from Texas Tech University.

    BILLIE J. COTTONGIM has served as Vice President--Manufacturing Engineering of the Company since 1987 and previously served as its Director of Manufacturing Engineering from 1983 to 1987. Prior to joining the Company, Mr. Cottongim held the position of Senior Engineer at Honeywell Optoelectronics from 1982 to 1983.

    DAVID L. DRAKE has served the Company as Vice President--Engineering, Security Products since October 1998. Prior to joining the Company, Mr. Drake held various positions, including Chief Scientist, Center for Information Security Technology, at Science Applications International Corporation from 1992 to 1998.

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

    JOHN W. HOWLAND has served the Company as Vice President--North American Sales since October 1998. Mr. Howland previously held positions with the Company as Director of Federal Sales from 1995 to 1998, Regional Sales Manager from 1993 to 1995 and Account Manager from 1991 to 1993. Prior to joining the Company, Mr. Howland held the position of Program Manager for American Systems, Corporation from 1986 to 1991 and Design Engineer for Media General Cable from 1981 to 1986.

    MICHAEL MCGOWEN has served the Company as Chief Technical Officer and Vice President of Engineering since August 1998. Mr. McGowen previously held the positions of Chief Technical Officer from 1992 to 1997 and Chief Executive Officer from 1997 to 1998 for Essential Communication Corporation. Essential Communication Corporation was acquired in May 1998 by the Company.

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

ITEM 11.  EXECUTIVE COMPENSATION.

    The information set forth under the caption "Executive Compensation" contained in the Company's definitive Proxy Statement filed in connection with the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's definitive Proxy Statement filed in connection with the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information set forth under the caption "Certain Transactions" contained in the Company's definitive Proxy Statement filed in connection with the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.     CONSOLIDATED FINANCIAL STATEMENTS.

           The following consolidated financial statements of ODS Networks, Inc. and subsidiaries, are submitted as a separate section of this report (See F pages), and are incorporated by reference in Item 8:


                                                                                      PAGE NO.
                                                                                     -----------

           Report of Independent Auditors                                                   F-1

           Consolidated Balance Sheets at December 31, 1998 and 1997                        F-2

           Consolidated Statements of Income for the years ended December 31, 1998,
            1997 and 1996                                                                   F-3

           Consolidated Statements of Stockholders' Equity for the years ended
            December 31, 1998, 1997 and 1996                                                F-4

           Consolidated Statements of Cash Flows for the years ended December 31,
            1998, 1997 and 1996                                                             F-5

           Notes to Consolidated Financial Statements                                       F-6

       2.  FINANCIAL STATEMENT SCHEDULES.

                                                                                      PAGE NO.
                                                                                     -----------

           SCHEDULE II--Valuation and Qualifying Accounts                                   S-1

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

 10.12(6)             1997 Employee Stock Purchase Plan of ODS Networks, Inc. (formerly Optical Data Systems, Inc.)

10.13(10)             Amendment to the ODS 401(K) Savings Plan, effective May 29, 1998.

10.14(10)             Amendment to the ODS 401(K) Savings Plan, effective October 1, 1998.

 10.15(8)             Asset and Securities Purchase Agreement, dated as of September 25, 1998, by and among the
                       Registrant and Science Applications International Corporation.

 10.16(8)             Registration Rights Agreement, dated as of September 25, 1998, by and between the Registrant and
                       Science Applications International Corporation.

 10.17(8)             $8.00 Warrant to Purchase Common Stock of the Registrant, dated September 25, 1998, issued to
                       Science Applications International Corporation.

 10.18(8)             $10.50 Warrant to Purchase Common Stock of the Registrant, dated September 25, 1998, issued to
                       Science Applications International Corporation.

 10.19(8)             Stockholder and Voting Agreement, dated as of September 25, 1998, by and among Science Applications
                       International Corporation, the Registrant and certain stockholders of the Registrant.

 EXHIBIT
 NUMBER                                                     DESCRIPTION OF EXHIBIT
---------             ---------------------------------------------------------------------------------------------------
 10.20(8)             Strategic Alliance Agreement, dated as of September 25, 1998, by and between Science Applications
                       International Corporation and the Registrant.

 10.21(8)             Software Royalty, Grant Back and Improvements License Agreement, dated as of September 25, 1998, by and between Science Applications International Corporation and the Registrant.

 10.22(8)             PartnersPlus Agreement, dated September 25, 1998, by and between the Registrant and Science
                       Applications International Corporation.

 10.23(9)             Agreement and Plan of Merger, dated April 30, 1998, by and among the Registrant, ECC Acquisition
                       Corp., and Essential Communication Corporation.

21(10)                Subsidiaries of the Registrant.

23(10)                Consent of Independent Auditors.

27(10)                Financial Data Schedule.

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

 (7) Filed as an Exhibit in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-20191), which Exhibit is incorporated herein by reference.

 (8) Filed as an Exhibit in the Registrant's Current Report on Form 8-K (Item
     5), dated October 13, 1998 (File No. 0-20191), which Exhibit is incorporated herein by reference.

 (9) Filed as an Exhibit in the Registrant's Current Report on Form 8-K (Item
     2), dated May 21, 1998 (File No. 0-20191), which Exhibit is incorporated herein by reference.

 (10) Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ODS NETWORKS, INC.
Dated: March 20, 1999                (Registrant)

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

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board of
      /s/ G. WARD PAXTON          Directors, President and
------------------------------    Chief Executive Officer     March 20, 1999
        G. Ward Paxton            (Principal Executive
                                  Officer)

                                Executive Vice President,
                                  Chief Operating Officer,
    /s/ TIMOTHY W. KINNEAR        Chief Financial Officer,
------------------------------    Corporate Secretary,        March 20, 1999
      Timothy W. Kinnear          Treasurer and Director
                                  (Principal Financial and
                                  Accounting Officer)

       /s/ T. JOE HEAD
------------------------------  Executive Vice President      March 20, 1999
         T. Joe Head              and Director

     /s/ ROBERT ANDERSON
------------------------------  Director                      March 20, 1999
       Robert Anderson

       /s/ J. FRED BUCY
------------------------------  Director                      March 20, 1999
         J. Fred Bucy

    /s/ DONALD M. JOHNSTON
------------------------------  Director                      March 20, 1999
      Donald M. Johnston

  /s/ WILLIAM A. ROPER, JR.
------------------------------  Director                      March 20, 1999
    William A. Roper, Jr.

    /s/ DOUGLAS M. SCHRIER
------------------------------  Director                      March 20, 1999
      Douglas M. Schrier

                           ANNUAL REPORT ON FORM 10-K
                                 ITEM 14(a)(1)
                          LIST OF FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 1998
                               ODS NETWORKS, INC.
                               RICHARDSON, TEXAS

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders,

ODS Networks, Inc.

    We have audited the accompanying consolidated balance sheets of ODS Networks, Inc., and subsidiaries (the Company) as of December 31, 1998, and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ODS Networks, Inc., and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                             [SIG]

Dallas, Texas
January 22, 1999

                      ODS NETWORKS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1998       1997
                                                                                              ---------  ---------
ASSETS
Current Assets:
  Cash and cash equivalents                                                                   $  16,791  $  17,911
  Short-term investments                                                                          4,760     14,667
  Accounts receivable, net of allowance for doubtful accounts
    and returns of $880 in 1998 and $758 in 1997                                                  6,265      8,668
  Income taxes receivable                                                                         4,749      3,159
  Inventories, net (Note 6)                                                                       9,262     14,671
  Deferred tax assets (Note 10)                                                                      --      1,721
  Other assets                                                                                      759      1,221
                                                                                              ---------  ---------
Total current assets                                                                             42,586     62,018

Property and Equipment:
  Land                                                                                              602        600
  Building and building improvements                                                              2,511      2,492
  Machinery and equipment                                                                         8,760     20,649
  Furniture and fixtures                                                                          1,294      1,048
  Leasehold improvements                                                                            970      1,068
                                                                                              ---------  ---------
                                                                                                 14,137     25,857
  Accumulated depreciation                                                                       (6,510)   (14,021)
                                                                                              ---------  ---------
                                                                                                  7,627     11,836
Long-term investments                                                                                --      3,168
Equity investments                                                                                  700         --
Goodwill and intangible assets, net (Note 6)                                                     10,614         --
Other assets                                                                                        183        156
                                                                                              ---------  ---------

TOTAL ASSETS                                                                                  $  61,710  $  77,178
                                                                                              ---------  ---------
                                                                                              ---------  ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses (Note 6)                                              $   7,700  $   8,709
  Deferred revenue                                                                                3,123      1,462
                                                                                              ---------  ---------

Total current liabilities                                                                        10,823     10,171

Deferred tax liabilities (Note 10)                                                                1,361        628
Capital lease obligation                                                                             20         --
Stockholders' Equity (Note 11):
  Preferred stock, $.01 par value:
    Authorized shares--5,000
    No shares issued and outstanding                                                                 --         --
  Common stock, $.01 par value:
    Authorized shares--80,000
    Issued and outstanding shares--18,513 in 1998 and 16,486 in 1997                                185        165
Additional paid-in capital                                                                       29,551     19,488
Retained earnings                                                                                21,282     47,032
Note receivable from stockholder                                                                 (1,189)        --
Foreign currency translation adjustments                                                           (323)      (306)
                                                                                              ---------  ---------
Total stockholders' equity                                                                       49,506     66,379
                                                                                              ---------  ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $  61,710  $  77,178
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                            See accompanying notes.

                      ODS NETWORKS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                 ---------------------------------
                                                                                    1998       1997        1996
                                                                                 ----------  ---------  ----------
Net sales                                                                        $   74,610  $  92,327  $  117,864
Cost of sales                                                                        50,230     55,795      60,737
                                                                                 ----------  ---------  ----------
  Gross profit                                                                       24,380     36,532      57,127

Operating expenses:
  Sales and marketing                                                                29,378     30,390      25,969
  Research and development                                                           12,244     10,810      10,417
  In process research and development                                                 3,347         --          --
  General and administrative                                                          4,882      4,912       3,844
  Amortization of intangibles                                                           968         --          --
  Restructuring charge                                                                3,932         --          --
                                                                                 ----------  ---------  ----------
                                                                                     54,751     46,112      40,230
                                                                                 ----------  ---------  ----------
Operating income (loss)                                                             (30,371)    (9,580)     16,897
Interest income, net                                                                  1,398      1,639         944
Other expense                                                                        (1,122)        --          --
                                                                                 ----------  ---------  ----------
Income (loss) before provision for income taxes                                     (30,095)    (7,941)     17,841
Provision (benefit) for income taxes                                                 (4,345)    (3,004)      6,790
                                                                                 ----------  ---------  ----------
Net income (loss)                                                                $  (25,750) $  (4,937) $   11,051
                                                                                 ----------  ---------  ----------
                                                                                 ----------  ---------  ----------
Basic earnings (loss) per share                                                  $    (1.50) $   (0.30) $     0.68
                                                                                 ----------  ---------  ----------
                                                                                 ----------  ---------  ----------
Diluted earnings (loss) per share                                                $    (1.50) $   (0.30) $     0.66
                                                                                 ----------  ---------  ----------
                                                                                 ----------  ---------  ----------
Weighted average common shares outstanding                                           17,190     16,437      16,261
                                                                                 ----------  ---------  ----------
                                                                                 ----------  ---------  ----------
Weighted average shares outstanding assuming dilution                                17,190     16,437      16,825
                                                                                 ----------  ---------  ----------
                                                                                 ----------  ---------  ----------

                            See accompanying notes.

                      ODS NETWORKS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                     NOTE           FOREIGN
                                                      ADDITIONAL                  RECEIVABLE       CURRENCY
                             NUMBER OF     COMMON       PAID-IN     RETAINED         FROM         TRANSLATION   STOCKHOLDERS'
                              SHARES        STOCK       CAPITAL     EARNINGS      STOCKHOLDER     ADJUSTMENT       EQUITY
                            -----------  -----------  -----------  -----------  ---------------  -------------  -------------
Balance at December 31,
  1995                          16,150    $     162    $  17,729    $  40,918             --       $    (111)     $  58,698
Foreign currency
  translation adjustment            --           --           --           --             --              (9)            (9)
Exercise of stock warrants           5           --           22           --             --              --             22
Issuance of common stock
  under stock option and
  purchase plans                   173            1          614           --             --              --            615
Tax benefit derived from
  the exercise of employee
  stock options                     --           --          543                                                        543
Net income for 1996                 --           --           --       11,051             --              --         11,051
                            -----------       -----   -----------  -----------       -------          ------    -------------
Balance at December 31,
  1996                          16,328          163       18,908       51,969             --            (102)        70,938
Foreign currency
  translation adjustment            --           --           --           --             --            (204)          (204)
Exercise of stock warrants          59            1          266           --             --              --            267
Issuance of common stock
  under stock option and
  purchase plans                    99            1          287           --             --              --            288
Tax benefit derived from
  the exercise of employee
  stock options                     --           --           27           --             --              --             27
Net loss for 1997                   --           --           --       (4,937)            --              --         (4,937)
                            -----------       -----   -----------  -----------       -------          ------    -------------
Balance at December 31,
  1997                          16,486          165       19,488       47,032             --            (306)        66,379
FOREIGN CURRENCY
  TRANSLATION ADJUSTMENT            --           --           --           --             --             (17)           (17)
ISSUANCE OF COMMON STOCK
  FOR ESSENTIAL
  COMMUNICATION
  CORPORATION ACQUISITION          306            3        2,941           --             --              --          2,944
ISSUANCE OF COMMON STOCK
  FOR SAIC TRANSACTION           1,600           16        6,704           --             --              --          6,720
ISSUANCE OF COMMON STOCK
  UNDER STOCK OPTION AND
  PURCHASE PLANS                   121            1          383           --             --              --            384
TAX BENEFIT DERIVED FROM
  THE EXERCISE OF EMPLOYEE
  STOCK OPTIONS                     --           --           35           --             --              --             35
NOTE RECEIVABLE FROM
  STOCKHOLDER                       --           --           --           --         (1,189)             --         (1,189)
NET LOSS FOR 1998                   --           --           --      (25,750)            --              --        (25,750)
                            -----------       -----   -----------  -----------       -------          ------    -------------
BALANCE AT DECEMBER 31,
  1998                          18,513    $     185    $  29,551    $  21,282      $  (1,189)      $    (323)     $  49,506
                            -----------       -----   -----------  -----------       -------          ------    -------------
                            -----------       -----   -----------  -----------       -------          ------    -------------

                            See accompanying notes.

                      ODS NETWORKS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                  --------------------------------
                                                                                     1998       1997       1996
                                                                                  ----------  ---------  ---------
Operating Activities:
  Net income (loss)                                                               $  (25,750) $  (4,937) $  11,051
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
    Depreciation and amortization                                                      4,601      3,285      2,618
    In process research and development                                                3,347         --         --
    Impaired investment in affiliate                                                   1,122         --         --
    Non-cash restructuring charge                                                      3,460         --         --
    Provision for deferred income taxes                                                  979       (195)      (455)
    Provision for doubtful accounts and returns                                          147         86        227
    Changes in operating assets and liabilities:
      Accounts receivable                                                              3,115      7,819     (1,562)
      Income tax receivable                                                           (1,555)    (3,047)      (154)
      Inventories                                                                      5,755     10,902     (6,199)
      Other assets                                                                       349       (316)      (122)
      Accounts payable and accrued expenses                                           (1,924)        26     (1,787)
      Deferred revenue                                                                 1,061       (251)       316
      Capital lease obligation                                                             7         --         --
                                                                                  ----------  ---------  ---------
Net cash provided by (used in) operating activities                                   (5,286)    13,372      3,933

Investing Activities:
  Equity investment in affiliate                                                      (1,250)        --         --
  Payments for corporate acquisition (net of cash required)                           (5,604)        --         --
  Purchases of short-term investments                                                 (2,437)   (17,967)   (23,707)
  Maturities of short-term investments                                                17,107     24,616     25,245
  Purchases of long-term investments                                                  (1,606)    (5,665)    (5,050)
  Maturities of long-term investments                                                     11         21         --
  Purchases of property and equipment                                                 (2,333)    (3,382)    (4,899)
                                                                                  ----------  ---------  ---------
Net cash provided by (used in) investing activities                                    3,888     (2,377)    (8,411)

Financing Activities:
  Issuance of common stock and warrants                                                1,500         --         --
  Note receivable secured by company's common stock                                   (1,189)        --         --
  Repayment of line of credit                                                           (400)        --         --
  Exercise of warrants                                                                    --        267         22
  Exercise of employee stock options                                                     384        288        615
                                                                                  ----------  ---------  ---------
Net cash provided by financing activities                                                295        555        637
                                                                                  ----------  ---------  ---------

Effect of foreign currency translation adjustment on cash and cash equivalents           (17)      (204)         9
Net (decrease) increase in cash and cash equivalents                                  (1,120)    11,346     (3,832)
Cash and cash equivalents at beginning of period                                      17,911      6,565     10,397
                                                                                  ----------  ---------  ---------
Cash and cash equivalents at end of period                                        $   16,791  $  17,911  $   6,565
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------

                            See accompanying notes.

                      ODS NETWORKS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

    ODS Networks, Inc. ("ODS", the "Company" or the "Registrant") develops, markets and supports switches, network management and security software and related products that securely link computer networks. The Company's products enable customers to connect computers and supercomputers to form clusters, workgroups and local area networks ("LANs"), to build backbones for enterprise-wide networks, and to create networks that are protected from access, theft and damage by unauthorized network users and protected from misuse by curious or disgruntled employees, contractors and other authorized users.

    The Company markets and distributes its products primarily through a direct sales force to end-users and by numerous domestic and international system integrators, service providers and value-added resellers. The Company's end-user customers include manufacturing, telecommunications, retail, transportation, health care, insurance, entertainment, utilities and energy companies, government agencies, financial institutions, and academic institutions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of ODS Networks, Inc. and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

CASH EQUIVALENTS

    The Company considers cash and all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents.

SHORT-TERM INVESTMENTS

    The Company's short-term investments consist of U.S. government obligations, government agencies, and corporate securities with maximum maturities of one year. Short-term investments are classified as available for sale. These investments are valued at market value, which approximates amortized cost. The difference between fair value and amortized cost is not material.

RISK CONCENTRATION

    Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash-equivalents, investments and accounts receivable. The Company places its investments in U.S. government obligations, corporate securities and money market funds. Substantially all of the Company's cash, cash equivalents and investments are maintained with one major financial institution.

    The Company sells its products to customers in diversified industries worldwide, primarily in North America, Europe, Asia and Latin America. Fluctuations in currency exchange rates and adverse economic developments in Malaysia, South Korea and certain other countries could adversely effect the Company's operating results. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management expectations.

    While the Company believes that many of the materials used in the production of its products are generally readily available from a variety of sources, certain components are available from one or a

                      ODS NETWORKS, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) limited number of suppliers. The inability of any supplier or manufacturer to fulfill supply requirements of the Company could impact future results.

INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Management estimates the allowance required to state inventory at the lower of cost or market. There is a risk that the Company will forecast demand for its products and market conditions incorrectly and produce excess inventories. Therefore, there can be no assurance that the Company will not produce excess inventory and incur inventory lower of cost or market charges in the future.

PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Such lives vary from 3 to 20 years. Leasehold improvements are amortized over the shorter of their useful lives or the terms of the leases. Repair and maintenance costs are expensed as incurred.

LONG-TERM INVESTMENTS

    Long-term investments consist of U.S. government obligations and corporate obligations with maturities which range up to two years. Long-term investments are classified as available for sale. These investments are valued at market value, which approximates amortized cost. The difference between fair value and amortized cost is not material

EQUITY INVESTMENTS

    The Company uses the equity method to account for investments in common stock of affiliated companies where the Company has the ability to exercise significant influence over operating and financial policies of the affiliated company, generally where the Company owns between 20% and 50% of an affiliated company's common stock. The Company's carrying amount of the investment is adjusted to reflect the Company's share of income, loss or dividends of the affiliated company and the Company's share of income or loss of the affiliated company is reported in the income statement of the Company.

GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill represents the excess of purchase price and related direct costs over the value assigned to the net tangible and specifically identifiable intangible assets of businesses acquired. Goodwill is being amortized using the straight-line method over 7 years. Intangibles generally relate to software and developed technology acquired in a purchase business combination or an acquisition of assets. Intangibles are being amortized over their estimated useful lives, generally estimated at 7 years. Annual amortization expense and accumulated amortization related to goodwill and other intangible assets as of and for the year ended December 31, 1998 was $968,000.

    The Company assesses whether its goodwill and other intangible assets are impaired as required by SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, based on the evaluation of undiscounted projected cash flows through the remaining amortization

                      ODS NETWORKS, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) period. If an impairment exists, the amount of such impairment is calculated based on the estimated fair value of the asset.

FOREIGN CURRENCY TRANSLATION

    The Company's international subsidiaries use their local currencies as their functional currencies. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date, and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded directly to a separate component of stockholders' equity.

ACCOUNTING FOR STOCK OPTIONS

    The Company has elected to continue to follow APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, if the exercise price of an employee's stock option equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standard (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which provides for either recognition or disclosure of a hypothetical charge for stock options. The Company did not recognize any charge in its income statement, but has provided the required disclosure in Note 11.

NET INCOME PER SHARE

    The Company reports two separate earnings per share numbers, basic EPS and diluted EPS. Diluted EPS includes the dilutive impact of employee stock options and warrants.

REVENUE RECOGNITION

    The Company generally recognizes product revenue upon shipment of product. The Company accrues for estimated warranty costs, sales returns and other allowances at the time of shipment based on its experience. Revenue from maintenance contracts is deferred and recognized over the contractual period the services are performed. To date, warranty costs and sales returns have not been material. There is a risk that technical issues on new products could result in unexpected warranty costs and returns.

    As of January 1, 1998, the Company adopted the American Institute of Certified Public Accountants Statement of Position No. 97-2, SOFTWARE REVENUE RECOGNITION, which was effective for transactions that the Company entered into after January 1, 1998. Prior years were not restated. The most significant impact of SOP 97-2 on the Company's revenue recognition accounting policies is that for software contracts with multiple elements, revenue will generally be recognized later than under past practices under SOP 91-1. Adopting SOP 97-2 had no effect on the Company's net loss for 1998.

RESEARCH AND DEVELOPMENT COSTS

    The Company incurs research and development costs that relate primarily to the development of new products and major enhancements to existing services and products.

    Research development costs are comprised primarily of salaries and related benefits expenses. The Company expenses or capitalizes, as appropriate, these research and development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to

                      ODS NETWORKS, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) be Sold, Leased or Otherwise Marketed." All research and development costs related to software development projects incurred prior to the time a project has reached technological feasibility are expensed. Software development costs incurred subsequent to reaching technological feasibility are capitalized, if material. If the process of developing a new product or major enhancement does not include a detailed program design, technological feasibility is determined only after completion of a working model. All capitalized software development costs capitalized are amortized using an amount determined as the greater of:
(i) the ratio that current gross revenues for a capitalized software project bear to the total of current and future gross revenues for that project or (ii) the straight-line method over the remaining economic life of the product (generally three years). The Company did not capitalize any software development costs in the years ending December 31, 1997 and 1998.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used for, but not limited to, the accounting for doubtful accounts, sales discounts, sales returns, warranty costs, inventory obsolescence, depreciation and taxes. Actual results could differ from these estimates.

INCOME TAXES

    The income tax provision is based on pretax financial accounting income or loss. The Company accounts for income taxes pursuant to SFAS No. 109, ACCOUNTING FOR INCOME TAXES, which uses the liability method to calculate deferred income taxes. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income. The liability method also requires the recognition of furture tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not.

RECLASSIFICATION

    Certain amounts in prior year financial statements have been reclassified to conform with current year presentation.

3. BUSINESS COMBINATIONS AND ACQUISITION OF ASSETS

    On May 7, 1998, the Company acquired Essential Communication Corporation ("Essential"), a privately-held company based in Albuquerque, New Mexico. Essential designs and manufactures high-speed computer network equipment. The Company exchanged a combination of $5.8 million of cash and approximately 306,000 shares of the Company's common stock for all outstanding shares of Essential capital stock, and the Company issued approximately 104,000 stock options in exchange for all unexpired and unexercised options to acquire Essential capital stock. Essential's operations have been included in the Company's consolidated financial statements since May 7, 1998, and the acquisition was accounted for using the purchase method of accounting. The total purchase price of $9.0 million based on a preliminary allocation was allocated to the net assets acquired based on their estimated fair market value, which

                      ODS NETWORKS, INC. AND SUBSIDIARIES

3. BUSINESS COMBINATIONS AND ACQUISITION OF ASSETS (CONTINUED) included approximately $7.4 million of intangible assets to be amortized over seven years on a straight-line basis; and approximately $2.3 million of in-process research and development. The in-process research and development was expensed at the date of the acquisition with the Company recognizing a one-time charge of $2.3 million, or $0.13 per share. Pro forma financial information has not been presented.

    On September 25, 1998 the Company completed an acquisition of certain assets from Science Applications International Corporation ("SAIC"), a privately-held company in San Diego, California. The Company acquired certain assets of the Computer Misuse and Detection System ("CMDS") Division of SAIC and certain other information security products under development. In exchange for the CMDS assets, the information security products under development and $1.5 million dollars in cash, ODS issued to SAIC 1.6 million shares of the Company's common stock and warrants to purchase 1,500,000 shares of its common stock. Two separate warrants each grant SAIC the right to purchase 750,000 shares of ODS common stock. The first warrant has an exercise price of $8.00 per share and a term of 18 months. The second warrant has an exercise price of $10.50 per share and a term of 24 months. ODS' acquisition has been accounted for as a purchase of software, in-process research and development and certain other assets. The transaction value of approximately $6.9 million less the $1.5 million cash received was allocated to the net assets acquired based on their estimated fair market value. Assets acquired based on a preliminary allocation included approximately $1.1 million of in-process research and development, $0.1 million of other intangible assets and approximately $4.2 million of purchased software to be amortized over seven years on a straight-line basis. During 1998 the Company recognized a one-time charge of $0.7 million (net of taxes), or $0.04 per share, for write-off of the acquired in-process research and development. The acquisition of certain assets of SAIC does not meet the reporting requirements for pro forma financial information.

4. 1998 RESTRUCTURING

    On December 31, 1998, the Company's management with the approval of the Board of Directors committed to and implemented a series of measures to refocus the Company's efforts on long term strategic objectives. The restructuring plans are designed to focus the Company's efforts on high-performance network and data security solutions while reducing the Company's cost structure and improving its responsiveness to customers, operating efficiencies, and return on assets. The necessity of restructuring to focus on key growth opportunities was required due to the Company's performance levels resulting from declining markets for modular shared media hubs and intense competition in the rapidly consolidating local area network market.

    The restructuring plan included (i) writing down the value of inventory associated with older technologies, (ii) the write off of certain fixed assets,
(iii) preparation for closure of one of the two facilities in Richardson, Texas,
(iv) the reorganization and/or closure of certain sales offices, (v) streamlining of research, product development and other functional activities and (vi) workforce reductions. In connection with the change of the Company's product focus under the Company's restructuring plan, the company recorded a $6.7 million charge to cost of sales to write down the value of inventory with reduced utility, generally associated with older technologies.

    The Company also recorded a $3.5 million restructuring charge to write off the value of certain fixed assets which are no longer in use and are to be disposed of.

    Implementation of the plan in the fourth quarter of 1998 resulted in workforce reductions of approximately 45 professional staff positions and approximately 72 manufacturing operations positions.

                      ODS NETWORKS, INC. AND SUBSIDIARIES

4. 1998 RESTRUCTURING (CONTINUED)
Overall employment at the Company has decreased, predominately due to the restructuring, from approximately 415 employees in September 1998 to approximately 265 employees as of December 31, 1998, a decrease of 150 employees. In connection with these cost reduction actions, the Company incurred approximately $0.4 million of severance costs. The Company recognized a liability and expense for the cost of the involuntary termination benefits in fiscal 1998 as the Company's management approved the plan of termination during fiscal 1998 and terminations were complete as of December 31, 1998.

    The closure of certain facilities was initiated in 1998 and will be substantially complete in the second quarter of 1999. The sale of the Company's excess facility in Richardson, Texas, is expected by Company management to generate net proceeds in excess of the assets carrying value. Ongoing operating costs of the facilities from the commitment date through the completion date will be recognized as incurred. Additionally, costs to sell the assets and gains from the sale of such assets, if any, will be recognized when realized.

    There were no significant accrued liabilities at December 31, 1998 related to severance or other direct and incremental exit costs.

5. IMPAIRMENT OF EQUITY INVESTMENT

    In March 1998, the Company invested $1.25 million in convertible preferred stock in Blue Ridge Networks, Inc. ("Blue Ridge") which shares are convertible into common voting stock of Blue Ridge in an amount, if converted, equal to a minimum of 25% of the then outstanding voting interests of Blue Ridge. Blue Ridge is a privately held company which provides secure remote access products for local and wide area networks. This investment was accounted for using the equity method of accounting with the Company's share of losses of Blue Ridge reported in the income statement of the Company.

    Due to ongoing operating losses and the uncertainty of Blue Ridge obtaining additional outside financing, all remaining unamortized capitalized costs related to the Company's investments in Blue Ridge were written off as of December 31, 1998, resulting in a total charge to expense of approximately $1 million. The loss in value of the investment was determined to be other than temporary based on a review of Blue Ridge's current and expected operating performance and the Company's refocused efforts under the strategic restructuring plan which did not provide for additional Company investments into Blue Ridge.

                      ODS NETWORKS, INC. AND SUBSIDIARIES

6. BALANCE SHEET DETAIL (IN THOUSANDS)

INVENTORIES

                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1998       1997
                                                                           ---------  ---------
Raw materials                                                              $   1,845  $   4,077
Work in process                                                                  401      2,004
Finished products                                                              5,669      6,593
Demonstration systems                                                          1,347      1,997
                                                                           ---------  ---------
                                                                           $   9,262  $  14,671
                                                                           ---------  ---------
                                                                           ---------  ---------

INTANGIBLE ASSETS, NET

                                                                            1998       1997
                                                                          ---------  ---------
CMDS purchased software                                                   $   4,136  $      --
CMDS intangible asset                                                           135         --
Essential goodwill                                                            3,971         --
Essential purchased development                                               3,000         --
Essential intangible asset                                                      340         --
                                                                          ---------  ---------
                                                                             11,582
Accumulated amortization                                                       (968)        --
                                                                          ---------  ---------
                                                                          $  10,614  $      --
                                                                          ---------  ---------
                                                                          ---------  ---------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                             1998       1997
                                                                           ---------  ---------
Trade accounts payable                                                     $   3,345  $   5,381
Accrued sales commissions                                                        768        563
Accrued incentive bonus                                                          406         --
Accrued vacation                                                                 776        724
Accrued property taxes                                                           494        689
Accrued warranty expense                                                         475        475
Other (individually less than 5% of current liabilities)                       1,436        877
                                                                           ---------  ---------
                                                                           $   7,700  $   8,709
                                                                           ---------  ---------
                                                                           ---------  ---------

7. NOTE RECEIVABLE FROM STOCKHOLDER

    Note receivable from stockholder of $1.2 million at December 31, 1998 represents amounts loaned to an officer during the third quarter of 1998 secured by the Company's common stock. These amounts have been classified as contra-equity because in the event the officer fails to remit payment, the Company will receive shares of the Company's common stock.

                      ODS NETWORKS, INC. AND SUBSIDIARIES

8. LEASES

    The Company leases office space for its corporate headquarters in Richardson, Texas under an operating lease, the base term of which expires in February 2005, with two seven-year options to extend the term of the lease, subject to compliance with certain conditions. The Company also leases a separate warehouse facility adjacent to its headquarters under a lease which expires in June 2000. The Company leases office space in Albuquerque, New Mexico for Essential under an operating lease which expires in February 2009. In addition, the Company leases office space for its U.S. and international sales and engineering offices. Total rental expense of $2.3 million, $2.1 million and $1.9 million was charged to operations during 1998, 1997, and 1996, respectively.

    Future minimum lease payments consisted of the following at December 31, 1998 (in thousands):

1999                                                                                   $   1,544
2000                                                                                       1,267
2001                                                                                       1,240
2002                                                                                       1,188
2003                                                                                       1,150
Thereafter                                                                                 1,619
                                                                                       ---------
                                                                                       $   8,008
                                                                                       ---------
                                                                                       ---------

9. EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK PURCHASE PLAN

    On April 24, 1997 the Company adopted an Employee Stock Purchase Plan (the Purchase Plan) under which 0.5 million shares of common stock have been reserved for issuance. Eligible employees may designate not more than 10% of their compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan, and each participant may purchase up to 500 shares in any one calendar year. On January 31 and July 31 of each calendar year, shares of common stock are purchased with the employees' payroll deductions over the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price on the first day of the six-month period. The Purchase Plan will terminate no later than April 24, 2007. A total of 20,480 shares have been issued under the Purchase Plan as of December 31, 1998. Subsequent to December 31, 1998, 9,301 shares of stock were issued under the Purchase Plan for an aggregate purchase price of $41,482 related to the purchase period which commenced on August 1, 1998 and ended on January 31, 1999.

EMPLOYEE 401(K) PLAN

    The Company has adopted a plan known as the ODS 401(k) Savings Plan (the
Plan) to provide retirement and incidental benefits for its employees. The Plan covers substantially all employees who meet minimum age and service requirements. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax deferred salary deductions for eligible employees.

    Employees may contribute from 1% to 19% of their annual compensation to the Plan, limited to a maximum amount as set by the Internal Revenue Service. The Company matches employee contributions at the rate of $0.25 per each $1.00 of contribution on the first 4% of deferred compensation. Company

                      ODS NETWORKS, INC. AND SUBSIDIARIES

9. EMPLOYEE BENEFIT PLANS (CONTINUED)
matching contributions to the Plan were approximately $119,000, $121,000, and $110,000 in 1998, 1997 and 1996, respectively.

10. INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 and December 31, 1997 are as follows (in thousands):

                                                                              1998       1997
                                                                            ---------  ---------
Deferred tax assets:
  Foreign subsidiaries net operating loss carryforward                      $     404  $     429
  Net operating loss carryovers                                                 1,622         --
  Minimum tax credit                                                              410         --
  Book over tax depreciation                                                      268         --
  Intangibles                                                                     442         --
  Equity investments                                                              471         --
  Vacation accrual                                                                292        272
  Allowance for doubtful accounts and returns                                     202        285
  Warranty accrual                                                                179        179
  Inventory allowance                                                           2,667        973
  Deferred revenue                                                                179         --
  Other                                                                           252         12
                                                                            ---------  ---------
    Deferred tax assets                                                         7,388      2,150
  Valuation allowance for deferred tax assets                                  (7,388)      (429)
                                                                            ---------  ---------
    Deferred tax assets, net of allowance                                          --      1,721
                                                                            ---------  ---------
Deferred tax liabilities:
  Tax over book depreciation                                                       --        647
  Intangibles                                                                   1,361         --
  Other                                                                            --        (19)
                                                                            ---------  ---------
    Total deferred tax liabilities                                              1,361        628
                                                                            ---------  ---------
Net deferred tax assets (liabilities)                                       $  (1,361) $   1,093
                                                                            ---------  ---------
                                                                            ---------  ---------

    Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of the future benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the near to medium term. Management has considered these factors in determining the valuation allowance in 1998.

                      ODS NETWORKS, INC. AND SUBSIDIARIES

10. INCOME TAXES (CONTINUED)
    Significant components of the provision for income taxes for the years ended 1998, 1997 and 1996 are as follows (in thousands):

                                                                     YEAR ENDED DECEMBER 31,
                                                                 -------------------------------
                                                                   1998       1997       1996
                                                                 ---------  ---------  ---------
Income tax provision
  Federal:
    Current                                                      $  (5,630) $  (2,671) $   6,437
    Deferred                                                         1,478       (176)      (403)

  State:
    Current                                                            200       (249)       766
    Deferred                                                          (433)       (19)       (52)

  Foreign:
    Current                                                             40        111         42
                                                                 ---------  ---------  ---------
                                                                 $  (4,345) $  (3,004) $   6,790
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

    The differences between the provision for income taxes and income taxes computed using the federal statutory rate for the years ended 1998, 1997 and 1996 are as follows (in thousands):

                                                                    YEAR ENDED DECEMBER 31,
                                                                --------------------------------
                                                                   1998       1997       1996
                                                                ----------  ---------  ---------
Reconciliation of income tax provision to statutory rate:
  Income tax expense at statutory rate                          $  (10,513) $  (2,779) $   6,244
  State taxes, less federal benefit                                   (151)      (174)       466
  Increase in valuation allowance                                    5,136     --         --
  In process research and development                                  805     --         --
  Goodwill amortization                                                132     --             --
  Other                                                                246        (51)        80
                                                                ----------  ---------  ---------
                                                                $   (4,345) $  (3,004) $   6,790
                                                                ----------  ---------  ---------
                                                                ----------  ---------  ---------

                      ODS NETWORKS, INC. AND SUBSIDIARIES

    At December 31, 1998, the Company had net operating loss carryforwards of $0.3 million for income tax purposes that expire in 2018, and net operating loss carryforwards of approximately $4.0 million subject to both separate return loss year limitations and ownership change limitations under internal revenue code
Section 382, which begin expiring in 2008. Net operating loss carryforwards of the foreign subsidiaries of $0.8 million at December 31, 1998 are available indefinitely for offset only against taxable income generated by the foreign subsidiaries. In addition, the Company has tentative minimum tax credit carryovers of approximately $0.4 million which may be carried forward indefinitely.

    The Company made income tax payments of $0.1 million, $0.4 million and $7.4 million during 1998, 1997 and 1996, respectively.

11. STOCK, STOCK OPTIONS AND WARRANTS

    On May 7, 1998 in connection with the Company's acquisition of Essential the Company issued approximately 306,000 shares of the Company's Common Stock for all outstanding shares of Essential capital stock, and the Company issued approximately 104,000 stock options in exchange for all unexpired and unexercised options to acquire Essential capital stock.

    On September 25, 1998 in connection with the Company's acquisition of certain assets from Science Applications International Corporation ("SAIC"), the Company issued to SAIC 1.6 million shares of the Company's common stock and warrants to purchase 1,500,000 shares of its common stock. Two separate warrants each grant SAIC the right to purchase 750,000 shares of its common stock. The first warrant has an exercise price of $8.00 per share and a term of 18 months. The second warrant has an exercise price of $10.50 per share and a term of 24 months.

    At December 31, 1998, the Company has four stock-based compensation plans, which are described below. The Company established an Incentive Stock Option Plan in 1983, which provides for the issuance of options to key employees of the Company to purchase common stock of the Company. The 1983 Incentive Stock Option Plan was terminated on November 10, 1993.

    In 1987, an additional Incentive Stock Option Plan was established with similar provisions to allow for further issuance of options. The 1987 Incentive Stock Option Plan was terminated on January 26, 1997. Each plan provides for the issuance of up to 1.2 million shares of common stock upon exercise of options granted pursuant to the plans.

    In 1995, the Company adopted the 1995 Stock Option Plan (the 1995 Plan) which provides for the issuance of up to 1.6 million shares of common stock upon exercise of options granted pursuant to the 1995 Plan. The 1995 Plan provides for the issuance of both non-qualified and incentive stock options to employees, officers, and employee-directors of the Company.

    In 1995, the Company adopted the 1995 Non-employee Director Stock Option Plan (the 1995 Non-employee Director Plan) which provides for the issuance of up to 160,000 shares of common stock upon exercise of options granted pursuant to the 1995 Non-employee Director Plan. The Plan provides for the issuance of non-qualified stock options to non-employee directors.

    In 1995 and 1994, options to purchase 60,000 shares, and 12,000 shares, respectively, were granted to directors. The terms and exercise prices of these options are similar to the incentive stock options.

    Common shares reserved for future issuance under all of the stock option plans, warrants and employee stock purchase plans amounted to 4.4 million shares at December 31, 1998.

    The Compensation Committee of the Board of Directors determines the term of each option, option exercise price within limits set forth in the plans, number of shares for which each option is granted and the

                      ODS NETWORKS, INC. AND SUBSIDIARIES
rate at which each option is exercisable (generally ratably over three or five years from grant date). However, the exercise price of any incentive stock option may not be less than the fair market value of the shares on the date granted (or less than 110% of the fair market value in the case of optionees holding more than 10% of the voting stock of the Company), and the term cannot exceed ten years (five years for incentive stock options granted to holders of more than 10% of the Company's voting stock).

    A summary of the Company's stock option activity and related information for the years ended December 31, 1998, 1997 and 1996, is as follows:

                                                      1998                       1997                        1996
                                            ------------------------  --------------------------  --------------------------
                                                          WEIGHTED                    WEIGHTED                    WEIGHTED
                                             NUMBER OF     AVERAGE      NUMBER OF      AVERAGE      NUMBER OF      AVERAGE
                                            OPTIONS (IN   EXERCISE     OPTIONS (IN    EXERCISE     OPTIONS (IN    EXERCISE
                                            THOUSANDS)      PRICE      THOUSANDS)       PRICE      THOUSANDS)       PRICE
                                            -----------  -----------  -------------  -----------  -------------  -----------
Outstanding at beginning of year                 1,572    $   14.34         1,200     $   13.88         1,086     $    9.27
Granted                                          2,358         4.36           605         13.78           431         22.63
Exercised                                         (101)        2.69           (99)         2.93          (173)         3.53
Cancelled                                       (2,146)        9.76          (134)        16.15          (144)        17.80
                                            -----------                     -----                       -----
Outstanding at end of year                       1,683         7.53         1,572         14.34         1,200         13.88
                                            -----------                     -----                       -----
                                            -----------                     -----                       -----

Options exercisable at end of year                 535                        562                         481

    Information related to options outstanding at December 31, 1998, is summarized below:

                                                         OPTIONS OUTSTANDING
                                            ---------------------------------------------      OPTIONS EXERCISABLE
                                                                WEIGHTED                   ----------------------------
                                                                 AVERAGE       WEIGHTED                      WEIGHTED
                                            OUTSTANDING AT      REMAINING       AVERAGE    EXERCISABLE AT     AVERAGE
                                             12/31/98 (IN      CONTRACTUAL     EXERCISE     12/31/98 (IN     EXERCISE
RANGE OF EXERCISE PRICES                      THOUSANDS)          LIFE           PRICE       THOUSANDS)        PRICE
------------------------------------------  ---------------  ---------------  -----------  ---------------  -----------
$ 1.88-$ 2.50                                        901         9.80 YEARS    $    2.47             14      $    1.88
  2.95- 36.25                                        782         5.18 YEARS        13.36            521          11.91
                                                   -----                                          -----
                                                   1,683         7.65 YEARS         7.53            535          11.66
                                                   -----                                          -----
                                                   -----                                          -----

    SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, requires the disclosure of pro forma net income and earnings per share information computed as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method set forth in SFAS
123. The fair value for these options was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                          EMPLOYEE STOCK OPTIONS
                                                                      -------------------------------
                                                                        1998       1997       1996
                                                                      ---------  ---------  ---------
Expected dividend yield                                                     0.0%       0.0%       0.0%
Risk-free interest rate                                                     4.8%       6.0%       5.1%
Expected volatility                                                        70.0%      67.0%      62.0%
Expected life (in years)                                                    2.0        2.0        2.0

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options,

                      ODS NETWORKS, INC. AND SUBSIDIARIES
and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. In addition, because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, the pro forma information does not reflect the pro forma effect of all previous stock option grants of the Company, and thus the pro forma information is not necessarily indicative of future amounts until SFAS 123 is applied to all outstanding stock options.

    Information relating to the fair value of option grants made during 1998, 1997 and 1996 is as follows:

                                                                                          1998       1997       1996
                                                                                        ---------  ---------  ---------
Options granted with exercise price equal to fair value of common stock:
  Number of options (in thousands)                                                          2,358        550        393

  Weighted average exercise price per share                                                  4.36  $   13.62  $   22.35

  Weighted average fair value of stock option grants per Black-Scholes option
    valuation model                                                                     $    2.24  $    5.65  $   11.32

Options granted with exercise price greater than fair value of common stock:
  Number of options (in thousands)                                                            -0-         55         38

  Weighted average exercise price per share                                                   -0-  $   15.27  $   25.57

  Weighted average fair value of stock option grants per Black-Scholes option
    valuation model                                                                           -0-  $    5.17  $   10.95

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. For purposes of pro forma disclosure, the Company assumed that it would not receive a tax deduction or tax benefit for financial reporting purposes related to incentive stock options. In management's opinion, the pro forma disclosure is not necessarily indicative of the net financial effect assuming the Company was required to expense the fair value of employee stock options because an incentive stock option often generates a tax deduction for the Company because the stock option holder does not comply with the holding period requirements under applicable tax laws. The Company's pro forma information follows (in thousands, except earnings per share information):

                                                                   1998       1997       1996
                                                                ----------  ---------  ---------
Pro forma net income (loss)                                        (27,201)   ($7,535) $   8,946
Pro forma earnings per share                                    $    (1.58)    $(0.46) $    0.54

EXCHANGE OF STOCK OPTIONS IN 1998

    On January 21, 1998, the Compensation Committee of the Board of Directors approved a stock option exchange program (the "Initial Exchange Program"), pursuant to which certain employees and officers holding stock options (i) awarded under the Company's 1987 Incentive Stock Option Plan (the "1987 Plan") in 1997 and (ii) awarded prior to December 31, 1997, under the Company's 1995 Stock Option Plan (the "1995 Plan"), were given the opportunity to exchange such options (the "Existing Options") for new options (the "Initial New Options"), based on the fair market value of the Company's Common Stock at the close of business on January 30, 1998. All outside directors of the Company, the President and Chief Executive Officer, and one Executive Vice President were ineligible to participate in the Exchange Program.

                      ODS NETWORKS, INC. AND SUBSIDIARIES

    Pursuant to the Initial Exchange Program, holders of the Existing Options were offered the opportunity to exchange, on a share-for-share basis, such options for Initial New Options having an exercise price of $7.50 per share, the fair market value of the Company's Common Stock on the exchange date of January 30, 1998 (the "Exchange Date"). Each Initial New Option was awarded under the 1995 Plan and vests and is exercisable with respect to 20% of the shares covered thereby on each anniversary date of the Exchange Date. Eligible employees holding Existing Options for an aggregate of 646,800 shares of Common Stock with an average per share exercise price of approximately $15.87 elected to participate in the Initial Exchange Program and were issued Initial New Options covering the same aggregate number of underlying shares as they had held pursuant to their respective Existing Options. Other than the new exercise price and the commencement of a new vesting schedule, the option agreements relating to the Initial New Options are substantially identical to the option agreements of the Existing Options they replaced.

    On December 11, 1998, the Compensation Committee of the Board of Directors approved a second stock option exchange program (the "Exchange Program"), pursuant to which certain employees and officers holding incentive stock options
(i) awarded under the Initial Exchange Program, (ii) awarded under the 1995 Plan during 1998 (1998 Options) and (iii) assumed in connection with the Company's assumption of the Essential stock option plan in conjunction with the Company's acquisition of Essential ("Essential Options"), were given the opportunity, within certain limitations, to exchange such options (Initial New Options, 1998 Options and Essential Options, together the "Old Options") for new options (the "New Options"), based on the fair market value of the Company's Common Stock at the close of business on December 14, 1998. All outside directors of the Company, the President and Chief Executive Officer, and one Executive Vice President were ineligible to participate in the Exchange Program.

    Pursuant to the Exchange Program, holders of the Old Options were offered the opportunity to exchange, on a share-for-share basis, such options for New Options having an exercise price of $2.50 per share, the fair market value of the Company's Common Stock on the exchange date of December 14, 1998 (the "New Exchange Date"). In accordance with the 1995 Plan, each employee, unless otherwise ineligible, could exchange options to purchase up to 50,000 shares of the Company's Common Stock less all other option grants provided to the employee during 1998. Each New Option was awarded under the 1995 Plan and vests and is exercisable with respect to 33.3% of the shares covered thereby on each anniversary date of the New Exchange Date. Eligible employees holding Old Options for an aggregate of 859,524 shares of Common Stock with an average per share exercise price of approximately $7.40 per share elected to participate in the Exchange Program and were issued New Options covering the same aggregate number of underlying shares as they had held pursuant to their respective Old Options. Other than the new exercise price and the commencement of a new vesting schedule, the option agreements relating to the New Options are substantially identical to the option agreements of the Old Options they replaced.

    Both option exchange programs resulted from the significant declines in the market value of the Company's Common Stock since issuance of the Existing Options and Old Options, causing the Existing Options and Old Options to be exercisable at prices which substantially exceeded the market value of the Common Stock. In approving both exchange programs and in keeping with the Company's philosophy of utilizing equity incentives to motivate and retain qualified employees, the Compensation Committee acknowledged that retention and attraction of qualified employees are critical to the Company's success and its ability to continue to meet its performance objectives. Additionally, recognizing that stock options constitute a significant component of the Company's compensation structure, the Compensation Committee deemed it important to regain the incentive intended to be provided by the Existing Options and Old Options to purchase shares of the Company's Common Stock and therefore serve as a significant factor in the Company's ability to continue to attract and retain the services of superior quality personnel.

                      ODS NETWORKS, INC. AND SUBSIDIARIES

12. EARNINGS PER SHARE

                                                                                    FOR THE YEAR ENDED DEC. 31,
                                                                                 ---------------------------------
                                                                                    1998        1997       1996
                                                                                 ----------  ----------  ---------
Numerator:
Net loss                                                                         $  (25,750) $   (4,937) $  11,051
                                                                                 ----------  ----------  ---------
Numerator for basic and diluted earnings per share                               $  (25,750) $   (4,937) $  11,051

Denominator:
Denominator for basic earnings per share--weighted average common shares
  outstanding                                                                        17,190      16,437     16,261
Effect of dilutive securities:
  Stock options and warrants                                                              0           0        564
                                                                                 ----------  ----------  ---------
Denominator for diluted earnings per share--adjusted weighted average common
  shares outstanding                                                                 17,190      16,437     16,825
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------
Basic earning (loss) per share                                                   $    (1.50) $     (.30) $    0.68
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------
Diluted earnings (loss) per share                                                $    (1.50) $     (.30) $    0.66
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------

    Total stock options and warrants outstanding in 1998, 1997 and 1996 that are not included in the diluted earnings per share computation due to the antidilutive effect are 3.2 million, 1.6 million, and 0.6 million, respectively. Such options are excluded due to the Company incurring a net loss per share in that year or due to exercise prices exceeding the average market value of the Company's common stock in the applicable period.

13. MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

    The Company's operations were concentrated in one segment--the design, development and manufacture of secure networking products. Sales to customers exceeding 10% of total sales were as follows: 1998--$9.8 million to various agencies of the U.S. Government (aggregated as one); 1997--$14.9 million to EDS and $10.8 million to various agencies of the U.S. Government (aggregated as one); 1996-- $22.9 million to EDS, $15.9 million to various agencies of the U.S. Government (aggregated as one) and $14.2 million to AT&T.

    Export sales, primarily to Europe, Asia, Latin America and Canada, were $14.9 million in 1998, $25.1 million in 1997, and $17.1 million in 1996. No significant long-lived assets are deployed outside of the United States.

                      ODS NETWORKS, INC. AND SUBSIDIARIES

                          SUPPLEMENTAL FINANCIAL DATA

SUMMARIZED QUARTERLY DATA (UNAUDITED)
  (In thousands, except per share amounts)

                                                                                    1998
                                                           -------------------------------------------------------
                                                              Q1        Q2(1)      Q3(2)      Q4(3)       TOTAL
                                                           ---------  ---------  ---------  ----------  ----------
Revenue                                                    $  18,213  $  25,215  $  18,397  $   12,785  $   74,610
Gross profit                                                   8,015     10,826      7,727      (2,188)     24,380
Net income (loss)                                             (1,974)    (3,209)    (3,525)    (17,042)    (25,750)
Net income (loss) per share                                    (0.12)     (0.19)     (0.21)      (0.92)      (1.50)

                                                                                    1997
                                                           -------------------------------------------------------
                                                              Q1         Q2         Q3          Q4        TOTAL
                                                           ---------  ---------  ---------  ----------  ----------
Revenue                                                    $  20,161  $  27,868  $  26,231  $   18,067  $   92,327
Gross profit                                                   8,996     11,792     10,529       5,215      36,532
Net income                                                    (1,178)       129       (431)     (3,457)     (4,937)
Net income per share                                           (0.07)      0.01      (0.03)      (0.21)      (0.30)

------------------------

(1) The results for the second quarter of 1998 include a $2.3 million write-off of acquired in-process research and development as restated for adjustment to the initial Essential acquisition purchase price allocation wherein originally $5.3 million was allocated to in-process research and development and was subsequently reduced by $3.0 million. The Company adjusted the amount originally allocated to acquired in-process research and development to reflect the new methodology set forth in the September 1998 letter from the SEC staff to the American Institute of Certified Public Accountants.

(2) The results for the third quarter of 1998 includes a $0.7 million write-off, net of taxes, of acquired in-process research and development related to the Company's acquisition of Computer Misuse Detection System assets from Science Application International Corporation.

(3) The results for the fourth quarter of 1998 includes a $3.9 million restructuring charge and a related writedown of inventory of $6.7 million.

                               INDEX TO EXHIBITS

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

 10.12(6)             1997 Employee Stock Purchase Plan of ODS Networks, Inc. (formerly Optical Data Systems, Inc.)

10.13(10)             Amendment to the ODS 401(K) Savings Plan, effective May 29, 1998.

10.14(10)             Amendment to the ODS 401(K) Savings Plan, effective October 1, 1998.

 10.15(8)             Asset and Securities Purchase Agreement, dated as of September 25, 1998, by and among the
                       Registrant and Science Applications International Corporation.

 10.16(8)             Registration Rights Agreement, dated as of September 25, 1998, by and between the Registrant and
                       Science Applications International Corporation.

 10.17(8)             $8.00 Warrant to Purchase Common Stock of the Registrant, dated September 25, 1998, issued to
                       Science Applications International Corporation.

 10.18(8)             $10.50 Warrant to Purchase Common Stock of the Registrant, dated September 25, 1998, issued to
                       Science Applications International Corporation.

 10.19(8)             Stockholder and Voting Agreement, dated as of September 25, 1998, by and among Science Applications
                       International Corporation, the Registrant and certain stockholders of the Registrant.

 10.20(8)             Strategic Alliance Agreement, dated as of September 25, 1998, by and between Science Applications
                       International Corporation and the Registrant.

 10.21(8)             Software Royalty, Grant Back and Improvements License Agreement, dated as of September 25, 1998, by and between Science Applications International Corporation and the Registrant.

 EXHIBIT
 NUMBER                                                     DESCRIPTION OF EXHIBIT
---------             ---------------------------------------------------------------------------------------------------
 10.22(8)             PartnersPlus Agreement, dated September 25, 1998, by and between the Registrant and Science
                       Applications International Corporation.

 10.23(9)             Agreement and Plan of Merger, dated April 30, 1998, by and among the Registrant, ECC Acquisition
                       Corp., and Essential Communication Corporation.

21(10)                Subsidiaries of the Registrant.

23(10)                Consent of Independent Auditors.

27(10)                Financial Data Schedule.

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

 (7) Filed as an Exhibit in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-20191), which Exhibit is incorporated herein by reference.

 (8) Filed as an Exhibit in the Registrant's Current Report on Form 8-K (Item
     5), dated October 13, 1998 (File No. 0-20191), which Exhibit is incorporated herein by reference.

 (9) Filed as an Exhibit in the Registrant's Current Report on Form 8-K (Item
     2), dated May 21, 1998 (File No. 0-20191), which Exhibit is incorporated herein by reference.

 (10) Filed herewith.

                                                                     SCHEDULE II

                               ODS NETWORKS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                       BALANCE AT   CHARGED TO                               BALANCE AT
                                                        BEGINNING    COSTS AND                                 END OF
DESCRIPTION                                             OF PERIOD    EXPENSES     TRANSFERS     DEDUCTIONS     PERIOD
-----------------------------------------------------  -----------  -----------  ------------  ------------  -----------
Year ended December 31, 1996:
Deducted from asset accounts:
  Allowance for Doubtful Accounts and Returns........   $     617    $     227          --      $      22**   $     822
  Inventory Obsolescence Reserve.....................   $     631    $   2,421          --      $   1,067*    $   1,985

Year ended December 31, 1997:
Deducted from asset accounts:
  Allowance for Doubtful Accounts and Returns........   $     822    $      86          --      $     150**   $     758
  Inventory Obsolescence Reserve.....................   $   1,985    $   7,693          --      $   7,484*    $   2,194

Year ended December 31, 1998:
Deducted from asset accounts:
  Allowance for Doubtful Accounts and Returns........   $     758    $     146   $      74***   $      98**   $     880
  Inventory Obsolescence Reserve.....................   $   2,194    $   5,777   $     230***   $   1,627*    $   6,574

------------------------

*   Obsolete inventory written off.

**  Uncollectible accounts written off.

*** Reserves related to acquisition of Essential Communication Corporation.