Form 10-Q
period 1999-03-31
ODS NETWORKS INC
filed 1999-05-14
CIK 736012

-------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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
                   (Former name, if changed since last report)

                                 *  *  *  *  *  *

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No
                                                  --    --
                                 *  *  *  *  *  *
The number of shares outstanding of the Registrant's Common Stock, $.01 par value, on April 30, 1999 was 18,535,530.

------------------------------------------------------------------------------

                               ODS NETWORKS, INC.
                               ------------------
                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                    PAGE
                                                                    ----
Item 1.  Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 1999
     and December 31, 1998 . . . . . . . . . . . . . . . . . . .      3

Condensed Consolidated Statements of Operations for the three
     months ended March 31, 1999 and March 31, 1998  . . . . . .      4

Condensed Consolidated Statements of Cash Flows for the three
     months ended March 31, 1999 and March 31, 1998. . . . . . .      5

Notes to Condensed Consolidated Financial Statements . . . . . .      6-7

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition. . . . . . . . . . .      8-17

Item 3. Quantitative and Qualitative Disclosures About Market Risk    18

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . .     19

Signature Page . . . . . . . . . . . . . . . . . . . . . . . . .     20


                       ODS NETWORKS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except par value amounts)

                                                March 31,    Dec. 31,
                                                  1999        1998
                                               ----------   ---------
                                               (Unaudited)
                                     ASSETS
Current Assets:
   Cash and cash equivalents                     $12,736      $16,791
   Short-term investments                          5,754        4,760
   Accounts receivable, net of allowance           7,420        6,265
      for doubtful accounts and returns
      of $870 in 1999 and $880 in 1998
   Income taxes receivable                         4,711        4,749
   Inventories                                     7,552        9,262
   Other assets                                      900          759
                                                 -------      -------
Total current assets                              39,073       42,586

Property and equipment (net)                       7,386        7,627
Long-term investments                                998          -
Equity investment                                    700          700
Goodwill and intangible assets, net               10,222       10,614
Other assets                                         174          183
                                                 -------      -------
TOTAL ASSETS                                     $58,553      $61,710
                                                 =======      =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses         $ 7,123      $ 7,700
   Deferred revenue                                2,754        3,123
                                                 -------      -------
Total current liabilities                          9,877       10,823

Deferred tax liabilities                           1,316        1,361
Capital lease obligation                              15           20

Stockholders' Equity:
   Preferred stock, $.01 par value,
      Authorized shares - 5,000
      No shares issued and outstanding
   Common stock, $.01 par value,
      Authorized shares - 80,000
      Issued and outstanding shares - 18,536
      in 1999 and 18,513 in 1998                     185          185
   Additional paid-in capital                     29,636       29,551
   Retained earnings                              19,033       21,282
   Note receivable from stockholder               (1,187)      (1,189)
   Foreign currency translation adjustments         (322)        (323)
                                                  ------       ------
Total stockholders' equity                        47,345       49,506
                                                 -------      -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $58,553      $61,710
                                                 =======      =======

                             See accompanying notes.

                       ODS NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                     Three Months Ended
                                                --------------------------
                                                  March 31,      March 31,
                                                    1999           1998
                                                ----------       ---------
Net sales                                          $14,065        $18,213
Cost of sales                                        7,890         10,198
                                                   --------        --------
     Gross profit                                    6,175          8,015

Operating expenses:
     Sales and marketing                             4,693          7,802
     Research and development                        2,330          2,667
     General and administrative                      1,259          1,163
     Amortization of intangibles                       391            -
                                                   --------       --------
Operating loss                                      (2,498)        (3,617)

Interest income, net                                   249            439
                                                   --------       --------
Loss before income taxes                            (2,249)        (3,178)

Income tax benefit                                     -           (1,204)
                                                   --------       --------
Net loss                                           $(2,249)       $(1,974)
                                                   ========       ========

Basic and diluted loss per share                   $ (0.12)       $ (0.12)
                                                   ========       ========

Weighted average common shares
   outstanding                                      18,530         16,503
                                                   ========       ========
Weighted average shares outstanding
   assuming dilution                                18,530         16,503
                                                   ========       ========


                             See accompanying notes.

                       ODS NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                      Three Months Ended
                                                  --------------------------
                                                   March 31,      March 31,
                                                     1999           1998
                                                  -----------     ----------
Operating Activities:
Net loss                                           $ (2,249)      $ (1,974)
Adjustments to reconcile net loss to
 net cash used in operating activities:
   Depreciation and amortization                        872            821
   Deferred income taxes                                (45)          (293)
 Changes in operating assets and liabilities:
      Accounts receivable                            (1,155)        (1,465)
      Income taxes receivable                            38           (469)
      Inventories                                     1,710         (3,238)
      Other assets                                     (132)          (206)
      Accounts payable and accrued expenses            (582)         2,614
      Deferred revenue                                 (369)           (55)
                                                    --------       --------
Net cash used in operating activities                (1,912)        (4,265)
                                                    --------       --------
Investing Activities:
  Equity Investment                                       -         (1,250)
  Purchases of short-term investments                (1,000)             -
  Maturities of short-term investments                    -          3,636
  Purchases of long-term investments                   (998)             -
  Maturities of long-term investments                     6              3
  Purchases of property and equipment                  (239)          (627)
                                                    --------       --------
Net cash provided by (used in) activities            (2,231)         1,762
                                                    --------       --------
Financing Activities:
  Exercise of warrants and employee stock options        85            171
  Payments on stockholder loan                            2              -
                                                    --------       --------
Net cash provided by financing activities                87            171
                                                    --------       --------
Effect of foreign currency translation
 adjustment on cash and cash equivalents                  1             30
                                                    --------       --------
Net decrease in cash and cash equivalents            (4,055)        (2,302)

Cash and cash equivalents at beginning of
 period                                              16,791         17,911
                                                   --------       --------
Cash and cash equivalents at end of period         $ 12,736       $ 15,609
                                                   ========       ========

                             See accompanying notes.

                       ODS NETWORKS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
        ----------------------------------------------------------------

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The December 31, 1998 balance sheet was derived from audited financial statements, but does not include all the disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The results of operations for the three month period ending March 31, 1999 are not necessarily indicative of the results which may be achieved for the full fiscal year or for any future period. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2. Inventories (In thousands)

Inventories consist of:


                                         March 31,       Dec. 31,
                                          1999             1998
                                        -------------------------
                                        (unaudited)
   Raw materials                         $ 1,535        $ 1,845
   Work in process                           782            401
   Finished products                       4,036          5,669
   Demonstration systems                   1,199          1,347
                                         -------        -------
                                         $ 7,552        $ 9,262
                                         =======        =======


3. Goodwill and Intangibles (In thousands)

Included in goodwill and intangibles are the following:


                                         March 31,       Dec. 31,
                                          1999             1998
                                       --------------------------
                                        (unaudited)
   CMDS purchased software             $ 4,136            $ 4,136
   CMDS intangible asset                   135                135
   Essential goodwill                    3,971              3,971
   Essential purchased development       3,000              3,000
   Essential intangible asset              340                340
                                        -------           -------
                                        11,582             11,582

   Accumulated amortization              1,360                968
                                       -------            -------
                                       $10,222            $10,614
                                       =======            =======


4. Accounts Payable and Accrued Expenses (In thousands)

Included in accounts payable and accrued expenses are the following:


                                          March 31,     Dec. 31,
                                           1999           1998
                                        ------------------------
                                         (unaudited)
      Accounts payable                   $ 3,610        $ 3,345
      Accrued sales commissions              486            768
      Accrued property taxes                 121            494
      Accrued vacation expense               773            776
      Accrued incentive bonus                249            406
      Accrued warranty expense               475            475
      Other (individually less than
       5% of current liabilities)          1,409          1,436
                                         -------        -------
                                         $ 7,123        $ 7,700
                                         =======        =======


5. Note Receivable from Stockholder

Note receivable from stockholder of $1.2 million at March 31, 1999 and December 31, 1998 represents amounts loaned to an officer during the third quarter of 1998 secured by the Company's common stock. These amounts have been classified as contra-equity because in the event the officer fails to remit payment, the Company will receive shares of the Company's common stock.

6. Earnings per Share (In thousands, except per share amounts)


                                                  Three Months Ended
                                                -----------------------
                                                March 31,     March 31,
                                                 1999           1998
                                                -----------------------
                                                       (unaudited)
       Numerator:
       Net loss                                $ (2,249)      $ (1,974)
                                               ---------      ---------
       Numerator for basic and diluted
           earnings per share                  $ (2,249)      $ (1,974)

       Denominator:

       Denominator for basic earnings
           per share - weighted average
           common shares outstanding             18,530         16,503

       Effect of dilutive securities:
           Stock options and warrants                 0              0
       Denominator for diluted earnings
           per share - adjusted weighted
           average common shares out-
           standing                              18,530         16,503
                                               =========      =========
        Basic loss per share                   $  (0.12)      $  (0.12)
                                               =========      =========
        Diluted loss per share                 $  (0.12)      $  (0.12)
                                               =========      =========


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales. The period to period comparison of financial results is not necessarily indicative of future results.

                                                           Three Months Ended
                                                           ------------------
                                                                March 31,
                                                           ------------------
                                                           1999         1998
                                                           ----         ----
       Net sales                                          100.0%       100.0%
       Cost of sales                                       56.1         56.0
                                                          -----        -----
       Gross profit                                        43.9         44.0
       Operating expenses:
          Sales and marketing expenses                     33.4         42.8
          Research and development expenses                16.6         14.6
          General and administrative expenses               8.9          6.4
          Amortization of intangibles                       2.8          -
                                                          -----        -----
       Operating loss                                     (17.8)       (19.8)
       Interest income, net                                 1.8          2.4
                                                          -----        -----
       Loss before income taxes                           (16.0)       (17.4)
       Income tax (benefit) provision                       -           (6.6)
                                                          ------       ------
       Net loss                                           (16.0)%       10.8)%
                                                          ======       ======
       Switching product sales                             57.4%        41.1%
       Shared bandwidth hub sales                          23.4         49.8
       Security, service and other sales                   19.2          9.1
                                                          ------       -----
       Net sales                                          100.0%       100.0%
                                                          =====        =====
       Domestic sales                                      83.8%        80.6%
       Export sales to:
         Europe                                            12.3         12.2
         Canada                                             1.9          4.5
         Asia                                               1.0          2.1
         Latin America                                      1.0          0.6
                                                          -----        -----
       Net sales                                          100.0%       100.0%
                                                          =====        =====


Net Sales. Net sales for the quarter ended March 31, 1999 decreased to $14.1 million compared to $18.2 million for the same period of 1998 as sales of the Company's network switching and data security products did not increase quickly enough to offset the decrease in sales of its prior generation shared bandwidth intelligent hubs. Demand for prior generation shared bandwidth intelligent hubs may continue to decline as the market transitions to switching products with enhanced price/performance characteristics. The Company's goal is to transition an increasing proportion of its net sales to data security and high performance switching solutions in 1999.

Export sales for the quarter ended March 31, 1999 decreased to $2.3 million compared to $3.5 million for the same period of 1998, primarily due to decreases in European sales. Adverse economic conditions in certain foreign countries may continue to adversely affect demand for the Company's products in those countries for the remainder of 1999.

Sales to Electronic Data Systems Corporation ("EDS") were 6.4% of net sales during the quarter ended March 31, 1999, compared to 13.7% of net sales for the same period of 1998. Sales to SGI, Inc. ("SGI") were 18.6% of net sales during the quarter ended March 31, 1999. Direct net sales to various agencies of the U.S. Government were 17.3% of net sales during the quarter ended March 31, 1999 compared to 13.7% of net sales for the same period of 1998. In addition, a portion of the Company's sales to EDS, SGI and other corporations were resold by those organizations to various agencies of the U.S. Government.

Gross Profit. Gross profit decreased to $6.2 million or 43.9% of net sales for the quarter ended March 31, 1999 compared to $8.0 million or 44.0% of net sales for the quarter ended March 31, 1998. Gross profit margins in future periods may be affected by several factors such as continued product transition, declining market demand for prior generation products, obsolescence or surplus of inventory, shifts in product mix, changes in channels of distribution, sales volume, fluctuation in manufacturing costs, pricing strategies of the Company and its competitors and fluctuations in sales of integrated third-party products. Gross profit margins are typically lower on sales of integrated third-party products.

Sales and Marketing. Sales and marketing expenses decreased to $4.7 million or 33.4% of net sales for the quarter ended March 31, 1999 compared to $7.8 million or 42.8% of net sales for the quarter ended March 31, 1998. The Company expects sales and marketing expenses to decrease in 1999 compared to 1998 based on its restructuring and expense reduction programs. Sales and marketing expenses may vary as a percentage of net sales in the future.

Research and Development. Research and development expenses decreased to $2.3 million or 16.6% of net sales for the quarter ended March 31,1999 compared to $2.7 million or 14.6% of net sales for the quarter ended March 31, 1998. The Company's research and development costs are expensed in the period incurred. The Company expects research and development expenses to decrease in 1999 compared to 1998 based on the Company's restructuring and expense reduction programs implemented in the fourth quarter of 1998.

General and Administrative. General and administrative expenses increased to $1.3 million or 8.9% of net sales for the quarter ended March 31, 1999 from $1.2 million or 6.4% of net sales for the quarter ended March 31, 1998. General and administrative expense may vary as a percentage of net sales in the future.

Amortization. The Company incurred $0.4 million of amortization expense for the quarter ended March 31, 1999 primarily associated with the amortization of intangible assets related to the acquisition of Essential Communication Corporation ("Essential") and the acquisition of certain assets of Science Applications International Corporation ("SAIC") in 1998.

Interest. Net interest income decreased to $0.2 million for the quarter ended March 31, 1999 compared to $0.4 million for the same period in 1998. Net interest income may vary in the future based on the Company's cash flow and rate of return on investments.

Income Taxes. The Company did not record an income tax benefit for the quarter ended March 31, 1999 related to its net operating losses which can be carried forward to offset taxable income in future periods.

Liquidity and Capital Resources

The Company's principal sources of liquidity at March 31, 1999 were $12.7 million of cash and cash equivalents, $5.8 million of short-term investments, $1.0 million of highly liquid investments with a stated maturity beyond one year. As of March 31, 1999, working capital was $29.2 million compared to $31.8 million as of December 31, 1998.

Cash flows used in operations for the quarter ended March 31, 1999 were $1.9 million, primarily due to an increase in accounts receivable balances, a decrease in accounts payable and accrued expenses and a net loss for the period, partially offset by a decrease in inventory. Future fluctuations in accounts receivable and inventory balances will be dependent upon several factors, including, but not limited to, quarterly sales, ability to collect accounts receivable timely, the Company's strategy as to building inventory in advance of receiving orders from customers, and the accuracy of the Company's forecasts of product demand and component requirements.

Cash used by investing activities in the quarter ended March 31, 1999 consisted of purchases of short-term investments of $1.0 million, purchases of long term investments of $1.0 million and equipment purchases of $0.2 million.

Cash provided by financing activities in the quarter ended March 31, 1999 was $0.1 million, which primarily consisted of the issuance of common stock upon the exercise of employee stock options.

During the quarter ended March 31, 1999, the Company funded its operations through the use of cash and cash equivalents.

The Company believes that its cash, cash equivalents and investment balances will provide sufficient cash resources to finance its operations and currently projected capital expenditure through 1999. However, there can be no assurance that the Company's cash resources will be sufficient for 1999.

The Company intends to explore possible acquisitions of businesses, products and technologies that are complementary to those of the Company. The Company is continuing to identify and prioritize additional networking and security technologies which it may wish to develop, either internally or through the licensing or acquisition of products from third parties. While the Company engages from time to time in discussions with respect to potential acquisitions, there can be no assurances that any acquisitions will be made or that the Company will be able to successfully integrate any acquired business. In order to finance acquisitions, it may be necessary for the Company to raise additional funds through public or private financings. Any equity or debt financings, if available at all, may be on terms which are not favorable to the Company and, in the case of equity financings, may result in dilution to the Company's stockholders.

Factors That May Affect Future Results of Operations

Numerous factors may affect the Company's business and future results of operations. These factors include, but are not limited to, technological changes, competition and market acceptance, acquisitions, intellectual property and licenses, product transitions, manufacturing and suppliers, third-party products, dependence on key customers, international operations, intellectual property and Year 2000 compliance issues. The discussion below addresses some of these and other factors. For a more thorough discussion of these and other factors that may affect the Company's business and future results, see the discussion under the caption "Factors That May Affect Future Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Technological Changes. The market for the Company's products is characterized by frequent product introductions, rapidly changing technology and continued evolution of new industry standards. The market for network intelligent hubs, switches, and management and security products requires the Company's products to be compatible and interoperable with products and architectures offered by various vendors, including other networking products, workstation and personal computer architectures and computer and network operating systems. The Company's success will depend to a substantial degree upon its ability to develop and introduce in a timely manner new products and enhancements to its existing products that meet changing customer requirements and evolving industry standards. The development of technologically advanced products is a complex and uncertain process requiring high levels of innovation as well as the accurate anticipation of technological and market trends. There can be no assurance that the Company will be able to identify, develop, manufacture, market and support new or enhanced products successfully or in a timely manner. Further, the Company or its competitors may introduce new products or product enhancements that shorten the life cycle of, or obsolete, the Company's existing product lines which could have a material adverse effect on the Company's business, operating results and financial condition.

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

There are numerous companies competing in various segments of the data security and network switch markets. The Company's principal competitors include Cisco Systems, Inc. ("Cisco"), Cabletron Systems, Inc. ("Cabletron"), Lucent Technologies ("Lucent"), Nortel Networks ("Nortel"), 3Com Corporation ("3Com"), FORE Systems, Inc. ("FORE Systems"), Alcatel USA, Inc. ("Alcatel"), International Business Machines Corporation ("IBM"), Axent Technologies, Inc. ("Axent"), Security Dynamics Technologies, Inc. ("Security Dynamics"), Internet Security Systems, Inc. ("ISS"), and Network Associates, Inc. Several of the Company's competitors have substantially greater financial, technical, sales and resources, better name recognition and a larger customer base than the Company.

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


Manufacturing and Suppliers. All of the materials used in the Company's products are purchased under contracts or purchase orders with third parties. While the Company believes that many of the materials used in the production of its products are generally readily available from a variety of sources, certain components such as microprocessors and ASICs are available from one or a limited number of suppliers. The lead times for delivery of components vary significantly and exceed twelve weeks for certain components. If the Company should fail to forecast its requirements accurately for components, it may experience excess inventory or shortages of certain components which could have an adverse effect on the Company's business and operating results. Further, any interruption in the supply of any of these components, or the inability of the Company to procure these components from alternative sources at acceptable prices, within a reasonable time, could have an adverse effect on the Company's business and operating results.

The Company's operational strategy relies on outsourcing product assembly and certain other operations. There can be no assurance that the Company will effectively manage its third-party contractors or that these contractors will meet the Company's future requirements for timely delivery of products of sufficient quality or quantity. Further, the Company intends to introduce a number of new products and product enhancements in 1999 which will require that the Company rapidly achieve volume production of those new products by coordinating its efforts with those of its suppliers and contractors. The inability of the third-party contractors to provide ODS with adequate supplies of high-quality products could cause a delay in the Company's ability to fulfill orders and could have an adverse effect on the Company's business and operating results.

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

Dependence on Key Customers. A relatively small number of customers have accounted for a significant portion of the Company's revenue. U.S. Government agencies and strategic network integrators are expected to continue to account for a substantial portion of the Company's net revenue. The Company continuously faces competition from Cisco, Cabletron, Lucent, Nortel, FORE Systems, Alcatel, 3Com, Axent, Security Dynamics, ISS and others for U.S. Government networking and security projects and corporate networking and security installations. Any reduction or delay in sales of the Company's products to these customers could have a material adverse effect on the Company's operating results.

International Operations. The Company's international operations may be affected by changes in demand resulting from fluctuations in currency exchange rates and local purchasing practices, including seasonal fluctuations in demand, as well as by risks such as increases in duty rates, difficulties in distribution, regulatory approvals and other constraints upon international trade. For example, the fluctuation in currency exchange rates and adverse economic developments in Malaysia, South Korea and certain other countries adversely affected demand for the Company's products in those countries in 1998 and may continue to adversely affect demand for the Company's products in those countries in 1999. The Company's sales to foreign customers are subject to export regulations. In particular, certain sales of the Company's high performance networking and data security products require clearance and export licenses from the U.S. Department of Commerce. Any inability to obtain clearances or any required foreign regulatory approvals on a timely basis could have a material adverse effect on the Company's operating results.

Intellectual Property and Licenses. The Company's success and its ability to compete are dependent, in part, upon its proprietary technology. The Company does not hold any issued patents and currently relies on a combination of contractual rights, trade secrets and copyright laws to establish and protect its proprietary rights in its products. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

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

GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS:

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

Based on assessments, the Company determined that it was necessary to implement upgrades to financial information systems software so that these systems will properly utilize dates beyond December 31, 1999. The Company presently believes that the necessary upgrades and related modifications of existing software are complete and that the Year 2000 Issue has been mitigated. However, if such modifications and replacements are not complete, the Year 2000 Issue could have a material impact on the operations of the Company.

The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. The Company further classified all information technology systems as mission critical and non-mission critical based on the potential for the Company's operations to be significantly affected by an IT systems ability to process Year 2000 dates properly. The completed assessment indicated that most of the Company's significant information technology systems could be affected, particularly the general ledger, billing, payroll, and inventory systems. That assessment also indicated that software and hardware (embedded chips) used in production and manufacturing systems (hereafter also referred to as operating equipment) also are at risk. Based on a review of its product line, the Company has determined that most of the products it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products. In addition, the Company has gathered and continues to gather information about the Year 2000 compliance status of its significant suppliers and subcontractors and continues to monitor their compliance.

STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT. For its information technology exposures, to date, the Company is 100% complete on all phases with respect to all mission critical systems that could be significantly affected by the Year 2000. The assessment phase on non-mission critical systems are 100% complete with 75% of non-mission critical systems through the remediation phase. The implementation phase for all non-mission critical systems is expected to be complete in the second quarter of 1999. If the completed and planned modifications for mission critical and non-mission critical IT systems are inadequate, the Year 2000 Issue could have a material impact on the operations of the Company.

The assessment phase on the Company's products did not identify any significant use of any real time clocks that would be affected by the Year 2000 Issue. Therefore, the Company's Year 2000 activities with respect to the Company's products are 100% complete. If management's assessment with respect to the Company's products is incorrect, the Company may not be able to manufacture and ship products, fill customer orders or comply with contractual obligations. Management believes, based on its assessment, that the Company is not at significant risk with respect to Year 2000 compliance of the Company's products.

For operating equipment, generally considered non-critical to the Company's operations, the Company is 90%, 90% and 90% complete in the remediation, testing, and implementation phases, respectively. The Company expects to complete its remediation efforts by the end of the third quarter of 1999. Testing and implementation of affected equipment is expected to be complete by the third quarter of 1999.

NATURE AND LEVEL OF IMPORTANCE OF THIRD PARTIES AND THEIR EXPOSURE TO THE YEAR 2000. The Company's payroll application is processed directly by a third-party vendor. The Company has obtained and evaluated representations from the third-party vendor to ensure that the Company's outsourced payroll application is Year 2000 compliant.

There are no significant third party vendors that interface directly with the Company's information systems. The Company has started but not completed queries of its significant customers, suppliers and subcontractors that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

COSTS. The Company utilizes both internal and external resources to reprogram, or replace, test and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $0.3 million to $0.4 million and has been funded through operating cash flows and working capital. To date, the Company has expensed approximately $0.25 million related to all phases of the Year 2000 project. The remaining $0.05 to $0.15 million relates to completing assessment, remediation, testing and implementation with respect to non-critical operating equipment and ongoing evaluation of third- party representations of Year 2000 readiness. The remaining Year 2000 Issue costs will be expensed as incurred.

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continuous availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

RISKS. Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has completed all necessary phases of the Year 2000 program with respect to mission- critical information technology and the Company's products. Further, as noted above, the Company continues the assessment, remediation, testing and implementation phases with respect to non-mission-critical IT systems and operating equipment, and continues to gather and evaluate representations from other third parties. In the event that the Company has not fully completed all phases with respect to each category of Year 2000 exposure, the Company could be unable to take customer orders, manufacture and ship products, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

The Company has contingency plans for certain critical applications and is working on plans for others. These contingency plans involve, among other actions, manual workarounds, increasing inventories, adjusting staffing strategies and restoring systems with backup copies of Company software and data and backdating operating systems until Year 2000 issues are resolved.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange. The Company's revenue originating outside the U.S. in the quarters ended March 31, 1999, 1998 and 1997 were 16.2%, 19.4% and 21.6% of total revenues, respectively. Revenues generated from the European region in the quarters ended March 31, 1999, 1998 and 1997 were 12.3%, 12.2% and 10.2% of total revenues, respectively. International sales are made mostly from the Company's foreign sales subsidiaries in the local countries and are typically denominated in U.S. dollars. These subsidiaries incur most of their expenses in the local currency.

The Company's international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely affected by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company in 1999, 1998 and 1997 was not material.

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

Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses of principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The Company's investment securities are held for purposes other than trading. Certain of the investment securities had maturities in excess of one year. The weighted-average interest rate on investment securities at March 31, 1999 was 6.0%. The fair value of investments held at March 31, 1999 approximate amortized cost.

PART II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (A.)     EXHIBITS.  The following exhibits are included herein:

                    (27)  Financial Data Schedule

         (B.)     FORM 8-K.  The Registrant filed no reports on Form 8-K and none were required to be filed during the three months ended March 31, 1999.

                               S I G N A T U R E S




Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ODS NETWORKS, INC.
                                        (Company)



Date: May 14, 1999         By: /s/ TIMOTHY W. KINNEAR
                           -----------------------------------
                                  Timothy W. Kinnear
                                Chief Operating Officer and
                                Chief Financial Officer
                              (Principal Financial Officer)



                              By: /s/ JAY R. WIDDIG
                              --------------------------------
                                      Jay R. Widdig
                               Corporate Controller
                              (Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
-------

        27    Financial Data Schedule