Form 10-Q
period 1999-06-30
ODS NETWORKS INC
filed 1999-08-12
CIK 736012

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                to
                                 ---------------    ----------------

                         Commission File Number     0-20191
                                               ----------------

                                   * * * * * *

                               ODS NETWORKS, INC.
                               ------------------
             (Exact name of Registrant as specified in its charter)


            DELAWARE                              75-1911917
-------------------------------                   ----------
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

                                   Not Applicable
              ----------------------------------------------------
                   Former name, if changed since last report)

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
                                 *  *  *  *  *  *
The number of shares outstanding of the Registrant's Common Stock, $.01 par value, on July 30, 1999 was 18,568,629.
--------------------------------------------------------------------------------

                               ODS NETWORKS, INC.

                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                                 PAGE
                                                                                 ----
Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of June 30, 1999
     and December 31, 1998 . . . . . . . . . . . . . . . . . . .                  3

Condensed Consolidated Statements of Operations for the three
     months ended June 30, 1999 and June 30, 1998 . . . . . . .                   4

Condensed Consolidated Statements of Operations for the six
     months ended June 30, 1999 and June 30, 1998 . . . . . . .                   5

Condensed Consolidated Statements of Cash Flows for the six
     months ended June 30, 1999 and June 30, 1998 . . . . . . .                   6

Notes to Condensed Consolidated Financial Statements . . . . . .                  7-8

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition . . . . . . . . . .                   9-19

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk . . . . . . . . . . . . . . . . . . . . . . . . .                   20


                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders . .                  21

Item 5.  Other Information . . . . . . . . . . . . . . . . . . .                  21

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .                 22

Signature Page . . . . . . . . . . . . . . . . . . . . . . . . .                  23


                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                       ODS NETWORKS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except par value amounts)
                                   (Unaudited)


                                                 June 30,    Dec. 31,
                                                   1999        1998
                                                 --------    --------

                                     ASSETS
Current Assets:
   Cash and cash equivalents                     $16,605      $16,791
   Short-term investments                          5,805        4,760
   Accounts receivable, net of allowance          12,499        6,265
      for doubtful accounts and returns
      of $1,076 in 1999 and $880 in 1998
   Income taxes receivable                           -          4,749
   Inventories, net                                6,996        9,262
   Other assets                                      808          759
                                                 -------      -------
Total current assets                              42,713       42,586

Property and equipment, net                        7,044        7,627
Long-term investments                                998          -
Equity investment                                    700          700
Goodwill and intangible assets, net                9,851       10,614
Other assets                                         164          183
                                                 -------      -------
TOTAL ASSETS                                     $61,470      $61,710
                                                 -------      -------
                                                 -------      -------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses         $ 9,558      $ 7,700
   Deferred revenue                                2,084        3,123
                                                 -------      -------
Total current liabilities                         11,642       10,823

Deferred tax liabilities                           2,258        1,361
Capital lease obligation                              13           20

Stockholders' Equity:
   Preferred stock, $.01 par value,
      Authorized shares - 5,000
      No shares issued and outstanding
   Common stock, $.01 par value,
      Authorized shares - 80,000
      Issued and outstanding shares - 18,569
      in 1999 and 18,513 in 1998                     186          185
   Additional paid-in capital                     29,724       29,551
   Retained earnings                              19,179       21,282
   Note receivable from stockholder               (1,184)      (1,189)
   Foreign currency translation adjustments         (348)        (323)
                                                 --------     --------
Total stockholders' equity                        47,557       49,506
                                                 -------      -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $61,470      $61,710
                                                 -------      -------
                                                 -------      -------



                             See accompanying notes.

                       ODS NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                      Three Months Ended
                                                   ----------------------
                                                   June 30,       June 30,
                                                    1999            1998
                                                   --------       -------
Net sales                                          $18,505        $25,215
Cost of sales                                        9,152         14,389
                                                   --------       -------
Gross profit                                         9,353         10,826

Operating expenses:
     Sales and marketing                             4,971          8,134
     Research and development                        2,759          2,932
     In process research and development                 -          2,300
     General and administrative                      1,315          1,311
     Amortization of intangibles                       373            180
                                                   --------       -------
Operating loss                                         (65)        (4,031)

Interest income, net                                   211            356
Other expense                                          -              (72)
                                                   --------       --------
Income (loss) before income taxes                      146         (3,747)

Income tax benefit                                     -             (538)
                                                   --------       --------
Net income (loss)                                  $   146        $(3,209)
                                                   --------       -------
                                                   --------       -------
Basic and diluted income (loss) per share          $  0.01        $ (0.19)
                                                   --------       -------
                                                   --------       -------
Weighted average common shares
   outstanding                                      18,550         16,739
                                                   --------       -------
                                                   --------       -------
Weighted average shares outstanding
   assuming dilution                                18,773         16,739
                                                   --------       -------
                                                   --------       -------



                             See accompanying notes.

                       ODS NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                       Six Months Ended
                                                  ------------------------
                                                   June 30,       June 30,
                                                     1999           1998
                                                   ----------    ---------
Net sales                                          $32,570        $43,428
Cost of sales                                       17,042         24,587
                                                   --------       --------
Gross profit                                        15,528         18,841

Operating expenses:
     Sales and marketing                             9,664         15,936
     Research and development                        5,089          5,599
     In process research and development               -            2,300
     General and administrative                      2,574          2,474
     Amortization of intangibles                       764            180
                                                   --------       -------
Operating loss                                      (2,563)        (7,648)

Interest income, net                                   460            795
Other expense                                          -              (72)
                                                   --------       --------
Loss before income taxes                            (2,103)        (6,925)

Income tax benefit                                     -           (1,742)
                                                   --------       --------
Net loss                                           $(2,103)       $(5,183)
                                                   --------       -------
                                                   --------       -------
Basic and diluted loss per share                   $ (0.11)       $ (0.31)
                                                   --------       -------
                                                   --------       -------

Weighted average common shares
   outstanding                                      18,540         16,625
                                                   --------       -------
                                                   --------       -------
Weighted average shares outstanding
   assuming dilution                                18,540         16,625
                                                   --------       -------
                                                   --------       -------



                             See accompanying notes.

                       ODS NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                        Six Months Ended
                                                   ------------------------
                                                    June 30,       June 30,
                                                      1999           1998
                                                   ---------      ---------
Operating Activities:
Net loss                                           $ (2,103)      $ (5,183)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
   In process research and development                  -            2,300
   Depreciation and amortization                      1,755          1,874
   Equity in net loss of affiliate                      -               72
   Deferred income taxes                                897           (680)
 Changes in operating assets and liabilities:
      Accounts receivable                            (6,234)        (5,349)
      Income taxes receivable                         4,749          2,632
      Inventories                                     2,266         (1,200)
      Other assets                                      (30)             9
      Accounts payable and accrued expenses           1,858          2,170
      Deferred revenue                               (1,039)           (12)
                                                   ---------      ---------

Net cash provided by (used in) operating
 activities                                           2,119         (3,367)
                                                   ---------      ---------

Investing Activities:
  Payments for corporate acquisition
         (net of cash acquired)                         -           (5,604)
  Equity investment in affiliate                        -           (1,250)
  Purchases of short-term investments                (2,045)        (2,437)
  Maturities of short-term investments                1,000          9,151
  Purchases of long-term investments                   (998)          (600)
  Maturities of long-term investments                   -                5
  Purchases of property and equipment                  (409)        (1,340)
                                                   ---------      ---------
Net cash used in investment activities               (2,452)        (2,075)
                                                   ---------      ---------

Financing Activities:
  Repayment of Essential Communications Corp.
         line of credit                                 -             (400)
  Exercise of warrants and employee stock
   options                                              174            271
  Net repayment of capital leases                        (7)            -
  Payments on stockholder loan                            5             -
                                                   ---------      ----------
Net cash provided by (used in) financing
 activities                                             172           (129)
                                                   ---------      ---------

Effect of foreign currency translation
 adjustment on cash and cash equivalents                (25)             3
                                                   ---------      ----------

Net decrease in cash and cash equivalents              (186)        (5,568)

Cash and cash equivalents at beginning of
 period                                              16,791         17,911
                                                   ---------      --------
Cash and cash equivalents at end of period         $ 16,605       $ 12,343
                                                   ---------      --------
                                                   ---------      --------

                             See accompanying notes.

                       ODS NETWORKS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The December 31, 1998 balance sheet was derived from audited financial statements, but does not include all the disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The results of operations for the three and six month periods ending June 30, 1999 are not necessarily indicative of the results which may be achieved for the full fiscal year or for any future period. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. Certain prior year information has been reclassified to conform with current year presentation.

2. Inventories (In thousands)

Inventories consist of:


                                           June 30,       Dec. 31,
                                             1999            1998
                                           -----------------------
   Raw materials                            $ 1,011        $ 1,845
   Work in process                              964            401
   Finished products                          3,557          5,669
   Demonstration systems                      1,464          1,347
                                            -------        -------
                                            $ 6,996        $ 9,262
                                            -------        -------
                                            -------        -------


3. Goodwill and Intangibles (In thousands)

Included in goodwill and intangibles are the following:


                                        June 30,       Dec. 31,
                                          1999           1998
                                        --------        -------
   CMDS purchased software               $ 4,136        $ 4,136
   CMDS intangible asset                     135            135
   Essential goodwill                      3,971          3,971
   Essential purchased development         3,000          3,000
   Essential intangible asset                340            340
                                         -------        -------
                                          11,582         11,582

   Accumulated amortization                1,731            968
                                         -------        -------
                                         $ 9,851        $10,614
                                         -------        -------
                                         -------        -------


4. Accounts Payable and Accrued Expenses (In thousands)

Included in accounts payable and accrued expenses are the following:


                                         June 30,       Dec. 31,
                                           1999           1998
                                         --------       --------
      Accounts payable                   $ 5,299        $ 3,345
      Accrued sales commissions              701            768
      Accrued property taxes                 150            494
      Accrued vacation expense               799            776
      Accrued incentive bonus                200            406
      Accrued warranty expense               475            475
      Accrued payroll expense                814             30
      Other (individually less than
       5% of current liabilities)          1,120          1,406
                                         -------        -------
                                         $ 9,558        $ 7,700
                                         -------        -------
                                         -------        -------


5. Note Receivable from Stockholder

Note receivable from stockholder of $1.2 million at June 30, 1999 and December 31, 1998 represents amounts loaned to an officer during the third quarter of 1998 secured by the Company's common stock. These amounts have been classified as contra-equity because in the event the officer fails to remit payment, the Company will receive shares of the Company's common stock.

6. Earnings per Share (In thousands, except per share amounts)



                                             Three Months Ended         Six Months Ended
                                            ---------------------    ---------------------
                                            June 30,    June 30,     June 30,     June 30,
                                              1999        1998         1999         1998
                                            ---------------------    ---------------------
Numerator:
Net income (loss)                           $    146     $ (3,209)   $ (2,103)    $ (5,183)
                                            ---------    --------    ---------    ---------
Numerator for basic and diluted
   earnings per share                       $    146     $ (3,209)   $ (2,103)    $ (5,183)

Denominator:
Denominator for basic earnings
   per share - weighted average
   common shares outstanding                  18,550       16,739      18,540       16,625
Effect of dilutive securities:
   Stock options and warrants                    223            0           0            0
                                            ---------    --------    --------     --------
Denominator for diluted earnings
   per share - adjusted weighted
   average common shares out-
   standing                                   18,773       16,739      18,540       16,625
                                            ---------    --------    --------     --------

Basic income (loss) per share               $   0.01     $  (0.19)   $  (0.11)    $  (0.31)
                                            ---------    --------    --------     --------
                                            ---------    --------    --------     --------
Diluted income (loss) per share             $   0.01     $  (0.19)   $  (0.11)    $  (0.31)
                                            ---------    --------    --------     --------
                                            ---------    --------    --------     --------


Options to purchase 926,188 shares of common stock at a range of $3.88 to $36.25 per share and warrants to purchase 1,500,000 shares of common stock at $8.00 to $10.50 per share were outstanding at June 30, 1999 but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares during the three months ended June 30, 1999 and, therefore, the effect would be antidilutive.

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

                                              Three Months Ended     Six Months Ended
                                              -------------------   ------------------
                                              June 30,   June 30,   June 30,  June 30,
                                                1999      1998       1999      1998
                                              -------------------   ------------------
Net sales                                      100.0%     100.0%     100.0%     100.0%
Cost of sales                                   49.5       57.1       52.3       56.6
                                              ------      -----      -----      -----
Gross profit                                    50.5       42.9       47.7       43.4
Operating expenses:
  Sales and marketing expenses                  26.9       32.2       29.7       36.7
  Research and development expenses             14.9       11.5       15.6       12.9
  In process research and development            --         9.1        --         5.3
  General and administrative expenses            7.1        5.2        7.9        5.7
  Amortization of intangibles                    2.0        0.7        2.4        0.4
                                              ------      -----      -----      -----
Operating loss                                  (0.4)     (15.8)      (7.9)     (17.6)
Interest income, net                             1.2        1.4        1.4        1.8
Other expense                                    --        (0.3)       --        (0.1)
                                              ------      -----      -----      -----
Income (loss) before income taxes                0.8      (14.7)      (6.5)     (15.9)
Income tax (benefit) provision                   --        (2.1)       --        (4.0)
                                              ------      -----      -----      -----
Net income (loss)                                0.8%     (12.6)%     (6.5)%    (11.9)%
                                              ------      -----      -----      -----
                                              ------      -----      -----      -----
Switching product sales                         50.8%      52.1%      53.3%      47.5%
Shared bandwidth hub sales                      20.0       40.7       21.5       44.5
Security, service and other sales               29.2        7.2       25.2        8.0
                                              ------      -----      -----      -----
Net sales                                      100.0%     100.0%     100.0%     100.0%
                                              ------      -----      -----      -----
                                              ------      -----      -----      -----

Domestic sales                                  92.8%      75.8%      88.9%      77.7%
Export sales to:            Europe               5.1       14.1        8.2       13.3
                            Canada               0.7        2.7        1.2        3.5
                            Asia                 1.3        7.2        1.2        5.1
                            Latin America        0.1        0.2        0.5        0.4
                                              ------      -----      -----      -----
Net sales                                      100.0%     100.0%     100.0%     100.0%
                                              ------      -----      -----      -----
                                              ------      -----      -----      -----

Net Sales. Net sales for the quarter and six months ended June 30, 1999 decreased to $18.5 million and $32.6 million, respectively, compared to $25.2 million and $43.4 million, respectively, for the same periods of 1998 as sales of the Company's network switching and data security products did not increase quickly enough to offset the decrease in sales of its prior generation shared bandwidth intelligent hubs. Demand for prior generation shared bandwidth intelligent hubs may continue to decline as the market transitions to switching products with enhanced price/performance characteristics. The Company's goal is to transition an increasing proportion of its net sales to data security and high performance switching solutions in 1999.

Export sales for the quarter and six months ended June 30, 1999 decreased to $1.3 million and $3.6 million, respectively, compared to $6.1 million and $9.7 million, respectively, for the same periods of 1998. Adverse economic conditions in certain foreign countries may continue to adversely affect demand for the Company's products in those countries for the remainder of 1999.

Sales to AT&T Corp. ("AT&T") were 17.1% and 10.8%, respectively, of net sales during the quarter and six months ended June 30, 1999, compared to 4.8% and 3.6%, respectively, of net sales for the same periods of 1998. Sales to SGI, Inc. ("SGI") were 14.8% and 16.4%, respectively, of net sales during the quarter and six months ended June 30, 1999. Direct net sales to various agencies of the U.S. Government were 5.9% and 10.8%, respectively, of net sales for the quarter and six months ended June 30, 1999, compared to 15.0% and 14.5%, respectively, of net sales during the same periods of 1998. In addition, a portion of the Company's sales to SGI and other corporations were resold by those organizations to various agencies of the U.S. Government.

Gross Profit. Gross profit decreased to $9.4 million or 50.5% of net sales for the quarter ended June 30, 1999 compared to $10.8 million or 42.9% of net sales for the quarter ended June 30, 1998. Gross profit decreased to $15.5 million or 47.7% of net sales for the six months ended June 30, 1999 compared to $18.8 million or 43.4% of net sales for the six months ended June 30, 1998. Gross profit margins in future periods may be affected by several factors such as continued product transition, declining market demand for prior generation products, obsolescence or surplus of inventory, shifts in product mix, changes in channels of distribution, sales volume, fluctuation in manufacturing costs, pricing strategies of the Company and its competitors and fluctuations in sales of integrated third-party products. Gross profit margins are typically lower on sales of integrated third-party products.

Sales and Marketing. Sales and marketing expenses decreased to $5.0 million or 26.9% of net sales for the quarter ended June 30, 1999 compared to $8.1 million or 32.2% of net sales for the quarter ended June 30, 1998. Sales and marketing expenses decreased to $9.7 million or 29.7% of net sales for the six months ended June 30, 1999 compared to %15.9 million or 36.7% of net sales for the same period of 1998. Sales and marketing expenses decreased in the three and six month periods ending June 30, 1999 compared to the same periods of 1998 based on the Company's restructuring and expense reduction programs implemented in the fourth quarter of 1998. Sales and marketing expenses may vary as a percentage of net sales in the future.

Research and Development. Research and development expenses, excluding in process research and development, decreased to $2.8 million or 14.9% of net sales for the quarter ended June 30,1999 compared to $2.9 million or 11.5% of net sales for the quarter ended June 30, 1998. Research and development expenses, excluding in process research and development, decreased to $5.1 million or 15.6% of net sales for the six months ended June 30, 1999 compared to $5.6 million or 12.9% of net sales for the same period of 1998. The Company's research and development costs are expensed in the period incurred. Research and development expenses decreased in the first six months of 1999 compared to the same period of 1998 based on the Company's restructuring and expense reduction programs implemented in the fourth quarter of 1998.

In Process Research and Development. During the second quarter of 1998, the Company incurred a one-time charge associated with the acquisition of Essential Communication Corporation ("Essential") of $2.3 million to write-off acquired in process research and development that had not reached technological feasibility.

General and Administrative. General and administrative expenses remained unchanged at $1.3 million or 7.1% of net sales for the quarter ended June 30, 1999 compared to $1.3 million or 5.2% of net sales for the quarter ended June 30, 1998. General and administrative expenses increased to $2.6 million or 7.9% of net sales for the six months ended June 30, 1999 compared to $2.5 million or 5.7% of net sales for the same period of 1998. General and administrative expense may vary as a percentage of net sales in the future.

Amortization. Amortization expenses increased to $0.4 million or 2.0% of net sales for the quarter ended June 30, 1999 compared to $0.2 million or 0.7% of net sales for the quarter ended June 30, 1998. Amortization increased to $0.8 million or 2.4% of net sales for the six months ended June 30, 1999 compared to $0.2 million or 0.4% of net sales for the same period of 1998. This amortization expense is primarily associated with the amortization of intangible assets related to the acquisition of Essential in the quarter ending June 30, 1998 and the acquisition of certain assets of the Computer Misuse and Detection System ("CMDS") Division from Science Applications International Corporation ("SAIC") in the quarter ending September 30, 1998.

Interest. Net interest income decreased to $0.2 million and $0.5 million, respectively, during the quarter and six months ended June 30, 1999, compared to $0.4 million and $0.8 million, respectively, for the same periods of 1998. Net interest income may vary in the future based on the Company's cash flow and rate of return on investments.

Income Taxes. The Company did not record an income tax benefit for the six months ended June 30, 1999 related to its net operating losses which can be carried forward to offset taxable income in future periods.

Earnings per Share. The Company's earnings per share is calculated in accordance with Financial Accounting Standards No. 128, "Earnings Per Share". This method requires calculation of both earnings per share and earnings per share, assuming dilution. Earnings per share excludes the dilutive effect of common stock equivalents such as stock options, while earnings per share, assuming dilution includes such dilutive effects. Future weighted-average shares outstanding calculations will be impacted by the following factors: (i) the ongoing issuance of common stock associated with stock options exercises; (ii) the issuance of common stock associated with the Company's employee stock purchase program;
(iii) any fluctuations in the Company's stock price, which could cause changes in the number of common stock equivalents included in the earnings per share assuming dilution computation; and (iv) the issuance of common stock to effect business combinations should the Company enter into such transactions.

Liquidity and Capital Resources

The Company's principal sources of liquidity at June 30, 1999 were $16.6 million of cash and cash equivalents, $5.8 million of short-term investments and $1.0 million of highly liquid investments with a stated maturity beyond one year. As of June 30, 1999, working capital was $31.1 million compared to $31.8 million as of December 31, 1998.

Cash flows provided by operations for the six months ended June 30, 1999 were $2.1 million, primarily due to a decrease in inventories, a decrease in income taxes receivable and a decrease in accounts payable, partially offset by an increase in accounts receivable and a decrease in deferred revenue. Future fluctuations in accounts receivable and inventory balances will be dependent upon several factors, including, but not limited to, quarterly sales, ability to collect accounts receivable timely, the Company's strategy as to building inventory in advance of receiving orders from customers, and the accuracy of the Company's forecasts of product demand and component requirements.

Cash used in investing activities in the six months ended June 30, 1999 consisted of net purchases of short-term investments of $1.0 million, purchases of long-term investments of $1.0 million and equipment purchases of $0.4 million.

Cash provided by financing activities in the six months ended June 30, 1999 was $0.2 million, which primarily consisted of the issuance of common stock upon the exercise of employee stock options.

At June 30, 1999, the Company did not have any material commitments for capital expenditures.

During the six months ended June 30, 1999, the Company funded its operations through cash flows from operations.

The Company believes that its cash, cash equivalents, investment balances and potential cash flow from operations will provide sufficient cash resources to finance its operations and currently projected capital expenditure through 1999. However, there can be no assurance that the Company's cash resources will be sufficient for 1999.

The Company intends to explore possible acquisitions of businesses, products and technologies that are complementary to those of the Company. The Company is continuing to identify and prioritize additional networking and security technologies which it may wish to develop, either internally or through the licensing or acquisition of products from third parties. While the Company engages from time to time in discussions with respect to potential acquisitions, there can be no assurances that any acquisitions will be made or that the Company will be able to successfully integrate any acquired business. Any material acquisition could result in a decrease to working capital depending on the amount, timing and nature of the consideration to be paid. In order to finance acquisitions, it may be necessary for the Company to raise additional funds through public or private financings. Any equity or debt financings, if available at all, may be on terms which are not favorable to the Company and, in the case of equity financings, may result in dilution to the Company's stockholders.

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

There are numerous companies competing in various segments of the data security and network switch markets. The Company's principal competitors include Cisco Systems, Inc. ("Cisco"), Cabletron Systems, Inc. ("Cabletron"), Lucent Technologies ("Lucent"), Nortel Networks ("Nortel"), 3Com Corporation ("3Com"), Alcatel USA, Inc. ("Alcatel"), International Business Machines Corporation ("IBM"), Axent Technologies, Inc. ("Axent"), Security Dynamics Technologies, Inc. ("Security Dynamics"), Internet Security Systems, Inc. ("ISS"), and Network Associates, Inc. ("Network Associates"). Several of the Company's competitors have substantially greater financial, technical, sales and resources, better name recognition and a larger customer base than the Company.

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

Acquisitions. Cisco, Cabletron, Lucent, Nortel and other competitors have recently acquired several networking and security companies with complementary technologies, and the Company anticipates that such acquisitions will continue in the future. These acquisitions may permit such competitors to accelerate the development and commercialization of broader product lines and more comprehensive networking solutions than the Company currently offers. In the past, the Company has relied upon a combination of internal product development and partnerships with other networking and security vendors to provide competitive solutions to customers. Certain of the recent and future acquisitions by the Company's competitors may have the effect of limiting the Company's access to commercially significant technologies. Further, the business combinations and acquisitions in the networking and security industry are creating companies with larger market shares, customer bases, sales forces, product offerings and technology and marketing expertise. There can be no assurance that the Company will be able to compete successfully in such an environment.

On May 7, 1998, the Company acquired Essential, a privately held company based in Albuquerque, New Mexico. Essential designs and manufactures high-speed computer network equipment. In September 1998, the Company completed an acquisition of the CMDS division from SAIC, a privately held company in San Diego, California. The Company may, in the future, acquire or invest in additional companies, business units, product lines, or technologies to accelerate the development of products and sales channels complementary to the Company's existing products and sales channels. Acquisitions involve numerous risks, including difficulties in assimilation of operations, technologies, and products of the acquired companies; risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions; the potential loss of key employees of the acquired company; and the diversion of management's attention from normal daily operation of the Company's business. There can be no assurance that any potential acquisition or investment will be consummated or that such acquisition or investment will be realized.

Product Transitions. Once current networking and security products have been in the market place for a period of time and begin to be replaced by higher performance products (whether of the Company's or a competitor's design), the Company expects the net sales of such products to decrease. In order to achieve revenue growth in the future, the Company will be required to design, develop and successfully commercialize higher performance products in a timely manner. For example, the market for shared bandwidth intelligent hubs, sales of which represented the majority of the Company's net sales over the past several years, decreased in 1998 and in the first six months of 1999 compared to the same periods of previous years and may continue to decrease as switching products with enhanced price/performance characteristics gain market acceptance. There can be no assurance that the Company will be able to introduce new products and gain market acceptance quickly enough to avoid adverse revenue transition patterns during current or future product transitions. Nor can there be any assurance that the Company will be able to respond effectively to technological changes or new product announcements by competitors, which could render portions of the Company's inventory obsolete.

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

Dependence on Key Customers. A relatively small number of customers have accounted for a significant portion of the Company's revenue. U.S. Government agencies and strategic network integrators are expected to continue to account for a substantial portion of the Company's net revenue. The Company continuously faces competition from Cisco, Cabletron, Lucent, Nortel, Alcatel, 3Com, Axent, Security Dynamics, ISS and others for U.S. Government networking and security projects and corporate networking and security installations. Any reduction or delay in sales of the Company's products to these customers could have a material adverse effect on the Company's operating results.

International Operations. The Company's international operations may be affected by changes in demand resulting from fluctuations in currency exchange rates and local purchasing practices, including seasonal fluctuations in demand, as well as by risks such as increases in duty rates, difficulties in distribution, regulatory approvals and other constraints upon international trade. For example, the fluctuation in currency exchange rates and adverse economic developments in Malaysia, South Korea and certain other countries adversely affected demand for the Company's products in those countries in 1998 and the first six months of 1999 and may continue to adversely affect demand for the Company's products in those countries in the second half of 1999. The Company's sales to foreign customers are subject to export regulations. In particular, certain sales of the Company's high performance networking and data security products require clearance and export licenses from the U.S. Department of Commerce. Any inability to obtain clearances or any required foreign regulatory approvals on a timely basis could have a material adverse effect on the Company's operating results.

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

The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. The Company further classified all information technology systems as mission critical and non-mission critical based on the potential for the Company's operations to be significantly affected by an IT system's ability to process Year 2000 dates properly. The completed assessment indicated that most of the Company's significant information technology systems could be affected, particularly the general ledger, billing, payroll, and inventory systems. That assessment also indicated that software and hardware (embedded chips) used in production and manufacturing systems (hereafter also referred to as operating equipment) also are at risk. Based on a review of its product line, the Company has determined that most of the products it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products. In addition, the Company has gathered and continues to gather information about the Year 2000 compliance status of its significant suppliers and subcontractors and continues to monitor their compliance.

STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT. For its information technology exposures, to date, the Company is 100% complete on all phases with respect to all mission critical systems that could be significantly affected by the Year 2000. The assessment phase on non-mission critical systems are 100% complete with 80% of non-mission critical systems through the remediation phase and 66% of non-mission critical systems through the implementation phase. The implementation phase for all non-mission critical systems is expected to be complete in the third quarter of 1999. If the completed and planned modifications for mission critical and non-mission critical IT systems are inadequate, the Year 2000 Issue could have a material impact on the operations of the Company.

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

For operating equipment, generally considered non-critical to the Company's operations, the Company is 90% complete in the remediation, testing, and implementation phases. The Company expects to complete its remediation efforts by the end of the third quarter of 1999. Testing and implementation of affected equipment is expected to be complete by the third quarter of 1999.

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

COSTS. The costs associated with the Company's Year 2000 project have been expensed as incurred, have not been significant and have been funded through operating cash flows and working capital. The remaining Year 2000 Issue costs are not expected to be significant and will be expensed as incurred. The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continuous availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

RISKS. Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has completed all necessary phases of the Year 2000 program with respect to mission- critical information technology and the Company's products. Further, as noted above, the Company continues the remediation, testing and implementation phases with respect to non-mission critical IT systems and operating equipment, and continues to gather and evaluate representations from other third parties. In the event that the Company has not fully completed all phases with respect to each category of Year 2000 exposure, the Company could be unable to take customer orders, manufacture and ship products, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

The Company has contingency plans for certain critical applications and is working on plans for others. These contingency plans involve, among other actions, manual workarounds, increasing inventories, adjusting staffing strategies and restoring systems with backup copies of Company software and data and backdating operating systems until Year 2000 issues are resolved.

General. Sales of networking products fluctuate, from time to time, based on numerous factors, including customers' capital spending levels and general economic conditions. While certain industry analysts believe that there is a significant market for network intelligent hubs, switches, management and security products, there can be no assurance as to the rate or extent of the growth of such market or the potential adoption of alternative technologies. Future declines in networking and security product sales as a result of general economic conditions, adoption of alternative technologies or any other reason could have a material adverse effect on the Company's business, operating results and financial condition. Additionally, Year 2000 concerns by customers may adversely affect sales of networking and security products for the remainder of 1999.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange. The Company's revenue originating outside the U.S. in the quarters ended June 30, 1999, 1998 and 1997 were 7.2%, 24.2% and 31.7% of total revenues, respectively. Revenue originating outside the U.S. in the six months ended June 30, 1999, 1998 and 1997 were 11.1%, 22.3% and 27.5% of total revenues, respectively. International sales are made mostly from the Company's foreign sales subsidiaries in the local countries and are typically denominated in U.S. dollars. These subsidiaries incur most of their expenses in the local currency.

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

Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses of principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The Company's investment securities are held for purposes other than trading. One of the investment securities had a maturity in excess of one year. The weighted-average interest rate on investment securities at June 30, 1999 was 5.67%. The fair value of investments held at June 30, 1999 approximate amortized cost.

                           PART II - OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Stockholders was held on April 21, 1999 at the Holiday Inn Richardson Select in Richardson, Texas. The following is a brief description of each matter voted upon by stockholders, including number of votes cast for, against, or withheld with regard to each matter of nominee.

(1) Election of seven (7) directors to serve until the next Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.


                                                      FOR                    WITHHELD
                                                   ----------                --------
             G. Ward Paxton                        17,429,253                 207,322
             J. Fred Bucy                          17,444,703                 191,872
             T. Joe Head                           17,432,103                 204,472
             Donald M. Johnston                    17,447,653                 188,922
             Timothy W. Kinnear                    17,438,652                 197,923
             William A. Roper, Jr.                 17,456,852                 179,723
             Douglas M. Schrier                    17,454,082                 182,493


(2) Ratification and approval of selection by the Board of Directors Of Ernst & Young LLP as independent auditors of the Registrant for the fiscal year ending December 31, 1999.


                                    FOR             AGAINST          ABSTAIN
                                 ----------         -------          -------
                                 17,548,483          48,303          39,789


Item 5.  OTHER INFORMATION.

Stockholder Proposals.

Stockholders may submit proposals on matters appropriate for stockholder action at subsequent annual meetings of the stockholders consistent with Rule 14a-8 promulgated under the Exchange Act. For such proposals to be considered for inclusion in the Proxy Statement and Proxy relating to the 2000 Annual Meeting of Stockholders, such proposals must be received by the Company no later than November 21, 1999. Such proposals should be directed to ODS Networks, Inc., 1101 East Arapaho Road, Richardson, Texas 75081, Attention:
Secretary (telephone: (972) 234-6400; telecopy: (972) 234-1467).

Pursuant to the new amendments to Rule 14a-4(c) of the Securities Exchange Act of 1934, as amended, if a stockholder who intends to present a proposal at the 2000 annual meeting of stockholders does not notify the Company of such proposal on or prior to February 4, 2000, then management proxies would be allowed to use their discretionary voting authority to vote on the proposal when the proposal is raised at the annual meeting, even though there is no discussion of the proposal in the 2000 proxy statement.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.



         (A.)     EXHIBITS.  The following exhibits are included herein:

                    (27)  Financial Data Schedule


         (B.)     FORM 8-K.  The Registrant filed no reports on Form 8-K and none were required to be filed during the three months ended June 30, 1999.

                               S I G N A T U R E S




Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ODS NETWORKS, INC.
                                        (Company)



Date: August 12, 1999               /s/ Timothy W. Kinnear
                               ---------------------------
                                     Timothy W. Kinnear
                                Chief Operating Officer and
                                  Chief Financial Officer
                               (Principal Financial Officer)



                                    /s/ Jay R. Widdig
                               ---------------------------
                                     Jay R. Widdig
                                    Corporate Controller
                               (Principal Accounting Officer)