Form 10-Q
period 1999-09-30
ODS NETWORKS INC
filed 1999-11-10
CIK 736012

--------------------------------------------------------------------------------
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1999

                                       OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______________to______________

                         Commission File Number   0-20191__

                                   * * * * * *

                               ODS NETWORKS, INC.
                               -----------------

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

                                 NOT APPLICABLE
                   ------------------------------------------
                   Former name, if changed since last report)

                                   * * * * * *

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No ___

                                 *  *  *  *  *  *
The number of shares outstanding of the Registrant's Common Stock, $.01 par value, on October 29, 1999 was 18,596,401.

--------------------------------------------------------------------------------

                               ODS NETWORKS, INC.

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                        PAGE
Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of September 30, 1999
     and December 31, 1998  . . . . . . . . . . . . . . . . . . . . .    3

Condensed Consolidated Statements of Operations for the three months
     and nine months ended September 30, 1999 and September 30, 1998 .   4

Condensed Consolidated Statements of Cash Flows for the nine months
     ended September 30, 1999 and September 30, 1998 . . . . . . . . .   5

Notes to Condensed Consolidated Financial Statements . . . . . . . . .   6-8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations  . . . . . . . . . . . . . . . . .    9-20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      21

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .    22

Signature Page  . . . . . . . . . . . . . . . . . . . . . . . . . . .    23

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.
                       ODS NETWORKS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except par value amounts)
                                   (Unaudited)

                                                  Sept. 30,    Dec. 31,
                                                    1999        1998
                                                  ---------    --------
                                     ASSETS
Current Assets:

   Cash and cash equivalents                      $ 12,727     $ 16,791
   Securities available for sale                    48,300          -
   Short-term investments                            8,152        4,760
   Accounts receivable, net of allowance
      for doubtful accounts and returns
      of $1,064 in 1999 and $880 in 1998             6,305        6,265
   Income taxes receivable                             -          4,749
   Inventories, net                                  7,141        9,262
   Other assets                                      1,252          759
                                                   -------      -------
Total current assets                                83,877       42,586

Property and equipment, net                          6,818        7,627
Long-term investments                                3,000          -
Equity investment                                    -              700
Goodwill and intangible assets, net                  9,437       10,614
Other assets                                           772          183
                                                  --------      -------
TOTAL ASSETS                                      $103,904      $61,710
                                                  ========      =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                               $  4,277     $  3,345
   Accrued expenses and deferred revenue             6,000        7,478
   Deferred tax liability - current                 17,456          -
                                                   -------      -------
Total current liabilities                           27,733       10,823

Deferred tax liability - noncurrent                  2,001        1,361
Capital lease obligation                                13           20
Stockholders' Equity:
   Preferred stock, $.01 par value,
      Authorized shares - 5,000
      No shares issued and outstanding
   Common stock, $.01 par value,
      Authorized shares - 80,000
      Issued and outstanding shares - 18,596
      in 1999 and 18,513 in 1998                       186          185
   Additional paid-in capital                       29,777       29,551
   Net unreal. gain on securities avail. for sale   30,400           -
   Retained earnings                                15,322       21,282
   Note receivable from stockholder                 (1,180)      (1,189)
   Foreign currency translation adjustments           (348)        (323)
                                                   --------     -------
Total stockholders' equity                          74,157       49,506
                                                   --------     -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $103,904      $61,710
                                                  --------      -------
                                                  --------      -------

                             See accompanying notes.

                       ODS NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                     --------------------     ----------------------
                                     Sept. 30,  Sept. 30,     Sept. 30,    Sept. 30,
                                        1999       1998          1999         1998
                                     ---------  ---------     ---------    ---------
Net sales                            $ 13,184   $ 18,397      $ 45,753     $ 61,825
Cost of sales                           7,426     10,670        24,468       35,257
                                     --------   --------      --------     --------

Gross profit                            5,758      7,727        21,285       26,568

Operating expenses:

     Sales and marketing                5,206      7,514        14,870       23,450
     Research and development           3,129      3,256         8,218        8,855
     In process R&D                      --        1,047          --          3,347
     General and administrative         1,198      1,172         3,773        3,647
     Amortization of intangibles          414        249         1,177          428
                                     --------   --------      --------     --------

Operating loss                         (4,189)    (5,511)       (6,753)     (13,159)

Interest income, net                      328        322           789        1,117
Other income (expense)                      4        (64)            4         (136)
                                     --------   --------      --------     --------

Loss before income taxes               (3,857)    (5,253)       (5,960)     (12,178)

Income tax benefit                       --       (1,728)         --         (3,470)
                                     --------   --------      --------     --------
Net loss                             $ (3,857)  $ (3,525)     $ (5,960)    $ (8,708)
                                     ========   ========      ========     ========

Basic and diluted loss per share     $  (0.21)  $  (0.21)     $  (0.32)    $  (0.52)
                                     ========   ========      ========     ========

Weighted average shares outstanding
     - basic and diluted               18,577     16,983        18,557       16,746
                                     ========   ========      ========     ========




                             See accompanying notes.

                       ODS NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                       NINE MONTHS ENDED
                                                   -------------------------
                                                    Sept. 30,      Sept. 30,
                                                      1999           1998
                                                   ----------     ----------
Operating Activities:
Net loss                                            $ (5,960)      $ (8,708)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
   In process research and development                   -            3,347
   Depreciation and amortization                       2,662          3,082
   Equity in net loss of affiliate                       -              136
   Deferred income taxes (benefit)                       897         (1,558)
 Changes in operating assets and liabilities:
      Accounts receivable                                (40)           680
      Income taxes receivable                          4,749          1,747
      Inventories                                      2,121         (1,865)
      Other assets                                    (1,082)           174
      Accounts payable and accrued expenses              977           (406)
      Deferred revenue                                (1,524)           241
                                                    ---------      --------

Net cash provided by (used in) operating activities    2,800         (3,130)
                                                    ---------      ---------

Investing Activities:
  Payments for corporate acquisition
         (net of cash acquired)                          -           (5,604)
  Equity investment in affiliate                         -           (1,250)
  Purchases of short-term investments                 (8,142)        (2,437)
  Maturities of short-term investments                 4,750         12,124
  Purchases of long-term investments                  (3,000)        (1,606)
  Maturities of long-term investments                    -                6
  Purchases of property and equipment                   (676)        (1,830)
                                                    ---------      ---------
Net cash used in investment activities                (7,068)          (597)
                                                    ---------      ---------

Financing Activities:
  Repayment of Essential Communications Corp.
         line of credit                                   -            (400)
  Exercise of warrants and employee stock options        227          1,873
  Net repayment of capital leases                         (7)            -
  Note receivable secured by company's common stock      -           (1,260)
  Payments on stockholder loan                             9             -
                                                    --------       --------
Net cash provided by financing activities                229            213
                                                    --------       --------

Effect of foreign currency translation
 adjustment on cash and cash equivalents                 (25)            35
                                                    ---------      ---------

Net decrease in cash and cash equivalents             (4,064)        (3,479)

Cash and cash equivalents at beginning of
 period                                               16,791         17,911
                                                    --------       --------
Cash and cash equivalents at end of period          $ 12,727       $ 14,432
                                                    --------       --------
                                                    --------       --------

                             See accompanying notes.

                       ODS NETWORKS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The December 31, 1998 balance sheet was derived from audited financial statements, but does not include all the disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The results of operations for the three and nine month periods ending September 30, 1999 are not necessarily indicative of the results which may be achieved for the full fiscal year or for any future period. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. Certain prior year information has been reclassified to conform with current year presentation.

2. Equity Investment

The Company holds 513,830 shares of the common stock of Alteon WebSystems, Inc. (Nasdaq:ATON) valued at $48.3 million as of September 30, 1999. Alteon WebSystems, previously a privately-held company, announced its initial public offering of 4 million shares of its common stock at $19 per share on September 24, 1999. The closing selling price per share of Alteon WebSystems common stock as reported on the Nasdaq National Market on September 30, 1999 was $94 per share. This investment is subject to fluctuations in the trading price of Alteon WebSystems' common stock and market volatility. The Company entered into a lock-up agreement with the representatives of the underwriters for Alteon WebSystems pursuant to which the Company has agreed, among other things, not to sell shares of Alteon WebSystems held by the Company for a period of 150 days from the date of the final prospectus related to the offering.

The Company's accounting of this investment is in accordance with Financial Accounting Standard No. 115 (FAS 115), "Accounting for Certain Investments in Debt and Equity Securities". Under FAS 115, the Company's investment in Alteon, which are securities available-for-sale, is presented at its fair value as of September 30, 1999, which is $48.3 million. The Company's investment in Alteon increased $47.6 million from $700 thousand as of June 30, 1999. As of September 30, 1999, the after tax unrealized gain in this investment is $30.4 million with a current deferred tax liability of $17.2 million.

3. Inventories (In thousands)

Inventories consist of:

                                        Sept. 30,       Dec. 31,
                                          1999            1998
                                        ------------------------
   Raw materials                         $ 1,235        $ 1,845
   Work in process                           857            401
   Finished products                       3,289          5,669
   Demonstration systems                   1,760          1,347
                                         -------        -------
                                         $ 7,141        $ 9,262
                                         =======        =======

4. Goodwill and Intangibles (In thousands)

Included in goodwill and intangibles are the following:

                                         Sept. 30,       Dec. 31,
                                          1999            1998
                                        -------------------------
   CMDS purchased software               $ 4,136        $ 4,136
   CMDS intangible asset                     135            135
   Essential goodwill                      3,971          3,971
   Essential purchased development         3,000          3,000
   Essential intangible asset                340            340
                                         --------       --------
                                          11,582         11,582

   Accumulated amortization               (2,145)          (968)
                                         --------       --------
                                         $ 9,437        $10,614
                                         =======        ========

5. Accrued Expenses and Deferred Revenue (In thousands)

Included in accrued expenses and deferred revenue are the following:

                                         Sept. 30,       Dec. 31,
                                            1999            1998
                                         ------------------------
      Accrued sales commissions          $   788        $   768
      Accrued property taxes                 216            494
      Accrued vacation expense               792            776
      Accrued incentive bonus                288            406
      Accrued warranty expense               475            475
      Accrued payroll expense                460             30
      Deferred revenue                     1,599          3,123
         Other (individually less than

       5% of current liabilities)          1,382          1,406
                                         -------        -------
                                         $ 6,000        $ 7,478
                                         =======        =======

6. Note Receivable from Stockholder

Note receivable from stockholder of approximately $1.2 million at September 30, 1999 and December 31, 1998 represents amounts loaned to an officer during the third quarter of 1998 secured by the Company's common stock. These amounts have been classified as contra-equity because in the event the officer fails to remit payment, the Company will receive shares of the Company's common stock.

7. Earnings per Share (In thousands, except per share amounts)

                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                     ---------------------     ----------------------
                                     Sept. 30,   Sept. 30,      Sept. 30,   Sept. 30,
                                       1999        1998           1999        1998
                                     ---------------------     ----------------------
Numerator:

Net loss                             $ (3,857)   $ (3,525)     $ (5,960)    $ (8,708)
                                     --------    --------      ---------    --------
Numerator for basic and diluted
   earnings per share                $ (3,857)   $ (3,525)     $ (5,960)    $ (8,708)
Denominator:
Denominator for basic earnings
   per share - weighted average

   common shares outstanding           18,577      16,983        18,557       16,746
Effect of dilutive securities:
   Stock options and warrants               0           0             0            0
                                     --------    --------      --------     --------
Denominator for diluted earnings
   per share - adjusted weighted
   average common shares out-
   standing                            18,577      16,983        18,557       16,746
                                     ========    ========      ========     ========

Basic and diluted loss per share     $  (0.21)   $  (0.21)     $  (0.32)    $  (0.52)
                                     ========    ========      ========     ========

8. Comprehensive Income (In thousands)

The following table represents a statement of changes in stockholder's equity including comprehensive income disclosures:

                                                             Note
                                    Additional            Receivable      Other
                            Common  Paid-In  Retained        from      Comprehensive
                             Stock  Capital  Earnings     Stockholder  Income (Loss)   Total
                            ------  -------  --------     -----------  -------------  -------
Beginning of year
 December 31, 1998           $ 185  $29,551   $21,282       $(1,189)     $  (323)     $49,506

Issuance of stock
 under stock option
 and purchase plans              1      226                                               227

Net loss                                       (5,960)                                 (5,960)

Stockholder note
 Repayments                                                       9                         9

Net unrealized
 gain on securities
 available for sale
 (net of taxes)                                                           30,400       30,400

Foreign currency
 translation
 adjustment                                                                  (25)         (25)
                            ------  -------  --------     -----------  ----------     -------

End of Period
 Sept. 30, 1999              $ 186  $29,777   $15,322       $(1,180)     $30,052      $74,157
                             =====  =======   =======     ===========  ==========     =======

                                        8

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

                                           Three Months Ended    Nine Months Ended
                                           ------------------   -------------------
                                           Sept. 30, Sept. 30,  Sept. 30, Sept. 30,
                                             1999     1998         1999     1998
                                           --------  --------   --------  ---------
Net sales                                   100.0%    100.0%      100.0%    100.0%
Cost of sales                                56.3      58.0        53.5      57.0
                                            ------    ------      ------    ------
Gross profit                                 43.7      42.0        46.5      43.0
Operating expenses:

  Sales and marketing expenses               39.5      40.9        32.5      37.9
  Research and development expenses          23.7      17.7        18.0      14.3
  In process research and development         --        5.7         --        5.4
  General and administrative expenses         9.1       6.4         8.2       5.9
  Amortization of intangibles                 3.1       1.3         2.6       0.7
                                            ------    ------      ------    ------
Operating loss                              (31.7)    (30.0)      (14.8)    (21.2)
Interest income, net                          2.5       1.8         1.8       1.8
Other expense                                 --       (0.4)        --       (0.2)
                                            ------    ------      ------    ------
Loss before income taxes                    (29.2)    (28.6)      (13.0)    (19.6)
Income tax benefit                            --        (9.4)       --       (5.6)
                                             ------    ------      ------    ------
Net loss                                    (29.2)%   (19.2)%     (13.0)%   (14.0)%
                                             ======    ======      ======    ======

Switching product sales                      55.3%     55.3%       53.9%     49.8%
Shared bandwidth hub sales                   19.7      34.1        21.0      41.4
Security, service and other sales            25.0      10.6        25.1       8.8
                                            ------    ------      ------    ------
Net sales                                   100.0%    100.0%      100.0%    100.0%
                                            ======    ======      ======    ======

Domestic sales                               86.6%     86.0%       88.3%     80.2%
Export sales to:    Europe                    9.6       9.2         8.6      12.1
                    Canada                    1.5       2.7         1.3       3.2
                    Asia                      1.0       1.4         1.1       4.0
                    Latin America             1.3       0.7         0.7       0.5
                                            ------    ------      ------    ------
Net sales                                   100.0%    100.0%      100.0%    100.0%
                                            ======    ======      ======    ======

Net Sales. Net sales for the quarter and nine months ended September 30, 1999 decreased to $13.2 million and $45.8 million, respectively, compared to $18.4 million and $61.8 million, respectively, for the same periods of 1998 as sales of the Company's network switching and data security products did not increase quickly enough to offset the decrease in sales of its prior generation shared bandwidth intelligent hubs. Demand for prior generation shared bandwidth intelligent hubs may continue to decline as the market transitions to switching products with enhanced price/performance characteristics. The Company's goal is to transition an increasing proportion of its net sales to data security and high performance switching solutions in the year 2000.

Export Sales. Export sales for the quarter and nine months ended September 30, 1999 decreased to $1.8 million and $5.4 million, respectively, compared to $2.6 million and $12.2 million, respectively, for the same periods of 1998. Adverse economic conditions in certain foreign countries may continue to adversely affect demand for the Company's products in those countries for the remainder of 1999.

Concentration of Sales. Sales to AT&T Corp. ("AT&T") were 8.0% and 10.0%, respectively, of net sales during the quarter and nine months ended September 30, 1999, compared to 1.6% and 3.0%, respectively, of net sales for the same periods of 1998. Sales to SGI, Inc. ("SGI") were 5.4% and 13.3%, respectively, of net sales during the quarter and nine months ended September 30, 1999, compared to 4.5% and 1.8%, respectively, of net sales for the same periods of 1998. Sales to Microage Federal were 14.2% and 9.1%, respectively, of net sales during the quarter and nine months ended September 30, 1999, compared to 5.9% and 5.3%, respectively, of net sales for the same periods of 1998. Direct net sales to various agencies of the U.S. Government were 11.1% and 11.6%, respectively, of net sales for the quarter and nine months ended September 30, 1999, compared to 14.8% and 16.1%, respectively, of net sales during the same periods of 1998. In addition, a portion of the Company's sales to SGI, Microage Federal and other corporations were resold by those organizations to various agencies of the U.S. Government.

Gross Profit. Gross profit decreased to $5.8 million or 43.7% of net sales for the quarter ended September 30, 1999 compared to $7.7 million or 42.0% of net sales for the quarter ended September 30, 1998. Gross profit decreased to $21.3 million or 46.5% of net sales for the nine months ended September 30, 1999 compared to $26.6 million or 43.0% of net sales for the nine months ended September 30, 1998. Gross profit margins in future periods may be affected by several factors such as continued product transition, declining market demand for prior generation products, obsolescence or surplus of inventory, shifts in product mix, changes in channels of distribution, sales volume, fluctuation in manufacturing costs, pricing strategies of the Company and its competitors and fluctuations in sales of integrated third-party products. Gross profit margins are typically lower on sales of integrated third-party products.

Sales and Marketing. Sales and marketing expenses decreased to $5.2 million or 39.5% of net sales for the quarter ended September 30, 1999 compared to $7.5 million or 40.9% of net sales for the quarter ended September 30, 1998. Sales and marketing expenses decreased to $14.9 million or 32.5% of net sales for the nine months ended September 30, 1999 compared to $23.5 million or 37.9% of net sales for the same period of 1998. Sales and marketing expenses decreased in the three and nine month periods ending September 30, 1999 compared to the same periods of 1998 due to the Company's restructuring and expense reduction programs implemented in the fourth quarter of 1998. Sales and marketing expenses may vary as a percentage of net sales in the future.

Research and Development. Research and development expenses, excluding in process research and development, decreased to $3.1 million or 23.7% of net sales for the quarter ended September 30, 1999 compared to $3.3 million or 17.7% of net sales for the quarter ended September 30, 1998. Research and development expenses, excluding in process research and development, decreased to $8.2 million or 18.0% of net sales for the nine months ended September 30, 1999 compared to $8.9 million or 14.3% of net sales for the same period of 1998. The Company's research and development costs are expensed in the period incurred. Research and development expenses decreased in the first nine months of 1999 compared to the same period of 1998 due to the Company's restructuring and expense reduction programs implemented in the fourth quarter of 1998.

In Process Research and Development. During the third quarter of 1998, the Company incurred a one-time charge associated with the acquisition of certain assets of Science Applications International Corporation ("SAIC") of $1.0 million to expense the purchased in process research and development that had not reached technological feasibility. During the second quarter of 1998, the Company incurred a one-time charge associated with the acquisition of Essential Communication Corporation ("Essential") of $2.3 million to write-off acquired in process research and development that had not reached technological feasibility.

On September 30, 1999, the Company entered a technology licensing agreement with RSA Security Inc. ("RSA") under which the Company is the exclusive licensee of RSA's Kane Security products in North America and Europe. The Company is responsible for the future development for Kane Security software and expects to incur incremental research and development expenses associated with such software beginning in the fourth quarter of 1999.

General and Administrative. General and administrative expenses remained unchanged at $1.2 million or 9.1% of net sales for the quarter ended September 30, 1999 compared to $1.2 million or 6.4% of net sales for the quarter ended September 30, 1998. General and administrative expenses increased to $3.8 million or 8.2% of net sales for the nine months ended September 30, 1999 compared to $3.6 million or 5.9% of net sales for the same period of 1998. General and administrative expense may vary as a percentage of net sales in the future.

Amortization. Amortization expenses increased to $0.4 million or 3.1% of net sales for the quarter ended September 30, 1999 compared to $0.2 million or 1.4% of net sales for the quarter ended September 30, 1998. Amortization increased to $1.2 million or 2.6% of net sales for the nine months ended September 30, 1999 compared to $0.4 million or 0.7% of net sales for the same period of 1998. This amortization expense is primarily associated with the amortization of intangible assets related to the acquisition of Essential in the quarter ending June 30, 1998 and the acquisition of certain assets of the Computer Misuse and Detection System ("CMDS") Division from SAIC in the quarter ending September 30, 1998.

Interest. Net interest income was $0.3 million and $0.8 million, respectively, during the quarter and nine months ended September 30, 1999, compared to $0.3 million and $1.1 million, respectively, for the same periods of 1998. Net interest income may vary in the future based on the Company's cash flow and rate of return on investments.

Income Taxes. The Company did not record an income tax benefit for the nine months ended September 30, 1999 related to its net operating losses which can be carried forward to offset taxable income in future periods.

Earnings per Share. The Company's earnings per share is calculated in accordance with Financial Accounting Standards No. 128, "Earnings Per Share". This method requires calculation of both earnings per share and earnings per share, assuming dilution. Earnings per share excludes the dilutive effect of common stock equivalents such as stock options, while earnings per share, assuming dilution includes such dilutive effects. Future weighted-average shares outstanding calculations will be impacted by the following factors:
(i) the ongoing issuance of common stock associated with stock options exercises; (ii) the issuance of common stock associated with the Company's employee stock purchase program or outstanding warrants; (iii) any fluctuations in the Company's stock price, which could cause changes in the number of common stock equivalents included in the earnings per share assuming dilution computation; (iv) the issuance of common stock to effect business combinations should the Company enter into such transactions; and
(v) the repurchase of common stock by the Company should the Company acquire shares of its common stock under its stock repurchase program authorized in October, 1999.

Liquidity and Capital Resources

The Company's principal sources of liquidity at September 30, 1999 were $12.7 million of cash and cash equivalents, $8.2 million of short-term investments and $3.0 million of investments with a stated maturity beyond one year. As of September 30, 1999, working capital was $56.1 million compared to $31.8 million as of December 31, 1998.

Cash flows provided by operations for the nine months ended September 30, 1999 were $2.8 million, primarily due to a decrease in inventories and a decrease in income taxes receivable, partially offset by an increase in other assets and a decrease in deferred revenue. Future fluctuations in accounts receivable and inventory balances will be dependent upon several factors, including, but not limited to, quarterly sales, ability to collect accounts receivable timely, the Company's strategy as to building inventory in advance of receiving orders from customers, and the accuracy of the Company's forecasts of product demand and component requirements.

Cash used in investing activities in the nine months ended September 30, 1999 consisted of net purchases of short-term investments of $3.4 million, purchases of long-term investments of $3.0 million and equipment purchases of $0.7 million.

Cash provided by financing activities in the nine months ended September 30, 1999 was $0.2 million, which primarily consisted of the issuance of common stock upon the exercise of employee stock options.

The Company holds 513,830 shares of the common stock of Alteon WebSystems, Inc. (Nasdaq:ATON) valued at $48.3 million as of September 30, 1999. Alteon WebSystems, previously a privately-held company, announced its initial public offering of 4 million shares of its common stock at $19 per share on September 24, 1999. The closing selling price per share of Alteon WebSystems common stock as reported on the Nasdaq National Market on September 30, 1999 was $94 per share. This investment is subject to fluctuations in the trading price of Alteon WebSystems' common stock and market volatility. The Company entered into a lock-up agreement with the representatives of the underwriters for Alteon WebSystems pursuant to which the Company has agreed, among other things, not to sell shares of Alteon WebSystems held by the Company for a period of 150 days from the date of the final prospectus related to the offering.

On October 14, 1999 the Company announced a Stock Repurchase Program under which up to 1.0 million shares of the Company's outstanding common stock may be acquired in the open market over the next 12 months at the discretion of management.

At September 30, 1999, the Company did not have any material commitments for capital expenditures.

During the nine months ended September 30, 1999, the Company funded its operations through cash flows from operations.

The Company believes that its cash, cash equivalents, investment balances and potential cash flow from operations will provide sufficient cash resources to finance its operations and currently projected capital expenditures through 1999 and 2000. However, there can be no assurance that the Company's cash resources will be sufficient for the years 1999 and 2000.

The Company intends to explore possible acquisitions of businesses, products and technologies that are complementary to those of the Company. The Company is continuing to identify and prioritize additional networking and security technologies which it may wish to develop, either internally or through the licensing or acquisition of products from third parties. While the Company engages from time to time in discussions with respect to potential acquisitions, there can be no assurances that any acquisitions will be made or that the Company will be able to successfully integrate any acquired business. Any material acquisition could result in a decrease to working capital depending on the amount, timing and nature of the consideration to be paid. In order to finance acquisitions, it may be necessary for the Company to raise additional funds through public or private financings. There can be no assurance that such financings will be available at acceptable terms, if at all. Equity financings, if any, may result in dilution to the Company's stockholders.

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

There are numerous companies competing in various segments of the data security and network switch markets. The Company's principal competitors include Cisco Systems, Inc. ("Cisco"), Cabletron Systems, Inc. ("Cabletron"), Lucent Technologies ("Lucent"), Nortel Networks ("Nortel"), 3Com Corporation ("3Com"), Alcatel USA, Inc. ("Alcatel"), International Business Machines Corporation ("IBM"), Axent Technologies, Inc. ("Axent"), Internet Security Systems, Inc. ("ISS"), and Network Associates, Inc. ("Network Associates"). Several of the Company's competitors have substantially greater financial, technical and sales resources, better name recognition and a larger customer base than the Company.

In addition, many of the Company's competitors offer customers a broader product line which provides a more comprehensive networking and security solution than the Company currently offers. Even if the Company does introduce advanced products which meet evolving customer requirements in a timely manner, there can be no assurance that the new Company products will gain market acceptance.

Certain companies in the networking and security industry have expanded their product lines or technologies in recent years as a result of acquisitions. Further, more companies have developed products which conform to existing and emerging industry standards and have sought to compete on the basis of price. The Company anticipates increased competition from large telecommunication equipment vendors which are expanding their capabilities in the data networking market. For example, Lucent and Nortel have acquired several networking companies to enhance their capabilities in data networking. Further, the Company anticipates increased competition from private "start-up" companies that have developed or are developing advanced network switching and security products. Increased competition in the networking and security industry could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

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

Acquisitions. Cisco, Cabletron, Lucent, Nortel and other competitors have recently acquired several networking and security companies with complementary technologies, and the Company anticipates that such acquisitions will continue in the future. These acquisitions may permit such competitors to accelerate the development and commercialization of broader product lines and more comprehensive networking solutions than the Company currently offers. In the past, the Company has relied upon a combination of internal product development and partnerships with other networking and security vendors to provide competitive solutions to customers. Some of the recent and future acquisitions by the Company's competitors may have the effect of limiting the Company's access to commercially significant technologies. Further, the business combinations and acquisitions in the networking and security industry are creating companies with larger market shares, customer bases, sales forces, product offerings and technology and marketing expertise. There can be no assurance that the Company will be able to compete successfully in such an environment.

On May 7, 1998, the Company acquired Essential, a privately held company based in Albuquerque, New Mexico. Essential designs and manufactures high-speed computer network equipment. In September 1998, the Company completed an acquisition of the CMDS division from SAIC, a privately held company in San Diego, California. On September 30, 1999, the Company entered a technology licensing agreement with RSA Security Inc. ("RSA") under which the Company is the exclusive licensee of RSA's Kane Security products in North America and Europe. The Kane Security Products include the Kane Security Analyst, a vulnerability assessment tool, and the Kane Security Monitor, a 24-hour tool that continuously reviews and analyzes NT security event logs for patterns of misuse and alerts the security administrator in real-time. The Company is responsible for marketing, sales, support, maintenance and development for Kane Security software.

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

Product Transitions. Once current networking and security products have been in the market place for a period of time and begin to be replaced by higher performance products (whether of the Company's or a competitor's design), the Company expects the net sales of such products to decrease. In order to achieve revenue growth in the future, the Company will be required to design, develop and successfully commercialize higher performance products in a timely manner. For example, the market for shared bandwidth intelligent hubs, sales of which represented the majority of the Company's net sales over the past several years, decreased in 1998 and in the first nine months of 1999 compared to the same periods of previous years and may continue to decrease as switching products with enhanced price/performance characteristics gain market acceptance. There can be no assurance that the Company will be able to introduce new products and gain market acceptance quickly enough to avoid adverse revenue transition patterns during current or future product transitions. Nor can there be any assurance that the Company will be able to respond effectively to technological changes or new product announcements by competitors, which could render portions of the Company's inventory obsolete.

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

The Company's operational strategy relies on outsourcing product assembly and certain other operations. There can be no assurance that the Company will effectively manage its third-party contractors or that these contractors will meet the Company's future requirements for timely delivery of products of sufficient quality or quantity. Further, the Company intends to introduce a number of new products and product enhancements in 1999 and 2000 which will require that the Company rapidly achieve volume production of those new products by coordinating its efforts with those of its suppliers and contractors. The inability of the third-party contractors to provide ODS with adequate supplies of high-quality products could cause a delay in the Company's ability to fulfill orders and could have an adverse effect on the Company's business and operating results.

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

Dependence on Key Customers. A relatively small number of customers have accounted for a significant portion of the Company's revenue. U.S. Government agencies and strategic network integrators are expected to continue to account for a substantial portion of the Company's net revenue. The Company continuously faces competition from Cisco, Cabletron, Lucent, Nortel, Alcatel, 3Com, Axent, ISS and others for U.S. Government networking and security projects and corporate networking and security installations. Any reduction or delay in sales of the Company's products to these customers could have a material adverse effect on the Company's operating results.

International Operations. The Company's international operations may be affected by changes in demand resulting from fluctuations in currency exchange rates and local purchasing practices, including seasonal fluctuations in demand, as well as by risks such as increases in duty rates, difficulties in distribution, regulatory approvals and other constraints upon international trade. For example, the fluctuation in currency exchange rates and adverse economic developments in Malaysia, South Korea and certain other countries adversely affected demand for the Company's products in those countries in 1998 and the first nine months of 1999 and may continue to adversely affect demand for the Company's products in those countries in the remainder of 1999 and 2000. The Company's sales to foreign customers are subject to export regulations. In particular, certain sales of the Company's high performance networking and data security products require clearance and export licenses from the U.S. Department of Commerce. Any inability to obtain clearances or any required foreign regulatory approvals on a timely basis could have a material adverse effect on the Company's operating results.

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

The Company's plan to resolve the Year 2000 Issue involved the following four phases: assessment, remediation, testing, and implementation. The Company further classified all information technology systems as mission critical and non-mission critical based on the potential for the Company's operations to be significantly affected by an IT system's ability to process Year 2000 dates properly. The completed assessment indicated that most of the Company's significant information technology systems could be affected, particularly the general ledger, billing, payroll, and inventory systems. That assessment also indicated that software and hardware (embedded chips) used in production and manufacturing systems (hereafter also referred to as operating equipment) also are at risk. Based on a review of its product line, the Company has determined that most of the products it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products. In addition, the Company has gathered and continues to gather information about the Year 2000 compliance status of its significant suppliers and subcontractors and continues to monitor their compliance.

STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT. For its information technology exposures, to date, the Company has met its completion criteria for all phases with respect to all mission critical and non-mission critical systems that could be significantly affected by the Year 2000. If the completed modifications for mission critical and non-mission critical IT systems, or the completion criteria utilized by the Company, are inadequate, the Year 2000 Issue could have a material impact on the operations of the Company.

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

For operating equipment, generally considered non-critical to the Company's operations, the Company is 100% complete in the remediation, testing, and implementation phases. If the completed and planned modifications for operating equipment are inadequate, the Year 2000 Issue could have a material impact on the operations of the Company.

NATURE AND LEVEL OF IMPORTANCE OF THIRD PARTIES AND THEIR EXPOSURE TO THE YEAR 2000. The Company's payroll application is processed directly by a third-party vendor. The Company has obtained and evaluated representations from the third-party vendor to ensure that the Company's outsourced payroll application is Year 2000 compliant.

There are no significant third party vendors that interface directly with the Company's information systems. The Company has completed queries of its significant customers, suppliers and subcontractors that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

COSTS. The costs associated with the Company's Year 2000 project have been expensed as incurred, have not been significant and have been funded through operating cash flows and working capital. Further costs, if any, are not expected to be material and will be expensed as incurred.

RISKS. Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company believes it has completed all necessary phases of the Year 2000 program. In the event that the Company has not fully completed all phases with respect to each category of Year 2000 exposure, the Company could be unable to take customer orders, manufacture and ship products, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange. The Company's revenue originating outside the U.S. in the quarters ended September 30, 1999, 1998 and 1997 were 13.4%, 14.0% and 29.0% of total revenues, respectively. Revenue originating outside the U.S. in the nine months ended September 30, 1999, 1998 and 1997 were 11.8%, 19.8% and 28.0% of total revenues, respectively. International sales are made mostly from the Company's foreign sales subsidiaries in the local countries and are typically denominated in U.S. dollars. These subsidiaries incur most of their expenses in the local currency.

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

Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses of principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The Company's investment securities are held for purposes other than trading. Several investment securities have a maturity in excess of one year. The weighted-average interest rate on investment securities at September 30, 1999 was 5.0%. The fair value of investments held at September 30, 1999 approximate amortized cost.

The Company holds 513,830 shares of the common stock of Alteon WebSystems, Inc. (Nasdaq:ATON) valued at $48.3 million as of September 30, 1999. Alteon WebSystems, previously a privately-held company, announced its initial public offering of 4 million shares of its common stock at $19 per share on September 24, 1999. The closing selling price per share of Alteon WebSystems common stock as reported on the Nasdaq National Market on September 30, 1999 was $94 per share. This investment is subject to fluctuations in the trading price of Alteon WebSystems' common stock and market volatility. The Company entered into a lock-up agreement with the representatives of the underwriters for Alteon WebSystems pursuant to which the Company has agreed, among other things, not to sell shares of Alteon WebSystems held by the Company for a period of 150 days from the date of the final prospectus related to the offering.

                           PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (A.)     EXHIBITS.  The following exhibits are included herein:

                             (27)  Financial Data Schedule

         (B.)     FORM 8-K.  On October 15, 1999 the Company filed a Current

                             Report on Form 8-K (Item 5) in order
                             to report the authorization of a
                             stock repurchase program pursuant to
                             which the Company may repurchase up
                             to 1.0 million shares of the
                             Company's outstanding common stock
                             on the open market over the 12 month
                             period ending October 14, 2000.

                               S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ODS NETWORKS, INC.



Date: November 10, 1999            /s/ Timothy W. Kinnear
                             ---------------------------------
                                     Timothy W. Kinnear
                                Chief Operating Officer and
                                  Chief Financial Officer
                               (Principal Financial Officer)


                                   /s/ Jay R. Widdig
                             ---------------------------------
                                     Jay R. Widdig
                                    Corporate Controller
                               (Principal Accounting Officer)