Form 10-K405
period 1999-12-31
ODS NETWORKS INC
filed 2000-03-10
CIK 736012

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from ________________ to ______________.

                         COMMISSION FILE NUMBER 0-20191
                         ______________________________

                               ODS NETWORKS, INC.

             (Exact name of registrant as specified in its charter)

                   DELAWARE                                               75-1911917
 (State or other jurisdiction of incorporation               (I.R.S. Employer Identification No.)
               or organization)
            1101 EAST ARAPAHO ROAD                                           75081
               RICHARDSON, TEXAS
   (Address of principal executive offices)                               (Zip Code)

       Registrant's telephone number, including area code: (972) 234-6400
          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.01 par value
                                (Title of class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of February 21, 2000, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $225,668,312 (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of Registrant's Common Stock). As of February 21, 2000, 18,688,323 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive Proxy Statement filed in connection with the Registrant's 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

GENERAL

    ODS Networks, Inc. ("ODS", the "Company" or the "Registrant") operates through two divisions: the Security division which focuses on security software and integrated solutions, and the Networking division which focuses on high performance network solutions. The Company's wholly-owned subsidiary, Intrusion.com, Inc. ("Intrusion.com"), develops and markets products which allow customers to create networks that are protected from access, theft and damage by unauthorized network users and protected from misuse by curious or disgruntled employees, contractors and other authorized users. The Company's Essential Communication division ("Essential") develops and markets products which enable customers to connect computers and supercomputers to form clusters, workgroups and local area networks ("LANs") and to build backbones for enterprise-wide networks.

    The Company markets and distributes its products through a direct sales force to end-users, distributors and by numerous domestic and international system integrators, service providers and value-added resellers. The Company's end-user customers include manufacturing, telecommunications, retail, transportation, health care, insurance, entertainment, utilities and energy companies, government agencies, financial institutions, and academic institutions.

    The Company was organized in Texas in September 1983 and reincorporated in Delaware in October 1995. The Company changed its name in April 1997 from Optical Data Systems, Inc. to ODS Networks, Inc. The Company's principal executive offices are located at 1101 E. Arapaho Road, Richardson, Texas 75081, and its telephone number is (972) 234-6400.

INDUSTRY BACKGROUND

    The power of personal computers ("PCs"), workstations and network servers has increased dramatically during the past decade. The rapid proliferation of these devices has created a demand for an effective, secure method to enable users to communicate with each other to access common databases, software and peripheral devices. The LAN industry evolved to provide a means by which computers and related devices ("nodes") located within a limited geographical area, such as a single office building or a campus, can be interconnected by means of a common cabling system to permit communication and the sharing of data and resources. These LANs can then be interconnected into wide area networks ("WANs") that enable all of the client and server devices in an enterprise to communicate with each other.

    In the past, LAN technologies such as Ethernet and Token Ring required networked devices to take turns communicating on a singe LAN. Such technologies are often referred to as shared-media or shared-bandwidth technologies because they require computers to contend for the total capacity or "bandwidth" of a LAN. The performance of these shared-bandwidth LANs has declined in recent years due to the increased processor speeds of computers, increased size of LANs and higher bandwidth requirements of software applications such as document image processing, medical imaging, video and the World Wide Web.

    In the mid-1990's, a new generation of LAN technology emerged utilizing "switching" to relieve the performance issues experienced in shared-bandwidth LANs. Some switches were designed to enhance the performance of existing shared-bandwidth LANs by reducing the number of devices taking turns and sharing the capacity of a single LAN Ethernet segment or token ring. Other switches such as the Company's InfiniteSwitch and LANBlazer product lines have been designed to replace the traditional hub and router architecture. In a totally switched network, each PC, workstation and server has its own dedicated network connection; thus, networked devices do not experience the performance constraints of taking turns transmitting information over the LAN.

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

    The migration of data from tightly controlled mainframe computers onto LANs, workstations and personal computers and connectivity of an organization's network to the Internet have created security issues. In the past, an organization could rely on tight mainframe access controls to restrict access to sensitive data. However, many networks now contain proprietary, intellectual property and other sensitive data being carried by insecure network protocols. Today, firewalls represent the most common form of network security, forming barriers to entry into an organization's network. However, the hacker community has developed innovative techniques for circumventing firewalls. Furthermore, firewalls do not adequately address the security issues related to disgruntled employees or those who would commit corporate espionage. Thus, a need has evolved to assess the vulnerability of networks and for the implementation of comprehensive monitoring of installed networks and real-time response to security violations. The Company's exclusive license of Kane security software products from RSA Security, Inc. ("RSA") in September of 1999 provides ODS with a product suite that is designed to help organizations perform security audits of their networked systems, monitor critical networked resources for suspicious activities, and collect information for data analysis, alarm processing and audit management functions. The Company's acquisition of certain products and technologies, including the Computer Misuse Detection System ("CMDS") product line from Science Applications International Corporation ("SAIC") in September of 1998 significantly enhanced ODS' ability to create trusted networks that are protected from access, theft and damage by unauthorized network users and protected from misuse by curious or disgruntled employees, contractors and other authorized users.

ODS PRODUCTS

SECURITY

    INTRUSION DETECTION SOFTWARE. Intrusion.com's CMDS software permits information security administrators to monitor an organization's network for suspicious events, unauthorized activity and misuse of the computer network. CMDS profiles user behavior and usage patterns across multiple statistical categories. Variations from a usage pattern can indicate a variety of potential computer misuses and intrusions. Using a graphical user interface, a security administrator can define rules and desired reactions to unauthorized events on an organization's network. CMDS analyzes audit log files from UNIX-Registered Trademark-, Windows NT-Registered Trademark-, Cisco IOS routers, Check Point Firewall-1-Registered Trademark-, Oracle-Registered Trademark- and numerous other sources of audit log data. CMDS monitors for overt intrusion signatures such as failed login attempts, attempted root access, system configuration modifications, unauthorized software installations and attempts to subvert security systems. CMDS can alert the security administrator of deviations from defined rules, intrusion signatures and deviations from normal, authorized computer user behavior.

    VULNERABILITY ASSESSMENT SOFTWARE. Intrusion.com's KANE SECURITY ANALYST instantly assesses the security of an organization's NT and Novell servers and workstations evaluating potential security holes in the corporate network. Intrusion.com's KANE SECURITY MONITOR is a host based intrusion detection tool that continuously reviews and analyzes NT security event logs for patterns of misuse and alerts the security manager in real-time.

    NETWORK SECURITY APPLIANCES. Intrusion.com's SECURECOM product family is designed to provide comprehensive security solutions through network security appliances that are easy to implement and manage. Intrusion.com believes that its integrated approach to networks and security products provides a more comprehensive security solution than the single product offerings marketed by many of its competitors. The SecureCom products are modular solutions offering simultaneous connections to multiple network segments, integrated firewalls, network based and host based intrusion detection systems, CMDS computer misuse detection system, Kane vulnerability assessment system, URL filters, virus scanners, virtual private network systems and other security applications.

NETWORKING

    HIGH PERFORMANCE NETWORK INTERCONNECTIVITY. Essential's PERFORMANCE AREA NETWORK SOLUTIONS ("PANSolutions") products are built upon the industry's fastest and most mature high speed standard available today. Essential offers a complete line of switches and Network Interface Cards ("NICs") for networking environments that demand high data throughput and extremely low latency such as the oil and gas industry, film and video, automotive and e-commerce. PANSolutions provide high speed interconnectivity for new and legacy servers and workstations from market leaders including Compaq Computer Corporation ("Compaq"), Hewlett-Packard Company ("Hewlett-Packard"), SGI, Inc. ("SGI"), International Business Machines Corporation ("IBM"), and Sun Microsystems, Inc. ("Sun"). Essential is one of the leaders in the development of the world's fastest networking standard, Gigabyte System Network ("GSN"). GSN is the highest bandwidth and lowest latency interconnect standard, providing full duplex dual 6400 megabit (800 megabyte) per second of error free, flow controlled data.

    ODS' LANBLAZER 7000 and 7017 gigabit Ethernet and Fast Ethernet switches are designed for high bandwidth server farms, corporate backbone switching and high-end applications at the individual user level. With up to 139 gigabits of backplane bandwidth the LANBlazer switch family provides one of the highest capacity gigabit Ethernet switching solutions available. Offering six or sixteen multi-media module slots, respectively, the switches support up to 128 full duplex gigabit Ethernet ports, up to 768 10/100 Ethernet ports or up to 60 fiber Fast Ethernet ports. Additional features of the LANBlazer include high-speed Layer 3 switching, VLAN management and flexible network management capabilities. The Company also offers ATM and HIPPI uplinks in either LANBlazer chassis to integrate Ethernet enterprise backbone architecture with other high performance network solutions.

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

THIRD-PARTY PRODUCTS

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

CUSTOMER SERVICES

    In addition to manufacturing broad lines of secure networking products, the Company also offers a wide range of services, including consulting, design and configuration, project planning and management, performance analysis and installation and maintenance.

PRODUCT DEVELOPMENT

    The data security and networking industry is characterized by rapidly changing technology, standards and customer demands. Management believes that the Company's future success depends in large part upon the timely enhancement of existing products as well as the development of technologically advanced new products which meet industry standards, perform successfully and achieve market acceptance. The Company is currently developing and marketing next-generation data security and switching products. The Company is also investing in the development of products which comply with emerging industry standards and is continuously engaged in testing to ensure that the Company's products interoperate with other manufacturers' products which comply with industry standards.

    During 1999, 1998 and 1997, the Company's research and development expenditures were $11.7 million, $12.2 million and $10.8 million, respectively. All of the Company's expenditures for hardware and software research and development costs have been expensed as incurred. At December 31, 1999, the Company had 62 employees engaged in research and product development.

MANUFACTURING AND SUPPLIES

    The Company's manufacturing operations consist primarily of replication of software on CDs, packaging, final assembly, testing and quality control of subassemblies and finished units. Materials used by the Company in its manufacturing processes include semiconductors such as microprocessors, memory chips and application specific integrated circuits ("ASICs"), printed circuit boards, power supplies and enclosures.

    The Company's operational strategy relies on outsourcing of printed circuit board assembly and certain other operations to reduce fixed costs and to provide flexibility in meeting market demand. The Company inserts the printed circuit board-based modules, assembled by a variety of domestic third-party contract assembly companies, into product enclosures in combination with power supplies, software and other components to configure systems to meet the needs of end-user customers.

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

SALES, MARKETING AND CUSTOMERS

    The Company markets and distributes its products primarily through a direct sales force to end users supplemented by several domestic and international distributors, system integrators and value added resellers. At December 31, 1999, the Company's direct sales and marketing organization consisted of 103 individuals, including managers, sales representatives, marketing personnel and technical support personnel.

    FIELD SALES FORCE. The Company's direct sales organization focuses on major account sales, promotes the Company's products to current and potential customers, and monitors evolving customer requirements. The Company's channel sales force promotes its products to distributors, system integrators and value added resellers. The field sales and technical support force provides training and technical support to the Company's resellers and end users and assists ODS customers to design secure data networking solutions.

    The Company currently conducts sales and marketing efforts from its principal office in Richardson (Dallas), Texas; through domestic field offices located in the following metropolitan areas: Albuquerque, Atlanta, Chicago, Denver, Minneapolis, San Diego, San Francisco and Vienna (Washington, D.C.); and through its foreign sales offices located in the following countries: Canada, England, France, Germany, Malaysia, New Zealand, Singapore, South Korea and Taiwan.

    DISTRIBUTORS. The Company has signed distribution agreements with distributors in the United States, Europe and Asia. In general these relationships are non-exclusive. Distributors typically maintain an inventory of ODS products. Under these agreements, ODS provides certain protection to the distributors for their inventory of ODS products for price reductions as well as products that are slow-moving or have been discontinued by the Company. Recognition of sales to distributors and related gross profits are deferred until the merchandise is resold by the distributors.

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

    FOREIGN SALES. The Company believes that rapidly evolving international markets are important sources of future net sales for the Company. The Company's export sales are currently being made through a direct sales force supplemented by international resellers in Europe, Asia, Latin America and Canada. Export sales accounted for approximately 12.5%, 20.0% and 27.2% of net sales in 1999, 1998 and 1997, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report for a geographic breakdown of the Company's product revenue in 1999, 1998 and 1997. Sales to foreign customers and resellers generally have been made in United States dollars.

    MARKETING. The Company has implemented several methods to market its products, including regular participation in trade shows and seminars, advertisement in trade journals, telemarketing, distribution of sales literature and product specifications and ongoing communications with its resellers and installed base of end-user customers.

    CUSTOMERS. The Company's end-user customers include manufacturing, telecommunications, retail, transportation, health care, insurance, utilities and energy companies, government agencies, financial institutions and academic institutions. Sales to certain customers and groups of customers can be impacted by seasonal capital expenditure approval cycles, and sales to customers within certain geographic regions can be subject to seasonal fluctuations in demand.

    Although the Company sells its products to many customers, direct sales to four such resellers and end-user customers, Electronic Data Systems Corporation ("EDS"), SGI, Microage Federal and various agencies of the U. S. government (aggregated as one), have each accounted for 10% or more of the Company's net sales in at least one of the past three fiscal years as indicated in the following schedule.

                                                                    PERCENTAGE OF NET
                                                                          SALES
                                                              ------------------------------
CUSTOMER                                                        1999       1998       1997
--------                                                      --------   --------   --------
EDS.........................................................     2.2%       7.0%      16.1%
SGI.........................................................    10.9        1.7        0.0
Microage Federal............................................    11.8        7.4        4.0
U.S. Government.............................................     9.7       13.2       11.7

    A large portion of the products sold to Microage Federal, SGI and EDS during the periods shown were integrated with other products or services and sold to end users by Microage Federal, SGI and EDS. No other customer accounted for 10% or more of the Company's net sales in 1999, 1998 or 1997, respectively. The loss of any of these customers could have a material adverse effect on the Company and its operating results if not replaced.

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

    BACKLOG. The Company believes that only a small portion of its order backlog is noncancelable and that the dollar amount associated with the noncancelable portion is immaterial. The Company manufactures its products based upon its forecast of customer demand and maintains inventories of sub-assemblies and finished products in advance of receiving firm orders from customers. Orders are generally fulfilled by the Company within one to four weeks following receipt of an order. Due to the generally short cycle between order and shipment and occasional customer-initiated changes in delivery schedules or cancellation of orders which are made without significant penalty, the Company does not believe that its backlog as of any particular date is indicative of future net sales.

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

    The Company warrants all its products against defects in materials and workmanship for periods ranging from 90 days to 12 months. Before and after expiration of the product warranty period, the Company offers both on-site and factory-based support, parts replacement and repair services. Extended warranty services are separately invoiced on a time and materials basis or under an annual maintenance contract.

COMPETITION

    The market for network switches and data security solutions is intensely competitive and subject to frequent product introductions with improved price/performance characteristics. Industry suppliers compete in areas such as conformity to existing and emerging industry standards, interoperability with other networking products, network management and security capabilities, performance, price, ease of use, scalability, reliability, flexibility, product features and technical support. The Company believes that its solutions-oriented approach (combining network design services, ODS products and third-party products to provide superior, secure networking systems to customers) provides the Company a competitive advantage with large organizations with complex networking requirements.

    There are numerous companies competing in various segments of the data security and network switch markets. The Company's principal competitors include Cisco Systems, Inc. ("Cisco"), Cabletron Systems, Inc. ("Cabletron"), Lucent Technologies ("Lucent"), Nortel Networks ("Nortel"), 3Com Corporation ("3Com"), Alcatel USA, Inc. ("Alcatel"), IBM, Nokia Corporation ("Nokia"), Axent Technologies, Inc. ("Axent"), Internet Security Systems, Inc. ("ISS"), and Network Associates, Inc. Several of the Company's competitors have substantially greater financial, technical, sales and marketing resources, better name recognition and a larger customer base than the Company. In addition, many of the Company's competitors offer customers a broader product line which provides a more comprehensive networking and security solution than the Company currently offers. Even if the Company does introduce advanced products which meet evolving customer requirements in a timely manner, there can be no assurance that the new Company products will gain market acceptance.

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

EMPLOYEES

    As of December 31, 1999, the Company employed a total of 266 persons, including 103 in sales, marketing and technical support, 76 in manufacturing and operations, 62 in research and product development, and 25 in administration and finance.

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

    TECHNOLOGICAL CHANGES. The market for the Company's products is characterized by frequent product introductions, rapidly changing technology and continued evolution of new industry standards. The market for network switches, management and security products requires the Company's products to be compatible and interoperable with products and architectures offered by various vendors, including other networking products, workstation and personal computer architectures and computer and network operating systems. The Company's success will depend to a substantial degree upon its ability to develop and introduce in a timely manner new products and enhancements to its existing products that meet changing customer requirements and evolving industry standards. The development of technologically advanced products is a complex and uncertain process requiring high levels of innovation as well as the accurate anticipation of technological and market trends. There can be no assurance that the Company will be able to identify, develop, manufacture, market and support new or enhanced products successfully in a timely manner. Further, the Company or its competitors may introduce new products or product enhancements that shorten the life cycle of or obsolete the Company's existing product lines any of which could have a material adverse effect on the Company's business, operating results and financial condition.

    MARKET ACCEPTANCE. The Company is pursuing a strategy to increase the percentage of its revenue generated through indirect sales channels including distributors, value added resellers, system integrators, original equipment manufacturers and network service providers. There can be no assurance that the Company's products will gain market acceptance in these indirect sales channels. Further, competition among networking and security companies to sell products through these indirect sales channels could result in significant price competition and reduced profit margins.

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

    ACQUISITIONS. Cisco, Cabletron, Lucent, Nortel and other competitors have recently acquired several networking and security companies with complementary technologies, and the Company anticipates that such acquisitions will continue in the future. These acquisitions may permit such competitors to accelerate the development and commercialization of broader product lines and more comprehensive solutions than the Company currently offers. In the past, the Company has relied upon a combination of internal product development and partnerships with other networking and security vendors to provide competitive solutions to customers. Certain of the recent and future acquisitions by the Company's competitors may have the effect of limiting the Company's access to commercially significant technologies. Further, the business combinations and acquisitions in the networking and security industry are creating companies with larger market shares, customer bases, sales forces, product offerings and technology and marketing expertise. There can be no assurance that the Company will be able to compete successfully in such an environment.

    On May 7, 1998, the Company acquired Essential Communication Corporation, a privately held company based in Albuquerque, New Mexico. Essential designs and manufactures high-speed computer network equipment. In September 1998, the Company completed an acquisition of certain assets of the Computer Misuse and Detection System ("CMDS") Division from Science Applications International Corporation ("SAIC"), a privately held company in San Diego, California. On September 30, 1999, the Company entered a technology licensing agreement with RSA under which the Company is the exclusive licensee of RSA's Kane Security products in North America and Europe. The Company may, in the future, acquire or invest in additional companies, business units, product lines, or technologies to accelerate the development of products and sales channels complementary to the Company's existing products and sales channels. Acquisitions involve numerous risks, including: difficulties in assimilation of operations, technologies, and products of the acquired companies; risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions; the potential loss of key employees of the acquired company; and the diversion of management's attention from normal daily operation of the Company's business. There can be no assurance that any potential acquisition or investment will be consummated or that such acquisition or investment will be realized.

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

    The Company's sales of commodity LAN switches and hubs have declined over the past three years as certain of the Company's large competitors gained market share. The Company's goal is to transition an increasing proportion of its revenues to growing markets in which the Company offers differentiated products, such as data security solutions and high performance switches. The Company's ability to achieve its revenue objectives over the next several quarters will largely depend upon the extent to which growth in these differentiated product lines compensates for the expected decline in the commodity LAN switch and hub product lines.

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

    The Company's operational strategy relies on outsourcing of product assembly and certain other operations. There can be no assurance that the Company will effectively manage its third-party contractors or that these contractors will meet the Company's future requirements for timely delivery of products of sufficient quality and quantity. Further, the Company intends to introduce a number of new products and product enhancements in 2000 which will require that the Company rapidly achieve volume production of those new products by coordinating its efforts with those of its suppliers and contractors. The inability of the third-party contractors to provide ODS with adequate supplies of high-quality products could cause a delay in the Company's ability to fulfill orders and could have an adverse effect on the Company's business, operating results and financial condition.

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

    THIRD-PARTY PRODUCTS. The Company believes that it is beneficial to work with third parties with complementary technologies to broaden the appeal of the Company's switches and network security products. These alliances allow ODS to provide integrated solutions to its customers, combining ODS developed technology with third-party products. As the Company also competes with these technology partners in certain segments of the market, there can be no assurance that the Company will have access to all of the third-party products which may be desirable or necessary in order to offer fully integrated solutions to ODS customers.

    DEPENDENCE ON KEY CUSTOMERS. A relatively small number of customers have accounted for a significant portion of the Company's revenue. U.S. government agencies and large system integrators are expected to continue to account for a substantial portion of the Company's net revenue. The Company continuously faces competition from Cisco, Cabletron, Lucent, Nortel, Alcatel, 3Com, Axent, ISS and others for U.S. government networking and security projects and corporate networking and security installations. Any reduction or delay in sales of the Company's products to these customers could have a material adverse effect on the Company's operating results.

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

    GENERAL. Sales of the Company's products fluctuate, from time to time, based on numerous factors, including customers' capital spending levels and general economic conditions. While certain industry analysts believe that there is a significant market for network switches and security products, there can be no assurance as to the rate or extent of the growth of such market or the potential adoption of alternative technologies. Future declines in networking and security product sales as a result of general economic conditions, adoption of alternative technologies or any other reason could have a material adverse effect on the Company's business, operating results and financial condition.

    Due to the factors noted above and in "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Company's future earnings and common stock price may be subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. Any shortfall in revenue and earnings from the levels anticipated by securities analysts could have an immediate and significant effect on the trading price of the Company's common stock in any given period. Also, the Company participates in a highly dynamic industry which often results in volatility of the Company's common stock price.

ITEM 2. PROPERTIES.

    The Company's headquarters is located in a modern, two-story building in Richardson, Texas, with an aggregate of approximately 95,000 square feet of floor space. This facility includes the Company's corporate administration, manufacturing, marketing, research and development, sales and technical support personnel. The Company occupies this facility under a lease, the base term of which expires in February 2005, with two seven-year options to extend the lease term, subject to compliance with certain conditions. The Company also leases a separate warehouse facility consisting of approximately 8,000 square feet adjacent to its headquarters under a lease that expires in June 2000.

    On December 23, 1999, the Company sold a one-story building consisting of approximately 50,000 square feet of floor space adjacent to the Company's headquarters. This building was vacated in the first quarter of 1999 when the Company's research and development personnel were moved from this building to the Company's headquarters.

    Essential division personnel are located in a 15,120 square foot leased property in Albuquerque, New Mexico. The lease will expire in February 2009. Research and development, administrative, manufacturing, marketing and sales personnel occupy this property.

    The Company's security software research and development staff is located in an 11,400 square foot leased property in San Diego, California. The lease will expire in August 2002. Research and development, sales and administrative personnel occupy this facility.

    The Company has a sales office located in Vienna, Virginia occupying a 56,500 square foot leased property. The lease will expire in April 2004, with a five-year option to extend the lease term, subject to compliance with certain conditions.

    In addition, the Company and its subsidiaries lease small amounts of office space for sales and technical support personnel domestically in California, Colorado, Georgia, Illinois, Minnesota, New Mexico and Texas, and internationally in Canada, England, France, Germany, Malaysia, New Zealand, Singapore, South Korea and Taiwan. The Company believes that these existing facilities will be adequate to meet its requirements through 2000. See Note 8 of Notes to Consolidated Financial Statements for additional information regarding the Company's obligations under leases.

ITEM 3. LEGAL PROCEEDINGS.

    The Company is not a party to any material litigation and is not aware of any threatened litigation which would have a material adverse effect on the Company, its operating results or its financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of security holders of the Company during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's common stock is traded on The Nasdaq Stock Market (National Market System) under the symbol "ODSI". As of February 21, 2000 there were approximately 310 holders of record of the common stock. The following table sets forth, for the periods indicated, the high and low sales prices for the common stock, as reported by The Nasdaq Stock Market.

                                                  1999                            1998                           1997
                                      -----------------------------   -----------------------------   ---------------------------
                                          HIGH             LOW            HIGH             LOW            HIGH           LOW
                                      -------------   -------------   -------------   -------------   ------------   ------------
First Quarter.......................  $ 5 5/8         $ 2 1/2         $ 7 15/16       $ 5 13/16       $18 1/4        $11 5/16
Second Quarter......................  4 3/8           2 1/2           9               5 3/8           16 3/8         11 3/8
Third Quarter.......................  7 15/32         3 15/16         7 3/4           3 3/16          13 3/4         10 1/64
Fourth Quarter......................  14 15/16        4 7/8           4 1/16          2 1/4           13             5 1/2

ITEM 6. SELECTED FINANCIAL DATA.

    The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K and the consolidated statements and notes thereto included in Item 14 of this Form 10-K.

                                                            YEAR ENDED DECEMBER 31,
                                            -------------------------------------------------------
                                              1999       1998          1997       1996       1995
                                            --------   --------      --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Net sales:
    Security products.....................  $  7,963   $  1,920      $    --    $     --   $     --
    Networking products...................    49,988     72,690       92,327     117,864    111,450
                                            --------   --------      -------    --------   --------
    Total net sales.......................    57,951     74,610       92,327     117,864    111,450
Cost of sales:
    Security products.....................     3,877        968           --          --         --
    Networking products...................    28,227     49,262       55,795      60,737     55,499
                                            --------   --------      -------    --------   --------
    Total cost of sales...................    32,104     50,230(1)    55,795      60,737     55,499
                                            --------   --------      -------    --------   --------
Gross profit..............................    25,847     24,380       36,532      57,127     55,951
Operating expenses:
    Sales and marketing...................    20,277     29,378       30,390      25,969     22,555
    Research and development..............    11,700     12,244       10,810      10,417      8,021
    In-process research and development...        --      3,347(2)        --          --         --
    General and administrative............     5,430      4,882        4,912       3,844      4,215
    Amortization of intangibles...........     1,591        968           --          --         --
    Restructuring charge..................        --      3,932(3)        --          --         --
                                            --------   --------      -------    --------   --------
Operating income (loss)...................   (13,151)   (30,371)      (9,580)     16,897     21,160
Interest income, net......................     1,104      1,398        1,639         944        938
Other income (expense)....................         7     (1,122)          --          --         --
                                            --------   --------      -------    --------   --------
Income (loss) before income taxes.........   (12,040)   (30,095)      (7,941)     17,841     22,098
Income taxes (benefit)....................        --     (4,345)      (3,004)      6,790      8,420
                                            --------   --------      -------    --------   --------
Net income (loss).........................  $(12,040)  $(25,750)     $(4,937)   $ 11,051   $ 13,678
                                            ========   ========      =======    ========   ========
Dilutive earnings (loss) per share........  $  (0.65)  $  (1.50)     $ (0.30)   $   0.66   $   0.81
                                            ========   ========      =======    ========   ========
Weighted average shares outstanding
assuming dilution.........................    18,565     17,190       16,437      16,825     16,876
                                            ========   ========      =======    ========   ========

------------------------

(1) In connection with the Company's restructuring plan, cost of sales in fiscal 1998 includes a $6.7 million charge to write-down the value of inventory with reduced utility, generally associated with older technologies.

(2) The write-off of acquired in process research and development in the year ending December 31, 1998, is comprised of $2.3 million resulting from the Company's acquisition of Essential Communication

    Corporation and approximately $1.0 million resulting from the Company's acquisition of Computer Misuse and Detection System assets from Science Applications International Corporation.

(3) In connection with the Company's restructuring plan, the Company recorded a $3.5 million charge to write off the value of certain fixed assets which are no longer in use and to be disposed of and incurred approximately
    $0.4 million in severance costs resulting from the Company's reduction in workforce.

BALANCE SHEET DATA:

                                                  1999       1998       1997       1996       1995
                                                --------   --------   --------   --------   --------
Working capital...............................  $ 66,578   $31,763    $51,847    $54,529    $49,645
Total assets..................................   120,502    61,710     77,178     81,935     71,685
Total liabilities.............................    38,925    12,204     10,799     10,997     12,987
Total stockholders' equity....................    81,577    49,506     66,379     70,938     58,698

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE LITIGATION REFORM ACT OF 1995This Annual Report, other than historical information, may include forward-looking statements, including statements with respect to financial results, product introductions, market demand, sales channels, industry trends, sufficiency of cash resources and certain other matters. These statements are made under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those discussed in the section entitled "Factors That May Affect Future Results of Operations" in Item 1 and elsewhere in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

    The following tables set forth, for the periods indicated, certain financial data as a percentage of net sales.

                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1999         1998         1997
                                                              --------     --------     --------
Net Sales:
  Security products.........................................    13.7%         2.6%         0.0%
  Networking products.......................................    86.3         97.4        100.0
                                                               -----        -----        -----
  Total net sales...........................................   100.0        100.0        100.0
Cost of sales:
  Security products.........................................     6.7          1.3          0.0
  Networking products.......................................    48.7         66.0         60.4
                                                               -----        -----        -----
  Total cost of sales.......................................    55.4         67.3         60.4
                                                               -----        -----        -----
Gross profit................................................    44.6         32.7         39.6
Operating expenses:
  Sales and marketing.......................................    35.0         39.4         32.9
  Research and development..................................    20.2         16.4         11.7
  In-process research and development.......................      --          4.5           --
  General and administrative................................     9.4          6.5          5.3
  Amortization of intangibles...............................     2.7          1.3           --
  Restructuring charge......................................      --          5.3           --
                                                               -----        -----        -----
Operating loss..............................................   (22.7)       (40.7)       (10.3)
Interest income, net........................................     1.9          1.9          1.7
Other expense...............................................      --         (1.5)          --
                                                               -----        -----        -----
Loss before income taxes....................................   (20.8)       (40.3)        (8.6)
Income tax benefit..........................................      --         (5.8)        (3.3)
                                                               -----        -----        -----
Net loss....................................................   (20.8)%      (34.5)%       (5.3)%
                                                               =====        =====        =====

                                                                1999         1998         1997
                                                              --------     --------     --------
Domestic sales..............................................    87.5%        80.0%        72.8%
Export sales to:
  Europe....................................................     9.3         12.2          9.6
  Canada....................................................     1.2          3.0          3.6
  Asia......................................................     1.3          3.8         11.6
  Latin America.............................................     0.7          1.0          2.4
                                                               -----        -----        -----
Net sales...................................................   100.0%       100.0%       100.0%
                                                               =====        =====        =====

1999 COMPARED WITH 1998

NET SALES

    Net sales decreased 22.3% to $58.0 million in 1999 from $74.6 million in 1998. This decrease occurred because sales of the Company's high performance switching and security products did not increase quickly enough to offset the decrease in sales of its prior generation shared bandwidth intelligent hubs and commodity LAN switches. Net sales of the Company's security segment increased to $8.0 million, or 13.7% of net sales, in 1999 compared to $1.9 million, or 2.6% of net sales, in 1998. Net sales in the Company's networking segment decreased to $50.0 million, or 86.3% of net sales, in 1999 compared to $72.7 million, or 97.4% of net sales, in 1998. The Company's goal is to transition an increasing proportion of its net sales to data security and high performance switching solutions in 2000.

    Export sales in 1999 decreased to $7.2 million, or 12.5% of net sales, compared to $14.9 million, or 20.0% of net sales in 1998 primarily due to slower international acceptance of the Company's security products and a continued decline in the Company's networking products.

    Direct net sales to various agencies of the U.S. government (aggregated as one) were 9.7% and 13.2%, respectively, of net sales in 1999 and 1998. Sales to Microage Federal in 1999 and 1998 were 11.8% and 7.4%, respectively of net sales. Sales to SGI, Inc. ("SGI") in 1999 and 1998 were 10.9% and 1.7%, respectively of net sales. In addition, a portion of the Company's sales to Microage Federal, SGI and other corporations were resold by those organizations to various agencies of the U.S. Government.

GROSS PROFIT

    Gross profit increased 5.7% to $25.8 million in 1999 from $24.4 million in 1998. As a percentage of net sales, gross profit increased to 44.6% for 1999 from 32.7% in 1998. Gross profit of the Company's security segment increased to $4.1 million, or 51.3% of security net sales, in 1999 compared to $1.0 million, or 49.6% of security net sales, in 1998. Gross profit of the Company's networking segment decreased to $21.8 million, or 43.5% of networking net sales, in 1999 compared to $23.4 million, or 32.2% of networking net sales, in 1998.

    Gross profit as a percentage of net sales in 1999 was impacted by several factors, including shifts in product mix, changes in channels of distribution, sales volume, fluctuation in manufacturing costs, pricing strategies of the Company and its competitors and fluctuations in sales of integrated third-party products. Gross profit margins are typically lower on sales of integrated third-party products. 1998 gross profit as a percentage of sales for the Company's networking products was adversely affected due the Company's restructuring plan implemented in the fourth quarter of 1998 in which the company recorded a $6.7 million charge to cost of sales to write down the value of inventory with reduced utility, generally associated with older technologies.

SALES AND MARKETING

    Sales and marketing expenses decreased 31.0% to $20.3 million in 1999 from $29.4 million in 1998. As a percentage of net sales, sales and marketing expenses decreased to 35.0% in 1999 from 39.4% in 1998. The Company expects sales and marketing expenses to increase in 2000 compared to 1999 as the Company continues to invest in sales and marketing programs and personnel in its security segment. Sales and marketing expenses may vary as a percentage of net sales in the future.

RESEARCH AND DEVELOPMENT

    Research and development expenses, excluding the 1998 one-time charges for in-process research and development, decreased to $11.7 million, or 20.2% of net sales, in 1999 compared to $12.2 million, or 16.4% of net sales, in 1998. The Company's research and development costs are expensed in the period in which they are incurred. The Company expects research and development expenses to increase in 2000 compared to 1999 as the Company continues to invest in security software and related products. Research and development expenses may vary as a percentage of net sales in the future.

IN-PROCESS RESEARCH AND DEVELOPMENT

    In 1998, the Company incurred one-time charges totaling $3.3 million associated with the acquisition of Essential and certain assets of SAIC. Such charges were necessary in order to expense the purchased in-process research and development that had not yet reached technological feasibility.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses, excluding amortization expenses, increased 10.2% to $5.4 million in 1999 from $4.9 million in 1998. This increase in general and administrative expense was due primarily to the formation of ODS Investments, Inc. and the preparation to form Intrusion.com, Inc. The Company expects general and administration expenses to increase in 2000 compared to 1999 as the Company establishes the legal, accounting and business infrastructure of the Company's Security segment. As a percentage of net sales, general and administrative expenses increased to 9.4% in 1999 from 6.5% in 1998. General and administrative expenses may vary as a percentage of net sales in the future.

AMORTIZATION OF INTANGIBLES

    Amortization of intangibles increased 60.0% to $1.6 million in 1999 from $1.0 million in 1998. As a percentage of net sales, amortization of intangibles increased to 2.8% in 1999 from 1.3% in 19998 related to the acquisition of Essential and the acquisition of certain assets of SAIC in May 1998 and September 1998, respectively. Amortization expenses may vary as a percentage of net sales in the future.

INTEREST INCOME, NET

    Interest income decreased 21.4% to $1.1 million in 1999 from $1.4 million in 1998 primarily due to a decrease in the Company's average cash and interest-bearing investment balances during 1998. As a percentage of net sales, interest income was 1.9% in both 1999 and 1998. Net interest income may vary in the future based on the Company's cash flow and rate of return on investments.

INCOME TAXES

    The Company's effective income tax rate was 0% in 1999 compared to an income tax benefit of 14.4% in 1998. The Company fully utilized its net operating loss carryback in 1998. The Company did not record an income tax benefit as of December 31, 1999 related to the net operating losses which can be carried forward to offset taxable income in future years. The Company will recognize the benefit of its net operating loss carryforwards at such time as the Company generates taxable income and can be assured that such net operating loss carryforwards can be utilized. See Note 11 of the Notes to Consolidated Financial Statements.

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

    Direct net sales to various agencies of the U.S. government (aggregated as one) were 13.2% and 11.7%, respectively of net sales in 1998 and 1997. Sales to EDS in 1998 and 1997 were 7.0% and 16.1%, respectively of net sales. In addition, a portion of the Company's sales to EDS and other corporations were resold by those organizations to various agencies of the U.S. Government.

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

RESTRUCTURING CHARGE

    On December 31, 1998, the Company's management, with the approval of the Board of Directors (the "Board") committed to and implemented a series of measures to refocus the Company's efforts on long-term strategic objectives. The restructuring plans are designed to focus the Company's efforts on high-performance network and data security solutions while reducing the Company's cost structure and improving its responsiveness to customers, operating efficiencies, and return on assets. The necessity of restructuring to focus on key growth opportunities was required due to the Company's performance levels resulting from declining markets for modular shared media hubs and intense competition in the rapidly consolidating local area network market.

    The restructuring plan included (i) writing down the value of inventory associated with older technologies, (ii) the write-off of certain fixed assets,
(iii) preparation for closure of one of the two facilities in Richardson, Texas,
(iv) the reorganization and/or closure of certain sales offices,
(v) streamlining of research, product development and other functional activities, and (vi) workforce reductions.

    The Company also recorded a $3.5 million restructuring charge to write off the value of certain fixed assets which are no longer in use and are to be disposed of.

    Implementation of the plan in the fourth quarter of 1998 resulted in workforce reductions of approximately 45 professional staff positions and approximately 72 manufacturing operations positions. Overall employment at the Company decreased, predominately due to the restructuring, from approximately 415 employees in September 1998 to approximately 265 employees as of December 31, 1998, a decrease of 150 employees. In connection with these cost reduction actions, the Company incurred approximately $0.4 million of severance costs. The Company recognized a liability and expense for the cost of the involuntary termination benefits in fiscal 1998 as the Company's management approved the plan of termination during fiscal 1998 and terminations were complete as of December 31, 1998.

INTEREST INCOME, NET

    Interest income decreased to $1.4 million in 1998 compared to $1.6 million in 1997 primarily due to a decrease in the Company's average cash and investment balances during 1998. As a percentage of net sales, interest income was 1.9% in 1998 and 1.7% in 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal sources of liquidity at December 31, 1999 were $12.6 million of cash and cash equivalents, $6.1 million of short-term investments and $2.8 million of investments with a stated maturity beyond one year. As of December 31, 1999, working capital was $66.6 million compared to $31.8 million as of December 31, 1998.

    Net cash flows used in operating activities in 1999 were $1.3 million, primarily due to a net loss for the year partially offset by a decrease in income tax receivable and an increase in accounts payable. Future fluctuations in accounts receivable, inventory balances and accounts payable will be dependent upon several factors, including but not limited to quarterly sales, ability to collect accounts receivable timely, and the accuracy of the Company's forecasts of product demand and component requirements.

    Net cash used in investing activities in 1999 was $2.9 million, consisting of $4.1 million for net purchases of investments and $1.4 million for purchases of property and equipment, partially offset by proceeds of $2.6 million from the sale of real property.

    Net cash provided by financing activities in 1999 was $0.09 million, consisting of $0.4 million related to the exercise of certain employee stock options, partially offset by the repurchase of $0.4 million of the Company's common stock.

    The Company held 770,745 shares of the common stock of Alteon
WebSystems, Inc. ("Alteon") (Nasdaq:ATON) valued at $67.6 million as of December 31, 1999. Alteon, previously a privately-held company, announced its initial public offering of 4 million shares of its common stock at $19 per share on September 24, 1999. The closing selling price per share of Alteon common stock as reported on the Nasdaq National Market on December 31, 1999 was $87.75 per share. The Company entered into a lock-up agreement with the representatives of the underwriters for Alteon pursuant to which the Company had agreed, among other things, not to sell shares of Alteon held by the Company for a period of 150 days from the date of the final prospectus related to the offering. This lock-up expired on February 20, 2000. On March 2, 2000, the Company sold the Alteon stock for $87.00, net, per share generating cash of $67.1 million.

    On October 14, 1999, the Company announced a stock repurchase program under which up to 1.0 million shares of the Company's outstanding common stock may be acquired in the open market over the next 12 months at the discretion of management. In the fourth quarter of 1999, the Company repurchased 40,000 shares at an average price of $9.05 per share.

    Pursuant to the terms of the acquisition of certain assets of the CMDS division of SAIC in September 1998, the Company issued 1.5 million warrants to SAIC; 750,000 were granted at $8.00 per share and expire March 25, 2000 and 750,000 were granted at $10.50 per share and expire September 25, 2000.

    At December 31, 1999, the Company did not have any material commitments for capital expenditures. During 1999, the Company funded its operations solely through cash flows from operations.

    The Company believes that its cash, cash equivalents and investment balances will provide sufficient cash resources to finance its operations and currently projected capital expenditures through 2000. However, there can be no assurance the Company's cash resources will be sufficient for 2000.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Foreign Exchange. The Company's revenue originating outside the U.S. in 1999, 1998 and 1997 was 12.5%, 20.0% and 27.2% of total revenues, respectively. Revenues generated from the European region in 1999, 1998 and 1997 was 9.3%, 12.2% and 9.6% of total revenues, respectively. International sales are made mostly from the Company's foreign sales subsidiaries in the local countries and are typically denominated in U.S. dollars. These subsidiaries incur most of their expenses in the local currency.

    The Company's international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, import and export regulations, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company in 1999, 1998 and 1997 was not material.

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

    Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The Company's investment securities are held for purposes other than trading. Certain of the investment securities had maturities in excess of one year. The weighted-average interest rate on investment securities at December 31, 1999 was 5.0%. The fair value of investments held at December 31, 1999 approximated amortized cost.

    The Company held 770,745 shares of the common stock of Alteon
WebSystems, Inc. ("Alteon") (Nasdaq:ATON) valued at $67.6 million as of December 31, 1999. Alteon, previously a privately-held company, announced its initial public offering of 4 million shares of its common stock at $19 per share on September 24, 1999. The closing selling price per share of Alteon common stock as reported on the Nasdaq National Market on December 31, 1999 was $87.75 per share. The Company entered into a lock-up agreement with the representatives of the underwriters for Alteon pursuant to which the Company had agreed, among other things, not to sell shares of Alteon held by the Company for a period of 150 days from the date of the final prospectus related to the offering. This lock-up expired on February 20, 2000. On March 2, 2000, the Company sold the Alteon stock for $87.00, net, per share generating cash of $67.1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required by this item is included in Part IV Item 14(a)(1 and 2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND OFFICERS OF THE REGISTRANT.

DIRECTORS

    The information regarding Directors of the Company appearing under the captions "Election of Directors" and "Compliance with Section 16 Reporting Requirements" contained in the Company's definitive Proxy Statement filed in connection with the Company's 2000 Annual Meeting of Stockholders is incorporated herein by reference.

EXECUTIVE OFFICERS

    The following table sets forth the names and ages of all executive officers of the Company, their respective positions with the Company, and the period during which each has served as an officer.

                                                                                           SERVED AS
NAME                                     AGE                   POSITION(S)               OFFICER SINCE
----                                   --------   -------------------------------------  -------------
G. Ward Paxton                            64      Chairman of the Board of Directors,        1983
                                                  President and Chief Executive Officer

T. Joe Head                               43      Executive Vice President and Director      1983

Timothy W. Kinnear                        36      Executive Vice President, Chief            1996
                                                  Operating Officer, Corporate
                                                  Secretary and Director

Billy E. Austin                           29      Vice President--Marketing                  1999

Patrick R. Gooden                         52      Vice President--Operations and             2000
                                                  Engineering

Eric H. Gore                              46      Vice President--Strategic Business         1994
                                                  Development

John W. Howland                           40      Vice President--North American Sales       1998

Jay R. Widdig                             36      Vice President, Chief Financial            1999
                                                  Officer and Treasurer

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

    TIMOTHY W. KINNEAR has served as Executive Vice President, Chief Operating Officer and director of the Company since November 1998 and has served as Corporate Secretary of the Company since September 1996. Mr. Kinnear joined the Company in September 1996 as Vice President, Chief Financial Officer and Treasurer. Prior to joining the Company, Mr. Kinnear held various managerial positions, including Vice President of Finance, at Cyrix Corporation from 1992 to 1996. Prior to joining Cyrix Corporation, Mr. Kinnear held various positions, including Audit Manager, at Ernst & Young LLP from 1986 to 1992. Mr. Kinnear holds a B.B.A. degree in Accounting from Texas Tech University.

    BILLY E. AUSTIN has served the Company as Vice President--Marketing since June 1999. Prior to joining the Company, Mr. Austin served as general manager at Verisign SecureIT Services. Previously, Mr. Austin managed business development at Enstar Networking Corporation. Mr. Austin holds a degree in Science and Math from Mountain View College.

    PATRICK R. GOODEN has served the Company as Vice President--Operations and Engineering since February 2000. Between 1992 and 1999, Mr. Gooden served in a number of management assignments with Thomas Group, Inc., including Vice President of Operations--Europe, Corporate Vice President and most recently as Senior Vice President. Previously, from 1967 to 1992, Mr. Gooden served Texas Instruments Incorporated in various management positions where he led engineering and operations teams and implemented world-class manufacturing practices. Mr. Gooden holds a M.B.A. from Southern Methodist University and a B.A. degree in Business Administration and Economics from Austin College.

    ERIC H. GORE has served the Company as Vice President--Strategic Business Development since February 1994. Mr. Gore previously held positions with the Company as Director of Strategic Business Development from 1992 to 1994, Area Sales Manager from 1989 to 1992 and Regional Sales Manager from 1984 to 1989. Prior to joining the Company, Mr. Gore served Texas Instruments Incorporated as Marketing Manager--Eastern United States from 1982 to 1983 and Product Marketing Representative from 1979 to 1982. Mr. Gore holds a M.B.A. degree from Hardin-Simmons University and a Bachelor of Business Administration degree from the University of North Texas.

    JOHN W. HOWLAND has served the Company as Vice President--North American Sales since October 1998. Mr. Howland previously held positions with the Company as Director of Federal Sales from 1995 to 1998, Regional Sales Manager from 1993 to 1995 and Account Manager from 1991 to 1993. Prior to joining the Company, Mr. Howland held the position of Program Manager for American Systems Corporation from 1986 to 1991 and Design Engineer for Media General Cable from 1981 to 1986. Mr. Howland holds a B.A. degree in Psychology with a specialization in Industrial Psychology and Mass Communications from the University of Delaware.

    JAY R. WIDDIG has served the Company as Vice President, Chief Financial Officer and Treasurer since December 1999 and previously held the position of Corporate Controller and Chief Accounting Officer from April 1999 to
December 1999. Prior to joining the Company, Mr. Widdig held various managerial positions, including senior director of finance and administration, at Cyrix Corporation from 1992 to 1999. From 1985 to 1992, Mr. Widdig served Texas Instruments Incorporated and Halliburton Company in various financial positions. Mr. Widdig holds a M.B.A. degree from Oklahoma City University and a B.S. degree in Accounting from Cameron University.

    Neither the Company nor any of its subsidiaries has employment agreements with any of its executives.

    All executive officers of the Company are elected annually by the Board of Directors and serve at the discretion of the Board. There are no other family relationships between any director or executive officer and any other such person.

ITEM 11. EXECUTIVE COMPENSATION.

    The information set forth under the caption "Executive Compensation" contained in the Company's definitive Proxy Statement filed in connection with the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's definitive Proxy Statement filed in connection with the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information set forth under the caption "Certain Transactions" contained in the Company's definitive Proxy Statement filed in connection with the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.CONSOLIDATED FINANCIAL STATEMENTS.

    The following consolidated financial statements of ODS Networks, Inc. and subsidiaries, are submitted as a separate section of this report (See F-pages, and are incorporated by reference in Item 8:

                                                              PAGE NO.
                                                              --------
Report of Independent Auditors..............................    F-1
Consolidated Balance Sheets at December 31, 1999 and 1998...    F-2
Consolidated Statements of Income for the years ended
  December 31, 1999, 1998 and 1997..........................    F-3
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1999, 1998 and 1997..............    F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................    F-5
Notes to Consolidated Financial Statements..................    F-6

2.  FINANCIAL STATEMENT SCHEDULES.

                                                              PAGE NO.
                                                              --------
Schedule II--Valuation and Qualifying Accounts..............    S-1

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

(c) EXHIBITS

    The following Exhibits are filed herewith pursuant to Item 601 of Regulation S-K or corporated herein by reference to previous filings as noted:

       EXHIBIT
       NUMBER                              DESCRIPTION OF EXHIBIT
---------------------   ------------------------------------------------------------
3.1(1)                  Certificate of Incorporation of the Registrant.

3.2(1)                  Bylaws of the Registrant.

4.1(2)                  Speciman of Common Stock Certificate.

10.1(3)                 Lease Agreement, dated September 12, 1989, between G.D.A.F.
                        Associates and the Registrant for the Registrant's
                        headquarters and executive office building.

10.2(3)                 1983 Incentive Stock Option Plan of ODS Networks, Inc.
                        (formerly Optical Data Systems, Inc.), as amended.

10.3(3)                 1987 Incentive Stock Option Plan of ODS Networks,
                        Inc.(formerly Optical Data Systems, Inc.), as amended.

10.5(3)                 Form of Indemnification Agreement.

10.6(7)                 Amended and Restated ODS 401(k) Savings Plan, effective
                        April 1, 1997.

10.7(7)                 Amendment to the ODS 401(K) Savings Plan, effective November
                        1, 1997.

10.8(4)                 1995 Stock Option Plan of ODS Networks, Inc. (formerly
                        Optical Data Systems, Inc.)

10.9(4)                 1995 Non-Employee Directors Stock Option Plan of ODS
                        Networks, Inc.(formerly Optical Data Systems, Inc.)

10.11(5)                Supplemental Lease Agreement, dated March 7, 1995, between
                        G.D.A.F. Associates, subsequently assigned to CIIF
                        Associates II Limited Partnership, Landlord, and the
                        Registrant, as Tenant, relative to the Registrant's headquarters and executive office building.

10.12(6)                1997 Employee Stock Purchase Plan of ODS Networks,
                        Inc.(formerly Optical Data Systems, Inc.)

10.13(10)               Amendment to the ODS 401(K) Savings Plan, effective May 29,
                        1998.

10.14(10)               Amendment to the ODS 401(K) Savings Plan, effective October
                        1, 1998.

10.15(8)                Asset and Securities Purchase Agreement, dated as of
                        September 25,1998, by and among the Registrant and Science
                        Applications International Corporation.

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

       EXHIBIT
       NUMBER                              DESCRIPTION OF EXHIBIT
---------------------   ------------------------------------------------------------
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

21(10)                  List of Subsidiaries of the Registrant

23(10)                  Consent of Independent Auditors

27(10)                  Financial Data Schedule

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

                                                            ODS NETWORKS, INC.
Dated: March 10, 2000                                       (REGISTRANT)

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

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                                                       Chairman of the Board of
                 /s/ G. WARD PAXTON                      Directors, President and
     -------------------------------------------         Chief Executive Officer      March 10, 2000
                   G. Ward Paxton                        (Principal Executive
                                                         Officer)

                                                       Executive Vice President,
               /s/ TIMOTHY W. KINNEAR                    Chief Operating Officer,
     -------------------------------------------         Corporate Secretary,         March 10, 2000
                 Timothy W. Kinnear                      and Director

                   /s/ T. JOE HEAD
     -------------------------------------------       Executive Vice President       March 10, 2000
                     T. Joe Head                         and Director

                  /s/ J. FRED BUCY
     -------------------------------------------       Director                       March 10, 2000
                    J. Fred Bucy

               /s/ DONALD M. JOHNSTON
     -------------------------------------------       Director                       March 10, 2000
                 Donald M. Johnston

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
              /s/ WILLIAM A. ROPER, JR.
     -------------------------------------------       Director                       March 10, 2000
                William A. Roper, Jr.

               /s/ DOUGLAS M. SCHRIER
     -------------------------------------------       Director                       March 10, 2000
                 Douglas M. Schrier

                                                       Vice President, Chief
                  /s/ JAY R. WIDDIG                      Financial Officer
     -------------------------------------------         and Treasurer                March 10, 2000
                    Jay R. Widdig                        (Prinicpal Financial and
                                                         Accounting Officer)

                           ANNUAL REPORT ON FORM 10-K
                                 ITEM 14(A)(1)
                          LIST OF FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 1999
                               ODS NETWORKS, INC.
                               RICHARDSON, TEXAS

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders,
ODS Networks, Inc.

    We have audited the accompanying consolidated balance sheets of ODS Networks, Inc., and subsidiaries (the "Company") as of December 31, 1999, and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ODS
Networks, Inc., and its subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          [LOGO]

Dallas, Texas
January 19, 2000,
except for Note 16 which date is March 2, 2000

                      ODS NETWORKS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
ASSETS
Current Assets:
  Cash and cash equivalents.................................  $ 12,602   $16,791
  Securities available for sale.............................    67,633        --
  Short-term investments....................................     6,100     4,760
  Accounts receivable, net of allowance for doubtful
    accounts and returns of $1,171 in 1999 and $880
    in 1998.................................................     5,404     6,265
  Income taxes receivable...................................        --     4,749
  Inventories (Note 6)......................................    10,692     9,262
  Other assets..............................................     1,392       759
                                                              --------   -------
Total current assets........................................   103,823    42,586

Property and Equipment
  Land......................................................        --       602
  Building and building improvements........................        --     2,511
  Machinery and equipment...................................    10,427     8,760
  Furniture and fixtures....................................     1,364     1,294
  Leasehold improvements....................................     1,060       970
                                                              --------   -------
                                                                12,851    14,137
  Accumulated depreciation..................................    (8,630)   (6,510)
                                                              --------   -------
                                                                 4,221     7,627
Long-term investments.......................................     2,750       700
Goodwill and intangible assets, net (Note 6)................     9,023    10,614
Other assets................................................       685       183
                                                              --------   -------
TOTAL ASSETS................................................  $120,502   $61,710
                                                              ========   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses (Note 6)............  $ 11,901   $ 7,700
  Deferred revenue..........................................     2,039     3,123
  Deferred taxes--current (Note 11).........................    23,305        --
                                                              --------   -------
Total current liabilities...................................    37,245    10,823

Deferred taxes--noncurrent (Note 11)........................     1,669     1,361
Capital lease obligation....................................        11        20
Stockholders' Equity (Note 12):

  Preferred stock, $.01 par value:
    Authorized shares--5,000................................
    No shares issued and outstanding........................        --        --
  Common stock, $.01 par value:
    Authorized shares--80,000...............................
    Issued shares--18,623 in 1999 and 18,513 in 1998........
    Outstanding shares--18,583 in 1999 and 18,513 in 1998...       186       185
  Additional paid-in-capital................................    29,996    29,551
  Common stock held in Treasury, at cost--40 shares in
    1999....................................................      (362)       --
  Net unrealized gain on securities available for sale......    44,083        --
  Retained earnings.........................................     9,242    21,282
  Note receivable from stockholder..........................    (1,177)   (1,189)
  Foreign currency translation adjustments..................      (391)     (323)
                                                              --------   -------
Total stockholders' equity..................................    81,577    49,506
                                                              --------   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $120,502   $61,710
                                                              ========   =======

                            See accompanying notes.

                      ODS NETWORKS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Net Sales:
  Security products.........................................  $  7,963   $  1,920   $     --
  Networking products.......................................    49,988     72,690     92,327
                                                              --------   --------   --------
  Total net sales...........................................    57,951     74,610     92,327
Cost of sales:
  Security products.........................................     3,877        968         --
  Networking products.......................................    28,227     49,262     55,795
                                                              --------   --------   --------
  Total cost of sales.......................................    32,104     50,230     55,795
                                                              --------   --------   --------
Gross profit................................................    25,847     24,380     36,532
Operating expenses:
  Sales and marketing.......................................    20,277     29,378     30,390
  Research and development..................................    11,700     12,244     10,810
  In process research and development.......................        --      3,347         --
  General and administrative................................     5,430      4,882      4,912
  Amortization of intangibles...............................     1,591        968         --
  Restructuring charge......................................        --      3,932         --
                                                              --------   --------   --------
  Operating loss............................................   (13,151)   (30,371)    (9,580)
Interest income, net........................................     1,104      1,398      1,639
Other income (expense)......................................         7     (1,122)        --
                                                              --------   --------   --------
Loss before income taxes....................................   (12,040)   (30,095)    (7,941)
Income tax benefit..........................................        --     (4,345)    (3,004)
                                                              --------   --------   --------
Net loss....................................................  $(12,040)  $(25,750)  $ (4,937)
                                                              ========   ========   ========
Basic and Dilutive loss per share...........................  $  (0.65)  $  (1.50)  $  (0.30)
                                                              ========   ========   ========
Weighted average shares outstanding.........................    18,565     17,190     16,437
                                                              ========   ========   ========
Weighted average shares outstanding assuming dilution.......    18,565     17,190     16,437
                                                              ========   ========   ========

                            See accompanying notes.

                      ODS NETWORKS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

YEAR ENDED DECEMBER 31,                                         1999       1998       1997
-----------------------                                       --------   --------   --------
NUMBER OF SHARES--ISSUED
  Balance, beginning of year................................    18,513     16,486    16,328
  Exercise of stock warrants................................        --         --        59
  Issuance of common stock under stock option and purchase
    plans...................................................       110        121        99
  Issuance of common stock for Essential Communication
    acquisition.............................................        --        306        --
  Issuance of common stock for SAIC transaction.............        --      1,600        --
                                                              --------   --------   -------
  Balance, end of year......................................    18,623     18,513    16,486
                                                              --------   --------   -------
NUMBER OF SHARES--OUTSTANDING
  Balance, beginning of year................................    18,513     16,486    16,328
  Exercise of stock warrants................................        --         --        59
  Issuance of common stock under stock option and purchase
    plans...................................................       110        121        99
  Issuance of common stock for Essential Communication
    acquisition.............................................        --        306        --
  Repurchase of common stock into treasury..................       (40)        --        --
  Issuance of common stock for SAIC transaction.............        --      1,600        --
                                                              --------   --------   -------
  Balance, end of year......................................    18,583     18,513    16,486
                                                              --------   --------   -------
COMMON STOCK
  Balance, beginning of year................................  $    185   $    165   $   163
  Exercise of stock warrants................................        --         --         1
  Issuance of common stock under stock option and purchase
    plans...................................................         1          1         1
  Issuance of common stock for Essential Communication
    acquisition.............................................        --          3        --
  Issuance of common stock for SAIC transaction.............        --         16        --
                                                              --------   --------   -------
  Balance, end of year......................................  $    186   $    185   $   165
                                                              --------   --------   -------
ADDITIONAL PAID-IN CAPITAL
  Balance, beginning of year................................  $ 29,551   $ 19,488   $18,908
  Exercise of stock warrants................................        --         --       266
  Issuance of common stock under stock option and purchase
    plans...................................................       378        383       287
  Issuance of common stock for Essential Communication
    acquisition.............................................        --      2,941        --
  Issuance of common stock for SAIC transaction.............        --      6,704        --
  Tax benefit derived from exercise of employee stock
    options.................................................        67         35        27
                                                              --------   --------   -------
  Balance, end of year......................................  $ 29,996   $ 29,551   $19,488
                                                              --------   --------   -------
TREASURY SHARES
  Balance, beginning of year................................  $     --   $     --   $    --
  Purchase of treasury shares...............................      (362)        --        --
                                                              --------   --------   -------
  Balance, end of year......................................  $   (362)  $     --   $    --
                                                              --------   --------   -------
ACCUMULATED OTHER COMPREHENSIVE INCOME
  Balance, beginning of year................................  $   (323)  $   (306)  $  (102)
  Foreign currency translation adjustment (a)...............       (68)       (17)     (204)
  Unrealized gain from securities available for sale (b)....    44,083         --        --
                                                              --------   --------   -------
  Balance, end of year......................................  $ 43,692   $   (323)  $  (306)
                                                              --------   --------   -------
NOTE RECEIVABLE FROM STOCKHOLDER
  Balance, beginning of year................................  $ (1,189)  $     --   $    --
  Note receivable from stockholder..........................        --     (1,265)       --
  Repayments on stockholder loan............................        12         76        --
                                                              --------   --------   -------
  Balance, end of year......................................  $ (1,177)  $ (1,189)  $    --
                                                              --------   --------   -------
RETAINED EARNINGS
  Balance, beginning of year................................  $ 21,282   $ 47,032   $51,969
  Net loss (c)..............................................   (12,040)   (25,750)   (4,937)
                                                              --------   --------   -------
  Balance, end of year......................................  $  9,242   $ 21,282   $47,032
                                                              --------   --------   -------
TOTAL STOCKHOLDERS' EQUITY..................................  $ 81,577   $ 49,506   $66,379
                                                              ========   ========   =======
TOTAL COMPREHENSIVE INCOME (LOSS) (a+b+c)...................  $ 31,975   $(25,767)  $(5,141)
                                                              ========   ========   =======

                            See accompanying notes.

                      ODS NETWORKS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Operating Activities:
  Net loss..................................................  $(12,040)  $(25,750)  $ (4,937)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
  Loss on sale of property and equipment....................        (7)        --         --
  Depreciation and amortization.............................     3,840      4,601      3,285
  In process research and development.......................        --      3,347         --
  Impaired investment in affiliate..........................        --      1,122         --
  Non-cash restructuring charge.............................        --      3,460         --
  Provision for deferred income taxes.......................       763        979       (195)
  Provision for doubtful accounts and returns...............        85        147         86
  Changes in operating assets and liabilities:
    Accounts receivable.....................................       776      3,115      7,819
    Income tax receivable...................................     4,749     (1,555)    (3,047)
    Inventories.............................................    (1,430)     5,755     10,902
    Other assets............................................    (1,135)       349       (316)
    Accounts payable and accrued expenses...................     4,201     (1,924)        26
    Deferred revenue........................................    (1,084)     1,061       (251)
                                                              --------   --------   --------
Net cash provided by (used in) operating activities.........    (1,282)    (5,293)    13,372
Investing Activities:
  Equity investment in affiliate............................        --     (1,250)        --
  Payments for corporate acquisition (net of cash
    required)...............................................        --     (5,604)        --
  Proceeds from sale of property and equipment..............     2,611         --         --
  Purchases of available for sale investments...............   (16,372)    (4,043)   (23,632)
  Maturities of available for sale investments..............    12,282     17,118     24,637
  Purchases of property and equipment.......................    (1,446)    (2,333)    (3,382)
                                                              --------   --------   --------
Net cash provided by (used in) investing activities.........    (2,925)     3,888     (2,377)
Financing Activities:
  Issuance of common stock and warrants.....................        --      1,500         --
  Note receivable secured by company's common stock.........        12     (1,189)        --
  Repayment of line of credit...............................        --       (400)        --
  Exercise of warrants......................................        --         --        267
  Exercise of employee stock options........................       445        384        288
  Capital lease obligation..................................        (9)         7         --
  Purchase of treasury stock................................      (362)        --         --
                                                              --------   --------   --------
Net cash provided by financing activities...................        86        302        555
                                                              --------   --------   --------
Effect of foreign currency translation adjustment on cash
  and cash equivalents......................................       (68)       (17)      (204)
Net increase (decrease) in cash and cash equivalents........    (4,189)    (1,120)    11,346
Cash and cash equivalents at beginning of period............    16,791     17,911      6,565
                                                              --------   --------   --------
Cash and cash equivalents at end of period..................  $ 12,602   $ 16,791   $ 17,911
                                                              ========   ========   ========

                            See accompanying notes.

                      ODS NETWORKS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

    ODS Networks, Inc. ("ODS", the "Company" or the "Registrant") is a provider of enterprise data security and networking solutions including switches, network management and security software and related products that securely link computer networks. The Company's products enable customers to connect computers and supercomputers to form clusters, workgroups and local area networks ("LANs"), to build backbones for enterprise-wide networks, and to create networks that are protected from access, theft and damage by unauthorized network users and protected from misuse by curious or disgruntled employees, contractors and other authorized users.

    The Company operates through two divisions or segments: the Security division which focuses on security software and integrated solutions and the Networking division which focuses on high performance network solutions.

    The Company markets and distributes its products through a direct sales force to end users, distributors and by numerous domestic and international system integrators, service providers and value-added resellers. The Company's end-user customers include manufacturing, telecommunications, retail, transportation, health care, insurance, entertainment, utilities and energy companies, government agencies, financial institutions, and academic institutions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of ODS Networks, Inc. and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

CASH EQUIVALENTS

    The Company considers cash and all highly liquid investments purchased with an original or remaining maturity of less than three months as of the balance sheet date to be cash equivalents.

SHORT-TERM INVESTMENTS

    The Company's short-term investments consist of U.S. government obligations, government agencies, and corporate securities with maximum maturities of one year. Short-term investments are classified as available for sale. These investments are valued at market value, which approximates amortized cost. The difference between fair market value and amortized cost is not material.

SECURITIES AVAILABLE FOR SALE

    The Company held 770,745 shares of the common stock of Alteon
WebSystems, Inc. ("Alteon") (Nasdaq:ATON) valued at $67.6 million as of December 31, 1999. Alteon, previously a privately-held company, announced its initial public offering of 4 million shares of its common stock at $19 per share on September 24, 1999. The closing selling price per share of Alteon common stock as reported on the Nasdaq National Market on December 31, 1999 was $87.75 per share. The Company entered into a lock-up agreement with the representatives of the underwriters for Alteon pursuant to which the Company had agreed, among other things, not to sell shares of Alteon held by the Company for a period of 150 days from the date of the final prospectus related to the offering. This lock-up expired on February 20, 2000. See Note 16.

                      ODS NETWORKS, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company's accounting for this investment is in accordance with Financial Accounting Standard No. 115 (FAS 115), ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Under FAS 115, the Company's investment in Alteon, which is classified as securities available-for-sale, is presented at its fair value as of December 31, 1999, which is $67.6 million. The Company's investment in Alteon increased $66.9 million from $700 thousand as of December 31, 1998. As of December 31, 1999, the after tax unrealized gain in this investment is $44.1 million with a current deferred tax liability of $22.8 million.

RISK CONCENTRATION

    Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash-equivalents, investments and accounts receivable. The Company places its investments in U.S. government obligations, corporate securities and money market funds. Substantially all of the Company's cash, cash equivalents and investments are maintained with two major financial institutions.

    The Company sells its products to customers in diversified industries worldwide, primarily in North America, Europe, Asia and Latin America. Fluctuations in currency exchange rates and adverse economic developments in foreign countries could adversely effect the Company's operating results. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management expectations.

    While the Company believes that many of the materials used in the production of its products are generally readily available from a variety of sources, certain components are available from one or a limited number of suppliers. The inability of any supplier or manufacturer to fulfill supply requirements of the Company could impact future results.

    The Company held 770,745 shares of the common stock of Alteon
WebSystems, Inc. ("Alteon") (Nasdaq:ATON) valued at $67.6 million as of December 31, 1999. Alteon, previously a privately-held company, announced its initial public offering of 4 million shares of its common stock at $19 per share on September 24, 1999. The closing selling price per share of Alteon common stock as reported on the Nasdaq National Market on December 31, 1999 was $87.75 per share. The Company entered into a lock-up agreement with the representatives of the underwriters for Alteon pursuant to which the Company had agreed, among other things, not to sell shares of Alteon held by the Company for a period of 150 days from the date of the final prospectus related to the offering. This lock-up expired on February 20, 2000. See Note 16.

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

                      ODS NETWORKS, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Such lives vary from 3 to 20 years. Leasehold improvements are amortized over the shorter of their useful lives or the terms of the leases. Repair and maintenance costs are expensed as incurred.

LONG-TERM INVESTMENTS

    Long-term investments consist of U.S. government and corporate obligations with maturities which range up to two years. Long-term investments are classified as available for sale. These investments are valued at market value, which approximates amortized cost. The difference between fair value and amortized cost is not material.

GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill represents the excess of purchase price and related direct costs over the value assigned to the net tangible and specifically identifiable intangible assets of businesses acquired. Goodwill is being amortized using the straight-line method over 7 years. Intangibles generally relate to software and developed technology acquired in a purchase business combination or an acquisition of assets. Intangibles are being amortized over their estimated useful lives, generally estimated at 7 years. Annual amortization expense related to goodwill and other intangible assets for the years ended
December 31, 1999 and 1998 was $1.6 million and $1.0 million, respectively.

    The Company assesses whether its goodwill and other intangible assets are impaired as required by Statement of Financial Accounting Standard ("SFAS")
No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSET AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, based on the evaluation of undiscounted projected cash flows through the remaining amortization period. If an impairment exists, the amount of such impairment is calculated based on the estimated fair value of the asset.

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

ACCOUNTING FOR STOCK OPTIONS

    The Company has elected to continue to follow APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, if the exercise price of an employee's stock option equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Financial Accounting Standards Board (FASB) has issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which provides for either recognition or disclosure of a hypothetical charge for stock options. The Company did not recognize any charge in its income statement, but has provided the required disclosure in Note 12.

                      ODS NETWORKS, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
NET INCOME PER SHARE

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

    The Company has signed distribution agreements with distributors in the United States, Europe and Asia. In general these relationships are non-exclusive. Distributors typically maintain an inventory of ODS products. Under these agreements, ODS provides certain protection to the distributors for their inventory of ODS products for price reductions as well as products that are slow-moving or have been discontinued by the Company. Recognition of sales to distributors and related gross profits are deferred until the merchandise is resold by the distributors.

    As of January 1, 1998, the Company adopted the American Institute of Certified Public Accountants Statement of Position ("SOP") No. 97-2, SOFTWARE REVENUE RECOGNITION, which was effective for transactions that the Company entered into after January 1, 1998. Prior years were not restated. The most significant impact of SOP 97-2 on the Company's revenue recognition accounting policies is that for software contracts with multiple elements, revenue will generally be recognized later than under past practices under SOP 91-1. Adopting SOP 97-2 had no effect on the Company's net loss for 1998 or 1999.

RESEARCH AND DEVELOPMENT COSTS

    The Company incurs research and development costs that relate primarily to the development of new security software, integrated solutions and networking products and major enhancements to existing services and products. Research development costs are comprised primarily of salaries and related benefits expenses, contract labor and prototype and related expenses.

    Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED, requires that software development costs incurred subsequent to reaching technological feasibility be capitalized, if material. If the process of developing a new product or major enhancement does not include a detailed program design, technological feasibility is determined only after completion of a working model. To date, the period between achieving technological feasibility and the general availability of such software has been short, and the software development costs qualifying for capitalization have been insignificant.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during

                      ODS NETWORKS, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the reporting period. Estimates are used for, but not limited to, the accounting for doubtful accounts, sales discounts, sales returns, distribution revenue, warranty costs, inventory obsolescence, depreciation and taxes. Actual results could differ from these estimates.

INCOME TAXES

    The income tax provision is based on pretax financial accounting income or loss. The Company accounts for income taxes pursuant to SFAS No. 109, ACCOUNTING FOR INCOME TAXES, which uses the liability method to calculate deferred income taxes. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income. The liability method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not.

RECLASSIFICATION

    Certain amounts in prior year financial statements have been reclassified to conform with current year presentation.

3. BUSINESS COMBINATIONS AND ACQUISITION OF ASSETS

    On May 7, 1998, the Company acquired Essential Communication Corporation ("Essential"), a privately-held company based in Albuquerque, New Mexico. Essential designs and manufactures high-speed computer network equipment. The Company exchanged a combination of $5.8 million of cash and approximately 306,000 shares of the Company's common stock for all outstanding shares of Essential capital stock, and the Company issued approximately 104,000 stock options in exchange for all unexpired and unexercised options to acquire Essential capital stock. Essential's operations have been included in the Company's consolidated financial statements since May 7, 1998, and the acquisition was accounted for using the purchase method of accounting. The total purchase price of $9.0 million was allocated to the net assets acquired based on their estimated fair market value, which included approximately $7.4 million of intangible assets to be amortized over seven years on a straight-line basis; and approximately $2.3 million of in-process research and development. The in-process research and development was expensed at the date of the acquisition with the Company recognizing a one-time charge of $2.3 million, or $0.13 per share. Pro forma financial information has not been presented.

    On September 25, 1998, the Company completed an acquisition of certain assets from Science Applications International Corporation ("SAIC"), a privately-held company in San Diego, California. The Company acquired certain assets of the Computer Misuse and Detection System ("CMDS") Division of SAIC and certain other information security products under development. In exchange for the CMDS assets, the information security products under development and $1.5 million dollars in cash, ODS issued to SAIC 1.6 million shares of the Company's common stock and warrants to purchase 1.5 million shares of its common stock. Two separate warrants each grant SAIC the right to purchase 750,000 shares of ODS common stock. The first warrant has an exercise price of $8.00 per share and a term of 18 months. The second warrant has an exercise price of $10.50 per share and a term of 24 months. ODS' acquisition has been accounted for as a purchase of software, in-process research and development and certain other assets. The transaction value of approximately $6.9 million less the $1.5 million cash received was allocated

                      ODS NETWORKS, INC. AND SUBSIDIARIES

3. BUSINESS COMBINATIONS AND ACQUISITION OF ASSETS (CONTINUED) to the net assets acquired based on their estimated fair market value. Assets acquired included approximately $1.1 million of in-process research and development, $0.1 million of other intangible assets and approximately
$4.2 million of purchased software to be amortized over seven years on a straight-line basis. During 1998 the Company recognized a one-time charge of $0.7 million (net of taxes), or $0.04 per share, for write-off of the acquired in-process research and development. The acquisition of certain assets of SAIC does not meet the reporting requirements for pro forma financial information.

    On September 30, 1999, the Company entered a technology licensing agreement with RSA Security Inc. ("RSA") under which the Company is the exclusive licensee of RSA's Kane Security Products in North America and Europe. The Kane Security Products include the Kane Security Analyst, a vulnerability assessment tool, and the Kane Security Monitor, a host based intrusion detection tool that continuously reviews and analyzes NT security event logs for patterns of misuse and alerts the security administrator in real-time. The Company is responsible for marketing, sales, support, maintenance and development for Kane Security software.

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

                      ODS NETWORKS, INC. AND SUBSIDIARIES

4. 1998 RESTRUCTURING (CONTINUED)
    The closure of certain facilities was initiated in 1998 and was substantially completed in the second quarter of 1999. The sale of the Company's excess facility in Richardson, Texas occurred in December 1999, generating net proceeds of $2.6 million which approximated the assets' carrying value.

    There were no significant accrued liabilities at December 31, 1999 related to severance or other direct and incremental exit costs.

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

6. BALANCE SHEET DETAIL (IN THOUSANDS)

INVENTORIES

                                                                DECEMBER 31,
                                                             -------------------
                                                               1999       1998
                                                             --------   --------
Raw materials..............................................  $ 2,113     $1,845
Work in process............................................    1,016        401
Finished products..........................................    5,729      5,669
Demonstration systems......................................    1,834      1,347
                                                             -------     ------
                                                             $10,692     $9,262
                                                             =======     ======

                      ODS NETWORKS, INC. AND SUBSIDIARIES

6. BALANCE SHEET DETAIL (IN THOUSANDS) (CONTINUED)

INTANGIBLE ASSETS, NET

                                                              1999       1998
                                                            --------   --------
CMDS purchased software...................................  $ 4,136    $ 4,136
CMDS intangible asset.....................................      135        135
Essential goodwill........................................    3,971      3,971
Essential intangible asset................................    3,340      3,340
                                                            -------    -------
                                                             11,582     11,582
Accumulated amortization..................................   (2,559)      (968)
                                                            -------    -------
                                                            $ 9,023    $10,614
                                                            =======    =======

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                               1999       1998
                                                             --------   --------
Trade accounts payable.....................................  $ 8,229     $3,345
Accrued sales commissions..................................      527        768
Accrued incentive bonus....................................      108        406
Accrued vacation...........................................      863        776
Accrued property taxes.....................................      222        494
Accrued warranty expense...................................      475        475
Other (individually less than 5% of current liabilities)...    1,477      1,436
                                                             -------     ------
                                                             $11,901     $7,700
                                                             =======     ======

7. NOTE RECEIVABLE FROM STOCKHOLDER

    Note receivable from stockholder of $1.2 million at December 31, 1999 represents amounts loaned to an officer during the third quarter of 1998 secured by the Company's common stock. These amounts were classified as contra-equity because in the event the officer failed to remit payment, the Company would have received shares of the Company's common stock. On February 28, 2000, the officer repaid the Company in full including principal of $1.2 million and interest of approximately $98,000.

8. LEASES

    The Company leases office space for its corporate headquarters in Richardson, Texas under an operating lease, the base term of which expires in February 2005, with two seven-year options to extend the term of the lease, subject to compliance with certain conditions. The Company also leases a separate warehouse facility adjacent to its headquarters under a lease which expires in June 2000. The Company leases office space in Albuquerque, New Mexico for Essential under an operating lease which expires in February 2009. The Company leases office space in San Diego, California for its security software research and development staff under an operating lease which expires in August 2002. In addition, the Company leases office space for its U.S. and international sales and engineering offices. Total rental expense of $1.8 million, $2.3 million and $2.1 million was charged to operations during 1999, 1998, and 1997, respectively.

                      ODS NETWORKS, INC. AND SUBSIDIARIES

8. LEASES (CONTINUED)
    Future minimum lease payments consisted of the following at December 31, 1999 (in thousands):

2000........................................................   $1,722
2001........................................................    1,544
2002........................................................    1,400
2003........................................................    1,244
2004........................................................    1,063
Thereafter..................................................      732
                                                               ------
                                                               $7,705
                                                               ======

9. SEGMENTS

    In the fourth quarter of 1999, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for the way that companies report information about operating segments, geographic areas and major customers in annual financial statements and requires those companies to report selected information about operating segments in interim financial statements. The adoption of SFAS
No. 131 had no effect on the Company's consolidated financial position, consolidated results of operations or liquidity.

    The Company has two business segments: Security and Networking. The Security segment focuses on security software and integrated solutions and the Networking segment focuses on high performance network solutions.

FACTORS USED TO IDENTIFY SEGMENTS

    The Company's reportable segments were identified by looking at both the product types and the type of customer using the product. Where it may seem the same customer is purchasing both products, in fact the purchasing decision is generally made independent and often by two separate decision making bodies within a corporate or governmental entity. Security segment products include software and integrated products to assess vulnerability, detect and monitor intrusion, and to provide secure platforms to perform a full array of security applications including third-party applications. Networking segment products include primarily switches that provide for a managed approach to moving data within a network.

MEASUREMENT OF SEGMENT PROFIT OR LOSS

    The accounting policies of each business segment are the same as described in the summary of significant accounting policies. All corporate and centrally incurred costs are allocated to the business segments based principally on revenue, assets, employees or usage. Corporate assets are principally cash, cash equivalents and investments.

                      ODS NETWORKS, INC. AND SUBSIDIARIES

9. SEGMENTS (CONTINUED)
    A summary of the Company's operations by business segment for 1999, 1998 and 1997 is presented below (in thousands of dollars):

                                                        TOTAL     CORPORATE   SECURITY   NETWORKING
                                                       --------   ---------   --------   ----------
1999
Total revenue........................................  $ 57,951    $    --    $  7,963     $49,988
Operating income (loss)..............................   (13,151)      (128)    (19,206)      6,183
Depreciation and amortization........................     3,839        128       1,460       2,251
Interest income, net.................................     1,104      1,104          --          --
Total assets.........................................   120,502     89,085      14,356      17,061

1998
Total revenue........................................  $ 74,610    $    --    $  1,920     $72,690
Operating income (loss)..............................   (30,371)        --     (21,751)     (8,620)
Depreciation and amortization........................     4,601         --       1,006       3,595
Interest income, net.................................     1,398      1,398          --          --
Total assets.........................................    61,710     27,000       7,635      27,075

1997
Total revenue........................................  $ 92,327    $    --    $     --     $92,327
Operating income (loss)..............................    (9,580)        --          --      (9,580)
Depreciation and amortization........................     3,285         --          --       3,285
Interest income, net.................................     1,639      1,639          --          --
Total assets.........................................    77,178     38,905          --      38,273

10. EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK PURCHASE PLAN

    On April 24, 1997, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan") under which 0.5 million shares of common stock have been reserved for issuance. Eligible employees may designate not more than 10% of their compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan. The Purchase Plan was amended January 19, 2000 to increase the maximum number of shares that can be purchased per participant from 250 shares to 500 shares per offering. Each participant may purchase up to 1,000 shares in any one calendar year. On January 31 and July 31 of each calendar year, shares of common stock are purchased with the employees' payroll deductions over the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price on the first day of the six-month period. The Purchase Plan will terminate no later than April 24, 2007. A total of 39,458 shares have been issued under the Purchase Plan as of December 31, 1999. Subsequent to December 31, 1999, 11,492 shares of stock were issued under the Purchase Plan for an aggregate purchase price of $56,195.88 related to the purchase period which commenced on August 1, 1999 and ended on January 31, 2000.

EMPLOYEE 401(K) PLAN

    The Company has adopted a plan known as the ODS 401(k) Savings Plan (the "Plan") to provide retirement and incidental benefits for its employees. The Plan covers substantially all employees who meet

                      ODS NETWORKS, INC. AND SUBSIDIARIES

10. EMPLOYEE BENEFIT PLANS (CONTINUED)
minimum age and service requirements. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax deferred salary deductions for eligible employees.

    Employees may contribute from 1% to 19% of their annual compensation to the Plan, limited to a maximum amount as set by the Internal Revenue Service. The Company matches employee contributions at the rate of $0.25 per each $1.00 of contribution on the first 4% of deferred compensation. Company matching contributions to the Plan were approximately $112,000, $119,000, and $121,000 in 1999, 1998 and 1997, respectively.

11. INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1999 and December 31, 1998 are as follows (in thousands):

                                                                1999       1998
                                                              --------   --------
Deferred tax assets:
  Foreign subsidiaries net operating loss carryforward......  $    382   $    404
  Net operating loss carryover..............................     6,135      1,622
  Minimum tax credit........................................       410        410
  Book over tax depreciation................................       273        268
  Intangibles...............................................       501        442
  Equity investments........................................       459        471
  Vacation accrual..........................................       348        292
  Allowance for doubtful accounts and returns...............       430        202
  Warranty accrual..........................................       174        179
  Inventory.................................................     2,575      2,667
  Deferred revenue..........................................        34        179
  Other.....................................................       215        252
                                                              --------   --------
    Deferred tax assets.....................................    11,936      7,388
  Valuation allowance for deferred tax assets...............   (11,936)    (7,388)
                                                              --------   --------
    Deferred tax assets, net of allowance...................        --         --
                                                              --------   --------

Deferred tax liabilities:
  Intangibles...............................................       938      1,361
  Unrealized gain on securities held for sale...............    22,850         --
  Other.....................................................     1,186         --
                                                              --------   --------
    Total deferred tax liabilities..........................    24,974      1,361
                                                              --------   --------
Net deferred tax assets (liabilities).......................  $(24,974)  $ (1,361)
                                                              ========   ========

Current deferred assets (liabilities).......................  $(23,305)  $     --
Noncurrent deferred assets (liabilities)....................  $ (1,669)    (1,361)
                                                              --------   --------
Net deferred tax assets (liabilities).......................  $(24,974)  $ (1,361)
                                                              ========   ========

                      ODS NETWORKS, INC. AND SUBSIDIARIES

11. INCOME TAXES (CONTINUED)
    Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of the future benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the near to medium term. Management has considered these factors in determining the valuation allowance in 1999.

    Significant components of the provision for income taxes for the years ended 1999, 1998 and 1997 are as follows (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Income tax provision

  Federal:
    Current.................................................  $    --    $(5,630)   $(2,671)
    Deferred................................................       --      1,478       (176)

  State:
    Current.................................................       --        200       (249)
    Deferred................................................       --       (433)       (19)

  Foreign:
    Current.................................................       --         40        111
                                                              -------    -------    -------
                                                              $    --    $(4,345)   $(3,004)
                                                              =======    =======    =======

    The differences between the provision for income taxes and income taxes computed using the federal statutory rate for the years ended 1999, 1998 and 1997 are as follows (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Reconciliation of income tax provision to statutory rate:
  Income tax benefit at statutory rate......................  $(4,131)   $(10,513)  $(2,779)
  State taxes, less federal benefit.........................       --        (151)     (174)
  Increase in valuation allowance...........................    4,075       5,136        --
  In process research and development.......................       --         805        --
  Goodwill amortization.....................................      193         132        --
  Other.....................................................     (137)        246       (51)
                                                              -------    --------   -------
                                                              $    --    $ (4,345)  $(3,004)
                                                              =======    ========   =======

    At December 31, 1999, the Company had federal net operating loss carryforwards of $15.8 million for income tax purposes that begin to expire in 2018, and net operating loss carryforwards of approximately $4.2 million subject to the ownership change limitations under Internal Revenue Code Section 382, which begin to expire in 2008. The Company also has $29.3 million of state net operating loss carryforwards. Net operating loss carryforwards of the foreign subsidiaries of $0.8 million at December 31, 1999 are available indefinitely for offset only against taxable income generated by the foreign subsidiaries. In addition, the Company has tentative minimum tax credit carryovers of approximately $0.4 million which may be carried forward indefinitely.

    The Company has made income tax payments of $0.1 million, $0.1 million and $0.4 million during 1999, 1998 and 1997, respectively.

                      ODS NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.  STOCK, STOCK OPTIONS AND WARRANTS

    On May 7, 1998, in connection with the Company's acquisition of Essential the Company issued approximately 306,000 shares of the Company's Common Stock for all outstanding shares of Essential capital stock, and the Company issued approximately 104,000 stock options in exchange for all unexpired and unexercised options to acquire Essential capital stock. Currently, there are 44,716 options outstanding from the Essential assumed options.

    On September 25, 1998, in connection with the Company's acquisition of certain assets from Science Applications International Corporation ("SAIC"), the Company issued to SAIC 1.6 million shares of the Company's common stock and warrants to purchase 1.5 million shares of its common stock. Two separate warrants each grant SAIC the right to purchase 750,000 shares of its common stock. The first warrant has an exercise price of $8.00 per share and a term of 18 months. The second warrant has an exercise price of $10.50 per share and a term of 24 months.

    At December 31, 1999, the Company has four stock-based compensation plans, which are described below. These plans were developed to retain and attract key employees and directors.

    The Company established an Incentive Stock Option Plan in 1983, which provides for the issuance of options to key employees of the Company to purchase common stock of the Company. The 1983 Incentive Stock Option Plan was terminated on November 10, 1993.

    In 1987, an additional Incentive Stock Option Plan was established with similar provisions to allow for further issuance of options. The 1987 Incentive Stock Option Plan was terminated on January 26, 1997. The 1983 and 1987 plans each provided for the issuance of up to 1.2 million shares of common stock upon exercise of options granted pursuant to the plans.

    In 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan") which provides for the issuance of up to 1.6 million shares of common stock upon exercise of options granted pursuant to the 1995 Plan. The 1995 Plan provides for the issuance of both non-qualified and incentive stock options to employees, officers, and employee-directors of the Company.

    In 1995, the Company adopted the 1995 Non-employee Director Stock Option Plan (the "1995 Non-employee Director Plan") which provides for the issuance of up to 160,000 shares of common stock upon exercise of options granted pursuant to the 1995 Non-employee Director Plan. The Plan provides for the issuance of non-qualified stock options to non-employee directors.

    In 1995 and 1994, options to purchase 60,000 shares, and 12,000 shares, respectively, were granted to directors. The terms and exercise prices of these options are similar to the incentive stock options.

    Common shares reserved for future issuance under all of the stock option plans, warrants and employee stock purchase plans total approximately 4 million shares at December 31, 1999.

    The Compensation Committee of the Board of Directors determines the term of each option, option exercise price within limits set forth in the plans, number of shares for which each option is granted and the rate at which each option is exercisable (generally ratably over three or five years from grant date). However, the exercise price of any incentive stock option may not be less than the fair market value of the shares on the date granted (or less than 110% of the fair market value in the case of optionees holding more than 10% of the voting stock of the Company), and the term cannot exceed ten years (five years for incentive stock options granted to holders of more than 10% of the Company's voting stock).

                      ODS NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.  STOCK, STOCK OPTIONS AND WARRANTS (CONTINUED)
    A summary of the Company's stock option activity and related information for the years ended December 31, 1999, 1998 and 1997, is as follows:

                                                    1999                     1998                     1997
                                           ----------------------   ----------------------   ----------------------
                                                         WEIGHTED                 WEIGHTED                 WEIGHTED
                                            NUMBER OF    AVERAGE     NUMBER OF    AVERAGE     NUMBER OF    AVERAGE
                                           OPTIONS (IN   EXERCISE   OPTIONS (IN   EXERCISE   OPTIONS (IN   EXERCISE
                                           THOUSANDS)     PRICE     THOUSANDS)     PRICE     THOUSANDS)     PRICE
                                           -----------   --------   -----------   --------   -----------   --------
Outstanding at beginning of year.........     1,683       $7.53         1,572      $14.34       1,200       $13.88
Granted..................................       479        4.95         2,358        4.36         605        13.78
Exercised................................       (91)       3.26          (101)       2.69         (99)        2.93
Cancelled................................      (617)       6.77        (2,146)       9.76        (134)       16.15
                                              -----                    ------                   -----
Outstanding at end of year...............     1,454        7.83         1,683        7.53       1,572        14.34
                                              =====                    ======                   =====
Operations exercisable at end of year....       551                       535                     562

    Information related to stock options outstanding at December 31, 1999, is summarized below:

                                                 OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                     --------------------------------------------   -------------------------
                                                          WEIGHTED       WEIGHTED                    WEIGHTED
                                     OUTSTANDING AT       AVERAGE        AVERAGE    EXERCISABLE AT   AVERAGE
                                      12/31/99 (IN       REMAINING       EXERCISE    12/31/99 (IN    EXERCISE
RANGE OF EXERCISE PRICES               THOUSANDS)     CONTRACTUAL LIFE    PRICE       THOUSANDS)      PRICE
------------------------             --------------   ----------------   --------   --------------   --------
$1.88 -$4.69.......................        733        8.61 years          $2.98           219         $ 2.62
5.13--15.27........................        473        7.22 years           7.72           148           8.72
18.25--36.25.......................        248        4.39 years          22.41           184          22.21
                                         -----                                            ---
                                         1,454         7.43 years          7.83           551          10.81
                                         =====                                            ===

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

                                                                EMPLOYEE STOCK OPTIONS
                                                         ------------------------------------
                                                           1999          1998          1997
                                                         --------      --------      --------
Expected dividend yield............................         0.0%          0.0%          0.0%
Risk-free interest rate............................         5.5%          4.8%          6.0%
Expected volatility................................        70.0%         70.0%         67.0%
Expected life (in years)...........................         2.0           2.0           2.0

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. In addition, because SFAS 123 is applicable only to options granted

                      ODS NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. STOCK, STOCK OPTIONS AND WARRANTS (CONTINUED) subsequent to December 31, 1994, the pro forma information does not reflect the pro forma effect of all previous stock option grants of the Company, and thus the pro forma information is not necessarily indicative of future amounts until SFAS 123 is applied to outstanding stock options.

    Information relating to the fair value of option grants made during 1999, 1998 and 1997 is as follows:

                                                                1999       1998       1997
                                                              --------   --------   --------
Options granted with exercise price equal to fair value of
  common stock:
  Number of options (in thousands)..........................     479      2,358         550
  Weighted average exercise price per share.................   $4.95      $4.36      $13.62
  Weighted average fair value of stock options grants per
    Black-Sholes option valuation model.....................   $2.44      $2.24      $ 5.65
Options granted with exercise price greater than fair Value
  of common stock:
  Number of options (in thousands)..........................     -0-        -0-          55
  Weighted average exercise price per share.................     -0-        -0-      $15.27
  Weighted average fair value of stock options grants per
    Black-Sholes option valuation model.....................     -0-        -0-      $ 5.17

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

                                                                1999       1998       1997
                                                              --------   --------   --------
Pro forma net loss..........................................  $(12,884)  $(27,201)  $(7,535)
Pro forma earnings per share................................  $  (0.69)  $  (1.58)  $ (0.46)

EXCHANGE OF STOCK OPTIONS IN 1998

    On January 21, 1998, the Compensation Committee of the Board of Directors approved a stock option exchange program (the "Initial Exchange Program"), pursuant to which certain employees and officers holding stock options
(i) awarded under the Company's 1987 Incentive Stock Option Plan (the "1987 Plan") in 1997 and (ii) awarded prior to December 31, 1997, under the 1995 Plan, were given the opportunity to exchange such options (the "Existing Options") for new options (the "Initial New Options"), based on the fair market value of the Company's Common Stock at the close of business on January 30, 1998. All outside directors of the Company, the President and Chief Executive Officer, and one Executive Vice President were ineligible to participate in the Exchange Program.

    Pursuant to the Initial Exchange Program, holders of the Existing Options were offered the opportunity to exchange, on a share-for-share basis, such options for Initial New Options having an exercise price of $7.50 per share, the fair market value of the Company's Common Stock on the exchange date of January 30, 1998 (the "Exchange Date"). Each Initial New Option was awarded under the 1995 Plan and vests and is exercisable with respect to 20% of the shares covered thereby on each anniversary date of the

                      ODS NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.  STOCK, STOCK OPTIONS AND WARRANTS (CONTINUED)
Exchange Date. Eligible employees holding Existing Options for an aggregate of 646,800 shares of Common Stock with an average per share exercise price of approximately $15.87 elected to participate in the Initial Exchange Program and were issued Initial New Options covering the same aggregate number of underlying shares as they had held pursuant to their respective Existing Options. Other than the new exercise price and the commencement of a new vesting schedule, the option agreements relating to the Initial New Options are substantially identical to the option agreements of the Existing Options they replaced.

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

                      ODS NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  EARNINGS PER SHARE

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
NUMERATOR:                                                      1999        1998        1997
----------                                                    ---------   ---------   ---------
Net loss....................................................  $(12,040)   $(25,750)    $(4,937)
                                                              --------    --------     -------
Numerator for basic and diluted earnings per share..........  $(12,040)   $(25,750)    $(4,937)
Denominator:
Denominator for basic earnings per share--weighted average
  common shares outstanding.................................    18,565      17,190      16,437
Effect of dilutive securities:
  Stock options and warrants................................         0           0           0
                                                              --------    --------     -------
Denominator for diluted earnings per share--adjusted
  weighted average common shares outstanding................    18,565      17,190      16,437
                                                              ========    ========     =======
Basic and dilutive loss per share...........................  $  (0.65)   $  (1.50)    $  (.30)
                                                              ========    ========     =======

    Total stock options and warrants outstanding in 1999, 1998 and 1997 that are not included in the diluted earnings per share computation due to the antidilutive effect are 3 million, 3.2 million, and 1.6 million, respectively. Such options are excluded due to the Company incurring a net loss per share in that year or due to exercise prices exceeding the average market value of the Company's common stock in the applicable period.

14.  MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

    The Company's operations were concentrated in two segments--Security and Networking (see Note 9 above). Sales to customers exceeding 10% of total sales were as follows: 1999--$6.3 million SGI, Inc. and $6.8 million to Microage Federal; 1998--$9.8 million to various agencies of the U.S. Government (aggregated as one); 1997--$14.9 million to EDS and $10.8 million to various agencies of the U.S. Government (aggregated as one).

    Export sales, primarily to Europe, Asia, Latin America and Canada, were $7.2 million in 1999, $14.9 million in 1998, and $25.1 million in 1997. No significant long-lived assets are deployed outside of the United States.

15.  IMPACT OF YEAR 2000

    In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The costs associated with the Company's Year 2000 project were expensed as incurred, were not significant and were funded through operating cash flows and working capital. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

                      ODS NETWORKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.  SUBSEQUENT EVENT

    On March 2, 2000, the Company sold its investment of 770,745 shares of the common stock of Alteon WebSystems, Inc. ("Alteon") (Nasdaq:ATON) for $87.00 per share generating cash of approximately $67.1 million. The disposition of this stock generated a pre-tax gain of approximately $66.4 million which will be reported by the Company in the quarter ending March 31, 2000.

                          SUPPLEMENTAL FINANCIAL DATA

SUMMARIZED QUARTERLY DATA (UNAUDITED)
  (In thousands, except per share amounts)

                                                                         1999
                                                 ----------------------------------------------------
                                                    Q1         Q2         Q3         Q4       TOTAL
                                                 --------   --------   --------   --------   --------
Revenue........................................  $14,065    $18,505    $13,184    $12,197    $57,951
Gross profit...................................    6,175      9,353      5,758      4,561     25,847
Net loss.......................................   (2,249)       146     (3,857)    (6,080)   (12,040)
Net loss per share.............................    (0.12)      0.01      (0.21)     (0.33)     (0.65)

                                                                         1998
                                                 ----------------------------------------------------
                                                    Q1       Q2(1)      Q3(2)      Q4(3)      TOTAL
                                                 --------   --------   --------   --------   --------
Revenue........................................  $18,213    $25,215    $18,397    $12,785    $74,610
Gross profit...................................    8,015     10,826      7,727     (2,188)    24,380
Net loss.......................................   (1,974)    (3,209)    (3,525)   (17,042)   (25,750)
Net loss per share.............................    (0.12)     (0.19)     (0.21)     (0.92)     (1.50)

------------------------

(1) The results for the second quarter of 1998 include a $2.3 million write-off of acquired in-process research and development related to the Company's acquisition of Essential Communication Corporation.

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

                                  SCHEDULE II
                      ODS NETWORKS, INC, AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                           BALANCE    CHARGED TO                                    BALANCE
                                           AT BEG.    COSTS AND                   (ADDITIONS)      AT END OF
                                          OF PERIOD    EXPENSE     TRANSFERS      DEDUCTIONS        PERIOD
                                          ---------   ----------   ---------      -----------      ---------
Year ended December 31, 1997
Deducted from asset accounts:
  Allowance for doubtful accounts and
    returns.............................   $  822       $   86       $ --           $  150 (1)      $  758
  Inventory obsolescence reserve........   $1,985       $7,693       $ --           $7,484 (2)      $2,194

Year ended December 31, 1998
Deducted from asset accounts:
  Allowance for doubtful accounts and
    returns.............................   $  758       $  146       $ 74(3)        $   98 (1)      $  880
  Inventory obsolescence reserve........   $2,194       $5,777       $230(3)        $1,627 (2)      $6,574

Year ended December 31, 1999
Deducted from asset accounts:
  Allowance for doubtful accounts And
    returns.............................   $  880       $   85       $ --           $ (206)(4)      $1,171
  Inventory obsolescence reserve........   $6,574       $1,001       $ --           $  554 (2)      $7,021

------------------------

(1) Uncollectible accounts written off.

(2) Obsolete inventory written off.

(3) Reserves related to acquisition of Essential Communication Corporation.

(4) Unapplied cash, net of write-offs.