Form 10-Q
period 2000-03-31
ODS NETWORKS INC
filed 2000-05-12
CIK 736012

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

                              --------------------

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 2000

                                       OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ___________ to _____________

                         Commission File Number 0-20191
                                                -------

                               ODS NETWORKS, INC.
                               ------------------
             (Exact name of Registrant as specified in its charter)

              DELAWARE                                           75-1911917
              --------                                           ----------
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

                               * * * * * * * * * *

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days: Yes   X    No
                                                   -----     -----

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, on April 28, 2000 was 19,477,305.

-------------------------------------------------------------------------------

                               ODS NETWORKS, INC.

                                      INDEX



                                                                                  PAGE
                                                                                  ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2000
     and December 31, 1999  . . . . . . . . . . . . . . . . . . . . .               3

Condensed Consolidated Statements of Operations for the three months
     ended March 31, 2000 and March 31, 1999  . . . . . . . . . . . .               4

Condensed Consolidated Statements of Cash Flows for the three months
     ended March 31, 2000 and March 31, 1999  . . . . . . . . . . . .               5

Notes to Condensed Consolidated Financial Statements . . . . . . . . .              6-11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations  . . . . . . . . . . . . . . . . .               11-20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                 21


PART II - OTHER INFORMATION

Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . .               22

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .               22

Signature Page  . . . . . . . . . . . . . . . . . . . . . . . . . . .               23



                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            ODS NETWORKS, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In thousands, except par value amounts)



                                                                         Mar 31,            Dec 31,
                                                                          2000               1999
                                                                     -------------       -------------
                                                                     (Unaudited)
                                 ASSETS
Current Assets:
  Cash and cash equivalents                                          $     43,550        $     12,602
  Securities available for sale                                                 -              67,633
  Short-term investments                                                   30,798               6,100
  Accounts receivable, less of allowance of $1,153 in 2000
    and $1,171 in 1999 for doubtful accounts and returns                   10,370               5,404
  Inventories, net                                                         15,131              10,692
  Other assets                                                              1,617               1,392
                                                                     -------------       -------------
Total current assets                                                      101,466             103,823
Property and equipment, net                                                 4,343               4,221
Deferred tax assets                                                         2,660                   -
Long-term investments                                                       5,270               2,750
Goodwill and intangible assets, net                                         7,972               9,023
Other assets                                                                  602                 685
                                                                     -------------       -------------
TOTAL ASSETS                                                         $    122,313        $    120,502
                                                                     =============       =============

                     LIABILITES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                              $     11,353        $     11,901
  Deferred revenue                                                          2,927               2,039
  Income taxes payable                                                     16,274                   -
  Deferred tax liability - current                                              -              23,305
                                                                     -------------       -------------
Total current liabilities                                                  30,554              37,245
Deferred tax liability - noncurrent                                             -               1,669
Capital lease obligation                                                       10                  11
Stockholders' Equity:
  Preferred stock, $.01 par value, authorized
    shares - 5,000, No shares issued and outstanding                            -                   -
  Common stock, $.01 par value,
    Authorized shares - 80,000
    Issued shares - 19,513 in 2000 and 18,623 in 1999
    Outstanding shares - 19,473 in 2000 and 18,583 in 1999                    195                 186
  Common stock held in Treasury, at cost - 40 shares                         (362)               (362)
  Additional paid-in capital                                               36,924              29,996
  Net unrealized gain on securities available for sale                          -              44,083
  Retained earnings                                                        55,383               9,242
  Note receivable from stockholder                                              -              (1,177)
  Foreign currency translation adjustment                                    (391)               (391)
                                                                     -------------       -------------
Total stockholders' equity                                                 91,749              81,577
                                                                     -------------       -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $    122,313        $    120,502
                                                                     =============       =============


                             See accompanying notes.

                       ODS NETWORKS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                                Three months ended
                                                     -----------------------------------------
                                                      March 31, 2000           March 31, 1999
                                                     ----------------         ----------------
Net Sales
  Security products                                  $        6,996           $          423
  Networking products                                         5,961                   13,642
                                                     ----------------         ----------------
  Total net sales                                            12,957           $       14,065


Cost of sales:
  Security products                                           5,032                      157
  Networking products                                         3,751                    7,733
                                                     ----------------         ----------------
  Total cost of sales                                         8,783                    7,890
                                                     ----------------         ----------------
Gross profit                                                  4,174                    6,175


Operating expenses:
  Sales and marketing                                         6,133                    4,693
  Research and development                                    4,081                    2,330
  General and administrative                                  1,652                    1,259
  Amortization of intangibles                                   414                      391
                                                     ----------------         ----------------
Operating loss                                               (8,106)                  (2,498)


Interest income, net                                            408                      249
Other income                                                 66,353                        -
                                                     ----------------         ----------------
Income (loss) before income taxes                            58,655                   (2,249)

Income tax expense                                           12,514                        -
                                                     ----------------         ----------------
Net income (loss)                                    $       46,141           $       (2,249)
                                                     ================         ================
Basic earnings (loss) per share                      $         2.46           $        (0.12)
                                                     ================         ================
Diluted earnings (loss) per share                    $         2.27           $        (0.12)
                                                     ================         ================
Weighted average common shares outstanding                   18,736                   18,530
                                                     ================         ================
Weighted average shares outstanding
  assuming dilution                                          20,331                   18,530
                                                     ================         ================



                                              See accompanying notes.

                                      ODS NETWORKS, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (In thousands)
                                                  (Unaudited)


                                                                                           Three Months Ended
                                                                                   --------------------------------
                                                                                     March 31,          March 31,
                                                                                      2000                1999
                                                                                   ------------        ------------
Operating Activities:
Net income (loss)                                                                  $    46,141         $    (2,249)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
  Gain on sale of available for sale security                                          (66,355)                  -
  Depreciation and amortization                                                          1,602                 872
  Deferred income tax benefit                                                           (3,115)                (45)
Changes in operating assets and liabilities:
  Accounts receivable                                                                   (4,966)             (1,155)
  Income taxes receivable                                                                    -                  38
  Inventories                                                                           (4,439)              1,710
  Other assets                                                                            (142)               (132)
  Accounts payable and accrued expenses                                                   (549)               (582)
  Income taxes payable                                                                  14,605                   -
  Deferred revenue                                                                         888                (369)
                                                                                   ------------        ------------
Net cash used in operating activities                                                  (16,330)             (1,912)
                                                                                   ------------        ------------

Investing Activities:
  Proceeds from sale of available for sale security                                     67,055                   -
  Purchases of available for sale investments                                          (28,718)             (1,998)
  Maturities of available for sale investments                                           1,500                   6
  Purchases of property and equipment                                                     (673)               (239)
                                                                                   ------------        ------------
Net cash provided by (used in) investing activities                                     39,164              (2,231)
                                                                                   ------------        ------------

Financing Activities:
  Exercise of warrants and employee stock options                                        6,937                  85
  Payments on stockholder loan                                                           1,177                   2
                                                                                   ------------        ------------
Net cash provided by financing activities                                                8,114                  87
                                                                                   ------------        ------------

Effect of foreign currency translation adjustments
  on cash and cash equivalents                                                               -                   1
                                                                                   ------------        ------------

Net increase (decrease) in cash and cash equivalents                                    30,948              (4,055)

Cash and cash equivalents at beginning of period                                        12,602              16,791
                                                                                   ------------        ------------
Cash and cash equivalents at end of period                                         $    43,550         $    12,736
                                                                                   ============        ============




                             See accompanying notes.

                       ODS NETWORKS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. Description of Business

ODS Networks, Inc. ("ODS", the "Company" or the "Registrant") operates through two divisions: the Security division which focuses on security software and integrated solutions, and the Networking division which focuses on high performance network solutions. The Security division is comprised of the Company's wholly-owned subsidiary, Intrusion.com, Inc. ("Intrusion.com"), which develops and markets products which allow customers to create networks that are protected from access, theft and damage by unauthorized network users and protected from misuse by curious or disgruntled employees, contractors and other authorized users. The Networking division is comprised of the Company's Essential Communication division ("Essential") and its local area networking assets, which develops and markets products which enable customers to connect computers and supercomputers to form clusters, workgroups and local area networks ("LANs") and to build backbones for enterprise-wide networks.

The Company was organized in Texas in September 1983 and reincorporated in Delaware in October 1995. The Company changed its name in April 1997 from Optical Data Systems, Inc. to ODS Networks, Inc.

On April 17, 2000, the Company announced that effective June 1, 2000, the Company's name will change from ODS Networks, Inc. to Intrusion.com, Inc. and its NASDAQ ticker symbol will change from ODSI to INTZ. On April 17, 2000, the Company also announced plans to sell, or otherwise dispose of, its Networking division which includes its Essential division and its local area networking assets.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The December 31, 1999 balance sheet was derived from audited financial statements, but does not include all the disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The results of operations for the three month period ending March 31, 2000 are not necessarily indicative of the results which may be achieved for the full fiscal year or for any future period. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999. Certain prior year information has been reclassified to conform with current year presentation.

3. Securities Available for Sale

The Company held 770,745 shares of the common stock of Alteon WebSystems, Inc. ("Alteon") (Nasdaq:ATON) valued at $67.6 million as of December 31, 1999. Alteon, previously a privately-held company, announced its initial public offering of 4 million shares of its common stock at $19 per share on September 24, 1999.

The Company's accounting of this investment was in accordance with Financial Accounting Standard No. 115 (FAS 115), "Accounting for Certain Investments in Debt and Equity Securities". Under FAS 115, the Company's investment in Alteon, which was classified as securities available-for-sale, was presented at its fair value as of December 31, 1999, which was $87.75 per share or $67.6 million. On March 2, 2000, the Company sold its investment of 770,745 shares of Alteon common stock for $87.00 per share, net of applicable expenses, generating cash of approximately $67.1 million. The disposition of this stock generated a pre-tax gain of approximately $66.4 million which was recognized as other income.

4. Inventories (In thousands)



                                             March 31,          December 31,
                                                2000               1999
                                             ----------         -----------
                                             (unaudited)
  Inventories consist of:
  Raw materials                              $    2,725          $   2,113
  Work in progress                                1,535              1,016
  Finished goods                                  6,460              5,729
  Demonstration systems                           4,411              1,834
                                             -----------         ----------
                                             $   15,131          $  10,692
                                             ===========         ==========




5. Goodwill and Intangibles (In thousands)

  Included in goodwill and intangibles are the following:



                                              March 31,          December 31,
                                                2000                 1999
                                             ----------          ------------
                                             (unaudited)
  Security purchased software                $    4,136          $     4,136
  Security intangible asset                         135                  135
  Essential goodwill                              3,971                3,971
  Essential intangible asset                      3,340                3,340
                                             -----------         ------------
                                                 11,582               11,582
  Accumulated amortization                       (3,610)              (2,559)
                                             -----------         ------------
                                             $    7,972          $     9,023
                                             ===========         ============


6. Accounts Payable and Accrued Expenses (In thousands)

  Included in accounts payable and accrued expenses are the following:


                                                 March 31,         December 31,
                                                   2000                1999
                                                ----------        -------------
                                                (unaudited)
  Trade accounts payable                        $    7,950        $     8,229
  Accrued sales commissions                            275                527
  Accrued incentive bonus                               81                108
  Accrued vacation                                     864                863
  Accrued property taxes                                39                222
  Accrued warranty expense                             475                475
  Other (individually less than 5% of
         current liabilities)                        1,669              1,477
                                                -----------       ------------
                                                $   11,353        $    11,901
                                                ===========       ============




7. Income Taxes Payable

At December 31, 1999, the Company had federal net operating loss carryforwards of $15.8 million for income tax purposes that begin to expire in 2018, including federal net operating loss carryforwards of approximately $4.3 million subject to ownership change limitations under the Internal Revenue Code, as a result of the acquisition of Essential Communications Corporation ("Essential"), which begin to expire in 2008. The Company also had $29.3 million of state net operating loss carryforwards. In addition, the Company had tentative minimum tax credit carryforward of approximately $0.4 million which may be carried forward indefinitely.

The gain realized from the sale of the Alteon stock (see note 3) utilized $13.2 million of federal net operating loss carryforwards, which included approximately $1.8 million of the federal net operating loss carryforwards subject to certain limitations. In addition, the $0.4 million of tentative minimum tax credit was utilized as a result of the sale.

Accordingly, the Company reduced the valuation allowance related to its net deferred tax assets as a result of the gain realized from the sale of the Alteon stock. For the quarter ended March 31, 2000, this decrease of the valuation allowance in the amount of $9.1 million resulted in a reduction to income tax expense for the quarter ended March 31, 2000 and a reduction to goodwill (for approximately $0.6 million which is the portion of the Company's valuation allowance attributable to net operating losses acquired from Essential). The Company continues to carry a valuation allowance with respect to the state net operating loss carryforwards as well as for the remaining $2.6 million of federal net operating loss carryovers subject to limitation under I.R.C. Section 382.

8. Note Receivable from Stockholder

Note receivable from stockholder of approximately $1.2 million at December 31, 1999 represents amounts loaned to an officer during the third quarter of 1998 secured by the Company's common stock. These amounts were classified as contra-equity because in the event the officer failed to remit payment, the Company would have received shares of the Company's common stock. On February 28, 2000, the officer repaid the Company in full including principal of $1.2 million and interest of approximately $98,000.

9. Earnings per Share (In thousands, except per share amounts)



                                                                            Three Months Ended
                                                                 -----------------------------------------
                                                                 March 31, 2000             March 31, 1999
                                                                 --------------             --------------
                                                                                (unaudited)
Numerator:
Net income (loss)                                                   $  46,141                 $  (2,249)
                                                                 --------------             --------------
Numerator for basic and diluted earnings
  per share                                                         $  46,141                 $  (2,249)
Denominator:
Denominator for basic earnings per share
  - weighted average common shares
    outstanding                                                        18,736                    18,530
Effect of dilutive securities:
  Stock options and warrants                                            1,595                         -
                                                                 --------------             --------------
Denominator for diluted earnings per share
  -   adjusted weighted average
      common shares outstanding                                        20,331                    18,530
                                                                 ==============             ==============

Basic earnings (loss) per share                                     $    2.46                 $   (0.12)
                                                                 ==============             ==============
Diluted earnings (loss) per share                                   $    2.27                 $   (0.12)
                                                                 ==============             ==============



10. Increase in Shares Outstanding

On March 23, 2000, SAIC Venture Capital Corporation ("SAIC VCC") exercised its warrant to purchase 750,000 shares of the Company's common stock for $8.00 per share generating $6 million. The warrant was issued to SAIC VCC's parent, Science Applications International Corporation ("SAIC"), on September 25, 1998 in conjunction with the acquisition by the Company of the Computer Misuse Detection System and certain other intellectual property from SAIC. SAIC VCC holds an additional warrant to purchase 750,000 shares of the Company's common stock for $10.50 per share on or before September 25, 2000.

11. Comprehensive Income (In thousands)

The following table represents a statement of changes in stockholders' equity including comprehensive income disclosures:



                                                                 Note                       Other
                                   Common         Additional     from                       Compre-
                       Common      Stock -        Paid-In        Stock-     Retained        hensive
                       Stock       Treasury       Capital        holder     Earnings        Income         Total
                       ------      --------       ----------    ---------  ----------      --------        -------
Beginning of year
 - Dec. 31, 1999        $186        $(362)         $29,996       $(1,177)   $9,242         $ 43,692        $81,577
Issuance of stock
 under stock option
 & purchase plans
 and warrants              9            -            6,928             -         -                -          6,937
Net income                 -            -                -             -    46,141(1)             -         46,141
Stockholder note
 Repayments                -            -                -         1,177         -                -          1,177
Unrealized (loss)
 from securities
 available for sale        -            -                -             -         -         (44,083)(1)     (44,083)
End of Period -
  March 31, 2000        $195        $(362)         $36,924             -    $55,383          $(391)        $91,749
                       ======      ========       ==========               ==========      ========        =======




(1) Comprehensive income for the quarter ended March 31, 2000 was $2,058,000.


12.  Segment Information

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



                                               Total         Corporate        Security         Networking
                                             ---------       ---------        ---------        ----------
  THREE MONTHS ENDED
  MARCH 31, 2000
  Total revenue                              $  12,957       $    -           $   6,996        $    5,961
  Operating income (loss)                       (8,106)             (9)          (7,763)             (334)

  THREE MONTHS ENDED
  MARCH 31, 1999
  Total revenue                              $  14,065       $    -           $      423        $   13,642
  Operating income (loss)                       (2,498)            (32)           (4,624)            2,158




                                                     March 31,         December, 31
                                                       2000               1999
                                                     ---------         ------------
  Security Assets                                    $ 22,973          $  14,356

  Networking Assets                                    19,722             17,061

  Corporate Assets                                     79,618             89,085
                                                     ---------         ------------

  Total Assets                                       $122,313          $ 120,502
                                                     =========         ============




On April 17, 2000, the Company announced plans to sell, or otherwise dispose of, its Networking division which includes its Essential division and its local area networking assets. Once the Company has met the criteria of Accounting Principles Board Opinion No. 30 ("APB 30") "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment or a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", the company will begin accounting for the Networking segment as discontinued operations and reclassify historical information for comparative purposes.

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

Overview

The Company develops and markets network security software and integrated network security solutions and local area networking products. On April 17, 2000, the Company announced that effective June 1, 2000, the Company's name will change from ODS Networks, Inc. to Intrusion.com, Inc. and its NASDAQ ticker symbol will change from ODSI to INTZ. On April 17, 2000, the Company also announced plans to focus on network security software and integrated network security solutions and also announced plans to sell, or otherwise dispose of, its local area networking assets. Given the Company's shift in strategy, the Company's results of operations prior to 2000 do not necessarily reflect the Company's current business.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales. The period to period comparison of financial results is not necessarily indicative of future results.



                                                                              THREE MONTHS ENDED
                                                                  ---------------------------------------------
                                                                  MARCH 31, 2000                MARCH 31, 1999
                                                                  --------------                ---------------
Net Sales
  Security products                                                       54.0 %                          3.0 %
  Networking products                                                     46.0                           97.0
                                                                  --------------                ---------------
  Total net sales                                                        100.0                          100.0 %
Cost of sales:
  Security products                                                       38.8                            1.1
  Networking products                                                     29.0                           55.0
                                                                  --------------                ---------------
Cost of sales                                                             67.8                           56.1
                                                                  --------------                ---------------
Gross profit                                                              32.2                           43.9
Operating expenses:
  Sales and marketing                                                     47.3                           33.4
  Research and development                                                31.5                           16.6
  General and administrative                                              12.8                            8.9
  Amortization of intangibles                                              3.2                            2.8
                                                                  --------------                ---------------
Operating loss                                                           (62.6)                         (17.8)
Interest income, net                                                       3.1                            1.8
Other income                                                             512.1                              -
                                                                  --------------                ---------------
Income (loss) before income taxes                                        452.6                          (16.0)
Income tax expense                                                        96.6                              -
                                                                  --------------                ---------------
Net income (loss)                                                        356.0 %                        (16.0)%
                                                                  ==============                ===============



                                                                              THREE MONTHS ENDED
                                                                  ---------------------------------------------
                                                                  MARCH 31, 2000                MARCH 31, 1999
                                                                  --------------                ---------------
Domestic sales                                                            87.4 %                         83.8 %

Export sales to:
  Europe                                                                   7.4                           12.3
  Canada                                                                   1.4                            1.9
  Asia                                                                     3.3                            1.0
  Latin America                                                            0.5                            1.0
                                                                  --------------                ---------------

Net sales                                                                100.0 %                        100.0 %


Net Sales. Net sales for the quarter ended March 31, 2000 decreased to $13.0 million compared to $14.1 million for the same period of 1999 as sales of the Company's Networking division declined faster than sales of the Company's Security division increased. Demand for the Company's Networking products is expected to continue to decline as the Company continues to shift its focus and sell, or otherwise dispose of, its Networking division.

Export Sales. Export sales for the quarter ended March 31, 2000 decreased to $1.6 million compared to $2.3 million for the same period of 1999. International customers historically have been slower to adopt network security products than domestic customers.

Concentration of Sales. Sales to TRW Systems & Information Technology ("TRW") were 33.4% of net sales during the quarter ended March 31, 2000, compared to no sales for the same period of 1999. Sales to SGI, Inc. ("SGI") were 2.7% of net sales during the quarter ended March 31, 2000, compared to 18.6% of net sales for the same period of 1999. Direct net sales to various agencies of the U.S. Government were 5.7% of net sales during the quarter ended March 31, 2000, compared to 17.3% of net sales for the same period of 1999. In addition, a portion of the Company's sales to TRW, SGI and other corporations were resold by those organizations to various agencies of the U.S. Government.

Gross Profit. Gross profit decreased to $4.2 million or 32.2% of net sales for the quarter ended March 31, 2000 compared to $6.2 million or 43.9% of net sales for the quarter ended March 31, 1999. Gross profit margins were negatively impacted during the quarter ended March 31, 2000 due primarily to pricing pressure and reduced volume discounts related to the local area networking products, as well as certain costs related to the Company's new integrated network security solutions. Gross profit margins in future periods may be affected by several factors such as continued product transition, declining market demand for prior generation products, obsolescence or surplus of inventory, shifts in product mix, changes in channels of distribution, sales volume, fluctuation in manufacturing costs, pricing strategies of the Company and its competitors and fluctuations in sales of integrated third-party products. Gross profit margins are typically lower on sales of integrated third-party products.

Sales and Marketing. Sales and marketing expenses increased to $6.1 million or 47.3% of net sales for the quarter ended March 31, 2000 compared to $4.7 million or 33.4% of net sales for the quarter ended March 31, 1999. Sales and marketing expenses increased in the three month period ending March 31, 2000 compared to the same period of 1999 due to the Company's launch of Intrusion.com, Inc., the Company's new network security company, and the Company's concerted effort in marketing Intrusion.com's products and brand. Sales and marketing expenses may vary as a percentage of net sales in the future.

Research and Development. Research and development expenses increased to $4.1 million or 31.5% of net sales for the quarter ended March 31, 2000 compared to $2.3 million or 16.6% of net sales for the quarter ended March 31, 1999. The Company's research and development costs are expensed in the period incurred. Research and development expenses increased in the first three months of 2000 compared to the same period of 1999 as the Company continues to increase its research and development efforts in its Security division. It is expected that research and development expenses will continue to increase each quarter throughout 2000, but may vary as a percentage of net sales in the future.

General and Administrative. General and administrative expenses increased to $1.7 million or 12.8% of net sales for the quarter ended March 31, 2000 compared to $1.3 million or 8.9% of net sales for the quarter ended March 31, 1999. Much of this increase is attributed to the formation and launch of Intrusion.com, Inc. General and administrative expense may vary as a percentage of net sales in the future.

Amortization. Amortization expenses remained relatively unchanged at $0.4 million or 3.2% of net sales for the quarter ended March 31, 2000 compared to $0.4 million or 2.8% of net sales for the quarter ended March 31, 1999. This amortization expense is primarily associated with the amortization of intangible assets related to the acquisition of Essential in the quarter ending June 30, 1998 and the acquisition of certain assets and intellectual property from SAIC in the quarter ending September 30, 1998.

Interest. Net interest income increased to $0.4 million for the quarter ended March 31, 2000 compared to $0.2 million for the same period in 1999. Net interest income is expected to increase in the quarter ended June 30, 2000 due to the Company's additional cash balances resulting from the sale of its Alteon investment (see note 3). Net interest income may vary in the future based on the Company's cash flow and rate of return on investments.

Income Taxes. The Company's effective tax rate for the quarter ended March 31, 2000 was 21.3%, compared to zero for the quarter ended March 31, 1999. The effective tax rate for the quarter ended March 31, 2000 varied from the U.S. statutory rate primarily due to the reduction of the Company's valuation allowance in the amount of $9.1 million. Without such decrease to the valuation allowance, the Company's effective tax rate for the quarter ended March 31, 2000 would have been 36.8%.

Earnings per Share. The Company's earnings per share is calculated in accordance with Financial Accounting Standards No. 128, "Earnings Per Share". This method requires calculation of both basic earnings per share and earnings per share, assuming dilution. Basic earnings per share excludes the dilutive effect of common stock equivalents such as stock options and warrants, while earnings per share, assuming dilution includes such dilutive effects. Future weighted-average shares outstanding calculations will be impacted by the following factors: (i) the ongoing issuance of common stock associated with stock options exercises; (ii) the issuance of common stock associated with the Company's employee stock purchase program or outstanding warrants; (iii) any fluctuations in the Company's stock price, which could cause changes in the number of common stock equivalents included in the earnings per share assuming dilution computation; (iv) the issuance of common stock to effect business combinations should the Company enter into such transactions; and (v) the repurchase of common stock by the Company should the Company acquire shares of its common stock under its stock repurchase program authorized in October, 1999.

Liquidity and Capital Resources

The Company's principal sources of liquidity at March 31, 2000 were $43.5 million of cash and cash equivalents, $30.8 million of short-term investments and $5.3 million of investments with a stated maturity beyond one year. As of March 31, 2000, working capital was $70.9 million compared to $66.6 million as of December 31, 1999.

Cash flows used in operations for the three months ended March 31, 2000 were $16.3 million, primarily due to an operating loss of $8.1 million and an increase in inventory and accounts receivable. Inventories increased primarily due to the Company supporting its existing Networking division and its growing Security division. Future fluctuations in accounts receivable and inventory balances will be dependent upon several factors, including, but not limited to, quarterly sales, ability to collect accounts receivable timely, the Company's strategy as to building inventory in advance of receiving orders from customers, and the accuracy of the Company's forecasts of product demand and component requirements.

Cash provided by investing activities in the quarter ended March 31, 2000 was $39.2 million, which consisted of net proceeds from the sale of the Alteon investment (see note 3) of $67.1 million offset by net purchases of available for sale securities of $27.2 million and equipment purchases of $0.7 million.

Cash provided by financing activities in the quarter ended March 31, 2000 was $8.1 million, which consisted of $6.9 million for the issuance of common stock upon the exercise of employee stock options and warrants (see note 10) and $1.2 million for the repayment of a loan made to a stockholder (see note 8).

On March 2, 2000, the Company sold its investment of 770,745 shares of Alteon common stock for $87.00 per share, generating cash of approximately $67.1 million. The disposition of this stock generated a pre-tax gain of approximately $66.4 million (see note 3).

On October 14, 1999, the Company announced a Stock Repurchase Program under which up to 1.0 million shares of the Company's outstanding common stock may be acquired in the open market over the next 12 months at the discretion of management. To-date, the Company has repurchased 40,000 shares at an average price of $9.05 per share.

At March 31, 2000, the Company did not have any material commitments for capital expenditures.

During the three months ended March 31, 2000, the Company funded its operations through the use of cash and cash equivalents.

The Company believes that its cash, cash equivalents, investment balances and potential cash flow from operations will provide sufficient cash resources to finance its operations and currently projected capital expenditures through 2000. However, there can be no assurance that the Company's cash resources will be sufficient for the year 2000.

The Company intends to explore possible acquisitions of businesses, products and technologies that are complementary to those of the Company. The Company is continuing to identify and prioritize additional network security technologies which it may wish to develop, either internally or through the licensing or acquisition of products from third parties. While the Company engages from time to time in discussions with respect to potential acquisitions, there can be no assurances that any acquisitions will be made or that the Company will be able to successfully integrate any acquired business. Any material acquisition could result in a decrease to working capital depending on the amount, timing and nature of the consideration to be paid. In order to finance acquisitions, it may be necessary for the Company to raise additional funds through public or private financings. There can be no assurance that such financings will be available at acceptable terms, if at all. Equity financings, if any, may result in dilution to the Company's stockholders.

Factors That May Affect Future Results of Operations

Numerous factors may affect the Company's business and future results of operations. These factors include, but are not limited to, technological changes, competition and market acceptance, acquisitions, product transitions, manufacturing and suppliers, intellectual property and licenses, third-party products, dependence on key customers, international operations and intellectual property issues. The discussion below addresses some of these and other factors. For a more thorough discussion of these and other factors that may affect the Company's business and future results, see the discussion under the caption "Factors That May Affect Future Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Technological Changes. The market for the Company's products is characterized by frequent product introductions, rapidly changing technology and continued evolution of new industry standards. The market for security products requires the Company's products to be compatible and interoperable with products and architectures offered by various vendors, including networking products, workstation and personal computer architectures and computer and network operating systems. The Company's success will depend to a substantial degree upon its ability to develop and introduce in a timely manner new products and enhancements to its existing products that meet changing customer requirements and evolving industry standards. The development of technologically advanced products is a complex and uncertain process requiring high levels of innovation as well as the accurate anticipation of technological and market trends. There can be no assurance that the Company will be able to identify, develop, manufacture, market and support new or enhanced products successfully in a timely manner. Further, the Company or its competitors may introduce new products or product enhancements that shorten the life cycle of or make obsolete the Company's existing product lines, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

Market Acceptance. The Company is pursuing a strategy to increase the percentage of its revenue generated through indirect sales channels including distributors, value added resellers, system integrators, original equipment manufacturers and security service providers. There can be no assurance that the Company's products will gain market acceptance in these indirect sales channels. Further, competition among security companies to sell products through these indirect sales channels could result in significant price competition and reduced profit margins.

The Company is also pursuing a strategy to broaden and further differentiate its product line by introducing complementary security products and incorporating new technologies into its existing product line. There can be no assurance that the Company will successfully introduce these products or that such products will gain market acceptance. The Company anticipates competition from networking companies, network security companies and others in each of its product lines. The Company anticipates that profit margins will vary among its product lines and that product mix fluctuations could have an adverse effect on the Company's overall profit margins.

Plans for Dispositions. On April 17, 2000, the Company announced plans to sell, or otherwise dispose of, its Networking division which includes its Essential division and its local area networking assets. The net assets of this division were $19.7 million as of March 31, 2000. There can be no assurance that the Company will be able to realize its net book value of these assets upon sale or disposition. Additionally, there are inherent problems associated with selling a substantial division which may adversely affect the continuing operations of the remaining Security division.

Acquisitions. Cisco, Lucent, Nortel and other competitors have recently acquired several security companies with complementary technologies, and the Company anticipates that such acquisitions will continue in the future. These acquisitions may permit such competitors to accelerate the development and commercialization of broader product lines and more comprehensive solutions than the Company currently offers. In the past, the Company has relied upon a combination of internal product development and partnerships with other networking and security vendors to provide competitive solutions to customers. Certain of the recent and future acquisitions by the Company's competitors may have the effect of limiting the Company's access to commercially significant technologies. Further, the business combinations and acquisitions in the security industry are creating companies with larger market shares, customer bases, sales forces, product offerings and technology and marketing expertise. There can be no assurance that the Company will be able to compete successfully in such an environment.

In September 1998, the Company completed an acquisition of certain assets of the Computer Misuse and Detection System ("CMDS") Division from Science Applications International Corporation ("SAIC"), a privately held company in San Diego, California. On September 30, 1999, the Company entered a technology licensing agreement with RSA Security, Inc. ("RSA") under which the Company is the exclusive licensee of RSA's Kane Security products in North America and Europe. The Company may, in the future, acquire or invest in additional companies, business units, product lines, or technologies to accelerate the development of products and sales channels complementary to the Company's existing products and sales channels. Acquisitions involve numerous risks, including: difficulties in assimilation of operations, technologies, and products of the acquired companies; risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions; the potential loss of key employees of the acquired company; and the diversion of management's attention from normal daily operation of the Company's business. There can be no assurance that any potential acquisition or investment will be consummated or that such acquisition or investment will be realized.

Product Transitions. Once current security products have been in the market place for a period of time and begin to be replaced by higher performance products (whether of the Company's or a competitor's design), the Company expects the net sales of the older products to decrease. In order to achieve revenue growth in the future, the Company will be required to design, develop and successfully commercialize higher performance products in a timely manner. There can be no assurance that the Company will be able to introduce new products and gain market acceptance quickly enough to avoid adverse revenue transition patterns during current or future product transitions. Nor can there be any assurance that the Company will be able to respond effectively to technological changes or new product announcements by competitors, which could render portions of the Company's inventory obsolete.

Manufacturing and Suppliers. All of the materials used in the Company's products are purchased under contracts or purchase orders with third parties. While the Company believes that many of the materials used in the production of its products are generally readily available from a variety of sources, certain components such as microprocessors and ASICs (application specific integrate circuits) are available from one or a limited number of suppliers. The lead times for delivery of components vary significantly and exceed twelve weeks for certain components. If the Company should fail to forecast its requirements accurately for components, it may experience excess inventory or shortages of certain components which could have an adverse effect on the Company's business and operating results. Further, any interruption in the supply of any of these components, or the inability of the Company to procure these components from alternative sources at acceptable prices within a reasonable time, could have an adverse effect on the Company's business and operating results.

The Company's operational strategy relies on outsourcing of product assembly and certain other operations. There can be no assurance that the Company will effectively manage its third-party contractors or that these contractors will meet the Company's future requirements for timely delivery of products of sufficient quality and quantity. Further, the Company intends to introduce a number of new products and product enhancements in 2000 which will require that the Company rapidly achieve volume production of those new products by coordinating its efforts with those of its suppliers and contractors. The inability of the third-party contractors to provide the Company with adequate supplies of high-quality products could cause a delay in the Company's ability to fulfill orders and could have an adverse effect on the Company's business, operating results and financial condition.

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

Third-Party Products. The Company believes that it is beneficial to work with third parties with complementary technologies to broaden the appeal of the Company's network security products. These alliances allow the Company to provide integrated solutions to its customers, combining ODS developed technology with third-party products. As the Company also competes with these technology partners in certain segments of the market, there can be no assurance that the Company will have access to all of the third-party products which may be desirable or necessary in order to offer fully integrated solutions to ODS customers.

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

International Operations. The Company's international operations may be affected by changes in demand resulting from fluctuations in currency exchange rates and local purchasing practices, including seasonal fluctuations in demand, as well as by risks such as increases in duty rates, difficulties in distribution, regulatory approvals and other constraints upon international trade. The Company's sales to foreign customers are subject to export regulations. In particular, certain sales of the Company's security products require clearance and export licenses from the U.S. Department of Commerce under these regulations. Any inability to obtain such clearances or any required foreign regulatory approvals on a timely basis could have a material adverse effect on the Company's operating results.

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

General. Sales of the Company's products fluctuate, from time to time, based on numerous factors, including customers' capital spending levels and general economic conditions. While certain industry analysts believe that there is a significant market for security products, there can be no assurance as to the rate or extent of the growth of such market or the potential adoption of alternative technologies. Future declines in security product sales as a result of general economic conditions, adoption of alternative technologies or any other reason could have a material adverse effect on the Company's business, operating results and financial condition.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange. The Company's revenue originating outside the U.S. in the quarters ended March 31, 2000, 1999 and 1998 were 12.6%, 16.2% and 19.4% of total revenues, respectively. International sales are made mostly from the Company's foreign sales subsidiaries in the local countries and are typically denominated in U.S. dollars. These subsidiaries incur most of their expenses in the local currency.

The Company's international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely affected by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company in 2000, 1999 and 1998 was not material.

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

Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses of principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The Company's investment securities are held for purposes other than trading. Several investment securities have a maturity in excess of one year. The weighted-average interest rate on investment securities at March 31, 2000 was 6.0%. The fair value of investments held at March 31, 2000 approximate amortized cost.

                           PART II - OTHER INFORMATION

Item 2.    CHANGES IN SECURITIES.
           On March 23, 2000, the Company issued 750,000 shares of its common stock in connection with the exercise of a warrant, by SAIC Venture Capital Corporation ("SAIC VCC"), at an exercise price of $8.00 per share. The warrant was originally issued to SAIC VCC's parent corporation, Science Applications International Corporation, on September 25, 1998. The shares of common stock issued to SAIC VCC were issued pursuant to a Section 4(2) exemption from the registration requirements of Section 5 of the Securities Act.

           During the quarter ended March 31, 2000, the Company issued approximately 128,517 shares of common stock to employees pursuant to exercises of stock options (with exercise prices ranging from $1.88 per share to $23.25 per share) under the Company's stock option plans. In addition, the Company issued approximately 11,492 shares of common stock at $4.89 per share to employees pursuant to purchases under the Company's employee stock purchase plans. These issuances were deemed exempt from registration under Section 5 of the Securities Act in reliance on Rule 701 thereunder.

           With respect to the common stock issued pursuant to the warrants, the recipient of securities represented to us their intention to acquire the securities issued to them for investment only and not with a view to, or for, sale in connection with any distribution thereof. In such case, appropriate restrictive transfer legends were affixed to share certificates issued.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (A.)   EXHIBITS.    The following exhibits are included herein:
                                (27)  Financial Data Schedule

           (B.)   FORM 8-K.
                                (i) On March 17, 2000 the Company filed a
                                Current Report on Form 8-K (Item 2) in order to report the sell of the Company's investment of 770,745 shares of the common stock of Alteon WebSystems, Inc. ("Alteon") (Nasdaq:
                                ATON) for $87.00 per share generating cash of approximately $67.1 million. The stock was purchased by HBK Master Fund L.P., an unrelated party of the Company

                                (ii) On March 31, 2000 the Company filed a
                                Current Report on Form 8-K (Item 5) in order to report the exercise of 750,000 warrants of the Company's common stock by SAIC Venture Capital Corporation ("SAIC VCC") for $8.00 per share generating cash of $6 million. The warrant was issued to SAIC VCC's parent, Science Applications International Corporation ("SAIC"), on September 25, 1998 in conjunction with the acquisition by the Company of the Computer Misuse Detection System and certain other intellectual property from SAIC.

                               S I G N A T U R E S




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                ODS NETWORKS, INC.


Date: May 12, 2000                /s/ Jay R. Widdig
                                  -----------------
                                  Jay R. Widdig
                                  Vice President, Chief Financial Officer,
                                  Treasurer & Secretary
                                  (Principal Financial & Accounting Officer)