Form 10-Q
period 2000-06-30
INTRUSION COM INC
filed 2000-08-11
CIK 736012

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

         For the quarterly period ended June 30, 2000

                                       OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

                         Commission File Number 0-20191
                                                -------

                               INTRUSION.COM, INC.
                               -------------------
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

                               ODS Networks, Inc.
                  -------------------------------------------
                   Former name, if changed since last report)

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

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, on July 31, 2000 was 19,714,442.

-------------------------------------------------------------------------------

                               INTRUSION.COM, INC.
                               -------------------

                                      INDEX



                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of June 30, 2000
     and December 31, 1999 . . . . . . . . . . . . . . . . . . . . . .       3

Condensed Consolidated Statements of Operations for the three months
     and six months ended June 30, 2000 and June 30, 1999  . . . . . .       4

Condensed Consolidated Statements of Cash Flows for the six months
     ended June 30, 2000 and June 30, 1999 . . . . . . . . . . . . . .       5

Notes to Condensed Consolidated Financial Statements . . . . . . . . .       6-11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . .       12-22

Item 3.  Quantitative and Qualitative Disclosures About Market Risk  .       23


PART II - OTHER INFORMATION

Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . .        24

Item 4.  Submission of Matters to a Vote of Security Holders  . . . .        25

Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . .        25

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .        26

Signature Page  . . . . . . . . . . . . . . . . . . . . . . . . . . .        27


                                PART I - FINANCIAL INFORMATION
 Item 1.  FINANCIAL STATEMENTS.
                             INTRUSION.COM, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In thousands, except par value amounts)



                                                                                 June 30,          Dec 31,
                                                                                  2000              1999
                                                                              -----------        ----------
                                                                              (Unaudited)
                                      ASSETS
Current Assets:
  Cash and cash equivalents                                                   $   11,162         $   12,602
  Securities available for sale                                                        -             67,633
  Short-term investments                                                          34,180              6,100
  Accounts receivable, less of allowance of $1,103 in 2000
    and $1,171 in 1999 for doubtful accounts and returns                           6,224              5,404
  Inventories, net                                                                12,875              5,534
  Other assets                                                                     1,646              1,392
  Deferred tax asset                                                               3,805                  -
  Net current assets - discontinued operations                                     4,419              5,158
                                                                              ----------         ----------
Total current assets                                                              74,311            103,823
Property and equipment, net                                                        2,950              2,592
Long-term investments                                                             14,070              2,750
Intangible assets, net                                                             6,303              3,508
Other assets                                                                       1,520                684
Net noncurrent assets - discontinued operations                                    5,956              7,145
                                                                              ----------         ----------
TOTAL ASSETS                                                                  $  105,110         $  120,502
                                                                              ==========         ==========
                            LIABILITES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                                       $    8,491         $   11,901
  Deferred revenue                                                                 3,202              2,039
  Income taxes payable                                                             6,295                  -
  Deferred tax liability - current                                                     -             23,305
                                                                              ----------         ----------
Total current liabilities                                                         17,988             37,245
Deferred tax liability - noncurrent                                                1,571              1,669
Capital lease obligation                                                               9                 11
Stockholders' Equity:
  Preferred stock, $.01 par value, authorized
    shares - 5,000, no shares issued and outstanding                                   -                  -
  Common stock, $.01 par value, Authorized shares - 80,000,
    Issued shares - 19,702 in 2000 and 18,623 in 1999,
    Outstanding shares - 19,662 in 2000 and 18,583 in 1999                           197                186
  Common stock held in Treasury, at cost - 40 shares                                (362)              (362)
  Additional paid-in capital                                                      37,588             29,996
  Net unrealized gain on securities available for sale                                 -             44,083
  Retained earnings                                                               48,510              9,242
  Note receivable from stockholder                                                     -             (1,177)
  Foreign currency translation adjustment                                           (391)              (391)
                                                                              ----------         ----------
Total stockholders' equity                                                        85,542             81,577
                                                                              ----------         ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  105,110         $  120,502
                                                                              ==========         ==========


                                            See accompanying notes.
                                                      3

                                       INTRUSION.COM, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (In thousands, except per share amounts)
                                                   (Unaudited)



                                                     Three Months Ended                      Six Months Ended
                                                -----------------------------         -----------------------------
                                                  June 30,          June 30,           June 30,            June 30,
                                                   2000               1999               2000               1999
                                                ----------         ----------         ----------         ----------
Net Sales                                       $    5,123         $    2,953         $   12,119         $    3,376

Cost of sales                                        4,350              1,557              9,382              1,714
                                                ----------         ----------         ----------         ----------

Gross profit                                           773              1,396              2,737              1,662

Operating expenses:
 Sales and marketing                                 7,048              2,642             12,460              5,479
 Research and development                            3,445              1,863              6,404              3,386
 General and administrative                          1,580                413              2,795                845
 Amortization of intangibles                           153                111                305                241
                                                ----------         ----------         ----------         ----------

Operating loss                                     (11,453)            (3,633)           (19,227)            (8,289)

Interest income, net                                 1,220                211              1,628                461
Other income                                             -                  -             66,353                  -
                                                ----------         ----------         ----------         ----------

Income (loss) before income taxes                  (10,233)            (3,422)            48,754             (7,828)

Income tax (benefit) expense                        (3,206)                 -              9,397                  -
                                                ----------         ----------         ----------         ----------

Income (loss) from continuing
 operations                                         (7,027)            (3,422)            39,357             (7,828)
Income (loss) from discontinued
 operations, net of tax                                154              3,568                (89)             5,725
                                                ----------         ----------         ----------         ----------

Net income (loss)                               $   (6,873)        $      146         $   39,268         $   (2,103)
                                                ==========         ==========         ==========         ==========

Basic earnings (loss) per
 share, continuing operations                   $    (0.36)        $    (0.18)        $     2.06         $    (0.42)
                                                ==========         ==========         ==========         ==========
Diluted earnings (loss) per
 share, continuing operations                   $    (0.36)        $    (0.18)        $     1.93         $    (0.42)
                                                ==========         ==========         ==========         ==========

Basic earnings (loss) per  share                $    (0.35)        $     0.01         $     2.05         $    (0.11)
                                                ==========         ==========         ==========         ==========

Diluted earnings (loss) per share               $    (0.35)        $     0.01         $     1.93         $    (0.11)
                                                ==========         ==========         ==========         ==========
Weighted average common shares
 outstanding                                        19,497             18,550             19,117             18,540
                                                ==========         ==========         ==========         ==========
Weighted average shares outstanding
 assuming dilution                                  19,497             18,773             20,364             18,540
                                                ==========         ==========         ==========         ==========


                                            See accompanying notes.
                                                      4

                                   INTRUSION.COM, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (In thousands)
                                                (Unaudited)

                                                                                                Six Months Ended
                                                                                         -----------------------------
                                                                                          June 30,           June 30,
                                                                                            2000               1999
                                                                                         ----------         ----------
Operating Activities:
Net income (loss)                                                                        $  39,268          $  (2,103)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
  Gain on sale of available for sale security                                              (66,355)                --
  Depreciation and amortization                                                              2,509              1,755
  Deferred income tax (benefit) expense                                                     (3,065)               897
Changes in operating assets and liabilities:
  Accounts receivable                                                                         (819)            (6,234)
  Income taxes receivable                                                                       --              4,749
  Inventories                                                                               (6,602)             2,266
  Other assets                                                                                 (89)               (30)
  Accounts payable and accrued expenses                                                     (3,512)             1,858
  Income taxes payable                                                                       5,002                 --
  Deferred revenue                                                                           1,163             (1,039)
                                                                                         ----------         ----------
Net cash provided by (used in) operating activities                                        (32,500)             2,119
                                                                                         ----------         ----------
Investing Activities:
  Proceeds from sale of available for sale security                                         67,055                 --
  Acquisition of MimeStar, Inc.                                                             (4,000)                --
  Purchases of available for sale investments                                              (39,998)            (3,043)
  Maturities of available for sale investments                                                 598              1,000
  Purchases of property and equipment                                                       (1,373)              (409)
                                                                                         ----------         ----------
Net cash provided by (used in) investing activities                                         22,282             (2,452)
                                                                                         ----------         ----------
Financing Activities:
  Exercise of warrants and employee stock options                                            7,603                174
  Net repayment of capital lease                                                                (2)                (7)
  Payments on stockholder loan                                                               1,177                  5
                                                                                         ----------         ----------
Net cash provided by financing activities                                                    8,778                172
                                                                                         ----------         ----------
Effect of foreign currency translation adjustments
  on cash and cash equivalents                                                                  --                (25)
                                                                                         ----------         ----------
Net decrease in cash and cash equivalents                                                   (1,440)              (186)
Cash and cash equivalents at beginning of period                                            12,602             16,791
                                                                                         ----------         ----------
Cash and cash equivalents at end of period                                               $  11,162          $  16,605
                                                                                         ==========         ==========

                                              See accompanying notes

                      INTRUSION.COM, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
        ----------------------------------------------------------------

1. Description of Business

Intrusion.com, Inc. ("Intrusion.com", the "Company" or the "Registrant"), formerly ODS Networks, Inc. ("ODS"), develops, markets and supports a suite of security software and appliances to protect and secure critical information assets and to allow customers to create networks that are protected from access, theft and damage by unauthorized network users and protected from misuse by curious or disgruntled employees, contractors and other authorized users.

The Company was organized in Texas in September 1983 and reincorporated in Delaware in October 1995. On June 1, 2000, ODS Networks, Inc. changed its name to Intrusion.com, Inc. and its NASDAQ ticker symbol from ODSI to INTZ.

On April 17, 2000, the Company announced plans to sell, or otherwise dispose of, its networking divisions which includes its Essential Communications division and its local area networking assets. In accordance with this plan the Company will account for these businesses as discontinued operations until final disposition.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The December 31, 1999 balance sheet was derived from audited financial statements, but does not include all the disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The results of operations for the three and six month periods ending June 30, 2000 are not necessarily indicative of the results which may be achieved for the full fiscal year or for any future period. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999. Certain prior year information has been reclassified to conform with current year presentation.

3. Acquisition

On June 30, 2000, the Company acquired MimeStar, Inc. ("MimeStar"), a Virginia corporation. MimeStar developed an advanced, network based intrusion detection system called SecureNet Pro-TM-. The acquisition was affected by the merger of a wholly owned subsidiary of the Company ("Merger Sub") with and into MimeStar, pursuant to an Agreement and Plan of Merger, by and among the Company, MimeStar, the Merger Sub and the sole stockholder of MimeStar (the "Merger"). Pursuant to the Merger, the stockholder of MimeStar received $3 million in cash with an additional $1 million in cash and 95,969 shares of the Company's common stock (which was valued at approximately $1 million on the date of the Merger) placed in escrow payable to the stockholder of MimeStar in one year subject to indemnification and other performance conditions.

Transaction costs for this acquisition totaled approximately $100 thousand. The initial acquisition costs of $3.1 million were capitalized as purchased software and other intangibles on June 30, 2000 and will be amortized over seven years beginning in July 2000. Subject to the indemnification and other performance provisions of the escrow agreement, the remaining $2 million contingent purchase price will be capitalized as purchased software and other intangibles in June 2001 and will be amortized over six years beginning in July 2001.

4. Securities Available for Sale

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

5. Inventories (In thousands)

  Inventories consist of:



                                                          June 30,        December 31,
                                                           2000              1999
                                                       -----------       -------------
                                                       (Unaudited)
  Raw materials                                        $    1,828        $      410

  Work in progress                                          2,621               762

  Finished goods                                            3,351             3,478

  Demonstration systems                                     5,075               884

  Net inventory from discontinued
  operations                                                4,419             5,158
                                                       ----------        ----------
                                                       $   17,294        $   10,692
                                                       ==========        ==========


6. Goodwill and Intangibles (In thousands)

  Included in goodwill and intangibles are the following:



                                                          June 30,         December 31,
                                                           2000               1999
                                                       -----------        -------------
                                                       (Unaudited)
  CMDS purchased software                              $    4,136         $    4,136

  CMDS intangible asset                                       135                135

  MimeStar purchased software                               2,407                 --

  MimeStar intangible asset                                   693                 --
                                                       ----------         ----------
  Gross intangibles - continuing operations                 7,371         $    4,271

  Accumulated amortization                                 (1,068)              (763)
                                                       ----------         ----------
  Net intangibles - continuing operations                   6,303              3,508

  Net intangibles - discontinued operations                 4,389              5,515
                                                       ----------         ----------
                                                       $   10,692         $    9,023
                                                       ==========         ==========


7. Accounts Payable and Accrued Expenses (In thousands)

  Included in accounts payable and accrued expenses are the following:



                                              June 30,          December 31,
                                                2000                1999
                                            -----------        -------------
                                            (Unaudited)
  Trade accounts payable                     $    4,535        $    8,229

  Accrued sales commissions                         329               527

  Accrued incentive bonus                           350               108

  Accrued vacation                                  851               863

  Accrued property taxes                             78               222

  Accrued warranty expense                          475               475

  Other (individually less than 5%of
        current liabilities)                      1,873             1,477
                                             ----------        ----------
                                             $    8,491        $   11,901
                                             ==========        ==========


8. Income Taxes Payable

At December 31, 1999, the Company had federal net operating loss carryforwards of $15.8 million for income tax purposes that begin to expire in 2018, including federal net operating loss carryforwards of approximately $4.3 million subject to ownership change limitations under the Internal Revenue Code, as a result of the acquisition of Essential, which begin to expire in 2008. The Company also had $29.3 million of state net operating loss carryforwards. In addition, the Company had tentative minimum tax credit carryforward of approximately $0.4 million which may be carried forward indefinitely.

The gain realized from the sale of the Alteon stock during the quarter ended March 31, 2000 (see note 4) utilized $13.2 million of federal net operating loss carryforwards, which included approximately $1.8 million of the federal net operating loss carryforwards subject to certain limitations. In addition, the $0.4 million of tentative minimum tax credit was utilized as a result of the sale.

Accordingly, the Company reduced the valuation allowance related to its net deferred tax assets as a result of the gain realized from the sale of the Alteon stock. For the six months ended June 30, 2000, the decrease of the valuation allowance in the amount of $8.8 million resulted in a reduction to income tax expense for the six months ended June 30, 2000 and a reduction to goodwill (for approximately $0.6 million which is the portion of the Company's valuation allowance attributable to net operating losses acquired from Essential). The Company continues to carry a valuation allowance with respect to the state net operating loss carryforwards as well as for the remaining $2.6 million of federal net operating loss carryovers subject to limitation under I.R.C. Section 382.

9. Note Receivable from Stockholder

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

10. Earnings per Share (In thousands, except per share amounts)



                                                           Three Months Ended                     Six Months Ended
                                                     -----------------------------         ----------------------------
                                                        Jun 30,           Jun 30,            Jun 30,           Jun 30,
                                                         2000              1999                2000             1999
                                                     -----------       -----------         ----------       -----------
Numerator:
Net income (loss)                                    $   (6,873)       $      146          $   39,268       $   (2,103)
                                                     -----------       -----------         ----------       -----------
Numerator for basic and diluted
 Earnings per share                                  $   (6,873)       $      146          $   39,268       $   (2,103)
Income (loss) from continuing operations             $   (7,027)       $   (3,422)         $   39,357       $   (7,828)
                                                     -----------       -----------         ----------       -----------
Numerator for basic and diluted
 Earnings per share, continuing
 Operations                                          $   (7,027)       $   (3,422)        $   39,357       $   (7,828)
Denominator:
Denominator for basic earnings per
  Share - weighted average common shares
  Outstanding                                            19,497            18,550              19,117           18,540
Effect of dilutive securities:
  Stock options and warrants                                  -               223               1,247                -
                                                     -----------       -----------         ----------       -----------
Denominator for diluted earnings per
 Share - adjusted weighted average
 Common shares outstanding                               19,497            18,773              20,364           18,540
                                                     ===========       ===========         ==========       ===========
Basic earnings (loss) per share,
 Continuing operations                               $    (0.36)       $    (0.18)         $     2.06       $    (0.42)
                                                     ===========       ===========         ==========       ===========
Diluted earnings (loss) per share,
 Continuing operations                               $    (0.36)       $    (0.18)         $     1.93       $    (0.42)
                                                     ===========       ===========         ==========       ===========
Basic earnings (loss) per share                      $    (0.35)       $     0.01          $     2.05       $    (0.11)
                                                     ===========       ===========         ==========       ===========
Diluted earnings (loss) per share                    $    (0.35)       $     0.01          $     1.93       $    (0.11)
                                                     ===========       ===========         ==========       ===========


11. Increase in Shares Outstanding

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

One June 30, 2000, the Company issued, subject to certain conditions, an additional 95,969 shares of the Company's common stock as a part of the acquisition of MimeStar (see Note 3).

12. Comprehensive Income (In thousands)

The following table represents a statement of changes in stockholders' equity including comprehensive income disclosures:




                                                                      Note                           Other
                                        Common         Additional     from                           Compre-
                           Common       Stock -        Paid-In        Stock-        Retained         hensive
                           Stock        Treasury       Capital        holder        Earnings         Income             Total
                           -----        --------       -------        ------        --------         ------             -----
Beginning of year
 - Dec. 31, 1999           $186          $(362)        $29,996       $(1,177)       $ 9,242         $ 43,692          $ 81,577
Issuance of stock
 under stock option
 & purchase plans
 and warrants                11              -           7,592             -              -                -             7,603
Net income                    -              -               -             -         39,268(1)             -            39,268
Stockholder note
 repayments                   -              -               -         1,177              -                -             1,177
Unrealized (loss)
 from securities
 available for sale           -              -               -             -              -          (44,083)(1)       (44,083)
                           ----          -----         -------       -------        -------         --------          --------
End of Period -
  June 30, 2000            $197          $(362)        $37,588       $     -        $48,510         $   (391)         $ 85,542
                           ====          =====         =======       =======        =======         ========          ========



(1) Comprehensive loss for the six months ended June 30, 2000 was $4,815,000.

13. Discontinued Operations

In the second quarter of 2000, the Company discontinued its networking operations and accordingly has shown the networking operations as discontinued in the accompanying financial statements. Certain prior year information has been reclassified to conform with the current presentation. While the Company does not expect a significant gain or loss from this disposition, the Company cannot reasonably estimate the amount of the gain or loss. Such gain or loss, if any, will be realized in the quarter of final disposition.

The following represents a summary of assets classified as discontinued operations (In thousands):

  Discontinued assets consist of:



                                        June 30,      December 31,
                                          2000            1999
                                      -----------     ------------
                                      (Unaudited)
  Inventories, net                    $    4,419      $    5,158

  Property and equipment, net              1,566           1,629

  Intangible assets, net                   4,389           5,515

  Other                                        1               1
                                      ----------      ----------
                                      $   10,375      $   12,303
                                      ==========      ==========


The following represents a summary of net income (loss) from discontinued operations (In thousands):



                                              Three Months Ended               Six Months Ended
                                         --------------------------      ---------------------------
                                           June 30,        June 30,        June 30,         June 30,
                                             2000            1999            2000             1999
                                         ----------      ----------      ----------       ----------
Net Sales                                $   5,336       $  15,552       $   11,298       $  29,194
Cost of sales                                3,232           7,596            6,983          15,328
                                         ---------       ---------       ----------       ---------
Gross profit                                 2,104           7,956            4,315          13,866

Operating expenses                           1,911           4,388            4,453           8,139
                                         ---------       ---------       ----------       ---------
Operating (loss) profit                        193           3,568             (138)          5,727

Other, net                                       0               0                0              (2)
                                         ---------       ---------       ----------       ---------
Income (loss) before income taxes              193           3,568             (138)          5,725

Income tax (benefit) expense                    39               0              (49)              0
                                         ---------       ---------       ----------       ---------
Income (loss) from discontinued
  operations                             $     154       $   3,568       $      (89)      $   5,725
                                         =========       =========       ==========       =========


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

Overview

The Company develops, markets and supports a suite of network security software and appliances to protect and secure critical information assets and to allow customers to create networks that are protected from access, theft and damage by unauthorized network users and protected from misuse by curious or disgruntled employees, contractors and other authorized users. On June 1, 2000, the Company changed its name from ODS Networks, Inc. to Intrusion.com, Inc. and its NASDAQ ticker symbol from ODSI to INTZ to reflect the strategic direction of the Company as a provider of premier security management, intrusion detection, risk assessment, behavioral profiling and statistical analysis solutions to government and commercial customers worldwide. Also during the second quarter of 2000, the Company announced its plan to sell, or otherwise dispose of, its networking divisions which includes its Essential Communications division and its local area networking assets and began accounting for these networking divisions as discontinued operations. Given the Company's change in strategy, the Company's results of operations prior to 2000 do not necessarily reflect the Company's current business.

The following management's discussion and analysis of financial condition and results of operations pertains only to the Company's continuing operations unless otherwise disclosed. Certain prior year information has been reclassified to conform with the current presentation.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales. The period to period comparison of financial results is not necessarily indicative of future results.



                                                  Three Months Ended                   Six Months Ended
                                               --------------------------          --------------------------
                                               June 30,          June 30,          June 30,          June 30,
                                                 2000              1999              2000              1999
                                               --------          --------          --------          --------
Net Sales                                        100.0%            100.0%            100.0%            100.0%
Cost of sales                                     84.9              52.7              77.4              50.8
                                               --------          --------          --------          --------
Gross profit                                      15.1              47.3              22.6              49.2
Operating expenses:
  Sales and marketing                            137.6              89.4             102.8             162.3
  Research and development                        67.2              63.1              52.8             100.3
  General and administrative                      30.8              14.0              23.1              25.0
  Amortization of intangibles                      3.0               3.8               2.5               7.1
                                               --------          --------          --------          --------
Operating loss                                  (223.5)           (123.0)           (158.6)           (245.5)


Interest income, net                              23.8               7.1              13.4              13.7
Other income                                         -                 -             547.5                 -
                                               --------          --------          --------          --------
Income (loss) before income taxes               (199.7)           (115.9)            402.3            (231.8)

Income tax (benefit) expense                     (62.5)                -              77.5                 -
                                               --------          --------          --------          --------
Income (loss) from continuing
 operations                                     (137.2)           (115.9)            324.8            (231.8)
Income (loss) from discontinued
 operations, net of tax                            3.0             120.8              (0.8)            169.6
                                               --------          --------          --------          --------

Net income (loss)                               (134.2)              4.9             324.0             (62.2)
                                               ========          ========          ========          ========




                                                  Three Months Ended                   Six Months Ended
                                               --------------------------          --------------------------
                                               June 30,          June 30,          June 30,          June 30,
                                                 2000              1999              2000              1999
                                               --------          --------          --------          --------
Domestic sales                                    77.8%             86.4%             85.9%             82.6%
Export sales to:
  Europe                                           9.3               6.5               5.0               8.8
  Canada                                           9.0               0.0               4.2               0.2
  Asia                                             3.9               7.1               4.5               8.4
  Latin America                                    0.0               0.0               0.4               0.0
                                               --------          --------          --------          --------

Net sales                                        100.0%            100.0%            100.0%            100.0%
                                               ========          ========          ========          ========


Net Sales. Net sales for the quarter and six months ended June 30, 2000 increased to $5.1 million and $12.1 million, respectively, compared to $3.0 million and $3.4 million, respectively, for the same periods of 1999 as the Company continued to focus more on its security business and the security market continued to grow. Demand for the Company's security products is expected to continue to increase.

Export Sales. Export sales for the quarter and six months ended June 30, 2000 increased to $1.1 million and $1.7 million, respectively, compared to $0.4 million and $0.6 million, respectively, for the same periods of 1999 as the Company continued to focus more on its security business and the security market continued to grow. Though the Company expects increased sales from export sales going forward, such export sales may vary as a percentage of net sales in the future.

Concentration of Sales. Sales to iGov.com were 29.9% and 14.4% for the quarter and six months ended June 30, 2000, respectively, compared to 3.7% and 3.2% for the same periods of 1999. Sales to Motorola were 21.0% and 8.9% for the quarter and six months ended June 30, 2000, respectively, compared to 0.0% for the same periods of 1999. Sales to TRW Systems & Information Technology ("TRW") were 0.0% and 35.7% for the quarter and six months ended June 30, 2000, respectively, compared to 18.4% and 16.9% for the same periods of 1999. Direct net sales to various agencies of the U.S. Government were 13.6% and 5.8% of net sales during the quarter and six months ended June 30, 2000, respectively, compared to 0.0% of net sales for the same periods of 1999. In addition, a portion of the Company's sales to Igov.com, Motorola, TRW and other corporations were resold by those organizations to various agencies of the U.S. Government.

Gross Profit. Gross profit decreased to $0.8 million or 15.1% of net sales for the quarter ended June 30, 2000 compared to $1.4 million or 47.3% of net sales for the quarter ended June 30, 1999. For the six months ended June 30, 2000, gross profit increased to $2.7 million or 22.6% of net sales compared to $1.7 million or 49.2% of net sales. Gross profit margins as a percentage of net sales were negatively impacted during the three months and six months ended June 30, 2000 due primarily to low sales volume and the fixed cost of the manufacturing infrastructure relative to the size of the Company's security business and certain start-up costs related to the Company's new integrated network security solutions. Gross profit margins in future periods may be affected by several factors such as continued product transition, declining market demand for prior generation products, obsolescence or surplus of inventory, shifts in product mix, changes in channels of distribution, sales volume, fluctuation in manufacturing costs, pricing strategies of the Company and its competitors and fluctuations in sales of integrated third-party products. Gross profit margins are typically lower on sales of integrated third-party products.

Sales and Marketing. Sales and marketing expenses increased to $7.0 million or 137.6% of net sales for the quarter ended June 30, 2000 compared to $2.6 million or 89.4% of net sales for the quarter ended June 30, 1999. Sales and marketing expenses increased to $12.5 million or 102.8% of net sales for the six months ended June 30, 2000 compared to $5.5 million or 162.3% of net sales for the six months ended June 30, 1999. Sales and marketing expenses increased in the three and six month periods ended June 30, 2000 compared to the same periods of 1999 as the Company expanded its security sales and marketing force. It is expected that sales and marketing expenses will continue to increase each quarter throughout 2000, but may vary as a percentage of net sales in the future.

Research and Development. Research and development expenses increased to $3.4 million or 67.2% of net sales for the quarter ended June 30, 2000 compared to $1.9 million or 63.1% of net sales for the quarter ended June 30, 1999. Research and development expenses increased to $6.4 million or 52.8% of net sales for the six months ended June 30, 2000 compared to $3.4 million or 100.3% of net sales for the six months ended June 30, 1999. The Company's research and development costs are expensed in the period incurred. Research and development expenses increased in the three and six months ended June 30, 2000 compared to the same periods of 1999 as the Company continues to increase its research and development efforts on its security products. With the acquisition of MimeStar, Inc. on June 30, 2000, it is expected that research and development expenses will continue to increase each quarter throughout 2000, but may vary as a percentage of net sales in the future.

General and Administrative. General and administrative expenses increased to $1.6 million or 30.8% of net sales for the quarter ended June 30, 2000 compared to $0.4 million or 14.0% of net sales for the quarter ended June 30, 1999. General and administrative expenses increased to $2.8 million or 23.1% of net sales for the six months ended June 30, 2000 compared to $0.8 million or 25.0% of net sales for the six months ended June 30, 1999. General and administrative expenses increased in the three and six months ended June 30, 2000 as certain non-recurring expenses were incurred in the second quarter related to the renaming of the Company from ODS Networks, Inc. to Intrusion.com, Inc. and other related activities. General and administrative expense may vary as a percentage of net sales in the future.

Amortization. Amortization expenses remained relatively unchanged at $0.2 million or 3.0% of net sales for the quarter ended June 30, 2000 compared to $0.1 million or 3.8% of net sales for the quarter ended June 30, 1999. Amortization expenses remained relatively unchanged at $0.3 million or 2.5% of net sales for the six months ended June 30, 2000 compared to $0.2 million or 7.1% of net sales for the six months ended June 30, 1999. This amortization expense is primarily associated with the amortization of intangible assets related to the acquisition of certain assets and intellectual property from SAIC in the quarter ending September 30, 1998. On June 30, 2000, the Company acquired MimeStar, Inc. for $4 million in cash and 95,969 shares of the Company's common stock (see note 3). Transaction costs approximated $0.1 million. $1 million of cash and all the stock was placed in escrow payable to the stockholder of MimeStar in one year subject to indemnification and certain performance conditions. The initial acquisition cost of $3.1 million dollars was capitalized as purchased software and other intangibles on June 30, 2000 and will be amortized over seven years beginning in July 2000, which will increase amortization expense by approximately $0.1 million a quarter beginning with the third quarter of 2000. The remaining $2.0 million will be capitalized on June 30, 2001, subject to satisfaction of the indemnification and other performance conditions, and amortized over six years beginning in July 2001, which will increase amortization expense approximately $0.1 million a quarter beginning with the third quarter of 2001.

Interest. Net interest income increased to $1.2 million and $1.6 million, respectively, for the quarter and six months ended June 30, 2000 compared to $0.2 million and $0.5 million, respectively, for the same periods in 1999. Net interest income increased primarily due to the additional cash balance resulting from the sale of the Company's Alteon investment (see note 4) in March 2000. The Company expects net interest income to decline in the quarter ended September 30, 2000 compared to the quarter ended June 30, 2000 due to reduced cash balances primarily due to operating losses, a second quarter 2000 federal income tax payment of $6.2 million and $4 million paid for the acquisition of MimeStar. Net interest income may vary in the future based on the Company's cash flow and rate of return on investments.

Income Taxes. The Company's effective tax rate for the quarter ended June 30, 2000 was 31.3%, compared to zero for the quarter ended June 30, 1999. The Company's effective tax rate for the six months ended June 30, 2000 was 19.3% compared to zero for the six months ended June 30, 1999. The effective tax rate for the quarter ended June 30, 2000 varied from the U.S. statutory rate primarily due to the increase of the Company's valuation allowance in the amount of $0.3 million. The effective tax rate for the six months ended June 30, 2000 varied from the U.S. statutory rate primarily due to the reduction of the valuation allowance in the amount of $8.8 million. Without such changes to the valuation allowance, the Company's effective tax rate for the quarter and six months ended June 30, 2000 would have been 38%. On June 14, 2000 the Company made a federal tax deposit payment for the year ending December 31, 2000 in the amount of $6.2 million.

Earnings per Share. The Company's earnings per share is calculated in accordance with Financial Accounting Standards No. 128, "Earnings Per Share". This method requires calculation of both basic earnings per share and earnings per share, assuming dilution both for net income (loss) and income (loss) from continuing operations. Basic earnings per share excludes the dilutive effect of common stock equivalents such as stock options and warrants, while earnings per share, assuming dilution includes such dilutive effects. Future weighted-average shares outstanding calculations will be impacted by the following factors: (i) the ongoing issuance of common stock associated with stock options exercises; (ii) the issuance of common stock associated with the Company's employee stock purchase program or outstanding warrants; (iii) any fluctuations in the Company's stock price, which could cause changes in the number of common stock equivalents included in the earnings per share assuming dilution computation; (iv) the issuance of common stock to effect business combinations should the Company enter into such transactions; and (v) the repurchase of common stock by the Company should the Company acquire shares of its common stock under its stock repurchase program authorized in October, 1999.

Liquidity and Capital Resources

The Company's principal sources of liquidity at June 30, 2000 were $11.2 million of cash and cash equivalents, $34.2 million of short-term investments and $14.1 million of investments with a stated maturity beyond one year. As of June 30, 2000, working capital was $56.3 million compared to $66.6 million as of December 31, 1999.

Cash flows used in operations for the six months ended June 30, 2000 were $32.5 million, primarily due to an operating loss of $19.2 million and an increase in inventory. Inventories increased primarily due to the Company growing its security business. Future fluctuations in accounts receivable and inventory balances will be dependent upon several factors, including, but not limited to, quarterly sales, ability to collect accounts receivable timely, the Company's strategy as to building inventory in advance of receiving orders from customers, and the accuracy of the Company's forecasts of product demand and component requirements.

Cash provided by investing activities in the six months ended June 30, 2000 was $22.3 million, which consisted of net proceeds from the sale of the Alteon investment (see note 4) of $67.1 million offset by net purchases of available for sale securities of $39.4 million, $4.0 million used in the acquisition of MimeStar and equipment purchases of $1.4 million.

Cash provided by financing activities in the six months ended June 30, 2000 was $8.8 million, which consisted of $7.6 million for the issuance of common stock upon the exercise of employee stock options and warrants (see note 11) and $1.2 million for the repayment of a loan made to a stockholder (see note
9).

On March 2, 2000, the Company sold its investment of 770,745 shares of Alteon common stock for $87.00 per share, net of expenses, generating cash of approximately $67.1 million. The disposition of this stock generated a pre-tax gain of approximately $66.4 million (see note 4).

On October 14, 1999, the Company announced a Stock Repurchase Program under which up to 1.0 million shares of the Company's outstanding common stock may be acquired in the open market over a 12 month period at the discretion of management. To-date, the Company has repurchased 40,000 shares at an average price of $9.05 per share.

On June 30, 2000, the Company acquired MimeStar. Pursuant to the acquisition, the stockholder of MimeStar received $3 million in cash with an additional $1 million in cash and 95,969 shares of the Company's common stock placed in escrow payable to the stockholder of MimeStar in one year subject to indemnification and certain performance conditions (see note 3).

At June 30, 2000, the Company did not have any material commitments for capital expenditures.

During the six months ended June 30, 2000, the Company funded its operations through the use of cash and cash equivalents.

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

Plans for Dispositions. On April 17, 2000, the Company announced plans to sell, or otherwise dispose of, its networking division which includes its Essential division and its local area networking assets. The net assets held for sale of this division were $10.4 million as of June 30, 2000. There can be no assurance that the Company will be able to realize its net book value of these assets upon sale or disposition. Additionally, there are inherent problems associated with selling a substantial division which may adversely affect the continuing operations of the remaining company.

Acquisitions. Cisco Systems, Inc., Symantec Corp., Internet Security Systems, Inc. and other competitors have recently acquired several security companies with complementary technologies, and the Company anticipates that such acquisitions will continue in the future. These acquisitions may permit such competitors to accelerate the development and commercialization of broader product lines and more comprehensive solutions than the Company currently offers. In the past, the Company has relied upon a combination of internal product development and partnerships with other vendors to provide competitive solutions to customers. Certain of the recent and future acquisitions by the Company's competitors may have the effect of limiting the Company's access to commercially significant technologies. Further, the business combinations and acquisitions in the security industry are creating companies with larger market shares, customer bases, sales forces, product offerings and technology and marketing expertise. There can be no assurance that the Company will be able to compete successfully in such an environment.

On June 30, 2000, the Company acquired MimeStar, Inc., developer of SecureNet Pro-TM- a networked-based intrusion detection system. In September 1998, the Company completed an acquisition of certain assets of the Computer Misuse and Detection System ("CMDS") Division from Science Applications International Corporation ("SAIC"), a privately held company in San Diego, California. On September 30, 1999, the Company entered a technology licensing agreement with RSA Security, Inc. ("RSA") under which the Company is the exclusive licensee of RSA's Kane Security products in North America and Europe. The Company may, in the future, acquire or invest in additional companies, business units, product lines, or technologies to accelerate the development of products and sales channels complementary to the Company's existing products and sales channels.

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

Manufacturing and Suppliers. All of the materials used in the Company's products are purchased under contracts or purchase orders with third parties. While the Company believes that many of the materials used in the production of its products are generally readily available from a variety of sources, certain components such as microprocessors are available from one or a limited number of suppliers. The lead times for delivery of components vary significantly and exceed twelve weeks for certain components. If the Company should fail to forecast its requirements accurately for components, it may experience excess inventory or shortages of certain components which could have an adverse effect on the Company's business and operating results. Further, any interruption in the supply of any of these components, or the inability of the Company to procure these components from alternative sources at acceptable prices within a reasonable time, could have an adverse effect on the Company's business and operating results.

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

Intellectual Property and Licenses. There are many patents held by companies which relate to the design and manufacture of data security systems. Potential claims of infringement could be asserted by the holders of those patents. The Company could incur substantial costs in defending itself and its customers against any such claim regardless of the merits of such claims. In the event of a successful claim of infringement, the Company may be required to obtain one or more licenses from third parties. There can be no assurance that the Company could obtain the necessary licenses on reasonable terms, if at all.

Third-Party Products. The Company believes that it is beneficial to work with third parties with complementary technologies to broaden the appeal of the Company's network security products. These alliances allow the Company to provide integrated solutions to its customers, combining Intrusion.com developed technology with third-party products. As the Company also competes with these technology partners in certain segments of the market, there can be no assurance that the Company will have access to all of the third-party products which may be desirable or necessary in order to offer fully integrated solutions to Intrusion.com customers.

Dependence on Key Customers. A relatively small number of customers have accounted for a significant portion of the Company's revenue. U.S. government agencies and large system integrators are expected to continue to account for a substantial portion of the Company's net revenue. The Company continuously faces competition from Cisco Systems, Inc., Nokia Corporation, Network Associates, Inc., Bindview Development Corporation, Symantec Corp., Axent Technologies, Inc., Internet Security Systems, Inc. and others for U.S. government networking and security projects and corporate networking and security installations. Any reduction or delay in sales of the Company's products to these customers could have a material adverse effect on the Company's operating results.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange. The Company's revenue originating outside the U.S. in the quarters ended June 30, 2000, 1999 and 1998 were 22.2%, 13.6% and 20.3% of total revenues, respectively. Revenue originating outside the U.S. in the six months ended June 30, 2000, 1999 and 1998 were 14.1%, 17.5% and 45.2% of total revenues, respectively. International sales are made mostly from the Company's foreign sales subsidiaries in the local countries and are typically denominated in U.S. dollars. These subsidiaries incur most of their expenses in the local currency.

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

Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses of principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The Company's investment securities are held for purposes other than trading. Several investment securities have a maturity in excess of one year. The weighted-average interest rate on investment securities at June 30, 2000 was 5.8%. The fair value of investments held at June 30, 2000 approximate amortized cost.

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

                 On June 30, 2000, the Company acquired MimeStar, Inc. for $4 million in cash and 95,969 shares of the Company's common stock. This stock was placed in escrow payable to the stockholder of MimeStar in one year subject to indemnification and certain performance conditions.

                 During the quarter ended June 30, 2000, the Company issued approximately 92,593 shares of common stock to employees pursuant to exercises of stock options (with exercise prices ranging from $1.88 per share to $13.00 per share) under the Company's stock option plans. During the six months ended June 30, 2000, the Company issued approximately 221,110 shares of common stock to employees pursuant to exercises of stock options (with exercise prices ranging from $1.88 per share to $23.25 per share) under the Company's stock option plans. In addition, the Company issued approximately 11,492 shares of common stock at $4.89 per share to employees pursuant to purchases under the Company's employee stock purchase plans. These issuances were deemed exempt from registration under
                 Section 5 of the Securities Act in reliance on Rule 701 thereunder.

                 With respect to the common stock issued pursuant to the warrants, the recipient of securities represented their intention to acquire the securities issued to them for investment only and not with a view to, or for, sale in connection with any distribution thereof. In such case, appropriate restrictive transfer legends were affixed to share certificates issued.

Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                 The Annual Meeting of Stockholders was held on April 19, 2000 at the Holiday Inn Richardson Select in Richardson, Texas. The following is a brief description of each matter voted upon by stockholders, including number of votes cast for, against, or withheld with regard to each matter of nominee.

                 (1) Election of seven (7) directors to serve until the next Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.



                                                       FOR             WITHHELD
                                                    ----------         --------
                        G. Ward Paxton              17,501,433          69,950
                        J. Fred Bucy                17,501,833          69,550
                        T. Joe Head                 17,501,733          69,650
                        Donald M. Johnston          17,503,233          68,150
                        Timothy W. Kinnear          17,493,833          77,550
                        William A. Roper, Jr.       16,997,471         573,912
                        Douglas M. Schrier          17,502,733          68,650


                 (2) Approval of the amendment to the Company's 1995 Stock Option Plan as described in the Proxy Statement dated March 20, 2000.



                                       FOR            AGAINST           ABSTAIN
                                    ----------        -------           -------
                                    17,263,030        269,321            39,032


                 (3) Ratification and approval of selection by the Board of Directors of Ernst & Young LLP as independent auditors of the Registrant for the fiscal year ending December 31, 2000.


                                       FOR            AGAINST           ABSTAIN
                                    ----------        -------           -------
                                    17,493,341         53,775            24,267


Item 5.          OTHER INFORMATION.

                 Stockholder Proposals.

                 Stockholders may submit proposals on matters appropriate for stockholder action at subsequent annual meetings of the stockholders consistent with Rule 14a-8 promulgated under the Exchange Act. For such proposals to be considered for inclusion in the Proxy Statement and Proxy relating to the 2001 Annual Meeting of Stockholders, such proposals must be received by the Company no later than November 20, 2000. Such proposals should be directed to Intrusion.com, Inc., 1101 East Arapaho Road, Richardson, Texas 75081, Attention: Secretary (telephone: (972) 234-6400; telecopy: (972) 234-1467).

                 Pursuant to the new amendments to Rule 14a-4(c) of the Securities Exchange Act of 1934, as amended, if a stockholder who intends to present a proposal at the 2001 annual meeting of stockholders does not notify the Company of such proposal on or prior to February 3, 2001, then management proxies would be allowed to use their discretionary voting authority to vote on the proposal when the proposal is raised at the annual meeting, even though there is no discussion of the proposal in the 2001 proxy statement.


Item 6.          EXHIBITS AND REPORTS ON FORM 8-K.
                 (A.)  EXHIBITS.  The following exhibits are included herein:

                                   (27)  Financial Data Schedule

                 (B.)  FORM 8-K.

                                   (i) On June 7, 2000 the Company filed a
                                   Current Report on Form 8-K (Item 5) dated
                                   June 1, 2000 in order to report the
                                   Company's name change from ODS Networks, Inc. to Intrusion.com, Inc. effective from June 1, 2000.

                                   (ii) On July 12, 2000 the Company filed a
                                   Current Report on Form 8-K (Item 5) dated
                                   June 30, 2000 in order to report the June
                                   30, 2000 acquisition of MimeStar, Inc.
                                   ("MimeStar"), developer of SecureNet
                                   Pro-TM-, a network based intrusion
                                   detection system. Under the terms of the agreement, the sole stockholder of MimeStar received $3 million in cash with an additional $1 million in cash and 95,969 shares of the Company's common stock placed in escrow payable to the stockholder of MimeStar in one year subject to indemnification and other performance conditions.


                               S I G N A T U R E S




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         INTRUSION.COM, INC.

Date: August 11, 2000                      /s/ Jay R. Widdig
                                      --------------------------
                                             Jay R. Widdig
                                Vice President, Chief Financial Officer,
                                         Treasurer & Secretary
                               (Principal Financial & Accounting Officer)