Form 10-Q
period 2000-09-30
INTRUSION COM INC
filed 2000-11-03
CIK 736012

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                    FORM 10-Q
                             ----------------------

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

                                       OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________to_____________

                        Commission File Number 0-20191__

                               INTRUSION.COM, INC.
             (Exact name of Registrant as specified in its charter)

            Delaware                                          75-1911917
-------------------------------                            ----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

                 1101 East Arapaho Road, Richardson, Texas 75081
                 ------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (972) 234-6400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                   --------------------------------------------
                   (Former name, if changed since last report)

                               * * * * * * * * * *

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, on October 31, 2000 was 20,469,143.

--------------------------------------------------------------------------------

                               INTRUSION.COM, INC.

                                      INDEX

                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2000
     and December 31, 1999  . . . . . . . . . . . . . . . . . . . . .         3

Condensed Consolidated Statements of Operations for the three months
     and nine months ended September 30, 2000 and September 30, 1999.         4

Condensed Consolidated Statements of Cash Flows for the nine months
     ended September 30, 2000 and September 30, 1999  . . . . . . . .         5

Notes to Condensed Consolidated Financial Statements  . . . . . . . .      6-11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations  . . . . . . . . . . . . . . . . .     12-22

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          23


PART II - OTHER INFORMATION

Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . .        24

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .        25

Signature Page  . . . . . . . . . . . . . . . . . . . . . . . . . . .        26

                         PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS.
                      INTRUSION.COM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except par value amounts)

                                                                            Sept 30,         Dec 31,
                                            ASSETS                            2000            1999
                                                                          -----------      ---------
                                                                          (Unaudited)
 Current Assets:
   Cash and cash equivalents                                               $ 23,685        $ 12,602
   Securities available for sale                                                  -          67,633
   Short-term investments                                                    22,355           6,100
   Accounts receivable, less of allowance of $1,069 in 2000
     and $1,171 in 1999 for doubtful accounts and returns                     7,679           5,404
   Inventories, net                                                           9,160           5,534
   Other assets                                                               1,915           1,392
   Deferred tax asset                                                         3,905               -
   Net current assets - discontinued operations                               3,704           5,158
                                                                           ---------       ---------
 Total current assets                                                        72,403         103,823
 Property and equipment, net                                                  6,506           2,592
 Long-term investments                                                       11,071           2,750
 Intangible assets, net                                                       7,969           3,508
 Other assets                                                                   437             684
 Net noncurrent assets - discontinued operations                              5,646           7,145
                                                                           ---------       ---------
 TOTAL ASSETS                                                              $104,032        $120,502
                                                                           =========       =========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable and accrued expenses                                   $  9,426        $ 11,901
   Deferred revenue                                                           3,019           2,039
   Income taxes payable                                                       2,642               -
   Deferred tax liability - current                                               -          23,305
                                                                           ---------       ---------
 Total current liabilities                                                   15,087          37,245
 Deferred tax liability - noncurrent                                          1,752           1,669
 Capital lease obligation                                                         8              11
 Stockholders' Equity:
   Preferred stock, $.01 par value, authorized
     shares - 5,000, no shares issued and outstanding                             -               -
   Common stock, $.01 par value, authorized shares - 80,000,
     Issued shares - 20,508 in 2000 and 18,623 in 1999,
     Outstanding shares - 20,468 in 2000 and 18,583 in 1999                     205             186
   Common stock held in treasury, at cost - 40 shares                          (362)           (362)
   Additional paid-in capital                                                46,853          29,996
   Net unrealized gain on securities available for sale                           -          44,083
   Retained earnings                                                         40,958           9,242
   Note receivable from stockholder                                               -          (1,177)
   Foreign currency translation adjustment                                     (469)           (391)
                                                                           ---------       ---------
 Total stockholders' equity                                                  87,185          81,577
                                                                           ---------       ---------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $104,032        $120,502
                                                                           =========       =========

                             See accompanying notes.

                      INTRUSION.COM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                 Three Months Ended                 Nine Months Ended
                                                             --------------------------       -----------------------------
                                                             Sept 30,         Sept 30,         Sept 30,         Sept 30,
                                                               2000             1999             2000             1999
                                                            ---------         --------        ---------         --------
Net Sales                                                    $ 6,456          $ 1,192         $ 18,575           $ 4,567

Cost of sales                                                  5,046              548           14,428             2,262
                                                            ---------         --------        ---------          --------
Gross profit                                                   1,410              644            4,147             2,305

Operating expenses:
 Sales and marketing                                           7,571            3,303           20,033             8,782
 Research and development                                      3,488            2,141            9,892             5,527
 General and administrative                                    1,421              459            4,217             1,305
 Amortization of intangibles                                     334              153              640               394
                                                            ---------         --------        ---------          --------

Operating loss                                               (11,404)          (5,412)         (30,635)          (13,703)

Interest income, net                                             885              327            2,513               789
Other income                                                       8                _           66,361                 _
                                                            ---------         --------        ---------          --------

Income (loss) before income taxes                            (10,511)          (5,085)          38,239           (12,914)

Income tax (benefit) expense                                  (3,445)               _           5,952                  _
                                                            ---------         --------        ---------          --------

Income (loss) from continuing
 operations                                                   (7,066)          (5,085)          32,287           (12,914)
Income (loss) from discontinued
 operations, net of tax                                         (486)           1,228             (571)            6,954
                                                            ---------         --------        ----------         --------

Net income (loss)                                           $ (7,552)         $(3,857)        $ 31,716           $(5,960)
                                                            ==========        ==========      =========          ========

Basic earnings (loss) per
 share, continuing operations                               $  (0.36)         $ (0.27)        $   1.67           $ (0.70)
                                                            =========         ========        =========          ========
Diluted earnings (loss) per
 share, continuing operations                               $  (0.36)         $ (0.27)        $   1.58           $ (0.70)
                                                            =========         ========        =========          ========

Basic earnings (loss) per  share
                                                            $  (0.38)         $ (0.21)        $   1.64           $ (0.32)
                                                            =========         =========       =========          ========
Diluted earnings (loss) per share
                                                            $  (0.38)         $ (0.21)        $   1.56           $ (0.32)
                                                            =========         =========       =========          ========

Weighted average common shares
 outstanding                                                  19,778           18,577            19,339           18,557
                                                            =========         ========        =========          ========
Weighted average shares outstanding
 assuming dilution                                            19,778           18,577            20,374           18,557
                                                            =========         ========        =========          ========

                             See accompanying notes.

                    INTRUSION.COM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                               Nine Months Ended
                                                                       ---------------------------------
                                                                           Sept 30,          Sept 30,
                                                                            2000               1999
                                                                       -------------      --------------
Operating Activities:
Net income (loss)                                                      $  31,716          $ (5,960)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
  Gain on sale of available for sale security                            (66,355)                -
  Depreciation and amortization                                            3,433             2,662
  Deferred income tax (benefit) expense                                   (2,608)              897
Changes in operating assets and liabilities:
  Accounts receivable                                                     (2,275)              (40)
  Income taxes receivable                                                      -             4,749
  Inventories                                                             (2,172)            2,121
  Other assets                                                              (275)           (1,082)
  Accounts payable and accrued expenses                                   (2,576)              977
  Income taxes payable                                                       973                 -
  Deferred revenue                                                           980            (1,524)
                                                                       ----------         ---------
Net cash provided by (used in) operating activities                      (39,159)            2,800
                                                                       ----------         ---------

Investing Activities:
  Proceeds from sale of available for sale security                       67,055                 -
  Acquisition of MimeStar, Inc.                                           (4,000)                -
  Purchases of available for sale investments                            (50,979)          (11,142)
  Maturities of available for sale investments                            26,403             4,750
  Purchases of property and equipment                                     (5,209)             (676)
                                                                       ----------         ---------
Net cash provided by (used in) investing activities                       33,270            (7,068)
                                                                       ----------         ---------

Financing Activities:
  Exercise of warrants and employee stock options                         15,876               227
  Net repayment of capital lease                                              (3)               (7)
  Payments on stockholder loan                                             1,177                 9
                                                                       ----------         ---------
Net cash provided by financing activities                                 17,050               229
                                                                       ----------         ---------
Effect of foreign currency translation adjustments
  on cash and cash equivalents                                               (78)              (25)
                                                                       ----------         ---------

Net increase (decrease) in cash and cash equivalents                      11,083            (4,064)

Cash and cash equivalents at beginning of period                          12,602            16,791
                                                                       ----------         ---------
Cash and cash equivalents at end of period                             $  23,685          $ 12,727
                                                                       ==========         =========
                             See accompanying notes.

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

On April 17, 2000, the Company announced plans to sell, or otherwise dispose of, its networking divisions which includes its Essential Communications division and its local area networking assets. In accordance with this plan, the Company will account for these businesses as discontinued operations.

2.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The December 31, 1999 balance sheet was derived from audited financial statements, but does not include all the disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The results of operations for the three and nine month periods ending September 30, 2000 are not necessarily indicative of the results which may be achieved for the full fiscal year or for any future period. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999. Certain prior year information has been reclassified to conform with current year presentation.

3.   Acquisition

On June 30, 2000, the Company acquired MimeStar, Inc. ("MimeStar"), a Virginia corporation. MimeStar developed an advanced, network based intrusion detection system called SecureNet Pro-TM-. The acquisition was affected by the merger of a wholly owned subsidiary of the Company ("Merger Sub") with and into MimeStar, pursuant to an Agreement and Plan of Merger, by and among the Company, MimeStar, the Merger Sub and the sole stockholder of MimeStar (the "Merger"). Pursuant to the Merger, the stockholder of MimeStar received $3 million in cash with an additional $1 million in cash and 95,969 shares of the Company's common stock (which was valued at approximately $1 million on the date of the Merger) placed in escrow, payable to the stockholder of MimeStar within one year subject to indemnification and other conditions.

Transaction costs for this acquisition totaled approximately $100 thousand. The initial acquisition costs of $3.1 million were capitalized as purchased software and other intangibles on June 30, 2000 and will be amortized over seven years beginning in June 2000. The remaining $2 million contingent purchase price was capitalized as purchased software and other intangibles on July 1, 2000 and will also be amortized over seven years beginning on July 1, 2000.

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

5.   Inventories (In thousands)

Inventories consist of:

                                        Sept. 30,         December 31,
                                            2000               1999
                                        -----------      -------------
                                        (Unaudited)
  Raw materials                         $    814            $    410
  Work in progress                           786                 762
  Finished goods                           5,163               3,478
  Demonstration systems                    2,397                 884
                                       -----------         ------------
                                        $  9,160            $  5,534
                                       ===========         ============

6.   Goodwill and Intangibles (In thousands)

Included in goodwill and intangibles are the following:

                                                       Sept. 30,             December 31,
                                                         2000                    1999
                                                     ------------            ------------
                                                     (Unaudited)
  CMDS purchased software                             $  4,136                 $  4,136
  CMDS intangible asset                                    135                      135
  MimeStar goodwill                                        450                        -
  MimeStar purchased software                            3,610                        -
  MimeStar intangible asset                              1,040                        -
                                                     -----------            ------------
  Gross intangibles - continuing operations              9,371                   $4,271
  Accumulated amortization                              (1,402)                    (763)
                                                     -----------            ------------
  Net intangibles - continuing operations             $  7,969                 $  3,508
                                                      ==========            ============

7. Accounts Payable and Accrued Expenses (In thousands)

Included in accounts payable and accrued expenses are the following:

                                                       Sept. 30,          December 31,
                                                         2000                 1999
                                                     -------------        ---------------
                                                     (Unaudited)
  Trade accounts payable                                $  5,172               $  8,229
  Accrued sales commissions                                  293                    527
  Accrued incentive bonus                                    250                    108
  Accrued vacation                                           866                    863
  Accrued property taxes                                     117                    222
  Accrued warranty expense                                   475                    475
  Other (individually less than 5% of
         current liabilities)                              2,253                  1,477
                                                       -----------         --------------
                                                        $  9,426               $ 11,901
                                                       ===========         ==============

8.   Income Taxes Payable

At December 31, 1999, the Company had federal net operating loss carryforwards of $15.8 million for income tax purposes that begin to expire in 2018, including federal net operating loss carryfowards of approximately $4.3 million subject to ownership change limitations under the Internal Revenue Code, as a result of the acquisition of Essential, which begin to expire in 2008. The Company also had $29.3 million of state net operating loss carryfowards. In addition, the Company had a minimum tax credit carryforward of approximately $0.4 million.

The gain realized from the sale of the Alteon stock during the quarter ended March 31, 2000 (see note 4) utilized $13.2 million of federal net operating loss carryforwards, which included approximately $1.8 million of the federal net operating loss carryforwards subject to certain limitations. In addition, the $0.4 million of minimum tax credit was utilized as a result of the sale.

Accordingly, the Company reduced the valuation allowance related to its net deferred tax assets as a result of the gain realized from the sale of the Alteon stock. For the nine months ended September 30, 2000, the decrease of the valuation allowance in the amount of $9.2 million resulted in a reduction to income tax expense for the nine months ended September 30, 2000 and a reduction to goodwill (for approximately $0.6 million which is the portion of the Company's valuation allowance attributable to net operating losses acquired from Essential). The Company continues to carry a valuation allowance with respect to the state net operating loss carryforwards as well as for the remaining $2.6 million of federal net operating loss carryovers subject to limitation under I.R.C. Section 382.

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

10.  Earnings per Share (In thousands, except per share amounts)(Unaudited)

                                                      Three Months Ended               Nine Months Ended
                                                   -------------------------       --------------------------
                                                    Sept 30,        Sept 30,       Sept 30,         Sept 30,
                                                      2000            1999           2000             1999
                                                   ---------       ---------       --------         ---------
Numerator:
Net income (loss)                                  $ (7,552)       $(3,857)        $ 31,716         $ (5,960)
                                                   ---------       --------        --------         ---------
Numerator for basic and diluted
 Earnings per share                                $ (7,552)       $(3,857)        $ 31,716         $ (5,960)
Income (loss) from continuing operations           $ (7,066)       $(5,085)        $ 32,287         $(12,914)
                                                   ---------       --------        --------         ---------
Numerator for basic and diluted
 Earnings per share, continuing
 Operations                                        $ (7,066)       $(5,085)        $ 32,287         $(12,914)
Denominator:
Denominator for basic earnings per
  Share - weighted average common shares
  Outstanding                                        19,778         18,577           19,339           18,557
Effect of dilutive securities:
  Stock options and warrants                              -              -            1,035               -
                                                   ---------       --------        ---------        --------
Denominator for diluted earnings per
 Share - adjusted weighted average
 Common shares outstanding                           19,778         18,577           20,374          18,557
                                                   =========       ========        =========        ========
Basic earnings (loss) per share,
 Continuing operations                             $  (0.36)       $ (0.27)        $   1.67         $ (0.70)
                                                   =========       ========        =========        ========
Diluted earnings (loss) per share,
 Continuing operations                             $  (0.36)       $ (0.27)        $   1.58         $ (0.70)
                                                   =========       ========        =========        ========
Basic earnings (loss) per share                    $  (0.38)       $ (0.21)        $   1.64         $ (0.32)
                                                   =========       ========        =========        ========
Diluted earnings (loss) per share                  $  (0.38)       $ (0.21)        $   1.56         $ (0.32)
                                                   =========       ========        =========        ========

11.  Increase in Shares Outstanding

On September 22, 2000, SAIC Venture Capital Corporation ("SAIC VCC") exercised its second and final warrant to purchase 750,000 shares of the Company's common stock for $10.50 per share generating cash of $7,875,000. On March 23, 2000, SAIC VCC exercised its first warrant to purchase 750,000 shares of the Company's common stock for $8.00 per share generating cash of $6 million. The warrants were issued to SAIC VCC's parent, Science Applications International Corporation ("SAIC"), on September 25, 1998 in conjunction with the acquisition by the Company of Kane Secure Enterprise (formerly Computer Misuse Detection System) and certain other intellectual property from SAIC.

On June 30, 2000, the Company issued, subject to certain conditions, an additional 95,969 shares of the Company's common stock as a part of the acquisition of MimeStar (see Note 3).

12.  Comprehensive Income (In thousands)

The following table represents a statement of changes in stockholders' equity including comprehensive income disclosures:

                                                                            Note                       Other
                                            Common         Additional       from                       Compre-
                                Common      Stock -        Paid-In          Stock-        Retained     hensive
                                Stock       Treasury       Capital          holder        Earnings     income            Total
                                ------      --------       ----------       -------       --------     -------           -----
  Beginning of year
   - Dec. 31, 1999               $186         $(362)        $29,996         $(1,177)      $9,242       $43,692           $81,577
  Issuance of stock
   under stock option
   & purchase plans
   and warrants                    19             -          15,857               -            -             -            15,876
  Acquisition of Mimestar           -             -           1,000               -            -             -             1,000
  Net income                        -             -               -               -       31,716(1)          -            31,716
  Stockholder note
   repayments                       -             -               -           1,177            -             -             1,177
  Foreign currency
   Translation adj                  -             -               -               -            -           (78)(1)           (78)
  Unrealized (loss)
   from securities
   available for sale               -             -               -               -            -       (44,083)(1)       (44,083)
                                -----       --------       --------         -------       ------       --------          --------
  End of Period -
   September 30, 2000
  (unaudited)                    $205         $(362)        $46,853         $            $40,958       $  (469)          $87,185
                                 ====         ======        =======         ======       =======       ========          =======

(1) Comprehensive loss for the nine months ended September 30, 2000 was $12,445,000.

13.  Discontinued Operations

In the second quarter of 2000, the Company discontinued its networking operations and accordingly has shown the networking operations as discontinued in the accompanying financial statements. Certain prior year information has been reclassified to conform with the current presentation. While the Company does not expect a significant gain or loss from these dispositions, the Company cannot reasonably estimate the amount of the gain or loss. Such gain or loss, if any, will be realized in the quarter of final disposition.

The following represents a summary of assets classified as discontinued operations (In thousands):

Discontinued assets consist of:

                                              Sept. 30,           December 31,
                                                2000                 1999
                                             ------------         ------------
                                             (Unaudited)
  Inventories, net                             $  3,704             $  5,158
  Property and equipment, net                     1,483                1,629
  Intangible assets, net                          4,162                5,515
  Other                                               1                    1
                                              ----------          -----------
                                               $  9,350             $ 12,303
                                              ==========          ===========

The following represents a summary of net income (loss) from discontinued operations (In thousands)(Unaudited):

                                            Three Months Ended             Nine Months Ended
                                          -----------------------      -------------------------
                                          Sept 30,       Sept 30,       Sept 30,        Sept 30,
                                             2000          1999           2000           1999
                                          ---------      --------      ---------        --------
Net Sales                                 $  3,777       $ 11,991      $  15,075        $41,185
Cost of sales                                2,668          6,879          9,650         22,207
                                          ---------      --------      ---------        --------
Gross profit                                 1,109          5,112          5,425         18,978

Operating expenses                           1,651          3,889          6,101         12,028
                                          ---------      --------      ---------        --------
Operating profit (loss)                       (542)         1,223           (676)         6,950

Other, net                                       0              5              0              4
                                          ---------      --------      ---------        --------
Income (loss) before income taxes             (542)         1,228           (676)         6,954

Income tax (benefit) expense                   (56)             0           (105)             0
                                          ---------      --------      ----------       --------

Income (loss) from discontinued
  operations                              $   (486)      $  1,228      $    (571)       $ 6,954
                                          ==========     ========      ==========       ========

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

                                             Three Months Ended             Nine Months Ended
                                           -----------------------      -------------------------
                                           Sept 30,       Sept 30,       Sept 30,        Sept 30,
                                              2000          1999           2000           1999
                                           ---------      --------      ---------        --------
Net Sales                                     100.0%         100.0%        100.0%         100.0%
Cost of sales                                  78.2           46.0          77.7           49.5
                                           ---------      ---------     ---------       --------
Gross profit                                   21.8           54.0          22.3           50.5
Operating expenses:
  Sales and marketing                         117.3          277.1         107.8          192.3
  Research and development                     54.0          179.6          53.3          121.0
  General and administrative                   22.0           38.5          22.7           28.6
  Amortization of intangibles                   5.2           12.8           3.4            8.6
                                           ---------      ---------     ---------       --------
Operating loss                               (176.7)        (454.0)       (164.9)        (300.0)

Interest income, net                           13.7           27.4          13.5           17.3
Other income                                    0.1              -         357.3              -
                                           ---------      ---------     ---------       --------
Income (loss) before income taxes            (162.9)        (426.6)        205.9         (282.7)

Income tax (benefit) expense                  (53.4)             -          32.0              -
                                           ---------      ---------     ---------       --------

Income (loss) from continuing
 operations                                  (109.5)        (426.6)        173.9         (282.7)
Income (loss) from discontinued
 operations, net of tax                        (7.5)         103.0          (3.1)         152.3
                                           ----------     ---------     ---------       --------

Net income (loss)                            (117.0)        (323.6)        170.8         (130.4)
                                           ==========     ==========    =========       ========
                                            Three Months Ended             Nine Months Ended
                                          -----------------------      -------------------------
                                          Sept 30,       Sept 30,       Sept 30,        Sept 30,
                                             2000          1999           2000           1999
                                          ---------      --------      ---------        --------
Domestic sales                                 73.2%           88.7%        81.5%          84.2%
Export sales to:
  Europe                                        8.1             8.8          6.0            8.8
  Canada                                        0.6             0.0          3.0            0.1
  Asia                                         14.0             2.5          7.8            6.9
  Latin America                                 4.1             0.0          1.7            0.0
                                           ---------       ---------    ---------       --------
Net sales                                     100.0%          100.0%       100.0%         100.0%
                                           =========       =========    =========       ========

Net Sales. Net sales for the quarter and nine months ended September 30, 2000 increased to $6.5 million and $18.6 million, respectively, compared to $1.2 million and $4.6 million, respectively, for the same periods of 1999 as the Company continued to focus more on its security business and the security market continued to grow.

Export Sales. Export sales for the quarter and nine months ended September 30, 2000 increased to $1.7 million and $3.4 million, respectively, compared to $0.1 million and $0.7 million, respectively, for the same periods of 1999 as the Company continued to focus more on its security business and the security market continued to grow. Though the Company expects increased sales from export sales going forward, such export sales may vary as a percentage of net sales in the future.

Concentration of Sales. Sales to iGov.com were 17.5% and 15.5% for the quarter and nine months ended September 30, 2000, respectively, compared to 24.7% and 8.8% for the same periods of 1999. Sales to TRW Systems & Information Technology ("TRW") were 10.6% and 27.0% for the quarter and nine months ended September 30, 2000, respectively, compared to 4.0% and 12.9% for the same periods of 1999. Sales to Lockheed Martin were 12.8% and 4.5% for the quarter and nine months ended September 30, 2000, respectively, compared to 1.3% and 0.3% for the same periods of 1999. Sales to SecureGate Limited were 11.5% and 4.0% for the quarter and nine months ended September 30, 2000, respectively, compared to 0.0% for the same periods of 1999. Sales to Science Applications International Corporation ("SAIC") were 3.3% and 4.2% for the quarter and nine months ended September 30, 2000, respectively, compared to
14.3 and 3.7% for the same periods of 1999. Sales to AT&T Corp. ("AT&T") were 0.0% for the quarter and nine months ended September 30, 2000, respectively, compared to 11.8 and 6.3% for the same periods of 1999. Direct net sales to various agencies of the U.S. Government were 5.5% and 5.7% of net sales during the quarter and nine months ended September 30, 2000, respectively, compared to 11.2% and 2.9% of net sales for the same periods of 1999. In addition, a portion of the Company's sales to iGov.com, TRW, Lockheed Martin, SAIC and other corporations were resold by those organizations to various agencies of the U.S. Government.

Gross Profit. Gross profit increased to $1.4 million or 21.8% of net sales for the quarter ended September 30, 2000 compared to $0.6 million or 54.0% of net sales for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, gross profit increased to $4.1 million or 22.3% of net sales compared to $2.3 million or 50.5% of net sales for the same period of 1999. Gross profit margins as a percentage of net sales were negatively impacted during the three months and nine months ended September 30, 2000 due primarily to the amount of the Company's fixed costs of its manufacturing infrastructure compared to the sales volume generated in these periods and a product mix that consisted primarily of security appliance products. Gross profit margins in future periods may be affected by several factors such as continued product transition, declining market demand for prior generation products, obsolescence or surplus of inventory, shifts in product mix, changes in channels of distribution, sales volume, fluctuation in manufacturing costs, pricing strategies of the Company and its competitors and fluctuations in sales of integrated third-party products. Gross profit margins are typically lower on sales of integrated third-party products.

Sales and Marketing. Sales and marketing expenses increased to $7.6 million or 117.2% of net sales for the quarter ended September 30, 2000 compared to $3.3 million or 277.1% of net sales for the quarter ended September 30, 1999. Sales and marketing expenses increased to $20.0 million or 107.8% of net sales for the nine months ended September 30, 2000 compared to $8.8 million or 192.3% of net sales for the nine months ended September 30, 1999. Sales and marketing expenses increased in the three and nine month periods ended September 30, 2000 compared to the same periods of 1999 as the Company expanded its security sales and marketing force. It is expected that sales and marketing expenses will continue to increase each quarter throughout 2000 and 2001, but may vary as a percentage of net sales in the future.

Research and Development. Research and development expenses increased to $3.5 million or 54.0% of net sales for the quarter ended September 30, 2000 compared to $2.1 million or 179.6% of net sales for the quarter ended September 30, 1999. Research and development expenses increased to $9.9 million or 53.3% of net sales for the nine months ended September 30, 2000 compared to $5.5 million or 121.0% of net sales for the nine months ended September 30, 1999. The Company's research and development costs are expensed in the period incurred. Research and development expenses increased in the three and nine months ended September 30, 2000 compared to the same periods of 1999 as the Company continues to increase its research and development efforts on its security products. It is expected that research and development expenses will continue to increase each quarter throughout 2000 and 2001, but may vary as a percentage of net sales in the future.

General and Administrative. General and administrative expenses increased to $1.4 million or 22.0% of net sales for the quarter ended September 30, 2000 compared to $0.5 million or 38.7% of net sales for the quarter ended September 30, 1999. General and administrative expenses increased to $4.2 million or 22.7% of net sales for the nine months ended September 30, 2000 compared to $1.3 million or 28.6% of net sales for the nine months ended September 30, 1999. General and administrative expenses decreased in the third quarter of 2000 when compared to the second quarter of 2000 or $1.4 million in the three months ended September 30, 2000 compared to $1.6 million in the three months ended June 30, 2000, as certain non-recurring expenses were incurred in the second quarter of 2000 related to the renaming of the Company from ODS Networks, Inc. to Intrusion.com, Inc. and other related activities. General and administrative expense may vary as a percentage of net sales in the future.

Amortization. Amortization expenses increased to $0.3 million or 5.2% of net sales for the quarter ended September 30, 2000 compared to $0.2 million or 12.8% of net sales for the quarter ended September 30, 1999. Amortization expenses increased to $0.6 million or 3.4% of net sales for the nine months ended September 30, 2000 compared to $0.4 million or 8.6% of net sales for the nine months ended September 30, 1999. Amortization expenses increased in the three and nine month periods ended September 30, 2000 compared to the same periods in 1999 primarily as a result of amortization of the acquisition costs incurred with the Company's purchase of MimeStar. This amortization expense in total is associated with the amortization of intangible assets related to the acquisition of certain assets and intellectual property from SAIC in the quarter ending September 30, 1998 and the June 30, 2000 acquisition of MimeStar. The Company acquired MimeStar for $4 million in cash and 95,969 shares of the Company's common stock (see note 3). Transaction costs approximated $0.1 million.

$1 million of cash and all the stock was placed in escrow, payable to the stockholder of MimeStar within one year subject to indemnification and certain conditions. The initial acquisition cost of $3.1 million dollars was capitalized as purchased software and other intangibles on June 30, 2000 and will be amortized over seven years beginning in June 2000. The remaining $2 million contingent purchase price was capitalized as purchased software and other intangibles on July 1, 2000 and will also be amortized over seven years beginning on July 1, 2000. The combined $5.1 million purchase price increased amortization expense by approximately $0.2 million a quarter beginning with the third quarter of 2000.

Interest. Net interest income increased to $0.9 million and $2.5 million, respectively, for the quarter and nine months ended September 30, 2000 compared to $0.3 million and $0.8 million, respectively, for the same periods in 1999. Net interest income increased primarily due to the additional cash balance resulting from the sale of the Company's Alteon investment (see note
4) in March 2000. The Company expects net interest income to decline in the quarter ended December 31, 2000 compared to the quarter ended September 30, 2000 due to reduced cash balances resulting from operating losses. Net interest income may vary in the future based on the Company's cash flow and rate of return on investments.

Income Taxes. The Company's effective tax rate for the quarter ended September 30, 2000 was 32.8%, compared to zero for the quarter ended September 30, 1999. The Company's effective rate for the nine months ended September 30, 2000 was 15.6% compared to zero for the nine months ended September 30, 1999. The effective tax rate for the nine months ended September 30, 2000 varied from the U.S. statutory rate primarily due to the reduction in the valuation allowance in the amount of $9.2 million. Without such changes to the valuation allowance, the Company's effective tax rate for the quarter and nine months ended September 30, 2000 would have been 38%. On June 14, 2000, the Company made a federal tax deposit payment for the year ending December 31, 2000 in the amount of $6.2 million.

Earnings per Share. The Company's earnings per share is calculated in accordance with Financial Accounting Standards No. 128, "Earnings Per Share". This method requires calculation of both basic earnings per share and earnings per share, assuming dilution both for net income (loss) and income
(loss) from continuing operations. Basic earnings per share excludes the dilutive effect of common stock equivalents such as stock options and warrants, while earnings per share, assuming dilution includes such dilutive effects. Future weighted-average shares outstanding calculations will be impacted by the following factors: (i) the ongoing issuance of common stock associated with stock option exercises; (ii) the issuance of common stock associated with the Company's employee stock purchase program; (iii) any fluctuations in the Company's stock price, which could cause changes in the number of common stock equivalents included in the earnings per share assuming dilution computation; and (iv) the issuance of common stock to effect business combinations should the Company enter into such transactions.

Liquidity and Capital Resources

The Company's principal sources of liquidity at September 30, 2000 were $23.7 million of cash and cash equivalents, $22.4 million of short-term investments and $11.1 million of investments with a stated maturity beyond one year. As of September 30, 2000, excluding discontinued operations, working capital was $53.6 million compared to $61.4 million as of December 31, 1999.

Cash flows used in operations for the nine months ended September 30, 2000 were $39.2 million, primarily due to an operating loss of $30.6 million, an increase in inventory and accounts receivable and a decrease in accounts payable and accrued expenses. Inventories increased primarily due to the Company's growth in the security business. Accounts receivable increased as the sales of the Company's security revenue increased. Future fluctuations in accounts receivable and inventory balances will be dependent upon several factors, including, but not limited to, quarterly sales, ability to collect accounts receivable timely, the Company's strategy in building inventory in advance of receiving orders from customers, and the accuracy of the Company's forecasts of product demand and component requirements.

Cash provided by investing activities in the nine months ended September 30, 2000 was $33.3 million, which consisted of net proceeds from the sale of the Alteon investment (see note 4) of $67.1 million offset by net purchases of available for sale securities of $24.6 million, $4.0 million used in the acquisition of MimeStar and equipment purchases of $5.2 million.

Cash provided by financing activities in the nine months ended September 30, 2000 was $17.1 million, which consisted of $15.9 million for the issuance of common stock upon the exercise of employee stock options and warrants (see note 11) and $1.2 million for the repayment of a loan made to a stockholder (see note 9).

On March 2, 2000, the Company sold its investment of 770,745 shares of Alteon common stock for $87.00 per share, net of expenses, generating cash of approximately $67.1 million. The disposition of this stock generated a pre-tax gain of approximately $66.4 million (see note 4).

On October 14, 1999, the Company announced a Stock Repurchase Program under which up to 1.0 million shares of the Company's outstanding common stock may be acquired in the open market over a 12 month period at the discretion of management. During the program's duration, the Company repurchased 40,000 shares at an average price of $9.05 per share. The program expired on October 14, 2000.

On June 30, 2000, the Company acquired MimeStar. Pursuant to the acquisition, the stockholder of MimeStar received $3 million in cash with an additional $1 million in cash and 95,969 shares of the Company's common stock placed in escrow, payable to the stockholder of MimeStar within one year subject to indemnification and certain other conditions (see note 3).

On September 22, 2000, SAIC Venture Capital Corporation ("SAIC VCC") exercised its second and final warrant to purchase 750,000 shares of the Company's common stock for $10.50 per share generating cash of $7,875,000. On March 23, 2000, SAIC VCC exercised its first warrant to purchase 750,000 shares of the Company's common stock for $8.00 per share generating cash of $6 million. The warrants were issued to SAIC VCC's parent, Science Applications International Corporation ("SAIC"), on September 25, 1998 in conjunction with the acquisition by the Company of Kane Secure Enterprise (formerly Computer Misuse Detection System) and certain other intellectual property from SAIC.

At September 30, 2000, the Company did not have any material commitments for capital expenditures.

During the nine months ended September 30, 2000, the Company funded its operations through the use of cash and cash equivalents.

The Company believes that its cash, cash equivalents, investment balances and potential cash flow from operations will provide sufficient cash resources to finance its operations and currently projected capital expenditures through 2000 and 2001. However, there can be no assurance that the Company's cash resources will be sufficient for the year 2001 and beyond.

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

Factors That May Affect Future Results of Operations

Numerous factors may affect the Company's business and future results of operations. These factors include, but are not limited to, technological changes, competition and market acceptance, acquisitions, product transitions, linearity of orders, manufacturing and suppliers, reliance on outsourcing vendors and other partners, intellectual property and licenses, third-party products, dependence on key customers, international operations and intellectual property issues. The discussion below addresses some of these and other factors. For a more thorough discussion of these and other factors that may affect the Company's business and future results, see the discussion under the caption "Factors That May Affect Future Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

Market Acceptance. The Company is pursuing a strategy to increase the percentage of its revenue generated through indirect sales channels including distributors, value added resellers, system integrators, managed service providers, original equipment manufacturers and security service providers. There can be no assurance that the Company's products will gain market acceptance in these indirect sales channels. Further, competition among security companies to sell products through these indirect sales channels could result in significant price competition and reduced profit margins.

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

Plans for Dispositions. On April 17, 2000, the Company announced plans to sell, or otherwise dispose of, the assets of its networking division which includes its Essential division and its local area networking assets. The net assets held for sale of this division were $9.4 million as of September 30, 2000. There can be no assurance that the Company will be able to realize its net book value of these assets upon sale or disposition. Additionally, there are inherent problems associated with selling a substantial division which may adversely affect the continuing operations of the remaining company.

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

On July, 11, 2000, the Company announced a manufacturing alliance with Assured Industries, Inc. ("Assured") where Assured provides prototyping, pilot run and manufacturing services to the Company. The Company previously handled these functions in-house. While contract manufacturing and outsourcing of related activities is a strategy of the Company to reduce manufacturing costs, there can be no assurance that this strategy will be successful.

The Company's operational strategy relies on outsourcing of product assembly and certain other operations. There can be no assurance that the Company will effectively manage its third-party contractors or that these contractors will meet the Company's future requirements for timely delivery of products of sufficient quality and quantity. Further, the Company intends to introduce a number of new products and product enhancements in the quarter ending December 31, 2000 and 2001 which will require that the Company rapidly achieve volume production of those new products by coordinating its efforts with those of its suppliers and contractors. The inability of the third-party contractors to provide the Company with adequate supplies of high-quality products could cause a delay in the Company's ability to fulfill orders and could have an adverse effect on the Company's business, operating results and financial condition.

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

Dependence on Key Customers. A relatively small number of customers have accounted for a significant portion of the Company's revenue. U.S. government agencies and large system integrators are expected to continue to account for a substantial portion of the Company's net revenue. The Company continuously faces competition from Internet Security Systems, Inc., Cisco Systems, Inc., Nokia Corporation, Network Associates, Inc., Bindview Development Corporation, Symantec Corp., Axent Technologies, Inc. and others for U.S. government networking and security projects and corporate networking and security installations. Any reduction or delay in sales of the Company's products to these customers could have a material adverse effect on the Company's operating results.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange. The Company's revenue originating outside the U.S. in the quarters ended September 30, 2000, 1999 and 1998 were 26.8%, 11.3% and 19.3% of total revenues, respectively. Revenue originating outside the U.S. in the nine months ended September 30, 2000, 1999 and 1998 were 18.5%, 15.8% and 28.9% of total revenues, respectively. International sales are made mostly from the Company's foreign sales subsidiaries in the local countries and are typically denominated in U.S. dollars. These subsidiaries incur most of their expenses in the local currency.

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

Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses of principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The Company's investment securities are held for purposes other than trading. Several investment securities have a maturity in excess of one year. The weighted-average interest rate on investment securities at September 30, 2000 was 5.9%. The fair value of investments held at September 30, 2000 approximate amortized cost.

                           PART II - OTHER INFORMATION

Item 2.   CHANGES IN SECURITIES.
          On September 22, 2000, the Company issued 750,000 shares of its common stock in connection with the exercise of a warrant, by SAIC Venture Capital Corporation ("SAIC VCC"), at an exercise price of $10.50 per share. On March 23, 2000, the Company issued 750,000 shares of its common stock in connection with the exercise of a warrant, by SAIC VCC, at an exercise price of $8.00 per share. The warrants were originally issued to SAIC VCC's parent corporation, Science Applications International Corporation, on September 25, 1998. The shares of common stock issued to SAIC VCC were issued pursuant to a Section 4(2) exemption from the registration requirements of Section 5 of the Securities Act.

          On June 30, 2000, the Company acquired MimeStar, Inc. for $4 million in cash and 95,969 shares of the Company's common stock. This stock was placed in escrow, payable to the stockholder of MimeStar within one year subject to indemnification and certain performance conditions.

          During the quarter ended September 30, 2000, the Company issued approximately 36,336 shares of common stock to employees pursuant to exercises of stock options (with exercise prices ranging from $2.50 per share to $8.38 per share) under the Company's stock option plans. During the nine months ended September 30, 2000, the Company issued approximately 257,446 shares of common stock to employees pursuant to exercises of stock options (with exercise prices ranging from $1.88 per share to $23.25 per share) under the Company's stock option plans. In addition, the Company issued approximately 20,213 shares of common stock during the quarter ended September 30, 2000 at a price of $8.45 per share to employees pursuant to purchases under the Company's employee stock purchase plan. During the nine months ended September 30, 2000, the Company issued approximately 31,705 shares of common stock to employees pursuant to purchases under the Company's employee stock purchase plan (with purchase prices ranging from $4.89 per share to $8.45 per share). These issuances were deemed exempt from registration under Section 5 of the Securities Act in reliance on Rule 701 thereunder.

          With respect to the common stock issued pursuant to the warrants, the recipient of securities represented their intention to acquire the securities issued to them for investment only and not with a view to, or for, sale in connection with any distribution thereof. In such cases, appropriate restrictive transfer legends were affixed to the share certificates issued.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (A.) EXHIBITS. The following exhibits are included herein:
                            (27) Financial Data Schedule

          (B.) FORM 8-K.
                            (i) On July 12, 2000, the Company filed a Current Report on Form 8-K (Item 5) dated June 30, 2000 in order to report the June 30, 2000 acquisition of MimeStar, Inc. ("MimeStar"), developer of SecureNet Pro-TM-, a network based intrusion detection system. Under the terms of the agreement, the sole stockholder of MimeStar received $3 million in cash with an additional $1 million in cash and 95,969 shares of the Company's common stock placed in escrow, payable to the stockholder of MimeStar within one year subject to indemnification and certain other conditions.

                            (ii) On September 29, 2000, the Company filed a Current Report on Form 8-K (Item 5) dated September 22, 2000 in order to report the exercise of 750,000 warrants of the Company's common stock by SAIC Venture Capital Corporation ("SAIC VCC") for $10.50 per share generating cash of approximately $7.9 million. The warrant was issued to SAIC VCC's parent, Science Applications International Corporation ("SAIC"), on September 25, 1998 in conjunction with the acquisition by the Company of Kane Secure Enterprise (formerly Computer Misuse Detection System) and certain other intellectual property from SAIC.

                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               INTRUSION.COM, INC.


Date: November 3, 2000             /s/ JAY R. WIDDIG
                                ----------------------------
                                      Jay R. Widdig
                         Vice President, Chief Financial Officer,
                                  Treasurer & Secretary
                        (Principal Financial & Accounting Officer)