Form 10-K405
period 2000-12-31
INTRUSION COM INC
filed 2001-03-21
CIK 736012

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-20191

                            ------------------------

                              INTRUSION.COM, INC.

             (Exact name of registrant as specified in its charter)

                DELAWARE                                     75-1911917
        (State of incorporation)                 (IRS Employer Identification No.)

         1101 EAST ARAPAHO ROAD                                75081
           RICHARDSON, TEXAS                                 (zip code)
(Address of principal executive offices)

      (Registrant's telephone number, including area code): (972) 234-6400

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $0.01 PAR VALUE
                                (Title of class)

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of February 27, 2001, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $59,862,086 (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of Registrant's Common Stock). As of February 27, 2001, 20,529,894 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive Proxy Statement filed in connection with the Registrant's 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              INTRUSION.COM, INC.
                                     INDEX

                                                                                        PAGE
                                                                                      --------
PART I
Item 1.                 Business....................................................      3
Item 2.                 Properties..................................................     14
Item 3.                 Legal Proceedings...........................................     14
Item 4.                 Submission of Matters to a Vote of Security Holders.........     14

PART II
Item 5.                 Market for Registrant's Common Equity and Related
                          Stockholder Matters.......................................     14
Item 6.                 Selected Financial Data.....................................     15
Item 7.                 Management's Discussion and Analysis of Financial Condition      16
                          And Results of Operations.................................
Item 7A.                Quantitative and Qualitative Disclosures About Market
                          Risk......................................................     21
Item 8.                 Financial Statements and Supplementary Data.................     21
Item 9.                 Changes in and Disagreements with Accountants on Accounting      21
                          and Financial Disclosure..................................

PART III
Item 10.                Directors and Executive Officers of the Registrant..........     22
Item 11.                Executive Compensation......................................     22
Item 12.                Security Ownership of Certain Beneficial Owners and
                          Management................................................     22
Item 13.                Certain Relationships and Related Transactions..............     22

PART IV
Item 14.                Exhibits, Financial Statement Schedules, and Reports on Form
                          8-K.......................................................     22

Signatures              ............................................................     24

                                     PART I

ITEM 1.  BUSINESS.

    In addition to the historical information contained herein, the discussion in this Form 10-K contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements concerning: growth and anticipated operating results, developments in Intrusion.com's markets and strategic focus; new products and product enhancements; potential acquisitions and the integration of acquired businesses, products and technologies; strategic relationships and future economic and business conditions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Form 10-K. Intrusion.com's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the section captioned "Factors That May Affect Future Results of Operations" in Item 1 of this Form 10-K as well as those cautionary statements and other factors set forth elsewhere herein.

GENERAL

    We develop, market and support a family of security software and appliances that address vital security issues facing organizations deploying business applications over the Internet or internally via Intranets. We currently provide e-security solutions including intrusion detection systems, security assessment systems, virtual private network appliances and firewall appliances.

    We market and distribute our products through a direct sales force to end-users, distributors and by numerous domestic and international system integrators, service providers and value-added resellers. Our end-user customers include high-technology, manufacturing, telecommunications, retail, transportation, health care, insurance, entertainment, utilities and energy companies, government agencies, financial institutions, and academic institutions.

    Our company was organized in Texas in September 1983 and reincorporated in Delaware in October 1995. For more than 15 years, we provided local area networking equipment and were known as Optical Data Systems or ODS Networks. On April 17, 2000, we announced plans to sell, or otherwise dispose of, our networking divisions which include our Essential Communications division and our local area networking assets. In accordance with these plans, we have accounted for these businesses as discontinued operations. On June 1, 2000, we changed our name from ODS Networks, Inc. to Intrusion.com, Inc. and our NASDAQ ticker symbol from ODSI to INTZ to reflect our focus on e-security solutions.

    Our principal executive offices are located at 1101 E. Arapaho Road, Richardson, Texas 75081, and our telephone number is (972) 234-6400. References to "we", "us", "our" or "Intrusion.com" refer to Intrusion.com, Inc. and its subsidiaries.

RECENT DEVELOPMENTS

    In January 2001, we announced an agreement to sell our discontinued IS (Infinite Switch) 6000 product line to Shanghai Video and Audio Electronics
Co., Ltd. ("SVA"). Under the agreement, all existing IS 6000 inventory, design specifications, manufacturing documentation and equipment are to be acquired by SVA. Additionally, we will provide technical support to SVA for 12 months. Under the terms of the agreement, subject to appropriate government approval, we will receive $6 million in the first quarter of 2001.

    In January 2001, we announced an agreement to establish a joint venture with SVA. The new venture, Shanghai SVA Intrusion.com Joint Venture, will manufacture, market, distribute and sell our security products in China (PRC Mainland) under an exclusive multi-year licensing agreement. Subject to appropriate government approvals, the joint venture is expected to be established in the first quarter of 2001 and under terms of the Agreement, we will receive $4.75 million in the first half of 2001.

INDUSTRY BACKGROUND

    In the last decade, network computing has evolved from local-area networks to global systems communicating through open Internet connections. The widespread adoption of open computing environments, such as the Internet, enables organizations to increase revenue and reduce costs with electronic business-to-business and business-to-consumer transactions, business process re-engineering and secure messaging for telecommuters and widely distributed workforces.

    Although open computing environments such as the Internet have many business advantages, their openness and accessibility make these systems, and the integrity of the information that is stored on them, vulnerable to security threats. These systems can be breached by computer hackers, curious or disgruntled employees, contractors and competitors who may compromise or destroy sensitive information within the system or otherwise disrupt the normal operation of the system. In addition, open computing environments such as the Internet are complex and typically involve a variety of hardware, operating systems and applications provided by numerous vendors. Each addition or change to the hardware, operating system or application may introduce new vulnerabilities and security risks to the system.

    Enterprises are therefore adopting a variety of security solutions to meet the challenge posed by malicious intruders, curious hackers and disgruntled employees. To be effective, an organization requires an enterprise-wide information risk management process that can be managed centrally and implemented on a distributed basis. Organizations seek a set of individual, best-of-breed solutions designed to work standalone and in concert with one another to provide an integrated view of their security status. These solutions often include:

    - firewalls to control the flow of data between an internal network and outside networks or the Internet;

    - virtual private network ("VPN") systems to protect information during transmission and provide authentication of users;

    - security assessment systems to identify potential security risks by comparing security policy with actual system configuration;

    - intrusion detection systems to monitor the packet traffic on network segments to identify and respond to security breaches; and

    - a comprehensive reporting system to automate the analysis and correlation of data generated by multiple security applications.

    As e-business and open computing environments continue to expand, security management will become an essential system on the network. We are poised to take advantage of this requirement for robust security technologies.

INTRUSION.COM SOLUTION AND PRODUCTS

    Intrusion.com's approach to the challenges of information security is to develop, market and support a family of intrusion detection and security assessment software and firewall and VPN appliances for deployment by enterprises and use by security service providers. We seek to protect information assets from attack and misuse and to safeguard data integrity. Implementing adequate perimeter defense, monitoring network traffic, profiling user behavior and responding rapidly to network intrusions are critical elements for the protection of information integrity.

SECURITY SOFTWARE PRODUCTS

SECURENET PRO-TM-

    Intrusion.com's SecureNet Pro, introduced in July 2000, is a sophisticated network intrusion detection system ("NIDS"). SecureNet Pro allows security administrators to automatically monitor high speed network traffic, detect and respond to suspicious activity, and respond to internal and external network abuse. The SecureNet Pro architecture enables the recognition and response to a large number of attack patterns on high-speed networks. Additionally, SecureNet Pro provides for complete packet analysis, resulting in fewer false positives, thereby increasing the efficiency and effectiveness of security personnel. When a SecureNet Pro sensor detects an attack or misuse, it transmits an alarm to the SecureNet Pro console for administrative review. In addition, SecureNet Pro can respond immediately to an attack or misuse by terminating a connection, sending e-mail or pager alerts, recording the session or taking other user-definable actions. Its easy-to-use interface, monitoring and reporting capabilities increase the effectiveness of security professionals and enable them to secure their networks efficiently.

SECURITYANALYST-TM-

    Intrusion.com's SecurityAnalyst is a security assessment system that helps to address security risks through identification of security weaknesses and deviations from security policies for Microsoft and Novell servers and workstations. SecurityAnalyst identifies security weaknesses by comparing actual computer configurations with an organization's security policy as well as industry "best practices." SecurityAnalyst enables fast, easy-to-use security compliance audits and provides more than 60 comprehensive reports, ranging from executive-level security report cards to a detailed identification of security risks and corrective actions.

    Maintaining an effective security policy requires ongoing verification that the written policies are being complied with. SecurityAnalyst gives a big-picture view that generates measurable data about security policy compliance while providing comprehensive reporting capabilities. SecurityAnalyst evaluates the security health of the network in six critical areas: password strength, access control, user account restrictions, system monitoring, data integrity and data confidentiality.

SECUREENTERPRISE-TM-

    Intrusion.com's SecureEnterprise is a centralized security monitoring system. SecureEnterprise blends the data from a variety of disparate systems, infrastructure devices and applications in a multivendor environment to enable security administrators to assess security events across a network.

    With the gigabytes of data generated by hundreds of agents and devices, getting value from the data produced by myriad security devices has become increasingly complex and burdensome for time-constrained security professionals. SecureEnterprise enables security administrators to see the macro view of security events within networks and systems. A centralized security analysis tool that delineates itself with statistical behavioral profiling, SecureEnterprise detects anomalies and user misuse by analyzing data from firewalls, intrusion detection systems, routers, and workstations. By integrating audit and event data from these various sources into a single, standardized data-set, SecureEnterprise increases staff efficiencies, enables deeper security system analysis, and makes daily evaluation and assessment reviews easier.

SECURITY APPLIANCES

SECURECOM-TM- PERIMETER DEFENSE SYSTEM (PDS) SERIES

    Effective deployment of a security strategy involves installation, configuration, validation, and implementation of all systems. The optimal solution is a combined software/appliance solution that enables optimized performance, effectively leverages personnel and reduces the total cost of ownership to the enterprise.

    As organizations expand their operations to include remote offices, regional divisions, branch locations and telecommuters, securing the enterprise becomes more complex. The need to deploy complete, cost-effective security solutions that enable centralized management is paramount. Intrusion.com offers integrated security software/appliance solutions that allow businesses to more easily secure their networks by enabling a variety of complementary security technologies.

    The SecureCom PDS Series of security appliances are Linux-based platforms integrating pre-configured software to secure enterprise networks reliably and affordably. These innovative perimeter defense systems deliver security software solutions to the managed service provider, large enterprise, small business, or enterprise remote offices.

    While many security platforms can be difficult or costly to manage, a PDS appliance delivers Web-based setup and administration with centralized policy management. The PDS Series enables the deployment of complementary technologies--firewall, VPN and network intrusion detection systems, and needs only a Web browser for easy, centralized administration.

    - The SecureNet PDS integrates Intrusion.com's SecureNet Pro network intrusion detection software with the PDS 2300 for cost-effective installation that can extend across the network. Its easy-to-use interface increases administrative efficiencies.

    - The PDS 2315 offers the full version of Check Point Software Technologies' VPN-1/FireWall-1 software. Designed for larger user environments, the PDS 2315 enables a variety of centralized security management options.

    - The PDS 2110 features Check Point's VPN-1/FireWall-1 SmallOffice software for the 5-to-50 user environment, and it needs only a Web browser for easy, centralized administration.

SECURECOM 8000 SERIES

    The SecureCom 8000 Series is a family of security platforms that includes both stand-alone gateways and intelligent modular chassis solutions. This multivendor security platform integrates routing, firewall software, intrusion detection systems, virtual private networking, LAN connectivity and other security application modules in a multiblade 19" rack-mountable appliance.

SECURECOM 6000 SERIES

    The SecureCom 6000 Series is a field-deployable, fault-tolerant platform that integrates network and application servers, routing, firewall software, intrusion detection systems, virtual private networking and LAN connectivity into a single, compact unit. Utilized in numerous military operations, this flexible chassis-based system greatly reduces equipment complexity and is reliable in battlefield conditions.

THIRD-PARTY PRODUCTS

    We believe that it is beneficial to work with third parties with complementary technologies to provide integrated solutions to our customers. As we also compete with these technology partners in certain segments of the market, there can be no assurance that we will have access to all of the third-party products which may be desirable in order to offer fully integrated solutions to our customers.

CUSTOMER SERVICES

    In addition to offering best-of-breed security products, we also offer a wide range of services, including design and configuration, project planning and management, training, security analysis and installation and maintenance.

PRODUCT DEVELOPMENT

    The data security industry is characterized by rapidly changing technology, standards and customer demands. We believe that our future success depends in large part upon the timely enhancement of existing products as well as the development of technologically advanced new products which meet industry standards, perform successfully and achieve market acceptance. We are currently developing and marketing next-generation data security products. We are also investing in the development of products which comply with emerging industry standards and are continuously engaged in testing to ensure that our products interoperate with other manufacturers' products which comply with industry standards.

    During 2000, 1999 and 1998, our research and development expenditures were $13.1 million, $8.2 million and $2.8 million, respectively. All of our expenditures for hardware and software research and development costs have been expensed as incurred. At December 31, 2000, we had 59 employees engaged in research and product development.

MANUFACTURING AND SUPPLIES

    Our operational strategy relies on outsourcing of manufacturing of components, assembly and certain other operations to reduce fixed costs and to provide flexibility in meeting market demand.

    Our internal manufacturing operations consist primarily of replication of software on CDs, packaging, final assembly, testing and quality control of subassemblies and finished units. Materials used in our manufacturing processes include semiconductors such as microprocessors, memory chips and application specific integrated circuits ("ASICs"), printed circuit boards, power supplies and enclosures.

INTELLECTUAL PROPERTY AND LICENSES

    Our success and our ability to compete is dependent, in part, upon our proprietary technology. While we have applied for certain patents, we do not hold any issued patents and currently rely on a combination of contractual rights, trade secrets and copyright laws to establish and protect our proprietary rights in our products. We have also entered into confidentiality agreements with our employees and enter into non-disclosure agreements with our suppliers, resellers and certain customers to limit access to and disclosure of proprietary information. There can be no assurance that the steps taken by us to protect our intellectual property will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

    We have entered into several software and product license agreements. These license agreements provide us with additional software and hardware components that add value to our security products. These license agreements do not provide proprietary rights which are unique or exclusive to us and are generally available to other parties on the same or similar terms and conditions, subject to payment of applicable license fees and royalties.

    On September 30, 1999, we entered a technology licensing agreement with RSA Security Inc. ("RSA") under which we are the exclusive licensee of RSA's Kane security products in North America and Europe. The Kane security products include SecurityAnalyst, a host-based security assessment tool. We are responsible for marketing, sales, support, maintenance and development for the Kane security software.

SALES, MARKETING AND CUSTOMERS

    We market and distribute our products primarily through a direct sales force to end users supplemented by numerous domestic and international distributors, system integrators and value added resellers. At December 31, 2000, our sales and marketing organization consisted of 131 individuals, including managers, sales representatives, marketing personnel and technical support personnel.

    FIELD SALES FORCE. Our direct sales organization focuses on major account sales, promotes our products to current and potential customers, and monitors evolving customer requirements. Our channel sales force promotes our products to distributors, system integrators and value added resellers. The field sales and technical support force provides training and technical support to our resellers and end users and assists our customers to design secure data networking solutions.

    We currently conduct sales and marketing efforts from our principal office in Richardson (Dallas), Texas; through domestic field offices located in the following metropolitan areas: Anaheim, Atlanta, Boston, Denver, San Diego, Vancouver and Vienna (Washington, D.C.); and through foreign sales offices located in the following countries: Canada, England, France, Germany, Japan, Malaysia, New Zealand and South Korea.

    DISTRIBUTORS. We have signed distribution agreements with distributors in the United States, Europe and Asia. In general, these relationships are non-exclusive. Distributors typically maintain an inventory of our products. Under these agreements, we provide certain protection to the distributors for their inventory of our products for price reductions as well as products that are slow-moving or have been discontinued. Recognition of sales to distributors and related gross profits are deferred until the merchandise is resold by the distributors.

    RESELLERS. Domestic and international system integrators and value added resellers (collectively, "resellers") sell our products as stand-alone solutions to end users and integrate our products with products sold by other vendors into data security systems that are sold to end users. Our field sales force and technical support organization provide support to these resellers. Our agreements with resellers are non-exclusive, and our resellers generally sell other products which may compete with our products. Resellers may place higher priority on products of other suppliers who are larger than and have more name recognition than Intrusion.com, and there can be no assurance that resellers will continue to sell and support our products.

    FOREIGN SALES. We believe that rapidly evolving international markets are important sources of future net sales. Our export sales are currently being made through a direct sales force supplemented by international resellers in Europe, Asia, Latin America and Canada. Export sales accounted for approximately 19.2%, 14.0% and 25.3% of net sales in 2000, 1999 and 1998, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report for a geographic breakdown of our product revenue in 2000, 1999 and 1998. Sales to foreign customers and resellers generally have been made in United States dollars.

    MARKETING. We have implemented several methods to market our products, including regular participation in trade shows and seminars, advertisement in trade journals, telemarketing, distribution of sales literature and product specifications and ongoing communication with our resellers and installed base of end-user customers.

    CUSTOMERS. Our end-user customers include manufacturing, high-technology, telecommunications, retail, transportation, health care, insurance, entertainment, utilities and energy companies, government agencies, financial institutions and academic institutions. Sales to certain customers and groups of customers can be impacted by seasonal capital expenditure approval cycles, and sales to customers within certain geographic regions can be subject to seasonal fluctuations in demand.

    Although we sell our products to many customers, direct sales to seven such resellers and end-user customers, iGov.com, TRW Systems & Information Technology ("TRW"), AT&T Corp. ("AT&T"), Federal Data Corporation ("Federal Data"), NCR Corp. ("NCR"), Comstor, Inc. ("Comstor") and Concentric Network Corp. ("Concentric") have each accounted for 10% or more of our net sales in at least one of the past three fiscal years as indicated in the following schedule.

                                                                        PERCENTAGE OF NET SALES
                                                                  ------------------------------------
CUSTOMER                                                            2000          1999          1998
--------                                                          --------      --------      --------
iGov.com....................................................        14.2%         21.3%          4.0%
TRW.........................................................        24.1           7.4           0.0
AT&T........................................................         0.2          10.9           7.8
Federal Data................................................         1.9          16.0           0.0
NCR.........................................................         0.3           0.8          17.3
Comstor.....................................................         0.0          12.1           0.0
Concentric..................................................         0.1           0.0          11.9

    A large portion of the products sold to iGov.com, TRW and Federal Data during the periods shown were integrated with other products or services and sold to U.S. government customers by those system integrators. No other customer accounted for 10% or more of our net sales in 2000, 1999 or 1998, respectively. The loss of any of these customers could have a material adverse effect on Intrusion.com and our operating results if not replaced.

    Most of our business with U.S. government agencies is on a fixed-price basis. Government contracts customarily include provisions which provide for cancellation at the convenience of the government. In addition, upon cancellation by the government, we generally would be entitled to reimbursement of costs incurred, plus a pro rata share of profit. We have never received a cancellation of a material government contract and have no reason to anticipate any such cancellation. The products sold, characteristics and business risks associated with our sales to U.S. government agencies do not differ materially from those associated with sales of our products to commercial customers.

    BACKLOG. We believe that only a small portion of our order backlog is noncancelable and that the dollar amount associated with the noncancelable portion is immaterial. We purchase our products based upon our forecast of customer demand and maintain inventories of sub-assemblies and finished products in advance of receiving firm orders from customers. Orders are generally fulfilled within two to eight weeks following receipt of an order. Due to the generally short cycle between order and shipment and occasional customer-initiated changes in delivery schedules or cancellation of orders which are made without significant penalty, we do not believe that our backlog as of any particular date is indicative of future net sales.

    CUSTOMER SUPPORT, SERVICE AND WARRANTY. We service, repair and provide technical support for our products. The Intrusion.com field sales and technical support force work closely with resellers and end-user customers on-site and by telephone to assist with pre- and post-sales support services such as network security design, system installation and technical consulting. By working closely with our customers, Intrusion.com employees gain a thorough understanding of end-user requirements and provide input to the product development process.

    We warrant all of our products against defects in materials and workmanship for periods ranging from 90 days to 12 months. Before and after expiration of the product warranty period, we offer both on-site and factory-based support, parts replacement and repair services. Extended warranty services are separately invoiced on a time and materials basis or under an annual maintenance contract.

COMPETITION

    The market for data security solutions is intensely competitive and subject to frequent product introductions with improved price/performance characteristics. Industry suppliers compete in areas such as conformity to existing and emerging industry standards, interoperability with networking and other security products, management and security capabilities, performance, price, ease of use, scalability, reliability, flexibility, product features and technical support. We believe that our solutions-oriented approach (combining security network design services, Intrusion.com products and third-party products to provide superior, secure networking systems to customers) provides us with a competitive advantage with large organizations with complex security requirements.

    There are numerous companies competing in various segments of the data security markets. Our principal competitors include Internet Security
Systems, Inc. ("ISS"), Cisco Systems, Inc. ("Cisco"), Symantec Corp. ("Symantec"), Cabletron Systems, Inc. ("Cabletron"), Nokia Corporation ("Nokia"), Nortel Networks ("Nortel"), Network Associates, Inc. ("Network Assoc."), SonicWALL, Inc. ("SonicWALL") and WatchGuard Technologies, Inc. ("WatchGuard"). Several of our competitors have substantially greater financial, technical, sales and marketing resources, better name recognition and a larger customer base than we do. In addition, many of our competitors offer customers a broader product line which provides a more comprehensive networking and security solution than we currently offer. Even if we do introduce advanced products which meet evolving customer requirements in a timely manner, there can be no assurance that our new products will gain market acceptance.

    Certain companies in the data security industry have expanded their product lines or technologies in recent years as a result of acquisitions. Further, more companies have developed products which conform to existing and emerging industry standards and have sought to compete on the basis of price. We anticipate increased competition from large networking equipment vendors which are expanding their capabilities in the data security market. For example in 2000, Symantec acquired Axent Technologies, Nokia acquired Ramp Networks, Inc. and Cabletron acquired Network Security Wizards. We anticipate increased competition from private "start-up" companies that have developed or are developing advanced security products. Increased competition in the security industry could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that we will be able to compete successfully in the future with current or new competitors.

EMPLOYEES

    As of December 31, 2000, we employed a total of 294 persons, including 131 in sales, marketing and technical support, 35 in manufacturing and operations, 59 in research and product development, 30 in administration and finance, and 39 in the our discontinued networking operations.

    None of our employees are represented by a labor organization, and we are not a party to any collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

    Competition in the recruiting of personnel in the networking and data security industry is intense. We believe that our future success will depend in part on our continued ability to hire, motivate and retain qualified management, sales and marketing, and technical personnel. To date, we have not experienced significant difficulties in attracting and retaining qualified employees.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

    In addition to the other information in this Form 10-K, the following factors should be considered in evaluating Intrusion.com and our business.

    TECHNOLOGICAL CHANGES. The market for our products is characterized by frequent product introductions, rapidly changing technology and continued evolution of new industry standards. The market for security products requires our products to be compatible and interoperable with products and architectures offered by various vendors, including other security products, networking products, workstation and personal computer architectures and computer and network operating systems. Our success will depend to a substantial degree upon our ability to develop and introduce in a timely manner new products and enhancements to our existing products that meet changing customer requirements and evolving industry standards. The development of technologically advanced products is a complex and uncertain process requiring high levels of innovation as well as the accurate anticipation of technological and market trends. There can be no assurance that we will be able to identify, develop, manufacture, market and support new or enhanced products successfully in a timely manner. Further, we or our competitors may introduce new products or product enhancements that shorten the life cycle of or obsolete our existing product lines, any of which could have a material adverse effect on our business, operating results and financial condition.

    MARKET ACCEPTANCE. We are pursuing a strategy to increase the percentage of our revenue generated through indirect sales channels including distributors, value added resellers, system integrators, original equipment manufacturers and managed service providers. There can be no assurance that our products will gain market acceptance in these indirect sales channels. Further, competition among security companies to sell products through these indirect sales channels could result in significant price competition and reduced profit margins.

    We are also pursuing a strategy to further differentiate our product line by introducing complementary security products and incorporating new technologies into our existing product line. There can be no assurance that we will successfully introduce these products or that such products will gain market acceptance. We anticipate competition from networking companies, network security companies and others in each of our product lines. We anticipate that profit margins will vary among our product lines and that product mix fluctuations could have an adverse effect on our overall profit margins.

    ACQUISITIONS. ISS, Cisco, Symantec, Cabletron, Nokia, Nortel and other competitors have recently acquired several security companies with complementary technologies, and we anticipate that such acquisitions will continue in the future. These acquisitions may permit such competitors to accelerate the development and commercialization of broader product lines and more comprehensive solutions than we currently offer. In the past, we have relied upon a combination of internal product development and partnerships with other security vendors to provide competitive solutions to customers. Certain of the recent and future acquisitions by our competitors may have the effect of limiting our access to commercially significant technologies. Further, the business combinations and acquisitions in the security industry are creating companies with larger market shares, customer bases, sales forces, product offerings and technology and marketing expertise. There can be no assurance that we will be able to compete successfully in such an environment.

    In September 1998, we completed an acquisition of certain assets of the Computer Misuse and Detection System ("CMDS") Division from Science Applications International Corporation ("SAIC"), a privately held company in San Diego, California. On September 30, 1999, we entered a technology licensing agreement with RSA under which we are the exclusive licensee of RSA's Kane Security products in North America and Europe. On June 30, 2000, we acquired
MimeStar, Inc. ("MimeStar"), a Virginia corporation. MimeStar developed an advanced, network based intrusion detection system called SecureNet Pro-TM-. The stockholder of MimeStar received $3 million in cash with an additional $1 million in cash and 95,969 shares of our common stock (which was valued at approximately $1 million on the date of the merger) placed in escrow, payable to the stockholder of MimeStar within one year subject to indemnification and other conditions. We may, in the future, acquire or invest in additional companies, business units, product lines, or technologies to accelerate the development of products and sales channels complementary to our existing products and sales channels. Acquisitions involve numerous risks, including: difficulties in assimilation of operations, technologies, and products of the acquired companies; risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions; the potential loss of key employees of the acquired company; and the diversion of our attention from normal daily operation of our business. There can be no assurance that any other acquisition or investment will be consummated or that such acquisition or investment will be realized.

    PRODUCT TRANSITIONS. Once current security products have been in the market place for a period of time and begin to be replaced by higher performance products (whether of our design or a competitor's design), we expect the net sales of such products to decrease. In order to achieve revenue growth in the future, we will be required to design, develop and successfully commercialize higher performance products in a timely manner. There can be no assurance that we will be able to introduce new products and gain market acceptance quickly enough to avoid adverse revenue transition patterns during current or future product transitions. Nor can there be any assurance that we will be able to respond effectively to technological changes or new product announcements by competitors, which could render portions of our inventory obsolete.

    Our goal is to transition an increasing proportion of our revenue from hardware products (which accounted to 81% of our net sales in 2000) to our software products or solutions that include both our hardware and software products. Such a transition would improve our gross profit margins. Our ability to achieve our revenue and product mix objectives over the next several quarters will largely depend upon the extent to which these product lines are accepted in the security marketplace. There can be no assurance that we will improve our product mix, nor can we assure an improvement in gross profit margins.

    MANUFACTURING AND SUPPLIERS. Our operational strategy relies on outsourcing of product assembly and certain other operations. There can be no assurance that we will effectively manage our third-party contractors or that these contractors will meet our future requirements for timely delivery of products of sufficient quality and quantity. Further, we intend to introduce a number of new products and product enhancements in 2001 which will require that we rapidly achieve volume production of those new products by coordinating our efforts with those of our suppliers and contractors. The inability of the third-party contractors to provide us with adequate supplies of high-quality products could cause a delay in our ability to fulfill orders and could have an adverse effect on our business, operating results and financial condition.

    All of the materials used in our products are purchased under contracts or purchase orders with third parties. While we believe that many of the materials used in the production of our products are generally readily available from a variety of sources, certain components such as microprocessors and mother boards are available from one or a limited number of suppliers. The lead times for delivery of components vary significantly and can exceed twelve weeks for certain components. If we should fail to forecast our requirements accurately for components, we may experience excess inventory or shortages of certain components which could have an adverse effect on our business and operating results. Further, any interruption in the supply of any of these components, or the inability to procure these components from alternative sources at acceptable prices within a reasonable time, could have an adverse effect on our business and operating results.

    INTELLECTUAL PROPERTY AND LICENSES. There are many patents held by companies which relate to the design and manufacture of data security systems. Potential claims of infringement could be asserted by the holders of those patents. We could incur substantial costs in defending ourself and our customers against any such claim regardless of the merits of such claims. In the event of a successful claim of infringement, we may be required to obtain one or more licenses from third parties. There can be no assurance that we could obtain the necessary licenses on reasonable terms.

    THIRD-PARTY PRODUCTS. We believe that it is beneficial to work with third parties with complementary technologies to broaden the appeal of our security products. These alliances allow Intrusion.com to provide integrated solutions to our customers by combining Intrusion.com developed technology with third-party products. As we also compete with these technology partners in certain segments of the market, there can be no assurance that we will have access to all of the third-party products which may be desirable or necessary in order to offer fully integrated solutions to Intrusion.com customers.

    DEPENDENCE ON KEY CUSTOMERS. A relatively small number of customers have accounted for a significant portion of our revenue. U.S. government agencies, large system integrators and managed service providers are expected to continue to account for a substantial portion of our net revenue. We continuously face competition from ISS, Cisco, Symantec, Cabletron, Nokia, Network Assoc., SonicWALL, WatchGuard and others for U.S. government security projects and corporate security installations. Any reduction or delay in sales of our products to these customers could have a material adverse effect on our operating results.

    INTERNATIONAL OPERATIONS. Our international operations may be affected by changes in demand resulting from fluctuations in currency exchange rates and local purchasing practices, including seasonal fluctuations in demand, as well as by risks such as increases in duty rates, difficulties in distribution, regulatory approvals and other constraints upon international trade. Our sales to foreign customers are subject to export regulations. In particular, certain sales of our data security products require clearance and export licenses from the U.S. Department of Commerce under these regulations. Any inability to obtain such clearances or any required foreign regulatory approvals on a timely basis could have a material adverse effect on our operating results.

    IMPACT OF GOVERNMENT CUSTOMERS. A significant portion of our revenue is derived from sales to the U.S. government, either directly by Intrusion.com or through system integrators and other resellers. Sales to the government present risks in addition to those involved in sales to commercial customers, including potential disruptions due to appropriation and spending patterns and the government's reservation of the right to cancel contracts and purchase orders for its convenience.

    GENERAL. Sales of our products fluctuate, from time to time, based on numerous factors, including customers' capital spending levels and general economic conditions. While certain industry analysts believe that there is a significant market for data security products, there can be no assurance as to the rate or extent of the growth of such market or the potential adoption of alternative technologies. Future declines in data security product sales as a result of general economic conditions, adoption of alternative technologies or any other reason could have a material adverse effect on our business, operating results and financial condition.

    Due to the factors noted above and in "Management's Discussion and Analysis of Financial Condition and Results of Operations", our future earnings and common stock price may be subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. Any shortfall in revenue and earnings from the levels anticipated by securities analysts could have an immediate and significant effect on the trading price of our common stock in any given period. Also, we participate in a highly dynamic industry which often results in volatility of our common stock price.

ITEM 2.  PROPERTIES.

    Our headquarters is located in a modern, two-story building in Richardson, Texas, with an aggregate of approximately 95,000 square feet of floor space. This facility includes our corporate administration, manufacturing, marketing, research and development, sales and technical support personnel. We occupy this facility under a lease, the base term of which expires in February 2005, with two seven-year options to extend the lease term, subject to compliance with certain conditions. We also lease a separate warehouse facility consisting of approximately 8,000 square feet, adjacent to our headquarters, under a lease that expires in June 2002.

    Personnel of the Essential division (part of the our discontinued operations) are located in a 15,120 square foot leased property in Albuquerque, New Mexico. The lease will expire in February 2009. Research and development, administrative, manufacturing, marketing and sales personnel occupy this property.

    Much of our security software research and development staff is located in an 11,400 square foot leased property in San Diego, California. The lease will expire in August 2002. Research and development, sales and administrative personnel occupy this facility.

    We have a sales office located in Vienna, Virginia occupying a 9,747 square foot leased property. The lease will expire in April 2004, with a five-year option to extend the lease term, subject to compliance with certain conditions.

    In addition, we lease small amounts of office space for sales and technical support personnel domestically in California, Colorado, Georgia, Massachusetts and Washington, and internationally in Canada, England, France, Germany, Malaysia, New Zealand and South Korea. We also opened an office in Tokyo, Japan, in January 2001, under an initial 6-month lease. With the addition of the Japan office, we believe that the existing facilities at December 31, 2000 will be adequate to meet our requirements through 2001. See Note 6 of Notes to Consolidated Financial Statements for additional information regarding our obligations under leases.

ITEM 3.  LEGAL PROCEEDINGS.

    We are not a party to any material litigation and are not aware of any threatened litigation which would have a material adverse effect on Intrusion.com, our operating results or our financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of security holders of Intrusion.com during the fourth quarter of 2000.

                                    PART II

ITEM 5.  MARKET FOR INTRUSION.COM'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS.

    Our common stock is traded on The Nasdaq Stock Market (National Market System) under the symbol "INTZ". Prior to June 1, 2000, our symbol was "ODSI". As of February 27, 2001 there were approximately 230 holders of record of the common stock. The following table sets forth, for the periods indicated, the high and low per share sales prices for the common stock, as reported by The Nasdaq Stock Market.

                                                            2000                           1999
                                                  ------------------------      --------------------------
                                                     HIGH          LOW              HIGH           LOW
                                                  ----------   -----------      ------------   -----------
First Quarter...................................  $31 1/2      $8 11/16         $ 5 5/8        $2 1/2
Second Quarter..................................   24           7 9/16            4 3/8         2 1/2
Third Quarter...................................   17 1/4       9                 7 15/32       3 15/16
Fourth Quarter..................................   12 1/2       2 7/8            14 15/16       4 7/8

ITEM 6.  SELECTED FINANCIAL DATA.

    The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K and the consolidated statements and notes thereto included in Item 14 of this Form 10-K. Continuing operations consisted of our information security business which began operations in 1998. Discontinued operations are composed of our local area networking divisions which were discontinued in April 2000.

                                                                      YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------------------
                                                          2000       1999       1998       1997       1996
        (IN THOUSANDS, EXCEPT PER SHARE DATA)           --------   --------   --------   --------   --------

INCOME STATEMENT DATA:
Revenue...............................................  $ 23,210   $  7,963   $  1,920   $    --    $    --
Cost of Sales.........................................    19,009      3,877        968        --         --
                                                        --------   --------   --------   -------    -------
Gross profit..........................................     4,201      4,086        952        --         --
Operating expenses:
  Sales and marketing.................................    27,740     12,236     17,806        --         --
  Research and development............................    13,073      8,171      2,847        --         --
  In-process research and development.................        --         --      1,047 (1)      --       --
  General and administrative..........................     5,865      2,466        731        --         --
  Amortization of intangibles.........................       975        547        272        --         --
                                                        --------   --------   --------   -------    -------
Operating loss........................................   (43,452)   (19,334)   (21,751)       --         --
Interest income, net..................................     3,301      1,104      1,398        --         --
Other income (expense)................................    66,335 (2)       --   (1,122)       --         --
                                                        --------   --------   --------   -------    -------
Income (loss) before income taxes.....................    26,184    (18,230)   (21,475)       --         --
Income taxes provision (benefit)......................     1,999         --     (3,104)       --
                                                        --------   --------   --------   -------    -------
Income (loss) from continuing operations..............    24,185    (18,230)   (18,371)       --         --
Income (loss) from discontinued operations, net of
  tax.................................................      (974)     6,190     (7,379)   (4,937)    11,051
                                                        --------   --------   --------   -------    -------
Net income (loss).....................................  $ 23,211   $(12,040)  $(25,750)  $(4,937)   $11,051
                                                        ========   ========   ========   =======    =======
Basic earnings (loss) per share, continuing
  operations..........................................  $   1.23   $  (0.98)  $  (1.07)  $  0.00    $  0.00
                                                        ========   ========   ========   =======    =======
Diluted earnings (loss) per share, continuing
  operations..........................................  $   1.18   $  (0.98)  $  (1.07)  $  0.00    $  0.00
                                                        ========   ========   ========   =======    =======
Basic earnings (loss) per share.......................  $   1.18   $  (0.65)  $  (1.50)  $ (0.30)   $  0.68
                                                        ========   ========   ========   =======    =======
Dilutive earnings (loss) per share....................  $   1.13   $  (0.65)  $  (1.50)  $ (0.30)   $  0.66
                                                        ========   ========   ========   =======    =======
Weighted average shares outstanding
  --Basic.............................................    19,624     18,565     17,190    16,437     16,261
                                                        ========   ========   ========   =======    =======
  --Diluted...........................................    20,478     18,565     17,190    16,437     16,825
                                                        ========   ========   ========   =======    =======
BALANCE SHEET DATA:
                                                          2000       1999       1998       1997       1996
                                                        --------   --------   --------   --------   --------
Working capital.......................................  $ 52,514   $ 66,578   $ 31,763   $51,847    $54,529

Total assets..........................................    92,414    120,502     61,710    77,178     81,935

Total liabilities.....................................    13,627     38,925     12,204    10,799     10,997

Total stockholders' equity............................    78,787     81,577     49,506    66,379     70,938

--------------------------

(1) The write-off of acquired in-process research and development in the year ending December 31, 1998, is comprised of approximately $1.0 million resulting from the acquisition of Computer Misuse and Detection System assets from Science Applications International Corporation.

(2) Other income for the year ending December 31, 2000 comprised primarily of a $66.4 million pre-tax gain realized on the sale of Alteon WebSystems, Inc. common stock.

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE LITIGATION REFORM ACT OF 1995

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

OVERVIEW

    We develop, market and support a family of security software and appliances that address vital security issues facing organizations deploying business applications over the Internet or internally via Intranets. We currently provide e-security solutions including intrusion detection systems, security assessment systems, virtual private network appliances and firewall appliances. On June 1, 2000, we changed our name from ODS Networks, Inc. to Intrusion.com, Inc. and our NASDAQ ticker symbol from ODSI to INTZ to reflect our focus on e-security solutions. During the second quarter of 2000, we announced our plan to sell, or otherwise dispose of, our networking divisions which includes our Essential Communications division and our local area networking assets and began accounting for these networking divisions as discontinued operations. Given our change in strategy, our results of operations prior to 2000 do not necessarily reflect our current business.

RESULTS OF OPERATIONS

    The following tables set forth, for the periods indicated, certain financial data as a percentage of net sales.

                                                                    YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                2000          1999          1998
                                                              --------      --------      --------
Net sales...................................................    100.0%        100.0%         100.0%
Cost of Sales...............................................     81.9          48.7           50.4
                                                               ------        ------       --------
Gross profit................................................     18.1          51.3           49.6
Operating expenses:
  Sales and marketing.......................................    119.5         153.7          927.4
  Research and development..................................     56.3         102.6          148.3
  In-process research and development.......................      0.0           0.0           54.5
  General and administrative................................     25.3          31.0           38.1
  Amortization of intangibles...............................      4.2           6.9           14.2
                                                               ------        ------       --------
Operating loss..............................................   (187.2)       (242.9)      (1,132.9)
Interest income, net........................................     14.2          13.9           72.8
Other income (expense)......................................    285.8           0.0          (58.4)
                                                               ------        ------       --------
Income (loss) before income taxes...........................    112.8        (229.0)      (1,118.5)
Income taxes provision (benefit)............................      8.6           0.0         (161.7)
                                                               ------        ------       --------
Income (loss) from continuing operations....................    104.2        (229.0)        (956.8)
Income (loss) from discontinued operations, net of tax......     (4.2)         77.7         (384.3)
                                                               ------        ------       --------
Net income (loss)...........................................    100.0        (151.3)      (1,341.1)
                                                               ======        ======       ========

                                                                2000          1999          1998
                                                              --------      --------      --------
Domestic sales..............................................     80.8%         86.0%          74.7%

Export sales to:
  Europe....................................................      7.6           8.3            9.5
  Canada....................................................      2.7           0.1            2.9
  Asia......................................................      7.4           5.6           12.9
  Latin America.............................................      1.5           0.0            0.0
                                                               ------        ------       --------
Net sales...................................................    100.0%        100.0%         100.0%
                                                               ======        ======       ========

2000 COMPARED WITH 1999

NET SALES

    Net sales increased 191.5% to $23.2 million in 2000 from $8.0 million in 1999. Our increased revenue is attributed to several factors including: increased sales in our SecureCom product line, SecurityAnalyst availability for all of 2000 compared to only the fourth quarter of 1999, and new product introductions of SecureNet Pro and PDS 2100.

    Export sales in 2000 increased to $4.5 million, or 19.2% of net sales, compared to $1.1 million, or 14.0% of net sales in 1999 primarily due to greater international acceptance of our security products.

    Sales to iGov.com in 2000 and 1999 were 14.2% and 21.3%, respectively of net sales. Sales to TRW in 2000 and 1999 were 24.1% and 7.4%, respectively of net sales. Sales to AT&T in 2000 and 1999 were 0.2% and 10.9%, respectively of net sales. Sales to Federal Data in 2000 and 1999 were 1.9% and 16.0%, respectively of net sales. Sales to Comstor in 2000 and 1999 were 0.0% and 12.1%, respectively of net sales. In addition, a portion of our sales to iGov.com, TRW, Federal Data and other corporations were resold by those organizations to various agencies of the U.S. government.

GROSS PROFIT

    Gross profit increased 2.8% to $4.2 million in 2000 from $4.1 million in 1999. As a percentage of net sales, gross profit decreased to 18.1% for 2000 from 51.3% in 1999. This decrease is primarily associated to an increase in our operations infrastructure, which includes operations management, supply chain management, purchasing, quality, order entry, planning and other related functions as well as certain period costs associated with starting up new products and processes.

    Gross profit as a percentage of net sales is impacted by several factors, including shifts in product mix, changes in channels of distribution, sales volume, fluctuations in manufacturing costs, pricing strategies, and fluctuations in sales of integrated third-party products.

SALES AND MARKETING

    Sales and marketing expenses increased 126.7% to $27.7 million in 2000 from $12.2 million in 1999 as we expanded our sales and marketing programs and staff to support more products and new channels. As a percentage of net sales, sales and marketing expenses decreased to 119.5% in 2000 from 153.7% in 1999. We expect sales and marketing expenses to increase in 2001 compared to 2000 as we continue to invest in sales and marketing programs and personnel. We expect sales and marketing expenses, as a percentage of net sales, to decrease in 2001 compared to 2000. Sales and marketing expenses may vary as a percentage of net sales in the future.

RESEARCH AND DEVELOPMENT

    Research and development expenses increased 60.0% to $13.1 million, or 56.3% of net sales, in 2000 compared to $8.2 million, or 102.6% of net sales, in 1999. Much of this increase was to support product development of new products including SecureNet Pro, SecurityAnalyst and the PDS 2100. Our research and development costs are expensed in the period in which they are incurred. We expect research and development expenses to increase in 2001 compared to 2000 as we continue to invest in security software and appliances. The Company expects research and development, as a percentage of net sales, to decrease in 2001 compared to 2000. Research and development expenses may vary as a percentage of net sales in the future.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses, excluding amortization expenses, increased 137.8% to $5.9 million in 2000 from $2.5 million in 1999 primarily due to the shift of general and administrative personnel from our discontinued operations to our continuing operations. As a percentage of net sales, general and administrative expenses decreased to 25.3% in 2000 from 31.0% in 1999. We expect general and administration expenses to increase in 2001 compared to 2000 to support the sales and marketing and research and development infrastructure. General and administrative expenses may vary as a percentage of net sales in the future.

AMORTIZATION OF INTANGIBLES

    Amortization of intangibles increased to $1.0 million in 2000 from $0.5 million in 1999, due to the acquisition of MimeStar in June 2000. We expect amortization expense to increase in 2001 to reflect a full year amortization of MimeStar intangibles. Amortization expenses may vary as a percentage of net sales in the future.

INTEREST INCOME, NET

    Net interest income increased to $3.3 million in 2000 from $1.1 million in 1999 primarily due to an increase in average cash and interest-bearing investment balances related to our sale of Alteon WebSystems' common stock, generating gross proceeds of $67.1 million in the first quarter of 2000. As a percentage of net sales, net interest income was 14.2% and 13.9% in 2000 and 1999, respectively. We expect net interest income to decrease in 2001 compared to 2000 as we expect our average cash and interest-bearing investment balances to decline for 2001 when compared to 2000. Net interest income may vary in the future based on our cash flow and rate of return on investments.

INCOME TAXES

    Our effective income tax rate was 7.6% in 2000 compared to an income tax rate of 0% in 1999. We fully utilized our net operating loss carryback in 1998. We did not record an income tax benefit in 1999 related to the net operating losses which can be carried forward to offset taxable income in future years. Due to our sale of Alteon WebSystems' common stock in 2000, we recognized the tax benefit of the 1999 net operating loss carryforward in 2000. See Note 9 of the Notes to Consolidated Financial Statements.

1999 COMPARED WITH 1998

NET SALES

    Net sales increased 314.7% to $8.0 million in 1999 from $1.9 million in 1998. This increase occurred as we began focusing more resources on our security products compared to our networking and high performance switching products (now discontinued operations).

    Export sales in 1999 increased to $1.1 million, or 14.0% of net sales, compared to $0.5 million, or 25.3% of net sales in 1998 primarily due to greater international acceptance of our security products.

    Sales to iGov.com in 1999 and 1998 were 21.3% and 4.0%, respectively of net sales. Sales to AT&T in 1999 and 1998 were 10.9% and 7.8%, respectively of net sales. Sales to Federal Data in 1999 and 1998 were 16.0% and 0.0%, respectively of net sales. Sales to NCR in 1999 and 1998 were 0.8% and 17.3%, respectively of net sales. Sales to Comstor in 1999 and 1998 were 12.1% and 0.0%, respectively of net sales. Sales to Concentric in 1999 and 1998 were 0.0% and 11.9%, respectively of net sales. In addition, a portion of our sales to iGov.com, Federal Data and other corporations were resold by those organizations to various agencies of the U.S. government.

GROSS PROFIT

    Gross profit increased 329.2% to $4.1 million in 1999 from $1.0 million in 1998. As a percentage of net sales, gross profit remained relatively flat at 51.3% for 1999 compared to 49.6% in 1998.

    Gross profit as a percentage of net sales is impacted by several factors, including shifts in product mix, changes in channels of distribution, sales volume, fluctuations in manufacturing costs, pricing strategies, and fluctuations in sales of integrated third-party products.

SALES AND MARKETING

    Sales and marketing expenses decreased 31.3% to $12.2 million in 1999 from $17.8 million in 1998. As a percentage of net sales, sales and marketing expenses decreased to 153.7% in 1999 from 927.4% in 1998.

RESEARCH AND DEVELOPMENT

    Research and development expenses increased 187.0% to $8.2 million in 1999 from $2.8 million in 1998 as we continued to develop additional security products, primarily SecureEnterprise, which was acquired from SAIC in September 1998. As a percentage of net sales, research and development expenses decreased to 102.6% in 1999 from 148.3% in 1998. The Company's research and development costs are expensed in the period in which they are incurred.

IN-PROCESS RESEARCH AND DEVELOPMENT

    In 1998, we incurred one-time charges totaling $1.0 million associated with the acquisition of certain assets of SAIC. Such charges were necessary in order to expense the purchased in-process research and development that had not yet reached technological feasibility.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses, excluding amortization expenses, increased 237.3% to $2.5 million in 1999 from $0.7 million in 1998. As a percentage of net sales, general and administrative expenses decreased to 31.0% in 1999 from 38.1% in 1998.

AMORTIZATION OF INTANGIBLES

    Amortization of intangibles increased to $0.5 million in 1999 from $0.3 million in 1998 to reflect a full year amortization related to the acquisition of certain assets of SAIC in September 1998. As a percentage of net sales, amortization of intangibles decreased to 6.9% in 1999 from 14.2% in 1998.

INTEREST INCOME, NET

    Net interest income decreased to $1.1 million in 1999 from $1.4 million in 1998 primarily due to a decrease in the average cash and interest-bearing investment balances.

INCOME TAXES

    Our effective income tax rate was 0% in 1999 compared to an income tax benefit of 14.5% in 1998. We fully utilized our net operating loss carryback in 1998. We did not record an income tax benefit in 1999 related to the net operating losses which can be carried forward to offset taxable income in future years. We recognize the benefit of our net operating loss carryforwards at such time as we generate taxable income and can be assured that such net operating loss carryforwards can be utilized. See Note 9 of the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    Our principal sources of liquidity at December 31, 2000 were $20.3 million of cash and cash equivalents, $17.5 million of short-term investments and $7.6 million of investments with a stated maturity beyond one year. As of December 31, 2000, working capital was $52.5 million compared to $66.6 million as of December 31, 1999.

    Net cash flows used in operating activities in 2000 were $49.8 million, primarily due to an operating loss for the year, increased accounts receivable and inventories, and a decrease in accounts payable. Future fluctuations in accounts receivable, inventory balances and accounts payable will be dependent upon several factors, including but not limited to quarterly sales, timely collection of accounts receivable, and the accuracy of our forecasts of product demand and component requirements.

    Net cash provided by investing activities in 2000 was $40.4 million, consisting of $67.1 million in proceeds from the sale of securities available for sale, offset by $16.2 million for net purchases of investments, $6.4 million for purchases of property and equipment and $4.0 for the purchase of MimeStar.

    Net cash provided by financing activities in 2000 was $17.1 million, consisting of the receipt of $1.2 million for a note receivable and $15.9 million related to the exercise of warrants and certain employee stock options.

    At December 31, 2000, we did not have any material commitments for capital expenditures. During 2000, we funded our operations through cash, cash equivalents and investments.

    We believe that our cash, cash equivalents and investment balances will provide sufficient cash resources to finance our operations and currently projected capital expenditures through 2001. However, there can be no assurance our cash resources will be sufficient for 2001.

    We intend to explore the possible acquisitions of businesses, products and technologies that are complementary to our existing business. We are continuing to identify and prioritize additional security technologies which we may wish to develop, either internally or through the licensing or acquisition of products from third parties. While we engage from time to time in discussions with respect to potential acquisitions, there can be no assurances that any such acquisitions will be made or that we will be able to successfully integrate any acquired business. In order to finance such acquisitions, it may be necessary for us to raise additional funds through public or private financings. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Foreign Exchange. Our revenue originating outside the U.S. in 2000, 1999 and 1998 was 19.2%, 14.0% and 25.3% of total revenues, respectively. Revenues generated from the European region in 2000, 1999 and 1998 were 7.6%, 8.3% and 9.5% of total revenues, respectively. Revenues generated from the Asia region in 2000, 1999 and 1998 were 7.4%, 5.6% and 12.9% of total revenues, respectively. International sales are generated primarily from our foreign sales subsidiaries in the local countries and are typically denominated in U.S. dollars. These subsidiaries incur most of their expenses in the local currency.

    Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, import and export regulations, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on our business in 2000, 1999 and 1998 was not material.

    Interest Rates. We invest our cash in a variety of financial instruments, including bank time deposits, fixed rate obligations of corporations, municipalities, and state and national governmental entities and agencies. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances and are invested in short-term time deposits of the local operating bank.

    Interest income on our investments is carried in "Interest income, net". We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). All of the cash equivalents and short-term investments are treated as available-for-sale under SFAS 115.

    Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. Our investment securities are held for purposes other than trading. Certain of the investment securities had maturities in excess of one year. The weighted-average interest rate on investment securities at December 31, 2000 was 6.1%. The fair value of investments held at December 31, 2000 approximated amortized cost.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required by this item is included in Part IV Item 14(a)(1 and 2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

    Certain information required by Part III is omitted from this Form 10-K because we will file a definitive Proxy Statement for our 2001 annual meeting of stockholders pursuant to Regulation 14A (the "Proxy Statement") no later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF INTRUSION.COM.

    The information regarding Directors and Executive Officers of Intrusion.com appearing under the captions "Election of Directors", "Compliance with
Section 16 Reporting Requirements" and "Executive Officers" contained in the Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

    The information set forth under the caption "Executive Compensation" contained in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) 1.  CONSOLIDATED FINANCIAL STATEMENTS.

    The following consolidated financial statements of Intrusion.com, Inc. and subsidiaries, are submitted as a separate section of this report (See F-pages, and are incorporated by reference in Item 8:

                                                              PAGE NO.
                                                              --------
Report of Independent Auditors..............................    F-1
Consolidated Balance Sheets at December 31, 2000 and 1999...    F-2
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................    F-3
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2000, 1999 and 1998..............    F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................    F-5
Notes to Consolidated Financial Statements..................    F-6

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

    (b)    REPORTS ON FORM 8-K.

    None

    (c)    EXHIBITS

    The following Exhibits are filed herewith pursuant to Item 601 of Regulation S-K or incorporated herein by reference to previous filings as noted:

       EXHIBIT
       NUMBER                              DESCRIPTION OF EXHIBIT
---------------------   ------------------------------------------------------------
        2.1(5)          Certificate of Ownership and Merger Merging Intrusion.com,
                          Inc. into ODS Networks, Inc.
        3.1(5)          Amended and Restated Certificate of Incorporation of the
                          Registrant.
        3.2(5)          Bylaws of the Registrant.
        4.1(5)          Specimen of Common Stock Certificate.
       10.1(1)          Lease Agreement, dated September 12, 1989, between G.D.A.F.
                          Associates and The Registrant for the Registrant's
                          headquarters.
       10.2(1)          1983 Incentive Stock Option Plan of Intrusion.com, Inc.
                          (formerly ODS Networks, Inc. and Optical Data Systems,
                          Inc.), as amended.
       10.3(1)          1987 Incentive Stock Option Plan of Intrusion.com,
                          Inc.(formerly ODS Networks, Inc. and Optical Data Systems,
                          Inc.), as amended.
       10.4(1)          Form of Indemnification Agreement.
       10.5(2)          1995 Stock Option Plan of Intrusion.com, Inc. (formerly ODS
                          Networks, Inc. and Optical Data Systems, Inc.).
       10.6(2)          1995 Non-Employee Directors Stock Option Plan of
                          Intrusion.com, Inc. (formerly ODS Networks, Inc. and
                          Optical Data Systems, Inc.).
       10.7(3)          Supplemental Lease Agreement, dated March 7, 1995, between
                          G.D.A.F. Assoc., subsequently assigned to CIIF Assoc. II
                          Limited Partnership, Landlord, and the Registrant, as
                          Tenant, relative to the Registrant's Headquarters.
       10.8(4)          Registration Rights Agreement, dated as of September 25,
                          1998, by and between the Registrant and Science
                          Applications International Corporation.
       10.9(4)          Stockholder and Voting Agreement, dated as of September 25,
                          1998, by and among Science Applications International
                          Corporation, the Registrant and certain stockholders of
                          the Registrant.
      10.10(4)          Strategic Alliance Agreement, dated as of September 25,
                          1998, by and between Science Applications International
                          Corporation and the Registrant.
      10.11(4)          Software Royalty, Grant Back and Improvements License
                          Agreement, dated as of September 25, 1998, by and between
                          Science Applications International Corporation and the
                          Registrant.
      10.12(4)          PartnersPlus Agreement, dated September 25, 1998, by and
                          between the Registrant and Science Applications
                          International Corporation.
      10.13(5)          Amended and Restated Intrusion.com 401(k) Savings Plan.
      10.14(5)          1997 Employee Stock Purchase Plan of Intrusion.com, Inc. as
                          amended January 17, 2001.
        21(5)           List of Subsidiaries of the Registrant.
        23(5)           Consent of Independent Auditors.
        27(5)           Financial Data Schedule.

--------------------------

(1) Filed as an Exhibit in the Registrant's Registration Statement on Form S-1, as amended (File No. 33-6899) which was declared effective on May 21, 1992, by the Securities and Exchange Commission, which Exhibit is incorporated herein by reference.

(2) Filed as an Exhibit to the Registrant's definitive Proxy Statement in connection with the solicitation of proxies for its 1995 Annual Meeting of Stockholders (File No. 0-20191), which Exhibit is incorporated herein by reference.

(3) Filed as an Exhibit in the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995 (File No. 0-20191), which Exhibit is incorporated herein by reference.

(4) Filed as an Exhibit in the Registrant's Current Report on Form 8-K (Item 5), dated October 13, 1998 (File No. 0-20191), which Exhibit is incorporated herein by reference.

(5) Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 21, 2001                                  INTRUSION.COM, INC.
                                                       (Registrant)

                                                       By:            /s/ TIMOTHY W. KINNEAR
                                                            -----------------------------------------
                                                                        Timothy W. Kinnear
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                                  (PRINCIPAL EXECUTIVE OFFICER)

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

                   SIGNATURE                                     TITLE                      DATE
                   ---------                                     -----                      ----
               /s/ G. WARD PAXTON
     --------------------------------------       Chairman of the Board                March 21, 2001
                 G. Ward Paxton                     and Director

             /s/ TIMOTHY W. KINNEAR
     --------------------------------------       President, Chief Executive           March 21, 2001
               Timothy W. Kinnear                   Officer and Director

                /s/ T. JOE HEAD
     --------------------------------------       Vice Chairman of the Board           March 21, 2001
                  T. Joe Head                       and Director

                                                  Vice President, Chief Financial
               /s/ JAY R. WIDDIG                    Officer, Treasurer and Secretary
     --------------------------------------         (Principal Financial and           March 21, 2001
                 Jay R. Widdig                      Accounting Officer)

                /s/ J. FRED BUCY
     --------------------------------------       Director                             March 21, 2001
                  J. Fred Bucy

               /s/ GRANT A. DOVE
     --------------------------------------       Director                             March 21, 2001
                 Grant A. Dove

             /s/ DONALD M. JOHNSTON
     --------------------------------------       Director                             March 21, 2001
               Donald M. Johnston

                           ANNUAL REPORT ON FORM 10-K
                                 ITEM 14(A)(1)
                          LIST OF FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2000
                              INTRUSION.COM, INC.
                               RICHARDSON, TEXAS

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders,

Intrusion.com, Inc.

    We have audited the accompanying consolidated balance sheets of Intrusion.com, Inc., and subsidiaries (the "Company") as of December 31, 2000, and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended
December 31, 2000. Our audits also included the financial statement schedule included in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intrusion.com, Inc., and its subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information therein.

                                          [SIG]

Dallas, Texas
January 17, 2001

                      INTRUSION.COM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
ASSETS
Current Assets:
  Cash and cash equivalents.................................  $20,345    $ 12,602
  Securities available for sale.............................       --      67,633
  Short-term investments....................................   17,506       6,100
  Accounts receivable, net of allowance for doubtful
    accounts and returns of $919 in 2000 and $1,171 in
    1999....................................................    6,887       5,404
  Income taxes receivable...................................    1,743          --
  Inventories (Note 4)......................................    8,359       5,534
  Deferred taxes--current (Note 9)..........................    3,764          --
  Other current assets......................................    1,714       1,392
  Net current assets from discontinued operations...........    3,958       5,158
                                                              -------    --------
Total current assets........................................   64,276     103,823
Property and Equipment
  Machinery and equipment...................................   13,223       7,211
  Furniture and fixtures....................................    1,573       1,364
  Leasehold improvements....................................    1,125       1,060
                                                              -------    --------
                                                               15,921       9,635
Accumulated depreciation....................................   (8,787)     (7,043)
                                                              -------    --------
                                                                7,134       2,592
Long-term investments.......................................    7,575       2,750
Goodwill and intangible assets, net (Note 4)................    7,634       3,508
Other assets................................................      361         684
Net non-current assets from discontinued operations.........    5,434       7,145
                                                              -------    --------
TOTAL ASSETS................................................  $92,414    $120,502
                                                              =======    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses (Note 4)............  $ 9,884    $ 11,901
  Deferred revenue..........................................    1,878       2,039
  Deferred taxes--current (Note 9)..........................       --      23,305
                                                              -------    --------
Total current liabilities...................................   11,762      37,245
Deferred taxes--noncurrent (Note 9).........................    1,841       1,669
Capital lease obligation....................................       24          11
Commitments and contingencies (Note 6)......................       --          --
Stockholders' Equity (Note 10):
  Preferred stock, $.01 par value:
    Authorized shares--5,000
    No shares issued and outstanding........................       --          --
  Common stock, $.01 par value:
    Authorized shares--80,000
    Issued shares--20,525 in 2000 and 18,623 in 1999
    Outstanding shares--20,485 in 2000 and 18,583 in 1999...      205         186
  Additional paid-in-capital................................   46,916      29,996
  Common stock held in Treasury, at cost--40 shares in 2000
    and 1999................................................     (362)       (362)
  Net unrealized gain on securities available for sale......       --      44,083
  Retained earnings.........................................   32,453       9,242
  Note receivable from stockholder..........................       --      (1,177)
  Foreign currency translation adjustments..................     (425)       (391)
                                                              -------    --------
Total stockholders' equity..................................   78,787      81,577
                                                              -------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $92,414    $120,502
                                                              =======    ========

                            See accompanying notes.

                      INTRUSION.COM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Net sales...................................................  $ 23,210   $  7,963   $  1,920
Cost of sales...............................................    19,009      3,877        968
                                                              --------   --------   --------
Gross profit................................................     4,201      4,086        952
Operating expenses:
  Sales and marketing.......................................    27,740     12,236     17,806
  Research and development..................................    13,073      8,171      2,847
  In-process research and development.......................        --         --      1,047
  General and administrative................................     5,865      2,466        731
  Amortization of intangibles...............................       975        547        272
                                                              --------   --------   --------
Operating loss..............................................   (43,452)   (19,334)   (21,751)
Interest income, net........................................     3,301      1,104      1,398
Other income (expense)......................................    66,335         --     (1,122)
                                                              --------   --------   --------
Income (loss) from continuing operations before income
  taxes.....................................................    26,184    (18,230)   (21,475)
Income taxes provision (benefit)............................     1,999         --     (3,104)
                                                              --------   --------   --------
Income (loss) from continuing operations....................    24,185    (18,230)   (18,371)
Income (loss) from discontinued operations, net of tax......      (974)     6,190     (7,379)
                                                              --------   --------   --------
Net income (loss)...........................................  $ 23,211   $(12,040)  $(25,750)
                                                              ========   ========   ========
Basic earnings (loss) per share, continuing operations......  $   1.23   $  (0.98)  $  (1.07)
                                                              ========   ========   ========
Diluted earnings (loss) per share, continuing operations....  $   1.18   $  (0.98)  $  (1.07)
                                                              ========   ========   ========
Basic earnings (loss) per share.............................  $   1.18   $  (0.65)  $  (1.50)
                                                              ========   ========   ========
Diluted earnings (loss) per share...........................  $   1.13   $  (0.65)  $  (1.50)
                                                              ========   ========   ========
Weighted average shares outstanding
  --Basic...................................................    19,624     18,565     17,190
                                                              ========   ========   ========
  --Diluted.................................................    20,478     18,565     17,190
                                                              ========   ========   ========

                            See accompanying notes.

                      INTRUSION.COM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
NUMBER OF SHARES -- ISSUED
  Balance, beginning of year................................    18,623    18,513      16,486
  Issuance of common stock under warrants, stock option and
    purchase plans..........................................     1,902       110         121
  Issuance of common stock for Essential Communication
    acquisition.............................................        --        --         306
  Issuance of common stock for acq. of certain assets from
    SAIC....................................................        --        --       1,600
                                                              --------   -------    --------
  Balance, end of year......................................    20,525    18,623      18,513
                                                              --------   -------    --------
NUMBER OF SHARES -- OUTSTANDING
  Balance, beginning of year................................    18,583    18,513      16,486
  Issuance of common stock under warrants, stock option and
    purchase plans..........................................     1,902       110         121
  Issuance of common stock for Essential Communication
    acquisition.............................................        --        --         306
  Repurchase of common stock into treasury..................        --       (40)         --
  Issuance of common stock for acq. of certain assets from
    SAIC....................................................        --        --       1,600
                                                              --------   -------    --------
  Balance, end of year......................................    20,485    18,583      18,513
                                                              --------   -------    --------
COMMON STOCK
  Balance, beginning of year................................  $    186   $   185    $    165
  Issuance of common stock under warrants, stock option and
    purchase plans..........................................        19         1           1
  Issuance of common stock for Essential Communication
    acquisition.............................................        --        --           3
  Issuance of common stock for acq. of certain assets from
    SAIC....................................................        --        --          16
                                                              --------   -------    --------
  Balance, end of year......................................  $    205   $   186    $    185
                                                              --------   -------    --------
ADDITIONAL PAID-IN CAPITAL
  Balance, beginning of year................................  $ 29,996   $29,551    $ 19,488
  Issuance of common stock under warrants, stock option and
    purchase plans..........................................    15,312       378         383
  Issuance of common stock for Essential Communication
    acquisition.............................................        --        --       2,941
  Issuance of common stock for acq. of certain assets from
    SAIC....................................................        --        --       6,704
  Issuance of common stock for MimeStar acquisition.........     1,000        --          --
  Tax benefit derived from exercise of employee stock
    options.................................................       608        67          35
                                                              --------   -------    --------
  Balance, end of year......................................  $ 46,916   $29,996    $ 29,551
                                                              --------   -------    --------
TREASURY SHARES
  Balance, beginning of year................................  $   (362)  $    --    $     --
  Purchase of treasury shares...............................        --      (362)         --
                                                              --------   -------    --------
  Balance, end of year......................................  $   (362)  $  (362)   $     --
                                                              --------   -------    --------
ACCUMULATED OTHER COMPREHENSIVE INCOME
  Balance, beginning of year................................  $ 43,692   $  (323)   $   (306)
  Foreign currency translation adjustment (a)...............       (34)      (68)        (17)
  Unrealized gain from securities available for sale (b)....   (44,083)   44,083          --
                                                              --------   -------    --------
  Balance, end of year......................................  $   (425)  $43,692    $   (323)
                                                              --------   -------    --------
NOTE RECEIVABLE FROM STOCKHOLDER
  Balance, beginning of year................................  $ (1,177)  $(1,189)   $     --
  Loan to stockholder.......................................        --        --      (1,265)
  Repayments on stockholder loan............................     1,177        12          76
                                                              --------   -------    --------
  Balance, end of year......................................  $     --   $(1,177)   $ (1,189)
                                                              --------   -------    --------
RETAINED EARNINGS
  Balance, beginning of year................................  $  9,242   $21,282    $ 47,032
  Net income (loss) (c).....................................    23,211   (12,040)    (25,750)
                                                              --------   -------    --------
  Balance, end of year......................................  $ 32,453   $ 9,242    $ 21,282
                                                              --------   -------    --------
TOTAL STOCKHOLDERS' EQUITY..................................  $ 78,787   $81,577    $ 49,506
                                                              ========   =======    ========
TOTAL COMPREHENSIVE INCOME (LOSS) (A+B+C)...................  $(20,906)  $31,975    $(25,767)
                                                              ========   =======    ========

                            See accompanying notes.

                      INTRUSION.COM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Operating Activities:
  Net income (loss).........................................  $23,211    $(12,040)  $(25,750)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    Sale of property and equipment..........................       --          (7)        --
    Gain on sale of available for sale securities...........  (66,355)         --         --
    Depreciation and amortization...........................    4,555       3,840      4,601
    In-process research and development.....................       --          --      3,347
    Impaired investment in affiliate........................       --          --      1,122
    Non-cash restructuring charge...........................       --          --      3,460
    Provision for deferred income taxes.....................   (4,219)        763        979
    Provision for doubtful accounts and returns.............       --          85        147
    Changes in operating assets and liabilities:
      Accounts receivable...................................   (1,483)        776      3,115
      Income tax receivable.................................   (1,571)      4,749     (1,555)
      Inventories...........................................   (1,625)     (1,430)     5,755
      Other assets..........................................        2      (1,135)       349
      Accounts payable and accrued expenses.................   (2,118)      4,201     (1,924)
      Deferred revenue......................................     (161)     (1,084)     1,061
                                                              -------    --------   --------
Net cash used in operating activities.......................  (49,764)     (1,282)    (5,293)

Investing Activities:
  Equity investment in affiliate............................       --          --     (1,250)
  Acquisitions (net of cash required).......................   (4,000)         --     (5,604)
  Proceeds from sale of property and equipment..............       --       2,611         --
  Proceeds from sale of available for sale securities.......   67,055          --         --
  Purchases of available for sale investments...............  (57,504)    (16,372)    (4,043)
  Maturities of available for sale investments..............   41,273      12,282     17,118
  Purchases of property and equipment.......................   (6,412)     (1,446)    (2,333)
                                                              -------    --------   --------
Net cash provided by (used in) investing activities.........   40,412      (2,925)     3,888

Financing Activities:
  Issuance of common stock and warrants.....................       --          --      1,500
  Note receivable secured by company's common stock.........    1,177          12     (1,189)
  Repayment of line of credit...............................       --          --       (400)
  Exercise of warrants and employee stock options...........   15,939         445        384
  Capital lease obligation..................................       13          (9)         7
  Purchase of treasury stock................................       --        (362)        --
                                                              -------    --------   --------
Net cash provided by financing activities...................   17,129          86        302
                                                              -------    --------   --------
Effect of foreign currency translation adjustment on cash
  and cash equivalents......................................      (34)        (68)       (17)
Net increase (decrease) in cash and cash equivalents........    7,743      (4,189)    (1,120)
Cash and cash equivalents at beginning of period............   12,602      16,791     17,911
                                                              -------    --------   --------
Cash and cash equivalents at end of period..................  $20,345    $ 12,602   $ 16,791
                                                              =======    ========   ========

                            See accompanying notes.

                      INTRUSION.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

    Intrusion.com, Inc. ("Intrusion.com", the "Company" or the "Registrant") develops, markets and supports a family of security software and appliances that address vital security issues facing organizations deploying business applications over the Internet or internally via Intranets. The Company currently provides e-security solutions including intrusion detection systems, security assessment systems, virtual private network appliances and firewall appliances.

    The Company markets and distributes its products through a direct sales force to end-users, distributors and by numerous domestic and international system integrators, service providers and value-added resellers. The Company's end-user customers include manufacturing, high-technology, telecommunications, retail, transportation, health care, insurance, entertainment, utilities and energy companies, government agencies, financial institutions, and academic institutions.

    The Company was organized in Texas in September 1983 and reincorporated in Delaware in October 1995. For more than 15 years, the Company provided local area networking equipment and was known as Optical Data Systems or ODS Networks. On April 17, 2000, the Company announced plans to sell, or otherwise dispose of, its networking divisions which include its Essential Communications division and its local area networking assets. In accordance with these plans, the Company has accounted for these businesses as discontinued operations. On June 1, 2000, the Company changed its name from ODS Networks, Inc. to Intrusion.com, Inc. and its NASDAQ ticker symbol from ODSI to INTZ to reflect its focus on e-security solutions.

    The Company's principal executive offices are located at 1101 E. Arapaho Road, Richardson, Texas 75081, and its telephone number is (972) 234-6400.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Intrusion.com, Inc. and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

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

RISK CONCENTRATION

    Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash-equivalents, investments and accounts receivable. The Company places its investments in U.S. government obligations, corporate securities and money market funds. Substantially

                      INTRUSION.COM, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) all of the Company's cash, cash equivalents and investments are maintained with two major financial institutions.

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

LONG-TERM INVESTMENTS

    Long-term investments consist of U.S. government and corporate obligations with maturities which range up to two years from December 31, 2000. Long-term investments are classified as available for sale. These investments are valued at market value, which approximates amortized cost. The difference between fair value and amortized cost is not material.

GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill represents the excess of purchase price and related direct costs over the value assigned to the net tangible and specifically identifiable intangible assets of businesses acquired. Goodwill is being amortized using the straight-line method over 7 years. Intangibles generally relate to software and developed technology acquired in a purchase business combination or an acquisition of assets. Intangibles are being amortized over their estimated useful lives, generally estimated at 7 years. Annual amortization expense related to goodwill and other intangible assets for the years ended
December 31, 2000 and 1999 was $1.0 million and $0.5 million, respectively.

                      INTRUSION.COM, INC. AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company assesses whether its goodwill and other intangible assets are impaired as required by Statement of Financial Accounting Standard ("SFAS")
No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSET AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, based on the evaluation of undiscounted projected cash flows through the remaining amortization period. If an impairment exists, the amount of such impairment is calculated based on the estimated fair value of the asset.

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

ACCOUNTING FOR STOCK OPTIONS

    The Company has elected to continue to follow APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, if the exercise price of an employee's stock option equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Financial Accounting Standards Board (FASB) has issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which provides for either recognition or disclosure of a hypothetical charge for stock options. The Company did not recognize any charge in its income statement, but has provided the required disclosure in Note 10.

NET INCOME PER SHARE

    The Company reports two separate earnings per share numbers, basic EPS and diluted EPS with additional disclosure made between continuing and discontinued operations. Diluted EPS includes the dilutive impact of employee stock options and warrants.

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

    The Company recognizes software revenue from the licensing of its software products in accordance with Statement of Position ("SOP") No. 97-2 "Software Revenue Recognition" and SOP 98-9 "Modification of 97-2, Software Revenue Recognition, with respect to certain transactions" whereby revenue from the licensing of the Company's products is not recognized until all four of the following have been met: i) execution of a written purchase order, license agreement or contract; ii) shipment of the product has occurred; iii) the license fee is fixed and determinable; and iv) collectibility is probable. The Company defers and recognizes maintenance and support revenue over the term of the contract period, which is generally one year.

                      INTRUSION.COM, INC. AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company has signed distribution agreements with distributors in the United States, Europe and Asia. In general, these relationships are non-exclusive. Distributors typically maintain an inventory of Intrusion.com products. Under these agreements, Intrusion.com provides certain protection to the distributors for their inventory of Intrusion.com products for price reductions as well as products that are slow-moving or have been discontinued by the Company. Recognition of sales to distributors and related gross profits are deferred until the merchandise is resold by the distributors.

ADVERTISING COSTS

    Advertising expense is charged to operations in the period in which such costs are incurred. Total advertising included in sales and marketing expenses was $1.3 million, $0.1 million and $0.4 million for the years ended
December 31, 2000, 1999 and 1998, respectively.

RESEARCH AND DEVELOPMENT COSTS

    The Company incurs research and development costs that relate primarily to the development of new security software, appliances and integrated solutions, and major enhancements to existing services and products. Research development costs are comprised primarily of salaries and related benefits expenses, contract labor and prototype and other related expenses.

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

                      INTRUSION.COM, INC. AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
RECLASSIFICATION

    Certain amounts in prior year financial statements have been reclassified to conform with current year presentation.

NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133, as amended by SFAS 138, is effective for fiscal years beginning after June 15, 2000. The adoption of SFAS 133 as of January 1, 2001 is not expected to have a material impact on the financial position or results of operations of the Company because the Company has no derivatives or hedges.

3.  BUSINESS COMBINATIONS AND ACQUISITION OF ASSETS

    On September 25, 1998, the Company completed an acquisition of certain assets from Science Applications International Corporation ("SAIC"), a privately-held company in San Diego, California. The Company acquired certain assets of the Computer Misuse and Detection System ("CMDS") Division of SAIC and certain other information security products under development. In exchange for the CMDS assets, the information security products under development and $1.5 million dollars in cash, Intrusion.com issued to SAIC 1.6 million shares of the Company's common stock and warrants to purchase an additional 1.5 million shares of its common stock. Two separate warrants each grant SAIC the right to purchase 750,000 shares of Intrusion.com common stock. The first warrant had an exercise price of $8.00 per share and a term of 18 months and was exercised on March 23, 2000. The second warrant had an exercise price of $10.50 per share and a term of 24 months and was exercised on September 22, 2000. Intrusion.com's acquisition has been accounted for as a purchase of software, in-process research and development and certain other assets. The transaction value of approximately $6.9 million less the $1.5 million cash received was allocated to the net assets acquired based on their estimated fair market value. Assets acquired included approximately $1.1 million of in-process research and development, $0.1 million of other intangible assets and approximately
$4.2 million of purchased software to be amortized over seven years on a straight-line basis. During 1998, the Company recognized a one-time charge of $0.7 million (net of taxes), or $0.04 per share, for the write-off of the acquired in-process research and development. The acquisition of certain assets of SAIC does not meet the reporting requirements for pro forma financial information.

    On September 30, 1999, the Company entered a technology licensing agreement with RSA Security Inc. ("RSA") under which the Company is the exclusive licensee of RSA's Kane Security Products in North America and Europe. The Kane Security Products include the Kane SecurityAnalyst, a security assessment tool, and the Kane Security Monitor, a host based intrusion detection tool. The Company is responsible for marketing, sales, support, maintenance and development for Kane Security software.

    On June 30, 2000, the Company acquired MimeStar, Inc. ("MimeStar"), a Virginia corporation. MimeStar developed an advanced, network based intrusion detection system called SecureNet Pro-TM-. The acquisition, accounted for using the purchase method, was affected by the merger of a wholly

                      INTRUSION.COM, INC. AND SUBSIDIARIES

3. BUSINESS COMBINATIONS AND ACQUISITION OF ASSETS (CONTINUED) owned subsidiary of the Company ("Merger Sub") with and into MimeStar, pursuant to an Agreement and Plan of Merger, by and among the Company, MimeStar, the Merger Sub and the sole stockholder of MimeStar (the "Merger"). Pursuant to the Merger, the stockholder of MimeStar received $3 million in cash with an additional $1 million in cash and 95,969 shares of the Company's common stock (which was valued at approximately $1 million on the date of the Merger) placed in escrow, payable to the stockholder of MimeStar within one year subject to indemnification and other conditions. Transaction costs for this acquisition totaled approximately $100,000. The acquisition costs of $5.1 million were capitalized as purchased software, goodwill and other intangibles and are being amortized over seven years beginning on July 1, 2000.

4.  BALANCE SHEET DETAIL (IN THOUSANDS)

INVENTORIES

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Raw materials...............................................   $1,550     $  410
Work in process.............................................    1,350        762
Finished products...........................................    4,231      3,478
Demonstration systems.......................................    1,228        884
                                                               ------     ------
Net inventory--continuing operations........................   $8,359     $5,534
                                                               ======     ======
Net inventory--discontinued operations......................   $3,958     $5,158
                                                               ======     ======

INTANGIBLE ASSETS, NET

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
CMDS purchased software.....................................  $ 4,136     $4,136
CMDS intangible asset.......................................      135        135
MimeStar goodwill...........................................      450         --
MimeStar purchased software.................................    3,610         --
MimeStar intangible asset...................................    1,040         --
                                                              -------     ------
Gross intangibles--continuing operations....................    9,371      4,271
Accumulated amortization....................................   (1,737)      (763)
                                                              -------     ------
Net intangibles--continuing operations......................  $ 7,634     $3,508
                                                              =======     ======
Net intangibles--discontinued operations....................  $ 3,935     $5,515
                                                              =======     ======

                      INTRUSION.COM, INC. AND SUBSIDIARIES

4.  BALANCE SHEET DETAIL (IN THOUSANDS) (CONTINUED)
ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Trade accounts payable......................................   $5,892    $ 8,229
Accrued sales commissions...................................      547        527
Accrued incentive bonus.....................................      100        108
Accrued vacation............................................      920        863
Accrued property taxes......................................       51        222
Accrued warranty expense....................................      475        475
Other (individually less than 5% of current liabilities)....    1,899      1,477
                                                               ------    -------
                                                               $9,884    $11,901
                                                               ======    =======

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

6.  COMMITMENTS AND CONTINGENCIES

LEASES

    The Company leases office space for its corporate headquarters in Richardson, Texas under an operating lease, the base term of which expires in February 2005, with two seven-year options to extend the term of the lease, subject to compliance with certain conditions. The Company also leases a separate warehouse facility adjacent to its headquarters under a lease which expires in June 2002. The Company leases office space in Albuquerque, New Mexico for Essential (discontinued operations) under an operating lease that expires in February 2009. The Company leases office space in San Diego, California for a portion of its security software research and development staff under an operating lease that expires in August 2002. In addition, the Company leases office space for its U.S. and international sales and engineering offices. Total rental expense of $1.9 million, $1.8 million and $2.3 million was charged to operations during 2000, 1999, and 1998, respectively.

                      INTRUSION.COM, INC. AND SUBSIDIARIES

6.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Future minimum lease payments consisted of the following on December 31, 2000 (in thousands):

                                                        CONTINUING   DISCONTINUED
                                                        OPERATIONS    OPERATIONS
                                                        ----------   ------------
2001..................................................    $1,674        $  169
2002..................................................     1,329           169
2003..................................................     1,138           169
2004..................................................       973           169
2005..................................................       149           169
Thereafter............................................        --           529
                                                          ------        ------
                                                          $5,263        $1,374
                                                          ======        ======

7.  DISCONTINUED OPERATIONS

    In the second quarter of 2000, the Company discontinued its networking operations and, accordingly, has shown the networking operations as discontinued in the accompanying financial statements. Certain prior year information has been reclassified to conform with the current presentation. While the Company does not expect a significant gain or loss from these dispositions, the Company presently cannot reasonably estimate the amount of the gain or loss. Such gain or loss, if any, will be realized at the time of final disposition.

    The following represents a summary of assets classified as discontinued operations (In thousands):

                                                                DECEMBER 31,
                                                             -------------------
                                                               2000       1999
                                                             --------   --------
Inventories, net...........................................   $3,958    $ 5,158
Property and equipment, net................................    1,499      1,629
Intangible assets, net.....................................    3,935      5,515
Other......................................................       --          1
                                                              ------    -------
                                                              $9,392    $12,303
                                                              ======    =======

                      INTRUSION.COM, INC. AND SUBSIDIARIES

7.  DISCONTINUED OPERATIONS (CONTINUED)
    The following represents a summary of net income (loss) from discontinued operations (In thousands):

                                                     2000       1999       1998
                                                   --------   --------   --------
Net Sales........................................  $16,856    $49,988    $72,690
Cost of sales....................................   10,693     28,227     49,262
                                                   -------    -------    -------
Gross profit.....................................    6,163     21,761     23,428

Operating expenses...............................    7,446     15,578     32,048
                                                   -------    -------    -------
Operating profit (loss)..........................   (1,283)     6,183     (8,620)
Other, net.......................................        1          7         --
                                                   -------    -------    -------
Income (loss) before income taxes................   (1,282)     6,190     (8,620)
Income tax benefit...............................     (308)        --     (1,241)
                                                   -------    -------    -------

Income (loss) from discontinued operations.......  $  (974)   $ 6,190    $(7,379)
                                                   =======    =======    =======

8.  EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK PURCHASE PLAN

    On April 24, 1997, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan") under which 0.5 million shares of common stock have been reserved for issuance. Eligible employees may designate not more than 10% of their compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan. The Purchase Plan was amended January 17, 2001 to increase the maximum number of shares that can be purchased per participant from 500 shares to 1,000 shares per offering. Each participant may purchase up to 2,000 shares in any one calendar year. On January 31 and July 31 of each calendar year, shares of common stock are purchased with the employees' payroll deductions over the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price on the first day of the six-month period. The Purchase Plan will terminate no later than April 24, 2007. A total of 71,163 shares have been issued under the Purchase Plan as of December 31, 2000. Subsequent to December 31, 2000, 21,615 shares of stock were issued under the Purchase Plan for an aggregate purchase price of approximately $136,000 related to the purchase period which commenced on August 1, 2000 and ended on January 31, 2001.

EMPLOYEE 401(K) PLAN

    The Company has adopted a plan known as the Intrusion.com 401(k) Savings Plan (formerly the ODS 401(k) Savings Plan) (the "Plan") to provide retirement and incidental benefits for its employees. The Plan covers substantially all employees who meet minimum age and service requirements. As allowed under
Section 401(k) of the Internal Revenue Code, the Plan provides tax deferred salary deductions for eligible employees.

    Employees may contribute from 1% to 19% of their annual compensation to the Plan, limited to a maximum amount as set by the Internal Revenue Service. The Company matches employee contributions at the rate of $0.25 per each $1.00 of contribution on the first 4% of deferred

                      INTRUSION.COM, INC. AND SUBSIDIARIES

8.  EMPLOYEE BENEFIT PLANS (CONTINUED)
compensation. Company matching contributions to the Plan were approximately $120,000, $112,000, and $119,000 in 2000, 1999 and 1998, respectively.

9.  INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2000, 1999 and 1998 are as follows (in thousands):

                                                                2000       1999
                                                              --------   --------
Deferred tax assets:
  Foreign subsidiaries net operating loss carryforward......  $   341    $    382
  Net operating loss carryover..............................    1,592       6,135
  Minimum tax credit........................................       --         410
  Book over tax depreciation................................      273         273
  Intangibles...............................................      595         501
  Equity investments........................................      458         459
  Vacation accrual..........................................      386         348
  Allowance for doubtful accounts and returns...............      413         430
  Warranty accrual..........................................      174         174
  Inventory.................................................    2,615       2,575
  Deferred revenue..........................................       --          34
  Other.....................................................      176         215
                                                              -------    --------
    Deferred tax assets.....................................    7,023      11,936
  Valuation allowance for deferred tax assets...............   (1,932)    (11,936)
                                                              -------    --------
    Deferred tax assets, net of allowance...................    5,091          --
                                                              -------    --------
Deferred tax liabilities:
  Intangibles...............................................      668         938
  Unrealized gain on securities held for sale...............       --      22,850
  Other.....................................................    2,500       1,186
                                                              -------    --------
    Total deferred tax liabilities..........................    3,168      24,974
                                                              -------    --------
Net deferred tax assets (liabilities).......................  $ 1,923    $(24,974)
                                                              =======    ========

Current deferred assets (liabilities).......................  $ 3,764    $(23,305)
Noncurrent deferred assets (liabilities)....................  $(1,841)   $ (1,669)
                                                              -------    --------
Net deferred tax assets (liabilities).......................  $ 1,923    $(24,974)
                                                              =======    ========

    Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of the future benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to recover taxes previously paid and to generate taxable income within the near to medium term. Management has considered these factors in determining the valuation allowance in 2000.

                      INTRUSION.COM, INC. AND SUBSIDIARIES

9.  INCOME TAXES (CONTINUED)
    Significant components of the provision for income taxes for the years ended 2000, 1999 and 1998 are as follows (in thousands):

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000       1999        1998
                                                              --------   ---------   --------
Income tax provision
  Federal:
    Current.................................................   $4,864    $     --    $(5,630)
    Deferred................................................   (5,270)         --      1,478
  State:
    Current.................................................      236          --        200
    Deferred................................................    1,861          --       (433)
  Foreign:
    Current.................................................       --          --         40
                                                               ------    ---------   -------
                                                               $1,691    $     --    $(4,345)
                                                               ======    =========   =======

    Income tax expense (benefit) is included in the consolidated financial statements for the years ended 2000, 1999 and 1998 are as follows (in thousands):

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000       1999        1998
                                                              --------   ---------   --------
Continuing Operations.......................................   $1,999    $     --    $(3,104)
Discontinued Operations.....................................     (308)         --     (1,241)
                                                               ------    ---------   -------
                                                               $1,691    $     --    $(4,345)
                                                               ======    =========   =======

    The reconciliation of income tax computed at the statutory rate for the years ended 2000, 1999 and 1998 are as follows (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                           ------------------------------
                                                             2000       1999       1998
                                                           --------   --------   --------
Reconciliation of income tax provision to statutory rate:
  Income tax expense (benefit) at statutory rate.........   $8,716    $(4,131)   $(10,513)
  State income taxes, net of federal income tax
  benefit................................................    1,393         --        (151)
  Utilization of NOLs and credits not previously
  benefited..............................................   (4,953)        --          --
  Increase (decrease) in valuation allowance.............   (4,373)     4,075       5,136
  In-process research and development....................       --         --         805
  Goodwill amortization..................................      164        193         132
  Minimum tax credit.....................................     (361)        --          --
  Other..................................................    1,105       (137)        246
                                                            ------    -------    --------
                                                            $1,691    $    --    $ (4,345)
                                                            ======    =======    ========

    At December 31, 2000, the Company had federal net operating loss carryforwards of $2.6 million for income tax purposes that begin to expire in 2008 and are subject to the ownership change limitations under Internal Revenue Code Section 382. The Company also has $27.0 million of state net

                      INTRUSION.COM, INC. AND SUBSIDIARIES

9.  INCOME TAXES (CONTINUED)
operating loss carryforwards. Net operating loss carryforwards of the foreign subsidiaries of $0.7 million at December 31, 2000 are available for offset only against taxable income generated by the foreign subsidiaries.

    The Company has made income tax payments of $6.2 million, $0.1 million and $0.1 million during 2000, 1999 and 1998, respectively.

10.  STOCK, STOCK OPTIONS AND WARRANTS

    On September 25, 1998, in connection with the Company's acquisition of certain assets from Science Applications International Corporation ("SAIC"), the Company issued to SAIC 1.6 million shares of the Company's common stock and warrants to purchase an additional 1.5 million shares of its common stock. Two separate warrants each grant SAIC the right to purchase 750,000 shares of its common stock. The first warrant had an exercise price of $8.00 per share and a term of 18 months. The second warrant had an exercise price of $10.50 per share and a term of 24 months. On March 23, 2000, SAIC exercised the first warrant for 750,000 at an exercise price of $8.00 per share. On September 22, 2000, SAIC exercised the remaining 750,000 shares at an exercise price of $10.50 per share.

    On May 7, 1998, in connection with the Company's acquisition of Essential, the Company issued approximately 306,000 shares of the Company's common stock for all outstanding shares of Essential capital stock, and the Company issued approximately 104,000 stock options in exchange for all unexpired and unexercised options to acquire Essential capital stock. At December 31, 2000, there are 27,543 options outstanding from the Essential assumed options.

    At December 31, 2000, the Company has four stock-based compensation plans, which are described below. These plans were developed to retain and attract key employees and directors.

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

    In 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan") which provides for the issuance of up to 1.6 million shares of common stock upon exercise of options granted pursuant to the 1995 Plan. On April 19, 2000, the stockholders approved a 850,000 share increase to the 1995 Plan, which increased the overall shares available for issuance pursuant to the plan to 2,450,000 shares. The 1995 Plan provides for the issuance of both non-qualified and incentive stock options to employees, officers, and employee-directors of the Company.

    In 1995, the Company adopted the 1995 Non-employee Director Stock Option Plan (the "1995 Non-employee Director Plan") which provides for the issuance of up to 160,000 shares of common stock upon exercise of options granted pursuant to the 1995 Non-employee Director Plan. The Plan provides for the issuance of non-qualified stock options to non-employee directors.

                      INTRUSION.COM, INC. AND SUBSIDIARIES

10.  STOCK, STOCK OPTIONS AND WARRANTS (CONTINUED)
    In 2000, 1995 and 1994, options to purchase 20,000 shares, 60,000 shares, and 12,000 shares, respectively, were granted to directors. The terms and exercise prices of these options are similar to the incentive stock options.

    Common shares reserved for future issuance under all of the stock option plans and employee stock purchase plans total approximately 3 million shares at December 31, 2000.

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

    A summary of the Company's stock option activity and related information for the years ended December 31, 2000, 1999 and 1998, is as follows:

                                                    2000                     1999                     1998
                                           ----------------------   ----------------------   ----------------------
                                                         WEIGHTED                 WEIGHTED                 WEIGHTED
                                            NUMBER OF    AVERAGE     NUMBER OF    AVERAGE     NUMBER OF    AVERAGE
                                           OPTIONS (IN   EXERCISE   OPTIONS (IN   EXERCISE   OPTIONS (IN   EXERCISE
                                           THOUSANDS)     PRICE     THOUSANDS)     PRICE     THOUSANDS)     PRICE
                                           -----------   --------   -----------   --------   -----------   --------
Outstanding at beginning of year.........     1,454       $7.83        1,683       $7.53         1,572      $14.34
Granted..................................     1,087       11.60          479        4.95         2,358        4.36
Exercised................................      (275)       4.47          (91)       3.26          (101)       2.69
Cancelled................................      (677)      10.10         (617)       6.77        (2,146)       9.76
                                              -----                    -----                    ------
Outstanding at end of year...............     1,589       10.03        1,454        7.83         1,683        7.53
                                              =====                    =====                    ======
Options exercisable at end of year.......       454                      551                       535

    Information related to stock options outstanding at December 31, 2000, is summarized below:

                                         OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                             --------------------------------------------   -------------------------
                                                  WEIGHTED       WEIGHTED                    WEIGHTED
                             OUTSTANDING AT       AVERAGE        AVERAGE    EXERCISABLE AT   AVERAGE
                              12/31/00 (IN       REMAINING       EXERCISE    12/31/00 (IN    EXERCISE
  RANGE OF EXERCISE PRICES     THOUSANDS)     CONTRACTUAL LIFE    PRICE       THOUSANDS)      PRICE
  ------------------------   --------------   ----------------   --------   --------------   --------
  1.88$- $ 7.50......              597         7.77 years         $ 4.38          271         $ 3.82
  8.00 - 12.81.......              600         9.08 years          10.46           25           8.42
  13.00 - 31.25......              392         6.28 years          17.96          158          20.86
                                 -----                                            ---
                                 1,589         7.90 years          10.03          454          10.00
                                 =====                                            ===

    SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, requires the disclosure of pro forma net income and earnings per share information computed as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method set

                      INTRUSION.COM, INC. AND SUBSIDIARIES

10. STOCK, STOCK OPTIONS AND WARRANTS (CONTINUED) forth in SFAS 123. The fair value for these options was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                         EMPLOYEE STOCK OPTIONS
                                                                  ------------------------------------
                                                                    2000          1999          1998
                                                                  --------      --------      --------
Expected dividend yield.....................................         0.0%          0.0%          0.0%
Risk-free interest rate.....................................         6.7%          5.5%          4.8%
Expected volatility.........................................       120.0%         70.0%         70.0%
Expected life (in years)....................................         2.0           2.0           2.0

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

    Information relating to the fair value of option grants made during 2000, 1999 and 1998 is as follows:

                                                                2000       1999       1998
                                                              --------   --------   --------
Options granted (all with exercise price equal to fair value of common stock):
  Number of options (in thousands)..........................    1,087       479      2,358
  Weighted average exercise price per share.................   $11.60     $4.95      $4.36
  Weighted average fair value of stock options grants per
    Black-Sholes option valuation model.....................   $ 8.40     $2.44      $2.24

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. For purposes of pro forma disclosure, the Company assumed that it would not receive a tax deduction or tax benefit for financial reporting purposes related to incentive stock options. In management's opinion, the pro forma disclosure is not necessarily indicative of the net financial effect, assuming the Company was required to expense the fair value of employee stock options, because an incentive stock option often generates a tax deduction for the Company whereby the stock option holder does not comply with the holding period requirements under applicable tax laws. The Company's pro forma information follows (in thousands, except earnings per share information):

                                                                2000       1999       1998
                                                              --------   --------   --------
Pro forma net income (loss).................................  $20,511    $(12,884)  $(27,201)
Pro forma earnings per share................................  $  1.00    $  (0.69)  $  (1.58)

                      INTRUSION.COM, INC. AND SUBSIDIARIES

11.  EARNINGS PER SHARE

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Numerator:
Net income (loss)...........................................  $23,211    $(12,040)  $(25,750)
                                                              -------    --------   --------
Numerator for basic and diluted earnings per share..........  $23,211    $(12,040)  $(25,750)
Income (loss) from continuing operations....................  $24,185    $(18,230)  $(18,371)
                                                              -------    --------   --------
Numerator for basic and diluted earnings per share,
  continuing operations.....................................  $24,185    $(18,230)  $(18,371)
Denominator:
Denominator for basic earnings per share--weighted average
  common shares outstanding.................................   19,624      18,565     17,190
Effect of dilutive securities:
  Stock options and warrants................................      854          --         --
                                                              -------    --------   --------
Denominator for diluted earnings per share--adjusted
  weighted average common shares outstanding................   20,478      18,565     17,190
                                                              =======    ========   ========
Basic earnings (loss) per share, continuing Operations......  $  1.23    $  (0.98)  $  (1.07)
                                                              =======    ========   ========
Diluted earnings (loss) per share, continuing Operations....  $  1.18    $  (0.98)  $  (1.07)
                                                              =======    ========   ========
Basic earnings (loss) per share.............................  $  1.18    $  (0.65)  $  (1.50)
                                                              =======    ========   ========
Diluted earnings (loss) per share...........................  $  1.13    $  (0.65)  $  (1.50)
                                                              =======    ========   ========

    Total stock options and warrants outstanding in 2000, 1999 and 1998 that are not included in the diluted earnings per share computation due to the antidilutive effect are 378 thousand, 3 million, and 3.2 million, respectively. Such options are excluded due to the Company incurring a net loss per share in that year or due to exercise prices exceeding the average market value of the Company's common stock in the applicable period.

12.  OTHER INCOME

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

                      INTRUSION.COM, INC. AND SUBSIDIARIES

13.  MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

    The Company's continuing operations are concentrated in one segment--the design, development, marketing and support of data security via a suite of security software and appliances. Sales to customers exceeding 10% of total sales were as follows: 2000--$3.3 million to iGov.com and $5.6 million to TRW; 1999--$1.7 million to iGov.com, $0.9 million to AT&T, $1.3 million to Federal Data and $1.0 million to Comstor; 1998--$0.3 million to NCR and $0.2 million to Concentric.

    Export sales, primarily to Europe, Asia, Latin America and Canada, were $4.5 million in 2000, $1.1 million in 1999 and $0.5 million in 1998. No significant long-lived assets were deployed outside of the United States.

14.  SUBSEQUENT EVENTS

    In January 2001, the Company announced an agreement to sell its IS (Infinite Switch) 6000 discontinued product line to Shanghai Video and Audio Electronics Co., Ltd. ("SVA"). Under the agreement, all existing IS 6000 inventory, design specifications, manufacturing documentation and equipment are to be acquired by SVA. Additionally, Intrusion.com will provide technical support to SVA for 12 months. Under the terms of the agreement, subject to appropriate government approval, Intrusion.com will receive $6 million in the first quarter of 2001.

    In January 2001, the Company announced an agreement to establish a joint venture with SVA. The new venture, Shanghai SVA Intrusion.com Joint Venture ("SVA/Intrusion.com JV) will manufacture, market, distribute and sell Intrusion.com products in China (PRC Mainland) under an exclusive multi-year licensing agreement. Subject to appropriate government approvals, the joint venture will be established in the first quarter of 2001 and under terms of the Agreement, Intrusion.com will receive $4.75 million in the first half of 2001.

                          SUPPLEMENTAL FINANCIAL DATA

SUMMARIZED QUARTERLY DATA (UNAUDITED)
  (In thousands, except per share amounts)

                                                                          2000
                                                  ----------------------------------------------------
                                                   Q1(1)        Q2         Q3         Q4       TOTAL
                                                  --------   --------   --------   --------   --------
Continuing Operations:
Revenue.........................................  $ 6,997    $ 5,123    $ 6,456    $ 4,634    $23,210
Gross profit(2).................................    1,965        773      1,410         53      4,201
Net income (loss)...............................   46,379     (7,027)    (7,066)    (8,101)    24,185
Net income (loss) per share--Basic..............     2.48      (0.36)     (0.36)     (0.40)      1.23
Net income (loss) per share--Diluted............     2.48      (0.36)     (0.36)     (0.40)      1.18
Discontinued Operations:
Income (loss), net of tax.......................     (240)       154       (486)      (402)      (974)
Net income (loss) per share--Basic..............    (0.01)      0.01      (0.02)     (0.02)     (0.05)
Net income (loss) per share--Diluted............    (0.01)      0.01      (0.02)     (0.02)     (0.05)

                                                                          1999
                                                  ----------------------------------------------------
                                                     Q1         Q2         Q3         Q4       TOTAL
                                                  --------   --------   --------   --------   --------
Continuing Operations:
Revenue.........................................  $   423    $ 2,953    $ 1,192    $ 3,395    $ 7,963
Gross profit(2).................................      266      1,396        644      1,780      4,086
Net loss........................................   (4,406)    (3,422)    (5,087)    (5,315)   (18,230)
Net loss per share--basic.......................    (0.24)     (0.18)     (0.27)     (0.29)     (0.98)
Net loss per share--diluted.....................    (0.24)     (0.18)     (0.27)     (0.29)     (0.98)
Discontinued Operations:
Income (loss), net of tax.......................    2,158      3,568      1,228       (764)     6,190
Net income (loss) per share--Basic..............     0.12       0.19       0.07      (0.04)      0.33
Net income (loss) per share--Diluted............     0.12       0.19       0.07      (0.04)      0.33

------------------------

(1) The results for the first quarter of 2000 include a $66.4 million pre-tax gain realized on the sale of Alteon WebSystems, Inc. common stock.

(2) Gross profit is impacted by several factors, including shifts in product mix, changes in channels of distribution, sales volume, fluctuations in manufacturing costs, pricing strategies, and fluctuations in sales of integrated third-party products. Gross profit decreased, as a percentage of net sales, from 1999 to 2000 primarily due to an increase in the Company's operations infrastructure, which includes operations management, supply chain management, purchasing, quality, order entry, planning and other related functions as well as certain period costs associated with starting up new products and processes.

                                  SCHEDULE II

                     INTRUSION.COM, INC, AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                (IN THOUSANDS)


                                    Balance      Charged to                                   Balance
                                    at beg.      costs and                   Additions       at end of
                                   of period      expense      Transfers    (Deductions)      period
                                   ---------      -------      ---------    ------------      ------
Year ended December 31, 1998
Deducted from a sset accounts:
  Allowance for doubtful accounts
   and returns                      $    758     $     146     $    74(2)   $   (98)(1)      $    880

Year ended December 31, 1999
Deducted from asset accounts:
  Allowance for doubtful accounts
   and returns                      $    880     $      85     $     -      $   206 (3)      $  1,171

Year ended December 31, 2000
Deducted from asset accounts:
  Allowance for doubtful accounts
   and returns                      $  1,171     $       -     $     -      $  (252)(1)      $    919



(1) Uncollectible accounts written off.

(2) Reserves related to acquisition of Essential Communication Corporation.

(3) Unapplied cash, net of write-offs.