Form 10-Q
period 2001-03-31
INTRUSION COM INC
filed 2001-05-15
CIK 736012

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

                 For the quarterly period ended March 31, 2001

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

                                (972) 234-6400
             -----------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
                 ---------------------------------------------
                  Former name, if changed since last report)

                              * * * * * * * * * *

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes _X_ No ___

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, on April 30, 2001 was 20,532,894.

--------------------------------------------------------------------------------

                              INTRUSION.COM, INC.

                                     INDEX

                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2001 and
         December 31, 2000  . . . . . . . . . . . . . . . . . . . . . . .    3

Condensed Consolidated Statements of Operations for the three months
         ended March 31, 2001 and March 31, 2000. . . . . . . . . . . . .    4

Condensed Consolidated Statements of Cash Flows for the three months
         ended March 31, 2001 and March 31, 2000  . . . . . . . . . . . .    5

Notes to Condensed Consolidated Financial Statements  . . . . . . . . . .    6-9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations  . . . . . . . . . . . . . . . . . . .    10-18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk . . .    19


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .    20

Signature Page  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                      INTRUSION.COM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except par value amounts)

                                                                      Mar 31,         Dec 31,
                              ASSETS                                   2001            2000
                                                                    -----------      --------
Current Assets:                                                     (Unaudited)
  Cash and cash equivalents                                          $ 22,270        $ 20,345
  Short-term investments                                               18,021          17,506
  Accounts receivable, less of allowance of $1,144 in 2001
    and $919 in 2000 for doubtful accounts and returns                  7,746           6,887
  Income taxes receivable                                               2,560           1,743
  Inventories, net                                                      5,387           8,359
  Other assets                                                          2,116           1,714
  Deferred tax asset                                                        -           3,764
  Net current assets - discontinued operations                          2,310           3,958
                                                                     --------        --------
Total current assets                                                   60,410          64,276
Property and equipment, net                                             6,449           7,134
Long-term investments                                                   6,257           7,575
Intangible assets, net                                                  7,299           7,634
Other assets                                                              276             361
Net noncurrent assets - discontinued operations                         2,165           5,434
                                                                     --------        --------
TOTAL ASSETS                                                         $ 82,856        $ 92,414
                                                                     ========        ========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                              $ 14,160        $  9,884
  Deferred revenue                                                      2,341           1,878
                                                                     --------        --------
Total current liabilities                                              16,501          11,762
Deferred tax liability - noncurrent                                         -           1,841
Capital lease obligation                                                   24              24
Stockholders' Equity:
  Preferred stock, $.01 par value, authorized
    shares - 5,000, no shares issued and outstanding                        -               -
  Common stock, $.01 par value, authorized shares - 80,000
    Issued shares - 20,572 in 2001 and 20,525 in 2000
    Outstanding shares - 20,532 in 2001 and 20,485 in 2000                206             205
  Common stock held in treasury, at cost - 40 shares                     (362)           (362)
  Additional paid-in capital                                           47,129          46,916
  Retained earnings                                                    19,848          32,453
  Foreign currency translation adjustment                                (490)           (425)
                                                                     ---------       --------
Total stockholders' equity                                             66,331          78,787
                                                                     --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 82,856        $ 92,414
                                                                     ========        ========

                             See accompanying notes.

                      INTRUSION.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                  Three Months Ended
                                              -------------------------
                                               Mar 31,           Mar 31,
                                                2001              2000
                                              --------          -------
Net Sales                                     $  5,318          $ 6,996

Cost of sales                                    4,499            5,032
                                              --------          -------

Gross profit                                       819            1,964

Operating expenses:
 Sales and marketing                             8,008            5,411
 Research and development                        4,282            2,959
 General and administrative                      1,807            1,213
 Amortization of intangibles                       335              153
                                              --------          -------

Operating loss                                 (13,613)          (7,772)

Interest income, net                               711              408
Other income                                        33           66,353
                                              --------          -------

Income (loss) before income taxes              (12,869)          58,989

Income tax (benefit) expense                    (1,036)          12,603
                                              --------          -------

Income (loss) from continuing operations       (11,833)          46,386
Loss from discontinued
 operations, net of tax                           (772)            (245)
                                              --------          -------

Net income (loss)                             $(12,605)         $46,141
                                              ========          =======

Basic earnings (loss) per
 share, continuing operations                 $  (0.58)         $  2.48
                                              ========          =======
Diluted earnings (loss) per
 share, continuing operations                 $  (0.58)         $  2.28
                                              ========          =======

Basic earnings (loss) per  share
                                              $  (0.61)         $  2.46
                                              ========          =======
Diluted earnings (loss) per share
                                              $  (0.61)         $  2.27
                                              ========          =======

Weighted average common shares outstanding      20,516           18,736
                                              ========          =======
Weighted average shares outstanding
 assuming dilution                              20,516           20,331
                                              ========          =======

                             See accompanying notes.

                      INTRUSION.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                Three Months Ended
                                                           ---------------------------
                                                            Mar 31,            Mar 31,
                                                             2001               2000
                                                           ---------          --------
Operating Activities:
Income (loss) from continuing operations                   $ (11,833)         $ 46,386
Adjustments to reconcile income (loss) from
  continuing operations to net cash used in operating
  activities of continuing operations:
  Gain on sale of available for sale security                      -           (66,355)
  Depreciation and amortization                                1,216             1,602
  Deferred income tax (benefit) expense                        1,923            (3,115)
Changes in operating assets and liabilities:
  Accounts receivable                                           (223)           (4,966)
  Income taxes receivable                                       (817)                -
  Inventories                                                    559            (4,439)
  Other assets                                                  (317)             (142)
  Accounts payable and accrued expenses                        1,037              (549)
  Income taxes payable                                             -            14,605
  Deferred revenue                                               463               888
                                                           ---------          --------
Net cash used in operating activities of continuing
  operations                                                  (7,992)          (16,085)
                                                           ---------          --------
Investing Activities:
  Proceeds from sale of available for sale security                -            67,055
  Purchases of available for sale investments                 (6,627)          (28,718)
  Maturities of available for sale investments                 7,430             1,500
  Purchases of property and equipment                           (196)             (673)
                                                           ---------          --------
Net cash provided by investing activities of
  continuing operations                                          607            39,164
                                                           ---------          --------
Financing Activities:
  Exercise of warrants and employee stock options                214             6,937
  Payments on stockholder loan                                     -             1,177
                                                           ---------          --------
Net cash provided by financing activities of
  continuing operations                                          214             8,114
                                                           ---------          --------
Effect of foreign currency translation adjustments
  on cash and cash equivalents                                   (71)                -
Net cash provided by (used in) discontinued
  Operations                                                   9,167              (245)
                                                           ---------          --------
Net increase in cash and cash equivalents                      1,925            30,948
Cash and cash equivalents at beginning of period              20,345            12,602
                                                           ---------          --------
Cash and cash equivalents at end of period                 $  22,270          $ 43,550
                                                           =========          ========

                             See accompanying notes.

                      INTRUSION.COM, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. Description of Business

         We develop, market and support a family of security software and appliances that address vital security issues facing organizations deploying business applications over the Internet or internally via Intranets. We currently provide electronic security solutions, or e-security, including intrusion detection systems, security assessment systems, virtual private network appliances and firewall appliances.

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

         Our company was organized in Texas in September 1983 and reincorporated in Delaware in October 1995. For more than 15 years, we provided local area networking equipment and were known as Optical Data Systems or ODS Networks. On April 17, 2000, we announced plans to sell, or otherwise dispose of, our networking divisions which include our Essential Communications division ("Essential") and our local area networking assets. In accordance with these plans, we have accounted for these businesses as discontinued operations. On June 1, 2000, we changed our name from ODS Networks, Inc. to Intrusion.com, Inc. and our NASDAQ ticker symbol from ODSI to INTZ to reflect our focus on e-security solutions.

         Our principal executive offices are located at 1101 E. Arapaho Road, Richardson, Texas 75081, and our telephone number is (972) 234-6400. References to "we", "us", "our" or "Intrusion.com" refer to Intrusion.com, Inc. and its subsidiaries.

2. Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The December 31, 2000 balance sheet was derived from audited financial statements, but does not include all the disclosures required by generally accepted accounting principles. However, we believe that the disclosures are adequate to make the information presented not misleading. In our opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The results of operations for the three-month period ending March 31, 2001 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000. Certain prior year information has been reclassified to conform with current year presentation.

3. Disposition of Discontinued Operations

         In January 2001, we announced an agreement to sell our discontinued IS (Infinite Switch) 6000 product line to Shanghai Video and Audio Electronics Co., Ltd. ("SVA") for $6 million. Under the agreement, all existing IS 6000 inventory, design specifications, manufacturing documentation and equipment were acquired by SVA. Additionally, we will provide technical support to SVA for 12 months. We received $5.4 million of the purchase price in January 2001 and the remaining $0.6 million in April 2001.

4. Establishment of Joint Venture

         In January 2001, we announced an agreement to establish a joint venture with SVA. The new venture, SVA-Intrusion.com Co. Ltd., will manufacture, market, distribute and sell our security products in China (PRC Mainland) under an exclusive multi-year licensing agreement. Under terms of the agreement, we transferred certain technology and SecureCom inventory in exchange for $4.8 million and a 30% interest in cumulative profits generated, if any, by the joint venture. We received the $4.3 million fee, net of withholding taxes, in March 2001.

         Due to the interrelationship of the agreements governing the sale of IS 6000 product line and the creation of the joint venture, we accounted for both agreements within our discontinued operations.

5. Inventories (In thousands)

   Inventories consist of:                                         March 31,          December 31,
                                                                     2001                2000
                                                                 -----------          -----------
                                                                 (Unaudited)
   Raw materials                                                  $  1,224             $  1,550
   Work in progress                                                    197                1,350
   Finished goods                                                    2,695                4,231
   Demonstration systems                                             1,271                1,228
                                                                  --------             --------
   Net inventory - continuing operations                          $  5,387             $  8,359
                                                                  ========             ========
   Net inventory - discontinued operations                        $  2,310             $  3,958
                                                                  ========             ========

6. Income Taxes

         Our effective tax rate for the quarter ended March 31, 2001 was 8.0%. The effective tax rate for the three months ended March 31, 2001 varied from the U.S. statutory rate primarily due to the increase in the valuation allowance for deferred tax assets which recognizes that tax benefits associated with a significant portion of our operating losses may not be realized. Without such changes to the valuation allowance, the Company's effective tax rate for the quarter ended March 31, 2001 would have been 38%.

7. Earnings per Share (In thousands, except per share amounts)(Unaudited)

                                                                                       Three Months Ended
                                                                                 ----------------------------
                                                                                 March 31,           March 31,
                                                                                   2001                2000
                                                                                 --------            --------
Numerator:
Net income (loss) and numerator for basic and diluted earnings per share         $(12,605)           $ 46,141
                                                                                 ========            ========
Income (loss) from continuing operations and numerator for basic and
diluted earnings per share, continuing operations                                $(11,833)           $ 46,386
                                                                                 ========            ========
Denominator:
Denominator for basic earnings per share - weighted
  average common shares outstanding                                                20,516              18,736
Effect of dilutive securities:
  Stock options and warrants                                                            -               1,595
                                                                                 --------            --------
Denominator for diluted earnings per share -
  adjusted weighted average common shares
  outstanding                                                                    $ 20,516            $ 20,331
                                                                                 ========            ========
Basic earnings (loss) per share, continuing
  Operations                                                                     $  (0.58)           $   2.48
                                                                                 ========            ========
Diluted earnings (loss) per share, continuing
  Operations                                                                     $  (0.58)           $   2.28
                                                                                 ========            ========
Basic earnings (loss) per share                                                  $  (0.61)           $   2.46
                                                                                 ========            ========
Diluted earnings (loss) per share                                                $  (0.61)           $   2.27
                                                                                 ========            ========

         Total stock options outstanding at March 31, 2001 and March 31, 2000 that are not included in the diluted earnings per share computation due to the antidilutive effect are 2.2 million and 235 thousand, respectively. Such options are excluded due to either a net loss per share or due to exercise prices exceeding the average market value of our common stock in the applicable period.

8. Comprehensive Income

         Comprehensive income (loss) for the three months ended March 31, 2001 and 2000 was $(12,670) thousand and $2,058 thousand, respectively. The difference between net loss of $(12,605) thousand for the three months ended March 31, 2001 relates to foreign currency translation adjustments of $65 thousand. The difference between net income of $46,141 thousand for the three months ended March 31, 2000 relates to the realization of the unrealized gain on available for sale securities of $44,083 thousand.

9. Discontinued Operations

         In the second quarter of 2000, we discontinued our networking operations and accordingly have shown the networking operations as discontinued in the accompanying financial statements. Certain prior year information has been reclassified to conform with the current presentation. While we do not expect a significant gain or loss from these dispositions, we cannot reasonably estimate the amount of the gain or loss. Such gain or loss, if any, will be realized in the quarter of final disposition.

         During the first quarter of 2001, we closed the sale of our legacy local area networking business by selling our Infinite Switch 6000 product line to SVA, generating a gain of $2.4 million. The gain of $2.4 million was offset by a corresponding reduction in the estimated realizable value of remaining intangible assets of our discontinued operations. We still have one local area networking division remaining, Essential, that is currently being accounted for as discontinued operations.

         The following represents a summary of assets classified as discontinued operations (In thousands):

Discontinued assets consist of:                              March 31,          December 31,
                                                               2001                 2000
                                                            -----------         -----------
                                                            (Unaudited)
Inventories, net                                             $  2,310             $  3,958
Property and equipment, net                                       814                1,499
Intangible assets, net                                          1,351                3,935
                                                             --------             --------
                                                             $  4,475             $  9,392
                                                             ========             ========

         The following represents a summary of net loss from discontinued operations (In thousands)(Unaudited):

                                                                  Three Months Ended
                                                              -------------------------
                                                               Mar. 31,         Mar. 31,
                                                                 2001            2000
                                                              ---------         -------
Net Sales                                                     $   1,397         $ 5,961
Cost of sales                                                       837           3,751
                                                              ---------         -------
Gross profit                                                        560           2,210

Operating expenses                                                1,388           2,544
                                                              ---------         -------
Operating loss                                                     (828)           (334)

Other, net                                                           (1)              -
                                                              ---------         -------
Loss before income taxes                                           (829)           (334)

Income tax benefit                                                  (57)            (89)
                                                              ---------         -------

Loss from discontinued operations                             $    (772)        $  (245)
                                                              =========         =======

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

OVERVIEW

         We develop, market and support a family of security software and appliances that address vital security issues facing organizations deploying business applications over the Internet or internally via Intranets. We currently provide e-security solutions including intrusion detection systems, security assessment systems, virtual private network appliances and firewall appliances. On June 1, 2000, we changed our name from ODS Networks, Inc. to Intrusion.com, Inc. and our NASDAQ ticker symbol from ODSI to INTZ to reflect our focus on e-security solutions. During the second quarter of 2000, we announced our plan to sell, or otherwise dispose of, our networking divisions which includes our Essential Communications division and our local area networking assets and began accounting for these networking divisions as discontinued operations. Given our change in strategy, our results of operations prior to 2001 do not necessarily reflect our current business.

         The following management's discussion and analysis of financial condition and results of operations pertains only to our continuing operations unless otherwise disclosed. Certain prior year information has been reclassified to conform with the current presentation.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales. The period to period comparison of financial results is not necessarily indicative of future results.

                                                                          Three Months Ended
                                                                       ----------------------
                                                                       Mar. 31,       Mar. 31,
                                                                         2001           2000
                                                                       -------        -------
Net Sales                                                               100.0%         100.0%
Cost of sales                                                            84.6           71.9
                                                                       -------        -------
Gross profit                                                             15.4           28.1
Operating expenses:
  Sales and marketing                                                   150.6           77.3
  Research and development                                               80.5           42.3
  General and administrative                                             34.0           17.3
  Amortization of intangibles                                             6.3            2.3
                                                                       -------        -------
Operating loss                                                         (256.0)        (111.1)

Interest income, net                                                     13.4            5.8
Other income                                                              0.6          948.5
                                                                       -------        -------
Income (loss) before income taxes                                      (242.0)         843.2

Income tax (benefit) expense                                            (19.5)         180.1
                                                                       -------        -------

Income (loss) from continuing operations                               (222.5)         663.1
Income (loss) from discontinued
 operations, net of tax                                                 (14.5)          (3.5)
                                                                       -------        -------

Net income (loss)                                                      (237.0)         659.6
                                                                       =======        =======



                                                                          Three Months Ended
                                                                       ----------------------
                                                                       Mar. 31,       Mar. 31,
                                                                         2001           2000
                                                                       -------        -------
Domestic sales                                                           78.3%          91.8%
Export sales to:
  Europe                                                                 13.0            1.8
  Canada                                                                  3.2            0.7
  Asia                                                                    4.9            4.9
  Latin America                                                           0.6            0.8
                                                                       -------        -------

Net sales                                                               100.0%         100.0%
                                                                       =======        =======

         NET SALES. Net sales for the quarter ended March 31, 2001 decreased to $5.3 million, compared to $7.0 million for the same period of 2000, as more than 50% of the revenue recognized in the first quarter of 2000 came from one large nonrecurring government order.

         EXPORT SALES. Export sales for the quarter ended March 31, 2001 increased to $1.1 million, compared to $0.6 million for the same period of 2000 as the security market continued to grow internationally. Though we expect increased sales from export sales going forward, such export sales may vary as a percentage of net sales in the future.

         CONCENTRATION OF SALES. Sales to TRW Systems & Information Technology ("TRW") were 13.0% for the quarter ended March 31, 2001, compared to 61.9% for the same period of 2000. Sales to Lockheed Martin Federal Systems ("Lockheed Martin") were 11.8% for the quarter ended March 31, 2001, compared to 0.2% for the same period of 2000. In addition, a portion of our sales to TRW, Lockheed Martin and other corporations were for products resold by those organizations to various agencies of the U.S. Government.

         GROSS PROFIT. Gross profit decreased to $0.8 million or 15.4% of net sales for the quarter ended March 31, 2001 compared to $2.0 million or 28.1% of net sales for the quarter ended March 31, 2000. This decrease is primarily due to a reduced sales volume coupled with an increase in our operations infrastructure, which includes operations management, supply chain management, purchasing, quality, order entry, planning and other related functions as well as certain period costs associated with starting up new products and processes.

         Gross profit as a percentage of net sales is impacted by several factors, including shifts in product mix, changes in channels of distribution, sales volume, fluctuations in manufacturing costs, pricing strategies, and fluctuations in sales of integrated third-party products.

         SALES AND MARKETING. Sales and marketing expenses increased to $8.0 million or 150.6% of net sales for the quarter ended March 31, 2001, compared to $5.4 million or 77.3% of net sales for the quarter ended March 31, 2000. Sales and marketing expenses increased in the three-month period ended March 31, 2001, compared to the same period of 2000, as we expanded our security sales and marketing force during 2000. In early April 2001, we reorganized our sales and marketing departments and, as such, expect sales and marketing expenses to decline in the second and third quarters, sequentially, when compared with the first quarter of 2001. Sales and marketing expenses may vary as a percentage of net sales in the future.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased to $4.3 million or 80.5% of net sales for the quarter ended March 31, 2001, compared to $3.0 million or 42.3% of net sales for the quarter ended March 31, 2000. Research and development costs are expensed in the period incurred. Research and development expenses increased in the three months ended March 31, 2001, compared to the same periods of 2000, as we continued to increase our research and development efforts on our security products. It is expected that research and development expenses will decrease in the second and third quarters of 2001, sequentially, when compared to the first quarter of 2001. Research and development expenses may vary as a percentage of net sales in the future.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $1.8 million or 34.0% of net sales for the quarter ended March 31, 2001, compared to $1.2 million or 17.3% of net sales for the quarter ended March 31, 2000. General and administrative expenses increased in the first quarter of 2001 compared to the first quarter of 2000 primarily due to:
1) fewer general and administrative costs allocated to discontinued operations and 2) additional costs related to various company-wide initiatives. It is expected that general and administrative expenses will decrease in the second and third quarters of 2001, sequentially, when compared to the first quarter of 2001. General and administrative expense may vary as a percentage of net sales in the future.

         AMORTIZATION. Amortization expenses increased to $0.3 million or 6.3% of net sales for the quarter ended March 31, 2001 compared to $0.2 million or 2.2% of net sales for the quarter ended March 31, 2000. Amortization expenses increased in the three-month period ended March 31, 2001, compared to the same period in 2000, primarily as a result of amortization of the acquisition costs incurred with the purchase of MimeStar, Inc. on June 30, 2000. The amortization expense in total is associated with the amortization of intangible assets related to the acquisition of certain assets and intellectual property from Science Applications International Corporation in the quarter ending September 30, 1998 and the MimeStar acquisition.

         INTEREST. Net interest income increased to $0.7 million for the quarter ended March 31, 2001, compared to $0.4 million for the same period in 2000. Net interest income increased primarily due to the additional cash balance resulting from proceeds of the sale of part of our discontinued local area networking business and creation of a joint venture in China (see notes 3 and 4 of notes to condensed consolidated financial statements) in the first quarter of 2001 and the sale of our common stock of Alteon WebSystems in the first quarter of 2000. We expect net interest income to decrease in the quarter ended June 30, 2001 due to decreased cash balances resulting from operating losses. Net interest income may vary in the future based on the Company's cash flow and rate of return on investments.

         INCOME TAXES. The Company's effective tax rate for the quarter ended March 31, 2001 was 8.0%, compared to 21.3% for the quarter ended March 31, 2000. The effective tax rate for the three months ended March 31, 2001 varied from the U.S. statutory rate primarily due to the increase in the valuation allowance for deferred tax assets which recognizes that tax benefits associated with a significant portion of our operating losses may not be realized. Without such changes to the valuation allowance, the Company's effective tax rate for the quarter ended March 31, 2001 would have been 38%.

         EARNINGS PER SHARE. Earnings per share is calculated in accordance with Financial Accounting Standards No. 128, "Earnings Per Share". This method requires calculation of both basic earnings per share and earnings per share, assuming dilution both for net income (loss) and income (loss) from continuing operations. Basic earnings per share excludes the dilutive effect of common stock equivalents such as stock options and warrants, while earnings per share, assuming dilution, includes such dilutive effects. Future weighted-average shares outstanding calculations will be impacted by the following factors: (i) the ongoing issuance of common stock associated with stock option exercises; (ii) the issuance of common stock associated with our employee stock purchase program; (iii) any fluctuations in our stock price, which could cause changes in the number of common stock equivalents included in the earnings per share assuming dilution computation; and (iv) the issuance of common stock to effect business combinations should we enter into such transactions.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal source of liquidity at March 31, 2001 is $22.3 million of cash and cash equivalents, $18.0 million of short-term investments and $6.3 million of investments with a stated maturity beyond one year. As of March 31, 2001, excluding discontinued operations, working capital was $41.6 million compared to $48.6 million as of December 31, 2000.

         Cash used in continuing operations for the three months ended March 31, 2001 were $8.0 million, primarily due to an operating loss from continuing operations of $13.6 million, offset by a decrease in net deferred tax assets and an increase in accounts payable. Future fluctuations in inventory balances, accounts receivable and accounts payable will be dependent upon several factors, including, but not limited to, quarterly sales, our strategy in building inventory in advance of receiving orders from customers, and the accuracy of our forecasts of product demand and component requirements.

         Cash provided by investing activities of continuing operations for the three months ended March 31, 2001 was $0.6 million, which consisted primarily of the net proceeds of $0.8 million from the maturities and purchase of available for sale securities and the purchase of property and equipment of $0.2 million.

         Cash provided by financing activities of continuing operations for the three months ended March 31, 2001 was $0.2 million, which was entirely the result of the issuance of common stock upon the exercise of employee stock options.

         Cash provided by discontinued operations for the three months ended March 31, 2001 was $9.2 million, which consisted primarily of the net proceeds of the sale of our legacy local area networking business (see note 9 of notes to condensed consolidated financial statements).

         At March 31, 2001, the Company did not have any material commitments for capital expenditures.

         During the three months ended March 31, 2001, the Company funded its operations through the use of cash and cash equivalents.

         We believe that our cash, cash equivalents and investment balances will provide sufficient cash resources to finance our operations and currently projected capital expenditures through 2001. However, there can be no assurance that our cash resources will be sufficient for the year 2001 and beyond.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

         Numerous factors may affect our business and future results of operations. These factors include, but are not limited to, current economic and market conditions, technological changes, competition and market acceptance, acquisitions, product transitions, linearity of orders, manufacturing and suppliers, reliance on outsourcing vendors and other partners, intellectual property and licenses, third-party products, dependence on key customers, international operations and intellectual property issues. The discussion below addresses some of these and other factors. For a more thorough discussion of these and other factors that may affect our business and future results, see the discussion under the caption "Factors That May Affect Future Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2000.

         TECHNOLOGICAL CHANGES. The market for our products is characterized by frequent product introductions, rapidly changing technology and continued evolution of new industry standards. The market for security products requires our products to be compatible and interoperable with products and architectures offered by various vendors, including other security products, networking products, workstation and personal computer architectures and computer and network operating systems. Our success will depend to a substantial degree upon our ability to develop and introduce in a timely manner new products and enhancements to our existing products that meet changing customer requirements and evolving industry standards. The development of technologically advanced products is a complex and uncertain process requiring high levels of innovation as well as the accurate anticipation of technological and market trends. There can be no assurance that we will be able to identify, develop, manufacture, market and support new or enhanced products successfully in a timely manner. Further, we or our competitors may introduce new products or product enhancements that shorten the life cycle of or make obsolete our existing product lines, any of which could have a material adverse effect on our business, operating results and financial condition.

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

         PLANS FOR DISPOSITIONS. On April 17, 2000, we announced plans to sell, or otherwise dispose of, the assets in our networking divisions which include our Essential Communications division and our local area networking assets. The disposition of our local area networking assets was completed in the quarter ended March 31, 2001 generating a deferred gain of approximately $2.4 million, offsetting the net assets held for sale of the Essential division, which were $6.8 million as of March 31, 2001. There can be no assurance that we will be able to realize a net gain upon sale or disposition of Essential in excess of the carrying value of our discontinued operations, which was $4.5 million as of March 31, 2001. Additionally, there are inherent problems associated with selling a substantial division, which may adversely affect the continuing operations of the remaining company.

         ACQUISITIONS. Internet Security Systems, Inc. ("ISS"), Cisco Systems, Inc. ("Cisco"), Symantec Corp. ("Symantec"), Cabletron Systems, Inc. ("Cabletron"), Nokia Corporation ("Nokia"), Nortel Networks ("Nortel") and other competitors have recently acquired several security companies with complementary technologies, and we anticipate that such acquisitions will continue in the future. These acquisitions may permit such competitors to accelerate the development and commercialization of broader product lines and more comprehensive solutions than we currently offer. In the past, we have relied upon a combination of internal product development and partnerships with other security vendors to provide competitive solutions to customers. Certain of the recent and future acquisitions by our competitors may have the effect of limiting our access to commercially significant technologies. Further, the business combinations and acquisitions in the security industry are creating companies with larger market shares, customer bases, sales forces, product offerings and technology and marketing expertise. There can be no assurance that we will be able to compete successfully in such an environment.

         In September 1998, we completed an acquisition of certain assets of the Computer Misuse and Detection System ("CMDS") Division from Science Applications International Corporation ("SAIC"), a privately held company in San Diego, California. On September 30, 1999, we entered a technology licensing agreement with RSA Security Inc. ("RSA") under which we are the exclusive licensee of RSA's Kane Security products in North America and Europe. On June 30, 2000, we acquired MimeStar, Inc. ("MimeStar"), a Virginia corporation. MimeStar developed an advanced, network based intrusion detection system called SecureNet Pro(TM). We may, in the future, acquire or invest in additional companies, business units, product lines, or technologies to accelerate the development of products and sales channels complementary to our existing products and sales channels. Acquisitions involve numerous risks, including: difficulties in assimilation of operations, technologies, and products of the acquired companies; risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions; the potential loss of key employees of the acquired company; and the diversion of our attention from normal daily operation of our business. There can be no assurance that any other acquisition or investment will be consummated or that such acquisition or investment will be realized.

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

         THIRD-PARTY PRODUCTS. We believe that it is beneficial to work with third parties with complementary technologies to broaden the appeal of our security products. These alliances allow us to provide integrated solutions to our customers by combining our developed technology with third-party products. As we also compete with these technology partners in certain segments of the market, there can be no assurance that we will have access to all of the third-party products which may be desirable or necessary in order to offer fully integrated solutions to our customers.

         DEPENDENCE ON KEY CUSTOMERS. A relatively small number of customers have accounted for a significant portion of our revenue. For example, TRW Systems & Information Technology and Lockheed Martin Federal Systems accounted for 13.0% and 11.8%, respectively, of our revenues for the quarter ended March 31, 2001. U.S. government agencies, large system integrators and managed service providers are expected to continue to account for a substantial portion of our net revenue. We continuously face competition from ISS, Cisco, Symantec, Cabletron, Nokia, Network Assoc., SonicWALL, WatchGuard and others for U.S. government security projects and corporate security installations. Any reduction or delay in sales of our products to these customers could have a material adverse effect on our operating results.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        FOREIGN EXCHANGE. Revenue originating outside the U.S. in the quarters ended March 31, 2001, 2000 and 1999 were 21.7%, 8.2%, and 44.2% of total revenues, respectively. International sales are made mostly from our foreign sales subsidiaries in the local countries and are typically denominated in U.S. dollars. These subsidiaries incur most of their expenses in the local currency.

        Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. The effect of foreign exchange rate fluctuations on us in 2001, 2000 and 1999 was not material.

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

        Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses of principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. Our investment securities are held for purposes other than trading. Several investment securities have a maturity in excess of one year. The weighted-average interest rate on investment securities at March 31, 2001 was 6.3%. The fair value of investments held at March 31, 2001 approximates amortized cost.

                           PART II - OTHER INFORMATION



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.


         (A.)    EXHIBITS. The following exhibits are included herein:

                                   None


         (B.)    FORM 8-K.         We filed no reports on Form 8-K during the
                                   three months ended March 31, 2001.

                               S I G N A T U R E S



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   INTRUSION.COM, INC.


Date: May 15, 2001                                /s/ Jay R. Widdig
                                             ------------------------------
                                                      Jay R. Widdig
                                        Vice President, Chief Financial Officer,
                                                 Treasurer & Secretary
                                      (Principal Financial & Accounting Officer)