Form 10-Q
period 2001-06-30
INTRUSION COM INC
filed 2001-08-14
CIK 736012

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

                  For the quarterly period ended June 30, 2001

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

                                 Not Applicable
                   Former name, if changed since last report)

                              * * * * * * * * * *

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes X  No ___
   ---

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, on July 31, 2001 was 20,608,801.

--------------------------------------------------------------------------------

                               INTRUSION.COM, INC.

                                      INDEX


                                                                                 PAGE
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000. . 3

Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2001 and June 30, 2000. . . . . . . . . . . . . 4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and June 30, 2000 . . . . . . . . . . . . . . . . . . . . 5

Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . .  6-9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . 10-20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk . . . . . . .  21


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . 22

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . 22

Signature Page  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23


                         PART I - FINANCIAL INFORMATION

 Item 1.  FINANCIAL STATEMENTS.

                      INTRUSION.COM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except par value amounts)


                                                                              June 30,         Dec 31,
                                            ASSETS                             2001             2000
                                                                              ------            ----
 Current Assets:                                                             (Unaudited)
   Cash and cash equivalents                                                 $ 17,094        $ 20,345
   Short-term investments                                                       9,598          17,506
   Accounts receivable, less of allowance of $1,041 in 2001
     and $919 in 2000 for doubtful accounts and returns                         6,409           6,887
   Income taxes receivable                                                      3,481           1,743
   Inventories, net                                                             4,259           8,359
   Other assets                                                                 1,012           1,714
   Deferred tax asset                                                               -           3,764
   Net current assets - discontinued operations                                     -           3,958
                                                                             --------        --------
 Total current assets                                                          41,853          64,276
 Property and equipment, net                                                    5,670           7,134
 Long-term investments                                                          4,105           7,575
 Intangible assets, net                                                         4,372           7,634
 Other assets                                                                     107             361
 Net noncurrent assets - discontinued operations                                  819           5,434
                                                                             --------        --------
 TOTAL ASSETS                                                                $ 56,926        $ 92,414
                                                                             ========        ========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable and accrued expenses                                     $  7,007        $  9,884
   Deferred revenue                                                             2,133           1,878
   Net current liabilities - discontinued operations                              819               -
                                                                             ---------       --------
 Total current liabilities                                                      9,959          11,762
 Deferred tax liability - noncurrent                                                -           1,841
 Capital lease obligation                                                          23              24
 Stockholders' Equity:
   Preferred stock, $.01 par value, authorized
     shares - 5,000, no shares issued and outstanding                               -               -
   Common stock, $.01 par value, authorized shares - 80,000
     Issued shares - 20,595 in 2001 and 20,525 in 2000
     Outstanding shares - 20,555 in 2001 and 20,485 in 2000                       206             205
   Common stock held in treasury, at cost - 40 shares                            (362)           (362)
   Additional paid-in capital                                                  47,192          46,916
   Retained earnings                                                              428          32,453
   Foreign currency translation adjustment                                       (520)           (425)
                                                                             ---------       --------
 Total stockholders' equity                                                    46,944          78,787
                                                                             ---------       --------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 56,926        $ 92,414
                                                                             =========       ========


                             See accompanying notes.

                      INTRUSION.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                        Three Months Ended        Six Months Ended
                                        --------------------   ---------------------
                                         June 30,   June 30,     June 30,   June 30,
                                          2001       2000         2001       2000
                                          ----     --------       ----     --------
Net Sales                               $ 4,451    $ 5,123     $  9,768    $12,119

Cost of sales                             4,397      4,350        8,895      9,382
                                       ---------   --------    ----------  --------

Gross profit                                 54        773          873      2,737

Operating expenses:
 Sales and marketing                      6,518      7,048       14,526     12,460
 Research and development                 3,257      3,445        7,539      6,404
 General and administrative               1,003      1,580        2,810      2,795
 Amortization of intangibles                334        153          669        305
 Restructuring costs and other
  special charges                         3,973          -        3,973          -
                                       ---------   --------    ---------   --------

Operating loss                          (15,031)   (11,453)     (28,644)   (19,227)

Interest income, net                        389      1,220        1,101      1,628
Other income                                 31          -           63     66,353
                                       ---------   --------    ---------   --------

Income (loss) before income taxes       (14,611)   (10,233)     (27,480)    48,754

Income tax (benefit) expense               (584)    (3,206)      (1,619)     9,397
                                       ---------   --------    ---------   --------

Income (loss) from continuing
 operations                             (14,027)    (7,027)     (25,861)    39,357
Income (loss) from discontinued
 operations, net of tax                  (5,393)       154       (6,164)       (89)
                                       ---------   --------    ----------  --------

Net income (loss)                      $(19,420)   $(6,873)    $(32,025)   $39,268
                                       ==========  =========   =========   ========

Basic earnings (loss) per
 share, continuing operations          $  (0.68)   $ (0.36)    $  (1.26)   $  2.06
                                       =========   ========    =========   ========
Diluted earnings (loss) per
 share, continuing operations          $  (0.68)   $ (0.36)    $  (1.26)   $  1.93
                                       =========   ========    =========   ========

Basic earnings (loss) per  share       $  (0.95)   $ (0.35)    $  (1.56)   $  2.05
                                       =========   =========   =========   ========
Diluted earnings (loss) per share      $  (0.95)   $ (0.35)    $  (1.56)   $  1.93
                                       =========   =========   =========   ========

Weighted average common shares
 outstanding                             20,542     19,497       20,529     19,117
                                       =========   =========   ==========  =========
Weighted average shares outstanding
 assuming dilution                       20,542     19,497       20,529     20,364
                                       =========   =========   ==========  =========


                             See accompanying notes.

                      INTRUSION.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands), (Unaudited)
                                                           Six Months Ended
                                                         ---------------------
                                                          June 30,     June 30,
                                                            2001        2000
                                                         ----------  ---------
Operating Activities:
Income (loss) from continuing operations                 $ (25,861)  $ 39,357
Adjustments to reconcile income (loss) from continuing
 operations to net cash used in operating activities of
 continuing operations:
  Gain on sale of available for sale security                    -    (66,355)
  Depreciation and amortization                              2,370      2,509
  Impairment of intangible assets                            3,109          -
  Provision for inventory obsolescence                       1,347          -
  Deferred income tax (benefit) expense                      1,923     (3,065)
Changes in operating assets and liabilities:
  Accounts receivable                                          478     (  819)
  Income taxes receivable                                   (1,738)         -
  Inventories                                                2,753     (6,602)
  Other assets                                                 502       ( 89)
  Accounts payable and accrued expenses                     (2,877)    (3,512)
  Income taxes payable                                           -      5,002
  Deferred revenue                                             255      1,163
                                                         ----------  ---------
Net cash used in operating activities of continuing
 Operations                                                (17,739)   (32,411)
                                                         ----------  ---------
Investing Activities:
  Proceeds from sale of available for sale security              -     67,055
  Purchases of MimeStar, Inc.                                    -     (4,000)
  Purchases of available for sale investments               (7,329)   (39,998)
  Maturities of available for sale investments              18,707        598
  Net purchases of property and equipment                     (612)    (1,373)
                                                         ----------  ---------
Net cash provided by investing activities of
 continuing operations                                      10,766     22,282
                                                         ----------  ---------
Financing Activities:
  Exercise of warrants and employee stock options              277      7,603
  Payments on stockholder loan                                   -      1,177
  Net repayment of capital leases                               (1)        (2)
                                                         ----------  ---------
Net cash provided by financing activities of
 continuing operations                                         276      8,778
                                                         ----------  ---------
Net cash provided by (used in) discontinued operations       3,541        (89)
Effect of foreign currency translation adjustments
 on cash and cash equivalents                                  (95)         -
                                                         ----------  ---------
Net decrease in cash and cash equivalents                   (3,251)    (1,440)
Cash and cash equivalents at beginning of period            20,345     12,602
                                                         ----------  ---------
Cash and cash equivalents at end of period               $  17,094   $ 11,162
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


2. Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The December 31, 2000 balance sheet was derived from audited financial statements, but does not include all the disclosures required by generally accepted accounting principles. However, we believe that the disclosures are adequate to make the information presented not misleading. In our opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The results of operations for the three and six month periods ending June 30, 2001 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000. Certain prior year information has been reclassified to conform with current year presentation.

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The company is currently reviewing the impact of SFAS No. 142 and will be performing a fair-value analysis at a later date in connection with the adoption of SFAS No. 142 on January 1, 2002.


3. Inventories (In thousands)

  Inventories consist of:                       June 30,       December 31,
                                                  2001            2000
                                              (Unaudited)
  Raw materials                                $    687         $  1,550
  Work in progress                                    -            1,350
  Finished goods                                  2,801            4,231
  Demonstration systems                             771            1,228
                                              -----------     ------------
  Net inventory - continuing operations        $  4,259         $  8,359
                                              ===========     ============
  Net inventory - discontinued operations      $      -         $  3,958
                                              ===========     ============


4. Income Taxes

         Our effective tax rate for the quarter ended June 30, 2001 was 4.0%, compared to 31.3% for the quarter ended June 30, 2000. Our effective tax rate for the six months ended June 30, 2001 was 5.9%, compared to 19.3% for the six months ended June 30, 2000. The effective tax rate for the six months ended June 30, 2001 varied from the U.S. statutory rate primarily due to the increase in the valuation allowance for deferred tax assets which recognizes that tax benefits associated with a significant portion of our operating losses may not be realized. Without such changes to the valuation allowance, the Company's effective tax rate for the quarter and six months ended June 30, 2001 would have been 38%.


5. Restructuring Charges

         In June 2001, we recorded a charge of $4.0 million for restructuring costs and other special charges consisting primarily of a $3.1 million charge to recognize the impairment of intangible assets (primarily developed technology) related to our SecurityAnalyst and SecureEnterprise product lines and $0.8 million for severance as a result of reductions in force. Demand has shifted to our new intrusion detection and security appliance product lines. As such, we streamlined operations and activities that are not aligned with these core markets and strategies.

6. Earnings per Share (In thousands, except per share amounts)(Unaudited)


                                           Three Months Ended      Six Months Ended
                                           ------------------    --------------------
                                           June 30,   June 30,   June 30,    June 30,
                                             2001       2000       2001        2000
                                          ---------   --------  ----------   --------
Numerator:
Net income (loss) and numerator for
  basic and diluted earnings per share    $(19,420)   $(6,873)  $ (32,025)   $39,268
                                          ---------   --------  ----------   --------
Income (loss) from continuing operations
  and numerator for basic and diluted
  earnings per share, continuing
  operations                              $(14,027)   $(7,027)  $ (25,861)   $39,357
                                          ---------   --------  ----------   --------
Denominator:
Denominator for basic earnings per share
  - weighted average common shares
    outstanding                             20,542     19,497      20,529     19,117
Effect of dilutive securities:
  Stock options and warrants                     -          -           -      1,247
                                          ---------   --------  ----------   --------
Denominator for diluted earnings per
  share - adjusted weighted average
  common shares outstanding                 20,542      19,497      20,529   20,364
                                          =========   ========  ==========   ========

Basic earnings (loss) per share,
  continuing operations                   $  (0.68)   $ (0.36)  $   (1.26)   $  2.06
                                          =========   ========  ==========   ========
Diluted earnings (loss) per share,
  continuing operations                   $  (0.68)   $ (0.36)  $   (1.26)   $  1.93
                                          =========   ========  ==========   ========
Basic earnings (loss) per share           $  (0.95)   $ (0.35)  $   (1.56)   $  2.05
                                          =========   ========  ==========   ========
Diluted earnings (loss) per share         $  (0.95)   $ (0.35)  $   (1.56)   $  1.93
                                          =========   ========  ==========   ========


         Total stock options outstanding at June 30, 2001 and June 30, 2000 that are not included in the diluted earnings per share computation due to the antidilutive effect are 2.3 million and 1.6 million for the three months ended June 30, 2001 and June 30, 2000, respectively, and 2.2 million and 0.2 million for the six months ended June 30, 2001 and June 30, 2000, respectively. Such options are excluded due to either a net loss per share or due to exercise prices exceeding the average market value of our common stock in the applicable period.


7. Comprehensive Income

         Comprehensive income (loss) for the six months ended June 30, 2001 and 2000 was $(32.1) million and $(4.8) million, respectively. The difference between net loss of $(32.0) million for the six months ended June 30, 2001 relates to foreign currency translation adjustments of $0.1 million. The difference between net income of $39.3 million for the six months ended June 30, 2000 relates to the realization of unrealized gain of available for sale securities of $44.1 million.


8. Discontinued Operations

         In the second quarter of 2000, we discontinued our networking operations and accordingly have shown the networking operations as discontinued in the accompanying financial statements. Certain prior year information has been reclassified to conform with the current presentation.

         During the first quarter of 2001, we closed the sale of our legacy local area networking division generating a gain of $2.1 million which was used to reduce the estimated net realizable value of the net assets of our remaining discontinued operations, Essential. During the second quarter of 2001, in response to unfavorable market conditions and efforts to sell Essential, we recorded additional charges to write down the net assets of Essential to reflect its current estimated net realizable value of $0.8 million. The $5.0 million second quarter charge includes $0.8 million for operating losses expected to be incurred between now and the end of 2001 by which time we expect to have exited, disposed of or otherwise transitioned a majority of our ownership in Essential.

         The following represents a summary of assets and liabilities classified as discontinued operations (In thousands):

                                               June 30,     December 31,
                                                 2001           2000
                                              ----------     -----------
                                             (Unaudited)
  Inventories, net                             $      -        $  3,958
  Property and equipment, net                       819           1,499
  Intangible assets, net                              -           3,935
                                              ----------     -----------
  Discontinued assets                          $    819        $  9,392
                                              ==========     ===========
  Discontinued liabilities consist of:
  Accrued expenses                             $    819        $      -
                                              ------------   -----------
  Discontinued liabilities                     $    819        $      -
                                              ==========     ===========

         The following represents a summary of income (loss) from discontinued operations (In thousands)(Unaudited):

                                    Three Months Ended     Six Months Ended
                                    ------------------    ---------------------
                                    June 30,   June 30,    June 30,   June 30,
                                      2001       2000        2001        2000
                                      ----     --------      ----      --------
Net sales                          $  1,131    $  5,336   $   2,529    $11,298
Cost of sales                         1,269       3,232       2,106      6,983
                                   ---------   --------   ---------    --------
Gross profit (loss)                    (138)      2,104         423      4,315

Operating expenses                    1,566       1,911       2,953      4,453
                                   ---------   --------   ---------    --------
Operating profit (loss)              (1,704)        193      (2,530)      (138)

Other, net                                -           -          (2)         -
Estimated loss on disposal of
 remaining discontinued operations   (4,018)          -       (4,018)        -
                                    ---------  --------    ----------  --------

Income (loss) before income taxes    (5,722)        193      (6,550)      (138)

Income tax (benefit) expense           (329)         39        (386)       (49)
                                   ---------   --------   ----------   --------

Income (loss) from discontinued    $ (5,393)   $    154   $  (6,164)   $   (89)
                                   ==========  =========  ==========   ========
  operations

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

                                  Three Months Ended       Six Months Ended
                                  ------------------      -------------------
                                   June 30,   June 30,    June 30,   June 30,
                                     2001        2000       2001        2000
                                     ----     ---------     ----      --------
Net sales                            100.0%      100.0%     100.0%      100.0%
Cost of sales                         98.8        84.9       91.1        77.4
                                  ---------   ---------  ---------    --------
Gross profit                           1.2        15.1        8.9        22.6
Operating expenses:
  Sales and marketing                146.4       137.6      148.7       102.8
  Research and development            73.2        67.2       77.2        52.8
  General and administrative          22.5        30.8       28.7        23.1
  Amortization of intangibles          7.5         3.0        6.8         2.5
  Restructuring costs and other
   special charges                    89.3           -       40.7           -
                                  ---------   ---------  ---------    --------
Operating loss                      (337.7)     (223.5)    (293.2)     (158.6)

Interest income, net                   0.7        23.8        0.6       560.9
Other income                           8.7           -       11.3           -
                                  ---------   ---------  ---------    --------
Income (loss) before income taxes   (328.3)     (199.7)    (281.3)      402.3

Income tax (benefit) expense         (13.2)      (62.6)     (16.5)       77.5
                                  ---------   ---------  ---------    --------

Income (loss) from continuing
 operations                         (315.1)     (137.1)    (264.8)      324.8
Income (loss) from discontinued
 operations, net of tax             (121.2)        3.0      (63.1)       (0.7)
                                  ----------  ---------  ---------    --------

Net income (loss)                   (436.3)     (134.1)    (327.9)      324.1
                                  ==========  ========== =========    ========


                                    Three Months Ended      Six Months Ended
                                    ------------------     -------------------
                                    June 30,   June 30,    June 30,  June 30,
                                     2001       2000        2001       2000
                                     ----     ---------     ----     --------
Domestic sales                        61.8%       77.8%      70.9%      85.9%
Export sales to:
  Europe                              22.5         9.3       17.3        5.0
  Canada                               3.6         9.0        3.3        4.2
  Asia                                11.1         3.9        7.7        4.5
  Latin America                        1.0         0.0        0.8        0.4
                                  ---------   ---------  ---------   --------

Net sales                            100.0%      100.0%     100.0%     100.0%
                                  =========   =========  =========   ========

         NET SALES. Net sales for the quarter and six months ended June 30, 2001 decreased to $4.5 million and $9.8 million, respectively, compared to $5.1 million and $12.1 million, respectively, for the same periods of 2000, as sales from our newest product lines, the SecureNet Pro intrusion detection and PDS security appliance family of products, did not increase as fast as our SecureCom and other security product lines declined.

         EXPORT SALES. Export sales for the quarter and six months ended June 30, 2001 increased to $1.7 million and $2.9 million, respectively, compared to $1.1 million and $1.7 million, respectively, for the same periods of 2000, as the security market continued to grow internationally. Though we expect increased sales from export sales going forward, such export sales may vary as a percentage of net sales in the future.

         CONCENTRATION OF SALES. Sales to TRW Systems & Information Technology ("TRW") were 10.3% and 11.8% for the quarter and six months ended June 30, 2001, respectively, compared to 0.0% and 35.7% for the same periods of 2000. Sales to Motorola were 0.2% and 0.1% for the quarter and six months ended June 30, 2001, respectively, compared to 21.0% and 8.9% for the same periods of 2000. Sales to iGov.com were 2.0% and 2.2% for the quarter and six months ended June 30, 2001, respectively, compared to 29.9% and 14.4% for the same periods in 2000. In addition, a portion of our sales to TRW, Motorola, iGov.com and other corporations were for products resold by those organizations to various agencies of the U.S. Government.

         GROSS PROFIT. Gross profit decreased to $0.1 million or 1.2% of net sales for the quarter ended June 30, 2001, compared to $0.8 million or 15.1% of net sales for the quarter ended June 30, 2000. For the six months ended June 30, 2001, gross profit decreased to $0.9 million or 8.9% of net sales compared to $2.7 million or 22.6% of net sales for the same period in the prior year. Gross profit margins as a percentage of net sales were negatively impacted during the three and six months ended June 30, 2001, due primarily to an inventory write off of $1.3 million in our SecureCom product line as demand has shifted to our new intrusion detection and security appliance product lines. Absent this write off, gross profit would have been $1.4 million or 31.5% and $2.2 million or 22.7% for the three and six months ended June 30, 2001, respectively.

         Gross profit as a percentage of net sales is impacted by several factors, including shifts in product mix, changes in channels of distribution, sales volume, fluctuations in manufacturing costs, pricing strategies, and fluctuations in sales of integrated third-party products.

         SALES AND MARKETING. Sales and marketing expenses decreased to $6.5 million or 146.4% of net sales for the quarter ended June 30, 2001, compared to $7.0 million or 137.6% of net sales for the quarter ended June 30, 2000. Sales and marketing expenses increased to $14.5 million or 148.7% of sales for the six months ended June 30, 2001, compared to $12.5 million or 102.8% of sales for the six months ended June 30, 2000. Sales and marketing expenses decreased in the three-month period ended June 30, 2001, compared to the same period of 2000 and compared to the first quarter of 2001, as we reorganized our sales and marketing departments in the second quarter of 2001. We expect sales and marketing expenses to decline in the third and fourth quarters, sequentially, when compared to the second quarter of 2001. Sales and marketing expenses may vary as a percentage of net sales in the future.

         RESEARCH AND DEVELOPMENT. Research and development expenses decreased to $3.3 million or 73.2% of net sales for the quarter ended June 30, 2001, compared to $3.4 million or 67.2% of net sales for the quarter ended June 30, 2000. Research and development expenses increased to $7.5 million or 77.2% of net sales for the six months ended June 30, 2001, compared to $6.4 million or 52.8% of net sales for the six months ended June 30, 2001. Research and development costs are expensed in the period incurred. Research and development expenses decreased in the three months ended June 30, 2001, compared to the same period of 2000 and compared to the first quarter of 2001, as we focused more of our development efforts on our core security products, SecureNet Pro and PDS, while reducing efforts on our other security products. It is expected that research and development expenses will continue to decrease in the third and fourth quarters of 2001, sequentially, when compared to the second quarter of 2001. Research and development expenses may vary as a percentage of net sales in the future.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased to $1.0 million or 22.5% of net sales for the quarter ended June 30, 2001, compared to $1.6 million or 30.8% of net sales for the quarter ended June 30, 2000. General and administrative expenses remained relatively constant at $2.8 million or 28.7% of net sales for the six months ended June 30, 2001, as compared to $2.8 million or 23.1% for the same period last year. General and administrative expenses decreased in the second quarter of 2001 compared to the second quarter of 2000 and compared to the first quarter of 2001, primarily due to the restructuring done in the second quarter of 2001. It is expected that general and administrative expenses will continue to decrease in the third and fourth quarters of 2001, sequentially, when compared to the second quarter of 2001. General and administrative expense may vary as a percentage of net sales in the future.

         AMORTIZATION. Amortization expenses increased to $0.3 million or 7.5% of net sales for the quarter ended June 30, 2001, compared to $0.2 million or 3.0% of net sales for the quarter ended June 30, 2000. Amortization expenses increased to $0.7 million or 6.8% of net sales for the six months ended June 30, 2001, compared to $0.3 million or 2.5% of net sales for the six months ended June 30, 2000. Amortization expenses increased in the three and six month periods ended June 30, 2001, compared to the same periods in 2000, primarily as a result of amortization of the acquisition costs incurred with the purchase of MimeStar, Inc. ("MimeStar") on June 30, 2000. The amortization expense in total is associated with the amortization of intangible assets related to the acquisition of certain assets and intellectual property from Science Applications International Corporation ("SAIC") in the quarter ending September 30, 1998 and the MimeStar acquisition. On June 30, 2001, the net intangibles associated with the acquisition of certain assets and intellectual property from SAIC were determined impaired and written off. Absent subsequent acquisitions, amortization in future periods will only be associated with the acquisition of MimeStar and will be approximately $0.2 million per quarter.

         RESTRUCTURING CHARGES. In June 2001, we recorded a charge of $4.0 million for restructuring costs and other special charges consisting primarily of a $3.1 million impairment charge related to intangible assets of our SecurityAnalyst and SecureEnterprise product lines and $0.8 million for severance as a result of reductions in force. Demand has shifted to our new intrusion detection and security appliance product lines. As such, we streamlined operations and activities that are not aligned with these core markets and strategies.

         INTEREST. Net interest income decreased to $0.4 million for the quarter ended June 30, 2001, compared to $1.2 million for the same period in 2000. Net interest income decreased to $1.1 million for the six months ended June 30, 2001, compared to $1.6 million for the six months ended June 30, 2000. Net interest income decreased in the three and six months ended June 30, 2001, compared to the same periods in 2000, primarily due to the reduced overall cash balances resulting from operating losses. We expect net interest income to decrease in the third and fourth quarters of 2001, due to further operating losses. Net interest income may vary in the future based on our cash flow and rate of return on investments.

         INCOME TAXES. Our effective tax rate for the quarter ended June 30, 2001 was 4.0%, compared to 31.3% for the quarter ended June 30, 2000. Our effective tax rate for the six months ended June 30, 2001 was 5.9%, compared to 19.3% for the six months ended June 30, 2000. The effective tax rate for the six months ended June 30, 2001 varied from the U.S. statutory rate primarily due to the increase in the valuation allowance for deferred tax assets which recognizes that tax benefits associated with a significant portion of our operating losses may not be realized. Without such changes to the valuation allowance, the Company's effective tax rate for the quarter and six months ended June 30, 2001 would have been 38%.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal source of liquidity at June 30, 2001 is $17.1 million of cash and cash equivalents, $9.6 million of short-term investments and $4.1 million of investments with a stated maturity beyond one year. As of June 30, 2001, excluding discontinued operations, working capital was $32.7 million compared to $48.6 million as of December 31, 2000.

         Cash used in continuing operations for the six months ended June 30, 2001 was $17.7 million, primarily due to an operating loss from continuing operations of $28.6 million, offset by a decrease in inventories and other assets. Future fluctuations in inventory balances, accounts receivable and accounts payable will be dependent upon several factors, including, but not limited to, quarterly sales, our strategy in building inventory in advance of receiving orders from customers, and the accuracy of our forecasts of product demand and component requirements.

         Cash provided by investing activities of continuing operations in the six months ended June 30, 2001 was $10.8 million, which consisted of the net proceeds of $11.4 million from the maturities and purchases of available for sale securities and the purchase of personal property and equipment of $0.6 million.

         Cash provided by financing activities of continuing operations in the six months ended June 30, 2001 was $0.3 million, which was entirely the result of the issuance of common stock upon the exercise of employee stock options.

         Cash provided by discontinued operations in the six months ended June 30, 2001 was $3.5 million, which consisted primarily of the net proceeds of the sale of our legacy local area networking business.

         At June 30, 2001, the Company did not have any material commitments for capital expenditures.

         During the six months ended June 30, 2001, the Company funded its operations through the use of cash and cash equivalents.

         We believe that our cash, cash equivalents and investment balances will provide sufficient cash resources to finance our operations and currently projected capital expenditures through 2002. However, there can be no assurance that our cash resources will be sufficient for the year 2002 and beyond.

         We may explore the possible acquisitions of businesses, products and technologies that are complementary to our existing business. We are continuing to identify and prioritize additional security technologies which we may wish to develop, either internally or through the licensing or acquisition of products from third parties. While we engage from time to time in discussions with respect to potential acquisitions, there can be no assurances that any such acquisitions will be made or that we will be able to successfully integrate any acquired business. In order to finance such acquisitions, it may be necessary for us to raise additional funds through public or private financings. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

         Numerous factors may affect our business and future results of operations. These factors include, but are not limited to, current economic and market conditions, technological changes, competition and market acceptance, acquisitions, product transitions, timing of orders, manufacturing and suppliers, reliance on outsourcing vendors and other partners, intellectual property and licenses, third-party products, dependence on key customers, international operations, intellectual property issues and effects of restructuring plans and cost reductions. The discussion below addresses some of these and other factors. For a more thorough discussion of these and other factors that may affect our business and future results, see the discussion under the caption "Factors That May Affect Future Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2000.

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

         DISPOSITION OF DISCONTINUED OPERATIONS. On April 17, 2000, we announced plans to sell, or otherwise dispose of, the assets in our networking divisions which include our Essential Communications division and our local area networking assets. The disposition of our local area networking assets was completed in the quarter ended March 31, 2001 generating a gain of $2.1 million which was used to reduce the estimated net realizable value of the net assets of our remaining discontinued operations, Essential. During the second quarter of 2001, in response to unfavorable market conditions and efforts to sell Essential, we recorded additional charges to write down the net assets of Essential to reflect its current estimated net realizable value of $0.8 million. The $5.0 million second quarter charge includes $0.8 million for operating losses expected to be incurred between now and the end of 2001 by which time we expect to have exited, disposed of or otherwise transitioned a majority of our ownership in Essential.

         While we took an appropriate charge to exit, dispose of or otherwise transition a majority of our ownership in Essential, there can be no assurance that this charge will be sufficient. To the extent it is not, the additional financial impact will be charged to discontinued operations in future periods.

         ACQUISITIONS. Internet Security Systems, Inc. ("ISS"), Cisco Systems, Inc. ("Cisco"), Symantec Corp. ("Symantec"), Enterasys Networks ("Enterasys"), Nokia Corporation ("Nokia"), Nortel Networks ("Nortel") and other competitors have recently acquired several security companies with complementary technologies, and we anticipate that such acquisitions will continue in the future. These acquisitions may permit such competitors to accelerate the development and commercialization of broader product lines and more comprehensive solutions than we currently offer. In the past, we have relied upon a combination of internal product development and partnerships with other security vendors to provide competitive solutions to customers. Certain of the recent and future acquisitions by our competitors may have the effect of limiting our access to commercially significant technologies. Further, the business combinations and acquisitions in the security industry are creating companies with larger market shares, customer bases, sales forces, product offerings and technology and marketing expertise. There can be no assurance that we will be able to compete successfully in such an environment.

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

         THIRD-PARTY PRODUCTS. We believe that it is beneficial to work with third parties with complementary technologies to broaden the appeal of our security products. These non-exclusive alliances allow us to provide integrated solutions to our customers by combining our developed technology with third-party products. For example, sales of our PDS security appliance are dependent upon the security applications which operate on such appliances, our relationship with the security application vendors, and competition with other security appliance vendors. Our PDS firewall and VPN appliances integrate Check Point Software Technologies Ltd. security applications. As we also compete with our technology partners in certain segments of the market and compete with other security appliance vendors who have similar alliances, there can be no assurance that we will have access to all of the third-party products which may be desirable or necessary in order to offer fully integrated solutions to our customers.

         DEPENDENCE ON KEY CUSTOMERS. A relatively small number of customers have accounted for a significant portion of our revenue. U.S. government agencies, large system integrators and managed service providers are expected to continue to account for a substantial portion of our net revenue. We continuously face competition from ISS, Cisco, Netscreen, Nortel, Symantec, Enterasys, Nokia, SonicWALL, WatchGuard and others for U.S. government security projects and corporate security installations. Any reduction or delay in sales of our products to these customers could have a material adverse effect on our operating results.

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

         RESTRUCTURING AND COST REDUCTIONS. We implemented a restructuring plan in the first and second quarter. The objective of our restructuring plan is to reduce our cost structure to a sustainable level that is consistent with the current macroeconomic environment. We also implemented other strategic initiatives designed to strengthen our operations. These plans involve, among other things, reductions in our workforce and facilities, aligning our organization around our business objectives, realignment of our sales force and changes in our sales management. The workforce reductions could result in temporary reduced productivity of our remaining employees. Additionally, our customers and prospects may delay or forgo purchasing our products due to a perceived uncertainty caused by the restructuring and other changes. Failure to achieve the desired results of our initiatives could seriously harm our business, results of operations and financial condition.

         GENERAL. Sales of our products fluctuate, from time to time, based on numerous factors, including customers' capital spending levels and general economic conditions. While certain industry analysts believe that there is a significant market for data security products, there can be no assurance as to the rate or extent of the growth of such market or the potential adoption of alternative technologies. Currently, capital spending for information technology products, including security products is being adversely affected by uncertain economic conditions. Future declines in data security product sales as a result of general economic conditions, adoption of alternative technologies or any other reason could have a material adverse effect on our business, operating results and financial condition.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         FOREIGN EXCHANGE. Revenue originating outside the U.S. in the quarters ended June 30, 2001, 2000 and 1999 were 38.2%, 22.2% and 13.6% of total revenues, respectively. Revenue originating outside the U.S. in the six months ended June 30, 2001, 2000 and 1999 were 29.1%, 14.1% and 17.5% of total revenues, respectively. International sales are made mostly from our foreign sales subsidiaries in the local countries and are typically denominated in U.S. dollars. These subsidiaries incur most of their expenses in the local currency.

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

         Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses of principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. Our investment securities are held for purposes other than trading. Several investment securities have a maturity in excess of one year. The weighted-average interest rate on investment securities at June 30, 2001 was 6.3%. The fair value of investments held at June 30, 2001 approximates amortized cost.

                           PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Annual Meeting of Stockholders was held on April 26, 2001, at the Holiday Inn Richardson Select in Richardson, Texas. The following is a brief description of each matter voted upon by stockholders, including a number of votes cast for, against, or withheld with regard to each matter of nominee.

                  (1) Election of six (6) directors to serve until the next Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.

                                                        For           Withheld

                           G. Ward Paxton            18,711,954       778,618
                           Timothy W. Kinnear        18,716,175       775,448
                           T. Joe Head               18,715,355       776,268
                           J. Fred Bucy, Jr.         18,714,525       777,098
                           Grant A. Dove             18,716,005       775,618
                           Donald M. Johnston        18,716,875       774,748


(2) Approval of the amendment to the Company's 1995 Stock Option Plan as described in the Proxy Statement dated March 19, 2001.


                                 For              Against         Abstain
                                 ---              -------         -------
                             17,405,145          2,038,900         47,578


(3) Ratification and approval of selection by the Board of Directors of Ernst & Young LLP as independent auditors of the Registrant for the fiscal year ending December 31, 2001.

                                 For               Against        Abstain
                                 ---               -------        -------

                             19,448,771             15,245         27,607




Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.


                  (A.)     EXHIBITS. The following exhibits are included herein:

                                            None


                  (B.)     FORM 8-K. We filed no reports on Form 8-K during the
                                     three months ended June 30, 2001.

                               S I G N A T U R E S

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                           INTRUSION.COM, INC.


Date: August 14, 2001                      /s/ Jay R. Widdig
                                           -----------------
                                              Jay R. Widdig
                                 Vice President, Chief Financial Officer,
                                            Treasurer & Secretary
                                 (Principal Financial & Accounting Officer)