Form 10-Q
period 2001-09-30
INTRUSION COM INC
filed 2001-11-09
CIK 736012

================================================================================

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

                 For the quarterly period ended September 30, 2001

                                       OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ______________to______________

                        Commission File Number 0-20191
                                              ----------

                                  INTRUSION INC.
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

                                INTRUSION.COM, INC.
                    -------------------------------------------
                    (Former name, if changed since last report)

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

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, on October 31, 2001 was 10,608,801.

================================================================================

                                 INTRUSION INC.

                                      INDEX

                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2001 and
     December 31, 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2001 and September 30, 2000 . . . . 4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and September 30, 2000 . . . . . . . . . . . . 5

Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . 6-9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . . . . . 10-20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. . . . . 21


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . 22

Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23


                                   PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                                    INTRUSION INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands, except par value amounts)

                                                                                Sept 30,       Dec 31,
                                   ASSETS                                         2001          2000
                                                                              -----------    -----------
Current Assets:                                                               (Unaudited)
  Cash and cash equivalents                                                   $    17,250    $    20,345
  Short-term investments                                                            6,997         17,506
  Accounts receivable, less of allowance of $1,044 in 2001
    and $919 in 2000 for doubtful accounts and returns                              5,657          6,887
  Income taxes receivable                                                           3,557          1,743
  Inventories, net                                                                  5,617          8,359
  Other assets                                                                        836          1,714
  Deferred tax asset                                                                    -          3,764
  Net current assets - discontinued operations                                          -          3,958
Total current assets                                                               39,914         64,276
Property and equipment, net - continuing operations                                 4,379          7,134
Property and equipment, net - discontinued operations                                 786          1,499
Long-term investments                                                                 400          7,575
Intangible assets, net                                                              4,189          7,634
Other assets                                                                          104            361
Net other noncurrent assets - discontinued operations                                   -          3,935
                                                                              -----------    -----------
TOTAL ASSETS                                                                  $    49,772    $    92,414
                                                                              ===========    ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                                       $     6,819    $     9,884
  Deferred revenue                                                                  1,995          1,878
  Net current liabilities - discontinued operations                                   614              -
                                                                              -----------    -----------
Total current liabilities                                                           9,428         11,762
Deferred tax liability - noncurrent                                                     -          1,841
Capital lease obligation                                                               22             24
Stockholders' Equity:
  Preferred stock, $.01 par value, authorized
    Shares - 5,000, no shares issued and outstanding                                    -              -
  Common stock, $.01 par value, authorized shares - 80,000
    Issued shares - 20,649 in 2001 and 20,525 in 2000
    Outstanding shares - 20,609 in 2001 and 20,485 in 2000                            206            205
  Common stock held in treasury, at cost - 40 shares                                 (362)          (362)
  Additional paid-in capital                                                       47,320         46,916
  Retained (deficit) earnings                                                      (6,461)        32,453
  Foreign currency translation adjustment                                            (381)          (425)
Total stockholders' equity                                                         40,322         78,787
                                                                              -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $    49,772    $    92,414
                                                                              ===========    ===========

                                      See accompanying notes.

                                    INTRUSION INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In thousands, except per share amounts)
                                              (Unaudited)



                                                        Three Months Ended           Nine Months Ended
                                                      ----------------------      ----------------------
                                                       Sept 30,     Sept 30,       Sept 30,     Sept 30,
                                                         2001         2000           2001         2000
                                                      ---------    ---------      ---------    ---------
Net Sales                                             $  3,612     $  6,456       $ 13,381     $ 18,575

Cost of sales                                            2,354        5,046         11,249       14,428
                                                      ---------    ---------      ---------    ---------

Gross profit                                             1,258        1,410          2,132        4,147

Operating expenses:
 Sales and marketing                                     4,597        7,571         19,123       20,033
 Research and development                                2,933        3,488         10,472        9,892
 General and administrative                                894        1,421          3,704        4,217
 Amortization of intangibles                               182          334            852          640
 Restructuring costs and other
  special charges                                            -            -          3,973            -
                                                      ---------    ---------      ---------    ---------

Operating loss                                          (7,348)     (11,404)       (35,992)     (30,635)

Interest income, net                                       334          885          1,436        2,513
Other income                                                51            8            112       66,361
                                                      ---------    ---------      ---------    ---------

Income (loss) before income taxes                       (6,963)     (10,511)       (34,444)      38,239

Income tax (benefit) expense                               (74)      (3,445)        (1,694)       5,952
                                                      ---------    ---------      ---------    ---------

Income (loss) from continuing
 operations                                             (6,889)      (7,066)       (32,750)      32,287
Income (loss) from discontinued
 operations, net of tax                                      -         (486)        (6,164)        (571)
                                                      ---------    ---------      ---------    ---------

Net income (loss)                                     $ (6,889)    $ (7,552)      $(38,914)    $ 31,716
                                                      =========    =========      =========    =========

Basic earnings (loss) per
 share, continuing operations                         $  (0.33)    $  (0.36)      $  (1.59)    $   1.67
                                                      =========    =========      =========    =========
Diluted earnings (loss) per
 share, continuing operations                         $  (0.33)    $  (0.36)      $  (1.59)    $   1.58
                                                      =========    =========      =========    =========

Basic earnings (loss) per  share                      $  (0.33)    $  (0.38)      $  (1.89)    $   1.64
                                                      =========    =========      =========    =========
Diluted earnings (loss) per share                     $  (0.33)    $  (0.38)      $  (1.89)    $   1.56
                                                      =========    =========      =========    =========

Weighted average common shares
 outstanding                                            20,592       19,778         20,550       19,339
                                                      =========    =========      =========    =========
Weighted average shares outstanding
 assuming dilution                                      20,592       19,778         20,550       20,374
                                                      =========    =========      =========    =========


                                      See accompanying notes.

                                 INTRUSION INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands), (Unaudited)



                                                                           Nine Months Ended
                                                                        -----------------------
                                                                         Sept 30,      Sept 30,
                                                                           2001          2000
                                                                        ---------      --------
Operating Activities:
Income (loss) from continuing operations                                $(32,750)      $32,287
Adjustments to reconcile income (loss) from continuing
 operations to net cash used in operating activities of
 continuing operations:
  Gain on sale of available for sale security                                  -       (66,355)
  Depreciation and amortization                                            3,442         3,433
  Impairment of intangible assets                                          3,109             -
  Deferred income tax (benefit) expense                                    1,923        (2,608)
Changes in operating assets and liabilities:
  Accounts receivable                                                      1,230        (2,275)
  Income taxes receivable                                                 (1,814)            -
  Inventories                                                              2,742        (2,172)
  Other assets                                                               683          (275)
  Accounts payable and accrued expenses                                   (3,065)       (2,576)
  Income taxes payable                                                         -           973
  Deferred revenue                                                           117           980
                                                                        ---------      --------
Net cash used in operating activities of continuing
 Operations                                                              (24,383)      (38,588)
                                                                        ---------      --------
Investing Activities:
  Proceeds from sale of available for sale security                            -        67,055
  Purchase of MimeStar, Inc.                                                   -        (4,000)
  Purchases of available for sale investments                            (10,629)      (50,979)
  Maturities of available for sale investments                            28,313        26,403
  Net purchases of property and equipment                                   (247)       (5,209)
                                                                        ---------      --------
Net cash provided by investing activities of
 continuing operations                                                    17,437        33,270
                                                                        ---------      --------
Financing Activities:
  Exercise of warrants and employee stock options                            405        15,876
  Payments on stockholder loan                                                 -         1,177
  Net repayment of capital leases                                             (2)           (3)
                                                                        ---------      --------
Net cash provided by financing activities of
 continuing operations                                                       403        17,050
                                                                        ---------      --------

Net cash provided by (used in) discontinued operations                     3,404          (571)
Effect of foreign currency translation adjustments
 on cash and cash equivalents                                                 44           (78)
                                                                        ---------      --------
Net (decrease) increase in cash and cash equivalents                      (3,095)       11,083
Cash and cash equivalents at beginning of period                          20,345        12,602
                                                                        ---------      --------
Cash and cash equivalents at end of period                              $ 17,250       $23,685
                                                                        =========      ========


                                      See accompanying notes.

                          INTRUSION INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. Description of Business

      We develop, market and support a family of security software and appliances that address vital security issues facing organizations deploying business applications over the Internet or internally via Intranets. We currently provide information security solutions including intrusion detection systems, security assessment systems, virtual private network appliances and firewall appliances.

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

      Our company was organized in Texas in September 1983 and reincorporated in Delaware in October 1995. For more than 15 years, we provided local area networking equipment and were known as Optical Data Systems or ODS Networks. On April 17, 2000, we announced plans to sell, or otherwise dispose of, our networking divisions which include our Essential Communications division ("Essential") and our local area networking assets. In accordance with these plans, we have accounted for these businesses as discontinued operations. On June 1, 2000, we changed our name from ODS Networks, Inc. to Intrusion.com, Inc. and our NASDAQ ticker symbol from ODSI to INTZ to reflect our focus on e-security solutions. On November 1, 2001 we changed our name from Intrusion.com, Inc. to Intrusion Inc.

      Our principal executive offices are located at 1101 E. Arapaho Road, Richardson, Texas 75081, and our telephone number is (972) 234-6400. References to "we", "us", "our" or "Intrusion" refer to Intrusion Inc. and its subsidiaries.


2. Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The December 31, 2000 balance sheet was derived from audited financial statements, but does not include all the disclosures required by generally accepted accounting principles. However, we believe that the disclosures are adequate to make the information presented not misleading. In our opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The results of operations for the three and nine month periods ending September 30, 2001 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000. Certain prior year information has been reclassified to conform with current year presentation.

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The company is currently reviewing the impact of SFAS No. 142 and will be performing a fair-value analysis at a later date in connection with the adoption of SFAS No. 142 on January 1, 2002.


3. Inventories (In thousands)


 Inventories consist of:                      Sept 30,     December 31,
                                               2000            2000
                                           -----------     ------------
                                           (Unaudited)
 Raw materials                                 $537          $1,550

 Work in progress                                 -           1,350

 Finished goods                               4,635           4,231

 Demonstration systems                          445           1,228
                                           -----------     ------------
 Net inventory - continuing operations      $ 5,617          $8,359
                                           ===========     ============
 Net inventory - discontinued operations    $     -          $3,958
                                           ===========     ============


4. Income Taxes

      Our effective tax rate for the quarter ended September 30, 2001 was 1.1%, compared to 32.8% for the quarter ended September 30, 2000. Our effective tax rate for the nine months ended September 30, 2001 was 4.9%, compared to 15.6% for the nine months ended September 30, 2000. The effective tax rate for the nine months ended September 30, 2001 varied from the U.S. statutory rate primarily due to the increase in the valuation allowance for deferred tax assets which recognizes that tax benefits associated with a significant portion of our operating losses may not be realized. Without such changes to the valuation allowance, the Company's effective tax rate for the quarter and nine months ended September 30, 2001 would have been 38%.


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

6. Earnings per Share (In thousands, except per share amounts)(Unaudited)


                                                       Three Months Ended          Nine Months Ended
                                                      --------------------       ---------------------
                                                      Sept 30,    Sept 30,       Sept 30,     Sept 30,
                                                        2001        2000          2001          2000
                                                      --------    --------       --------     --------
Numerator:
Net income (loss) and numerator for
  basic and diluted earnings per share                 $(6,889)    $(7,552)      $(38,914)    $ 31,716
                                                      --------    --------       --------     --------
Income (loss) from continuing operations
  and numerator for basic and diluted
  earnings per share, continuing
  operations                                           $(6,889)    $(7,066)      $(32,750)    $ 32,287
                                                      --------    --------       --------     --------
Denominator:
Denominator for basic earnings per share
 - weighted average common shares
    outstanding                                         20,592      19,778         20,550       19,339
Effect of dilutive securities:
  Stock options and warrants                                 -           -              -        1,035
                                                      --------    --------       --------     --------
Denominator for diluted earnings per
  share - adjusted weighted average
  common shares outstanding                             20,592      19,778         20,550       20,374
                                                      ========    ========       ========     ========
Basic earnings (loss) per share,
  continuing operations                                $ (0.33)    $ (0.36)      $  (1.59)    $   1.67
                                                      ========    ========       ========     ========
Diluted earnings (loss) per share,
  continuing operations                                $ (0.33)    $ (0.36)      $  (1.59)    $   1.58
                                                      ========    ========       ========     ========
Basic earnings (loss) per share                        $ (0.33)    $ (0.38)      $  (1.89)    $   1.64
                                                      ========    ========       ========     ========
Diluted earnings (loss) per share                      $ (0.33)    $ (0.38)      $  (1.89)    $   1.56
                                                      ========    ========       ========     ========


      Total stock options outstanding at September 30, 2001 and September 30, 2000 that are not included in the diluted earnings per share computation due to the antidilutive effect are 2.1 million and 1.6 million for the three months ended September 30, 2001 and September 30, 2000, respectively, and 2.1 million and 0.4 million for the nine months ended September 30, 2001 and September 30, 2000, respectively. Such options are excluded due to either a net loss per share or due to exercise prices exceeding the average market value of our common stock in the applicable period.


7. Comprehensive Income

Comprehensive loss for the nine months ended September 30, 2001 and 2000 was $(38.9) million and $(12.4) million, respectively. The difference between net income of $31.7 million for the nine months ended September 30, 2000 relates to the realization of an unrealized gain on available for sale securities of $44.1 million.


8. Discontinued Operations

      In the second quarter of 2000, we discontinued our networking operations and accordingly have shown the networking operations as discontinued in the accompanying financial statements. Certain prior year information has been reclassified to conform with the current presentation.

      During the first quarter of 2001, we closed the sale of our legacy local area networking division generating a gain of $2.1 million which was used to reduce the estimated net realizable value of the net assets of our remaining discontinued operations, Essential. During the second quarter of 2001, in response to unfavorable market conditions and efforts to sell Essential, we recorded additional charges to write down the net assets of Essential to reflect its current estimated net realizable value of $0.8 million. The $5.0 million second quarter charge included $0.8 million for operating losses expected to be incurred between July and the end of 2001 by which time we expect to have exited, disposed of or otherwise transitioned a majority of our ownership in Essential.

      The following represents a summary of assets and liabilities classified as discontinued operations (In thousands):

                                            Sept 30,    December 31,
                                              2001         2000
                                            --------    ------------
                                                 (Unaudited)
 Inventories, net                          $   -           $ 3,958
 Property and equipment, net                 786             1,499
 Intangible assets, net                        -             3,935
                                           -----           -------
 Discontinued assets                       $ 786           $ 9,392
                                           =====           =======
 Discontinued liabilities consist of:
 Accrued expenses                          $ 614           $     -
                                           -----           -------
 Discontinued liabilities                  $ 614           $     -
                                           =====           =======

      The following represents a summary of losses from discontinued operations (In thousands)(Unaudited):


                                          Three Months Ended           Nine Months Ended
                                         ---------------------       ---------------------
                                         Sept 30,     Sept 30,       Sept 30,     Sept 30,
                                          2001         2000           2001          2000
                                         --------     --------       --------     --------
Net sales                                 $1,077       $3,777        $ 3,606      $15,075
Cost of sales                                529        2,668          2,635        9,650
                                         --------     --------       --------     --------
Gross profit                                 548        1,109            971        5,425

Operating expenses                           925        1,651          3,877        6,101
                                         --------     --------       --------     --------
Operating loss                              (377)        (542)        (2,906)        (676)

Other, net                                   377            0         (3,644)           -
                                         --------     --------       --------     --------
Loss before income taxes                       -         (542)        (6,550)        (676)

Income tax benefit                             -          (56)          (386)        (105)
                                         --------     --------       --------     --------

Loss from discontinued operations        $     -       $ (486)       $(6,164)     $  (571)
                                         ========     ========       ========     ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This report contains forward-looking statements, within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements concerning: growth and future operating results; developments in the company's markets and strategic focus; new products and product enhancements; potential acquisitions and the integration of acquired businesses, products and technologies; strategic relationships; the effect of military actions on government or corporate spending on information security products, the effect of restructuring plans and cost reductions; and future economic, business and regulatory conditions. Such forward-looking statements are generally accompanied by words such as "plan," "estimate," "expect," "believe," "should," "would," "could," "anticipate," "may" or other words that convey uncertainty of future events or outcomes. These forward-looking statements and other statements made elsewhere in this report are made in reliance on the Private Securities Litigation Reform Act of 1995. The section below entitled "Factors That May Affect Future Results of Operations" sets forth and incorporates by reference certain factors that could cause actual future results of the company to differ materially from these statements.

OVERVIEW

      We develop, market and support a family of security software and appliances that address vital security issues facing organizations deploying business applications over the Internet or internally via Intranets. We currently provide information security solutions including intrusion detection systems, security assessment systems, virtual private network appliances and firewall appliances. On June 1, 2000, we changed our name from ODS Networks, Inc. to Intrusion.com, Inc. and our NASDAQ ticker symbol from ODSI to INTZ to reflect our focus on information security solutions. On November 1, 2001 we changed our name from Intrusion.com, Inc. to Intrusion Inc. During the second quarter of 2000, we announced our plan to sell, or otherwise dispose of, our networking divisions which includes our Essential Communications division and our local area networking assets and began accounting for these networking divisions as discontinued operations. Given our change in strategy, our results of operations prior to 2001 do not necessarily reflect our current business.

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

                                                     Three Months Ended           Nine Months Ended
                                                  ------------------------     ------------------------
                                                    Sept 30,      Sept 30,      Sept 30,      Sept 30,
                                                     2001          2000          2001          2000
                                                  ----------    ----------     ---------    ----------
Net sales                                           100.0%        100.0%         100.0%       100.0%
Cost of sales                                        65.2          78.2           84.1         77.7
                                                  ----------    ----------     ---------    ----------
Gross profit                                         34.8          21.8           15.9         22.3
Operating expenses:
  Sales and marketing                               127.3         117.3          142.9        107.8
  Research and development                           81.2          54.0           78.3         53.3
  General and administrative                         24.8          22.0           27.7         22.7
  Amortization of intangibles                         5.0           5.2            6.4          3.4
  Restructuring costs and other
   special charges                                      -             -           29.7            -
                                                  ----------    ----------     ---------    ----------
Operating loss                                     (203.4)       (176.7)        (269.0)       (164.9)

Interest income, net                                  9.2          13.7           10.7          13.5
Other income                                          1.4           0.1            0.8         357.3
                                                  ----------    ----------     ---------    ----------
Income (loss) before income taxes                  (192.8)       (162.9)        (257.4)        205.9

Income tax (benefit) expense                         (2.0)        (53.4)         (12.7)         32.0
                                                  ----------    ----------     ---------    ----------
Income (loss) from continuing
 operations                                        (190.7)       (109.5)        (244.8)        173.9
Loss from discontinued operations,
 net of tax                                             -          (7.5)         (46.1)         (3.1)
                                                  ----------    ----------     ---------    ----------

Net income (loss)                                  (190.7)       (117.0)        (290.8)        170.8
                                                  ==========    ==========     =========    ==========

                                                     Three Months Ended           Nine Months Ended
                                                  ------------------------     -----------------------
                                                    Sept 30,      Sept 30,      Sept 30,      Sept 30,
                                                     2001          2000          2001          2000
                                                  ----------    ----------     ---------    ----------
Domestic sales                                       49.2%         73.2%         65.0%         81.5%
Export sales to:
  Europe                                             40.8           8.1           23.6          6.0
  Canada                                              5.4           0.6            3.9          3.0
  Asia                                                4.0          14.0            6.7          7.8
  Latin America                                       0.6           4.1            0.8          1.7
                                                  ----------    ----------     ---------    ----------
Net sales                                           100.0%        100.0%         100.0%       100.0%
                                                  ==========    ==========     =========    ==========

      NET SALES. Net sales decreased to $3.6 million and $13.4, respectively, compared to $6.5 million and $18.6 million, respectively, for the same periods of 2000 as sales from our newest product lines, the SecureNet Pro intrusion detection and PDS security appliance family of products, did not increase as fast as our SecureCom and other security product lines declined.

      EXPORT SALES. Export sales for the quarter and nine months ended September 30, 2001 increased to $1.8 million and $4.7 million, respectively, compared to $1.7 million and $3.4 million, respectively, for the same periods of 2000, as the security market continued to grow internationally. Though we expect increased sales from export sales going forward, such export sales may vary as a percentage of net sales in the future.

      CONCENTRATION OF SALES. Sales to TRW Systems & Information Technology ("TRW") were 0.2% and 8.6% for the quarter and nine months ended September 30, 2001, respectively, compared to 10.6% and 27.0% for the same periods of 2000. Sales to Lockheed Martin Federal Systems ("Lockheed Martin") were 0.5% and 5.0% for the quarter and nine months ended September 30, 2001, respectively, compared to 12.8% and 4.5% for the same periods of 2000. Sales to iGov.com were 7.7% and 3.7% for the quarter and nine months ended September 30, 2001, respectively, compared to 17.5% and 15.5% for the same periods in 2000. Sales to SecureGate Limited ("SecureGate") were 0.0% and 0.2% for the quarter and nine months ended September 30, 2001, respectively, compared to 11.5% and 4.0% for the same periods of 2000. In addition, a portion of our sales to TRW, Lockheed Martin, iGov.com and other corporations were for products resold by those organizations to various agencies of the U.S. Government.

      GROSS PROFIT. Gross profit decreased to $1.3 million or 34.8% of net sales for the quarter ended September 30, 2001, compared to $1.4 million or 21.8% of net sales for the quarter ended September 30, 2000. For the nine months ended September 30, 2001, gross profit decreased to $2.1 million or 15.9% of net sales compared to $4.1 million or 22.3% of net sales for the same period in the prior year. Gross profit margins as a percentage of net sales were up for the three months ended September 30, 2001 primarily because of the change in product mix from lower margin hardware products to higher margin intrusion detection products. Gross profit margins as a percentage of net sales were negatively impacted during the nine months ended September 30, 2001, due primarily to a second quarter inventory write off of $1.3 million in our SecureCom product line as demand has shifted to our new intrusion detection and security appliance product lines. Absent this write off, gross profit would have been $3.5 million or 26.0% for the nine months ended September 30, 2001.

      Gross profit as a percentage of net sales is impacted by several factors, including shifts in product mix, changes in channels of distribution, sales volume, fluctuations in manufacturing costs, pricing strategies, and fluctuations in sales of integrated third-party products.

      SALES AND MARKETING. Sales and marketing expenses decreased to $4.6 million for the quarter ended September 30, 2001, compared to $7.6 million for the quarter ended September 30, 2000. Sales and marketing expenses decreased to $19.1 million for the nine months ended September 30, 2001, compared to $20.0 million for the nine months ended September 30, 2000. Sales and marketing expenses decreased in the three and nine month periods ended September 30, 2001, compared to the same periods of 2000, primarily due to the reorganization of our sales and marketing departments in the second and third quarters of 2001 and other cost reduction initiatives. We expect sales and marketing expenses to continue to decline in the fourth quarter of 2001, in comparison to the third quarter of 2001. Sales and marketing expenses may vary as a percentage of net sales in the future.

      RESEARCH AND DEVELOPMENT. Research and development expenses decreased to $2.9 million for the quarter ended September 30, 2001, compared to $3.5 million for the quarter ended September 30, 2000. Research and development expenses increased to $10.5 million for the nine months ended September 30, 2001, compared to $9.9 million for the nine months ended September 30, 2001. Research and development costs are expensed in the period incurred. Research and development expenses decreased in the three months ended September 30, 2001, compared to the same period in 2000 as we focused more of our development efforts on our core security products, SecureNet Pro and PDS security appliances, while reducing efforts on our other security products. It is expected that research and development expenses will continue to decrease in the fourth quarter of 2001, in comparison to the third quarter of 2001. Research and development expenses may vary as a percentage of net sales in the future.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased to $0.9 million for the quarter ended September 30, 2001, compared to $1.4 million for the quarter ended September 30, 2000. General and administrative expenses decreased to $3.7 million for the nine months ended September 30, 2001, compared to $4.2 million for the same period last year. General and administrative expenses decreased in the three and nine month periods ending September 30, 2001 compared to the same periods of 2000, primarily due to the restructuring done in the second and third quarters of 2001 and other cost reduction initiatives. It is expected that general and administrative expenses will continue to decrease in the fourth quarter of 2001, in comparison to the third quarter of 2001. General and administrative expense may vary as a percentage of net sales in the future.

      AMORTIZATION. Amortization expenses decreased to $0.2 million for the quarter ended September 30, 2001, compared to $0.3 million for the quarter ended September 30, 2000. Amortization expenses increased to $0.9 million for the nine months ended September 30, 2001, compared to $0.6 million for the nine months ended September 30, 2000. Amortization expenses decreased in the three-month period ended September 30, 2001, compared with the same period in 2000, as a result of the June 30, 2001 write off of certain impaired assets and intellectual properties acquired from Science Applications International Corporate ("SAIC") in 1998. Therefore, all amortization for the quarter ended September 30, 2001 was associated with the acquisition of MimeStar, Inc. ("Mimestar") on June 30, 2000. The increase in amortization for the nine-month period ended September 30, 2001, as compared with the prior year, is the result of the Mimestar acquisition occurring on June 30, 2000. Absent subsequent acquisitions, all future amortization will continue to be associated only with Mimestar intangibles and will be approximately $0.2 million per quarter.

      RESTRUCTURING CHARGES. In June 2001, we recorded a charge of approximately $4.0 million for restructuring costs and other special charges consisting primarily of a $3.1 million impairment charge related to intangible assets of our SecurityAnalyst and SecureEnterprise product lines and $0.8 million for severance as a result of reductions in force. Demand has shifted to our new intrusion detection and security appliance product lines. As such, we streamlined operations and activities that are not aligned with these core markets and strategies.

      INTEREST. Net interest income decreased to $0.3 million and $1.4 million, respectively, for the quarter and nine months ended September 30, 2001, compared to $0.9 million and $2.5 million, respectively, for the same periods in 2000. The net interest income decreases were primarily due to the reduced overall cash balances resulting from operating losses. We expect net interest income to decrease in the fourth quarter of 2001, due to further operating losses and declining interest rates. Net interest income may vary in the future based on our cash flow and rate of return on investments.

      INCOME TAXES. Our effective tax rate for the quarter ended September 30, 2001 was 1.1%, compared to 32.8% for the quarter ended September 30, 2000. Our effective tax rate for the nine months ended September 30, 2001 was 4.9%, compared to 15.6% for the nine months ended September 30, 2000. The effective tax rate for the three months and nine months ended September 30, 2001 varied from the U.S. statutory rate primarily due to the increase in the valuation allowance for deferred tax assets which recognizes that tax benefits associated with a significant portion of our operating losses may not be realized. Without such changes to the valuation allowance, the Company's effective tax rate for the quarter and nine months ended September 30, 2001 would have been 38%.

LIQUIDITY AND CAPITAL RESOURCES

      Our principal source of liquidity at September 30, 2001 is $17.2 million of cash and cash equivalents, $7.0 million of short-term investments and $0.4 million of investments with a stated maturity beyond one year. As of September 30, 2001, excluding discontinued operations, working capital was $30.5 million compared to $48.6 million as of December 31, 2000.

      Cash used in continuing operations for the nine months ended September 30, 2001 was $24.4 million, primarily due to an operating loss from continuing operations of $32.8 million, offset by a decrease in accounts receivable, inventories, and other assets. Future fluctuations in inventory balances, accounts receivable and accounts payable will be dependent upon several factors, including, but not limited to, quarterly sales, our strategy in building inventory in advance of receiving orders from customers, and the accuracy of our forecasts of product demand and component requirements.

      Cash provided by investing activities of continuing operations in the nine months ended September 30, 2001 was $17.4 million, which consisted of the net proceeds of $17.7 million from the maturities and purchases of available for sale securities and the purchase of property and equipment of $0.2 million.

      Cash provided by financing activities of continuing operations in the nine months ended September 30, 2001 was $0.4 million, which was entirely the result of the issuance of common stock upon the exercise of employee stock options.

      Cash provided by discontinued operations in the nine months ended September 30, 2001 was $3.4 million, which consisted primarily of the net proceeds of the sale of our legacy local area networking business partially offset by losses incurred in the discontinued operations.

      At September 30, 2001, the Company did not have any material commitments for capital expenditures.

      During the nine months ended September 30, 2001, the Company funded its operations through the use of cash and cash equivalents.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

      Numerous factors may affect our business and future results of operations. These factors include, but are not limited to, current economic and market conditions, the effect of military actions on government and corporate spending on information security products, technological changes, competition and market acceptance, acquisitions, product transitions, timing of orders, manufacturing and suppliers, reliance on outsourcing vendors and other partners, intellectual property and licenses, third-party products, dependence on key customers, international operations, intellectual property issues and effects of restructuring plans and cost reductions. The discussion below addresses some of these and other factors. For a more thorough discussion of these and other factors that may affect our business and future results, see the discussion under the caption "Factors That May Affect Future Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2000.

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

      DISPOSITION OF DISCONTINUED OPERATIONS. On April 17, 2000, we announced plans to sell, or otherwise dispose of, the assets in our networking divisions which include our Essential Communications division and our local area networking assets. The disposition of our local area networking assets was completed in the quarter ended March 31, 2001 generating a gain of $2.1 million which was used to reduce the estimated net realizable value of the net assets of our remaining discontinued operations, Essential. During the second quarter of 2001, in response to unfavorable market conditions and efforts to sell Essential, we recorded additional charges to write down the net assets of Essential to reflect its current estimated net realizable value of $0.8 million. The $5.0 million second quarter charge includes $0.8 million for operating losses expected to be incurred between July and the end of 2001 by which time we expect to have exited, disposed of or otherwise transitioned a majority of our ownership in Essential.

      While we took an appropriate charge to exit, dispose of or otherwise transition a majority of our ownership in Essential, there can be no assurance that this charge will be sufficient. To the extent it is not, the additional financial impact will be charged to discontinued operations in future periods.

      ACQUISITIONS. Internet Security Systems, Inc. ("ISS"), Cisco Systems, Inc. ("Cisco"), Symantec Corp. ("Symantec"), Enterasys Networks ("Enterasys"), Nokia Corporation ("Nokia"), Nortel Networks ("Nortel") and other competitors have acquired several security companies with complementary technologies, and we anticipate that such acquisitions will continue in the future. These acquisitions may permit such competitors to accelerate the development and commercialization of broader product lines and more comprehensive solutions than we currently offer. In the past, we have relied upon a combination of internal product development and partnerships with other security vendors to provide competitive solutions to customers. Certain of the recent and future acquisitions by our competitors may have the effect of limiting our access to commercially significant technologies. Further, the business combinations and acquisitions in the security industry are creating companies with larger market shares, customer bases, sales forces, product offerings and technology and marketing expertise. There can be no assurance that we will be able to compete successfully in such an environment.

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

      MANUFACTURING AND SUPPLIERS. Our operational strategy relies on outsourcing of product assembly and certain other operations. There can be no assurance that we will effectively manage our third-party contractors or that these contractors will meet our future requirements for timely delivery of products of sufficient quality and quantity. Further, we intend to introduce a number of new products and product enhancements which will require that we rapidly achieve volume production of those new products by coordinating our efforts with those of our suppliers and contractors. The inability of the third-party contractors to provide us with adequate supplies of high-quality products could cause a delay in our ability to fulfill orders and could have an adverse effect on our business, operating results and financial condition.

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

      IMPACT OF GOVERNMENT CUSTOMERS. A significant portion of our revenue is derived from sales to the U.S. government, either directly by Intrusion or through system integrators and other resellers. Sales to the government present risks in addition to those involved in sales to commercial customers, including potential disruptions due to appropriation and spending patterns and the government's reservation of the right to cancel contracts and purchase orders for its convenience.

      EFFECTS OF RECENT TERRORIST ATTACKS AND MILITARY ACTIONS. Recent terrorist attacks in the United States, as well as military actions or other events occurring in response or in connection to them, including future terrorist attacks against United States targets, actual conflicts involving the United States or it allies or military or trade disruptions could impact our operations, including by:

         - reducing government or corporate spending on network security products;
         - increasing the cost and difficulty in obtaining materials or shipping products; and
         -  affecting our ability to conduct business internationally.

Should such events occur, our business, operating results and financial condition could be materially and adversely affected.

      RESTRUCTURING AND COST REDUCTIONS. We implemented a restructuring plan in the first nine months of 2001. The objective of our restructuring plan is to reduce our cost structure to a sustainable level that is consistent with the current macroeconomic environment. We also implemented other strategic initiatives designed to strengthen our operations. These plans involve, among other things, reductions in our workforce and facilities, aligning our organization around our business objectives, realignment of our sales force and changes in our sales management. The workforce reductions could result in temporary reduced productivity of our remaining employees. Additionally, our customers and prospects may delay or forgo purchasing our products due to a perceived uncertainty caused by the restructuring and other changes. Failure to achieve the desired results of our initiatives could seriously harm our business, results of operations and financial condition.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      FOREIGN EXCHANGE. Revenue originating outside the U.S. in the quarters ended September 30, 2001, 2000 and 1999 were 50.8%, 26.8% and 11.3% of total revenues, respectively. Revenue originating outside the U.S. in the nine months ended September 30, 2001, 2000 and 1999 were 35.0%, 18.5% and 15.8% of total revenues, respectively. International sales are made mostly from our foreign sales subsidiaries in the local countries and are typically denominated in U.S. dollars. These subsidiaries incur most of their expenses in the local currency.

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

      Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses of principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. Our investment securities are held for purposes other than trading. Several investment securities have a maturity in excess of one year. The weighted-average interest rate on investment securities at September 30, 2001 was 5.8%. The fair value of investments held at September 30, 2001 approximates amortized cost.

                           PART II - OTHER INFORMATION



Item 6.     EXHIBITS AND REPORTS ON FORM 8-K.


            (A.)  EXHIBITS. The following exhibits are included herein:

                                    None


            (B.)  FORM 8-K.         We filed no reports on Form 8-K during the
                                    three months ended September 30, 2001.

                               S I G N A T U R E S




      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       INTRUSION INC.


Date: November 9, 2001               /s/ Jay R. Widdig
                              -------------------------------
                                       Jay R. Widdig
                         Vice President, Chief Financial Officer,
                                  Treasurer & Secretary
                        (Principal Financial & Accounting Officer)