Form 10-K405
period 2001-12-31
INTRUSION INC
filed 2002-03-20
CIK 736012

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-20191
                            ------------------------

                                 INTRUSION INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     75-1911917
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)
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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of February 26, 2002, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $19,309,282 (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of Registrant's Common Stock). As of February 26, 2002, 20,643,425 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive Proxy Statement filed in connection with the Registrant's 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 INTRUSION INC.
                                     INDEX

                                                                                      PAGE
                                                                                      ----
PART I
Item 1.                 Business....................................................       3
Item 2.                 Properties..................................................      15
Item 3.                 Legal Proceedings...........................................      15
Item 4.                 Submission of Matters to a Vote of Security Holders.........      15

PART II
Item 5.                 Market for Registrant's Common Equity and Related
                        Stockholder Matters.........................................      15
Item 6.                 Selected Financial Data.....................................      16
Item 7.                 Management's Discussion and Analysis of Financial Condition
                        And Results of Operations...................................      17
Item 7A.                Quantitative and Qualitative Disclosures About Market
                        Risk........................................................      25
Item 8.                 Financial Statements and Supplementary Data.................      25
Item 9.                 Changes in and Disagreements with Accountants on Accounting
                        and Financial Disclosure....................................      25

PART III
Item 10.                Directors and Executive Officers of the Registrant..........      26
Item 11.                Executive Compensation......................................      26
Item 12.                Security Ownership of Certain Beneficial Owners and
                        Management..................................................      26
Item 13.                Certain Relationships and Related Transactions..............      26

PART IV
Item 14.                Exhibits, Financial Statement Schedules, and Reports on Form
                        8-K.........................................................      26

Signatures..........................................................................    II-1

                                     PART I

ITEM 1. BUSINESS.

    In addition to the historical information contained herein, the discussion in this Form 10-K contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements concerning: growth and anticipated operating results, developments in Intrusion Inc.'s markets and strategic focus; new products and product enhancements; potential acquisitions and the integration of acquired businesses, products and technologies; strategic relationships and future economic and business conditions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Form 10-K. Intrusion Inc.'s actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the section captioned "Factors That May Affect Future Results of Operations" in Item 1 of this Form 10-K as well as those cautionary statements and other factors set forth elsewhere herein.

GENERAL

    We develop, market and support a family of security software and appliances that address vital security issues facing organizations deploying business applications over the Internet or internally via Intranets. We currently provide e-security solutions including intrusion detection systems, virtual private network appliances and firewall appliances.

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

    Our company was organized in Texas in September 1983 and reincorporated in Delaware in October 1995. For more than 15 years, we provided local area networking equipment and were known as Optical Data Systems or ODS Networks. On April 17, 2000, we announced plans to sell, or otherwise dispose of, our networking divisions, which include our Essential Communications division and our local area networking assets. In accordance with these plans, we have accounted for these businesses as discontinued operations. On June 1, 2000, we changed our name from ODS Networks, Inc. to Intrusion.com, Inc., and our NASDAQ ticker symbol from ODSI to INTZ to reflect our focus on e-security solutions. On November 1, 2001, we changed our name from Intrusion.com, Inc. to Intrusion Inc.

    Our principal executive offices are located at 1101 E. Arapaho Road, Richardson, Texas 75081, and our telephone number is (972) 234-6400. References to "we", "us", "our" or "Intrusion Inc." refer to Intrusion Inc. and its subsidiaries.

RECENT DEVELOPMENTS

    In March 2002 we sold our last remaining discontinued operation, Essential Communications division, for $1 million generating a gain of $0.4 million. Terms of the sale included transferring $0.7 million in net property, plant and equipment, $0.1 million in current liabilities and product maintenance obligations for which $0.4 million is recorded in deferred revenue.

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

    Although open computing environments such as the Internet have many business advantages, their openness and accessibility make these systems, and the integrity of the information that is stored on them, vulnerable to internal and external security threats. These systems can be breached by computer hackers, curious or disgruntled employees, contractors and competitors who may compromise or destroy sensitive information within the system or otherwise disrupt the normal operation of the system. In addition, open computing environments such as the Internet are complex and typically involve a variety of hardware, operating systems and applications provided by numerous vendors. Each addition or change to the hardware, operating system or application may introduce new vulnerabilities and security risks to the system.

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

    As e-business and open computing environments continue to expand, we anticipate that security management will become an essential system on organizations' networks. We believe we are poised to take advantage of this requirement for robust security technologies.

    We focus on two areas of security, network intrusion detection systems and security appliances to deliver security applications to end users.

NETWORK INTRUSION DETECTION SYSTEMS

    Network intrusion detection systems analyze network traffic for attacks. They examine individual packets within the data stream to identify threats from authorized users, back-door attacks and hackers who have thwarted the control systems to exploit network connections and access valuable data. Network intrusion detection systems add a new level of visibility into the nature and characteristics of the network. They provide information about the use and usage of the network that can be used to:

    - increase the value and efficacy of the control systems like firewalls and routers;

    - produce hard evidence for the altering of the enterprise security policy; and

    - provide decision support for network management.

SECURITY APPLIANCES

    As the need for network security expands, we believe there is a need to simplify security software installation and reduce the total cost of deployment of network security systems.

    Security appliances simplify the deployment of security systems with preinstalled and preconfigured operating systems and application software. Available in desktop or rack-mountable versions, these integrated appliances extend the reach of security administrators to remote and branch offices.

    - Desktop appliances are small, low profile, task-specific devices built to be deployed within the workplace, and managed remotely by the enterprise or a managed service provider (MSP).

    - Rack-mountable appliances offer expanded input/output and keyboard/video/mouse capabilities. These appliances are highly accessible, expandable and upgradeable.

INTRUSION INC. SOLUTION AND PRODUCTS

    Intrusion's approach to the challenges of information security is to develop, market and support a family of intrusion detection and security appliances for deployment by enterprises, to include remote and branch offices of enterprises, and use by security service providers. We seek to protect information assets from attack and misuse and to safeguard data integrity. Implementing adequate perimeter defense, monitoring network traffic, profiling user behavior and responding rapidly to network intrusions are critical elements for the protection of information integrity.

SECURENET PRO FAMILY OF INTRUSION DETECTION PRODUCTS

    Intrusion's SecureNet Pro-TM-, introduced in July 2000, is a network intrusion detection system software that allows security administrators to automatically monitor high speed network traffic, detect and respond to suspicious activity, and respond to internal and external network abuse. The SecureNet Pro architecture enables the recognition and response to a large number of attack patterns on high-speed networks. Additionally, SecureNet Pro provides for comprehensive packet analysis, resulting in fewer false positives. When a SecureNet Pro sensor detects an attack or misuse, it transmits an alarm to the SecureNet Pro console for administrative review. In addition, SecureNet Pro can respond immediately to an attack or misuse by terminating a connection, sending e-mail or pager alerts, recording the session or taking other user-definable actions. We believe SecureNet Pro's interface, monitoring and reporting capabilities increase the effectiveness of security professionals and enable them to secure their networks more efficiently.

    The SecureNet Pro family of intrusion detection products includes the following:

    - SecureNet Provider-TM- is a three-tier, Windows-based network intrusion detection monitoring and reporting system for enterprises and managed service providers. Coupled with the SecureNet Series of intrusion detection security appliances, SecureNet Provider enables the centralized monitoring and reporting for all SecureNet Pro intrusion detection system sensors to increase the value and accessibility of intrusion detection information.

    - SecureNet 5000 series of network intrusion detection security appliances are rack-mountable security appliance solutions featuring SecureNet Pro network intrusion detection software. Enterprises can configure these appliances as an intrusion detection security sensor, a standalone intrusion detection security appliance that is both sensor and console, or as a console to manage up to 20 SecureNet Pro sensors.

    - SecureNet 2000 series of desktop network intrusion detection security appliances simplify network intrusion detection deployment and increase network intelligence to extend the reach of intrusion detection to remote and branch offices by combining pre-installed SecureNet Pro network intrusion software with open Intel architecture, a hardened operating system based on Red Hat Linux and interfaces for either remote management or command line access.

    - SecureNet 7145-F is an integrated intrusion detection solution designed for gigabit networks. Featuring SecureNet Pro software pre-installed on a 1U-high, rack-mountable appliance and a fiber optic gigabit interface, SecureNet 7145-F extends network intelligence from the enterprise border to gigabit backbones and data centers.

PDS FAMILY OF SECURITY APPLIANCES

    Effective deployment of a security strategy involves installation, configuration, validation, and implementation of all systems. We believe the optimal solution is a combined software and appliance solution that enables increased performance, effectively leverages personnel and reduces the total cost of ownership to the enterprise.

    As organizations expand their operations to include remote offices, regional divisions, branch locations and telecommuters, securing the enterprise becomes more complex. We offer cost-effective integrated security software and appliance solutions that enable centralized management and allow businesses to more easily secure their networks by enabling a variety of complementary security technologies.

    The PDS Series of security appliances are Linux-based platforms with open Intel architecture that enable a variety of security software such as intrusion detection and virtual private network and firewall applications. These perimeter defense systems deliver security software solutions for a networks' perimeter to the managed service provider, large enterprise, small business, or enterprise remote offices.

    While many security platforms can be difficult or costly to manage, a PDS appliance delivers Web-based setup and administration with centralized policy management by enabling the deployment of complementary technologies such as firewall, virtual private network and network intrusion detection systems.

    We have partnered with Check Point Software Technologies to offer their market-leading virtual private network and firewall security software integrated on our family of Perimeter Defense System ("PDS") security appliances. These appliances enable security administrators to more easily and cost-effectively deploy virtual private network and firewall technology throughout the network, into the subnets, and in branch and remote offices.

    The PDS family of security appliance products includes the following:

    - The PDS 1000 and PDS 2000 series are designed for remote and branch offices, and enterprise network subnet deployment. The appliances reduce the threat of unauthorized local access because they do not require a keyboard, video or mouse. Both the PDS 1000 and PDS 2000 series of products offer virtual private network and firewall deployment with the PDS Pilot appliance management software and Check Point VPN-1/FireWall-1 SmallOffice together in an integrated appliance package. The PDS 2000 series can also deliver Check Point's VPN-1/FireWall-1 enterprise software.

    - The PDS 5000 series series is designed for server room, data center or managed service provider deployments where network expansion may be required and may be configured as standalone gateways or for local/remote management. These appliances deliver high-end VPN/firewall security with hardened Red Hat Linux in a rack-mountable case.

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

CUSTOMER SERVICES

    In addition to offering our network security products, we also offer a wide range of services, including design and configuration, project planning and management, training, security analysis and installation and maintenance.

PRODUCT DEVELOPMENT

    The data security industry is characterized by rapidly changing technology, standards and customer demands. We believe that our future success depends in large part upon the timely enhancement of existing products as well as the development of technologically advanced new products that meet industry standards, perform successfully and achieve market acceptance. We are currently developing and marketing next-generation data security products. We are also investing in the development of products that comply with emerging industry standards and are continuously engaged in testing to ensure that our products interoperate with other manufacturers' products which comply with industry standards.

    During 2001, 2000 and 1999, our research and development expenditures were $12.5 million, $13.1 million and $8.2 million, respectively. All of our expenditures for hardware and software research and development costs have been expensed as incurred. At December 31, 2001, we had 32 employees engaged in research and product development.

MANUFACTURING AND SUPPLIES

    Our operational strategy relies on the outsourcing of manufacturing components, assembly and certain other operations to reduce fixed costs and to provide flexibility in meeting market demand.

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

INTELLECTUAL PROPERTY AND LICENSES

    Our success and our ability to compete is dependent, in part, upon our proprietary technology. We hold one U.S. patent relating to network event detection and using event signatures. While we have applied for certain other patents, we currently rely on a combination of contractual rights, trade secrets and copyright laws to establish and protect our proprietary rights in our products. We have also entered into confidentiality agreements with our employees and enter into non-disclosure agreements with our suppliers, resellers and certain customers to limit access to and disclosure of proprietary information. There can be no assurance that the steps taken by us to protect our intellectual property will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

    We have entered into several software and product license agreements. These license agreements provide us with additional software and hardware components that add value to our security products. These license agreements do not provide proprietary rights that are unique or exclusive to us and are generally available to other parties on the same or similar terms and conditions, subject to payment of applicable license fees and royalties.

SALES, MARKETING AND CUSTOMERS

    We market and distribute our products primarily through a direct sales force to end users supplemented by numerous domestic and international distributors, system integrators and value added resellers. At December 31, 2001, our sales and marketing organization consisted of 58 individuals, including managers, sales representatives, marketing personnel and technical support personnel.

    FIELD SALES FORCE. Our direct sales organization focuses on major account sales; channel partners including distributors, Value Added Resellers ("VARs") and integrators; promotes our products to current and potential customers; and monitors evolving customer requirements. The field sales and technical support force provides training and technical support to our resellers and end users and assists our customers to design secure data networking solutions.

    We currently conduct sales and marketing efforts from our principal office in Richardson (Dallas), Texas; Washington, D.C.; and through foreign sales offices located in the following countries: Canada, England, France, Germany, Japan, Malaysia, and South Korea.

    DISTRIBUTORS. We have signed distribution agreements with distributors in the United States, Europe and Asia. In general, these relationships are non-exclusive. Distributors typically maintain an inventory of our products. Under these agreements, we provide certain protection to the distributors for their inventory of our products for price reductions as well as products that are slow-moving or have been discontinued. Recognition of sales to distributors and related gross profits are deferred until the merchandise is resold by the distributors. However, since we have legally sold the inventory to the distributor and we no longer have care, custody or control over the inventory, we recognize the trade accounts receivable and reduce inventory related to the sale at the time of shipment to the distributor.

    RESELLERS. Domestic and international system integrators and value added resellers (collectively, "resellers") sell our products as stand-alone solutions to end users and integrate our products with products sold by other vendors into data security systems that are sold to end users. Our field sales force and technical support organization provide support to these resellers. Our agreements with resellers are non-exclusive, and our resellers generally sell other products that may compete with our products. Resellers may place higher priority on products of other suppliers who are larger than and have more name recognition than us, and there can be no assurance that resellers will continue to sell and support our products.

    FOREIGN SALES. We believe that rapidly evolving international markets are important sources of future net sales. Our export sales are currently being made through a direct sales force supplemented by international resellers in Europe, Asia, Latin America and Canada. Export sales accounted for approximately 36.4%, 19.2% and 14.0% of net sales in 2001, 2000 and 1999, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report for a geographic breakdown of our product revenue in 2001, 2000 and 1999. Sales to foreign customers and resellers generally have been made in United States dollars.

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

    Although we sell our products to many customers, direct sales to five such resellers and end-user customers, iGov.com, TRW Systems & Information Technology ("TRW"), AT&T Corp. ("AT&T"), Federal Data Corporation ("Federal Data") and Comstor, Inc. ("Comstor") have each accounted for 10% or more of our net sales in at least one of the past three fiscal years as indicated in the following schedule.

                                                                    PERCENTAGE OF
                                                                      NET SALES
                                                            ------------------------------
CUSTOMER                                                      2001       2000       1999
--------                                                    --------   --------   --------
iGov.com..................................................    5.4%       14.2%      21.3%
TRW.......................................................    7.9        24.1        7.4
AT&T......................................................    0.6         0.2       10.9
Federal Data..............................................    0.8         1.9       16.0
Comstor...................................................    0.0         0.0       12.1

    A large portion of the products sold to iGov.com, TRW and Federal Data during the periods shown were integrated with other products or services and sold to U.S. government customers by those system integrators. No other customer accounted for 10% or more of our net sales in 2001, 2000 or 1999, respectively. The loss of any of these customers could have a material adverse effect our business and our operating results if not replaced.

    BACKLOG. We believe that only a small portion of our order backlog is non-cancelable and that the dollar amount associated with the non-cancelable portion is immaterial. We purchase inventory based upon our forecast of customer demand and maintain inventories of sub-assemblies and finished products in advance of receiving firm orders from customers. Orders are generally fulfilled within two to eight weeks following receipt of an order. Due to the generally short cycle between order and shipment and occasional customer-initiated changes in delivery schedules or cancellation of orders that are made without significant penalty, we do not believe that our backlog as of any particular date is indicative of future net sales.

    CUSTOMER SUPPORT, SERVICE AND WARRANTY. We service, repair and provide technical support for our products. Our field sales and technical support force work closely with resellers and end-user customers on-site and by telephone to assist with pre- and post-sales support services such as network security design, system installation and technical consulting. By working closely with our customers, our employees increase their understanding of end-user requirements and provide input to the product development process.

    We warrant all of our products against defects in materials and workmanship for periods ranging from 90 days to 12 months. Before and after expiration of the product warranty period, we offer both on-site and factory-based support, parts replacement and repair services. Extended warranty services are separately invoiced on a time and materials basis or under an annual maintenance contract.

COMPETITION

    The market for data security solutions is intensely competitive and subject to frequent product introductions with improved price and performance characteristics. Industry suppliers compete in areas such as conformity to existing and emerging industry standards, interoperability with networking and other security products, management and security capabilities, performance, price, ease of use, scalability, reliability, flexibility, product features and technical support. We believe that our approach of combining security network design services, our products and third-party products provides us with a competitive advantage with large organizations with complex security requirements.

    There are numerous companies competing in various segments of the data security markets. Our principle competitors in the network intrusion detection market include Internet Security Systems, Inc. ("ISS"), Cisco Systems, Inc. ("Cisco"), Enterasys Networks, Inc. ("Enterasys") and NFR Security, Inc. ("NFR"). Our principle competitors in the Check Point Software
Technologies Ltd. firewall / VPN appliance market include Nokia Corporation ("Nokia"), Celestix Networks, Inc. ("Celestix"), International Business Machines Corp. ("IBM") and Compaq Computer Corp. ("Compaq"). Several of our competitors have substantially greater financial, technical, sales and marketing resources, better name recognition and a larger customer base than we do. In addition, many of our competitors offer customers a broader product line which may provide a more comprehensive networking and security solution than we currently offer. Even if we do introduce advanced products which meet evolving customer requirements in a timely manner, there can be no assurance that our new products will gain market acceptance.

    Certain companies in the data security industry have expanded their product lines or technologies in recent years as a result of acquisitions. Further, more companies have developed products which conform to existing and emerging industry standards and have sought to compete on the basis of price. We anticipate increased competition from large networking equipment vendors which are expanding their capabilities in the data security market. In addition, we anticipate increased competition from private "start-up" companies that have developed or are developing advanced security products. Increased competition in the security industry could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that we will be able to compete successfully in the future with current or new competitors.

EMPLOYEES

    As of December 31, 2001, we employed a total of 149 persons, including 58 in sales, marketing and technical support, 9 in manufacturing and operations, 32 in research and product development, 15 in administration and finance, and 35 in our discontinued networking operations.

    None of our employees are represented by a labor organization, and we are not a party to any collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

    Competition in the recruiting of personnel in the networking and data security industry is intense. We believe that our future success will depend in part on our continued ability to hire, motivate and retain qualified management, sales and marketing, and technical personnel. To date, we have not experienced significant difficulties in attracting or retaining qualified employees.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

    In addition to the other information in this Form 10-K, the following factors should be considered in evaluating Intrusion Inc. and our business.

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

    ACQUISITIONS. ISS, Cisco, Enterasys, NFR, Nokia, Celestix, IBM, Compaq and other competitors have recently acquired several security companies with complementary technologies, and we anticipate that such acquisitions will continue in the future. These acquisitions may permit such competitors to accelerate the development and commercialization of broader product lines and more comprehensive solutions than we currently offer. In the past, we have relied upon a combination of internal product development and partnerships with other security vendors to provide competitive solutions to customers. Certain of the recent and future acquisitions by our competitors may have the effect of limiting our access to commercially significant technologies. Further, the business combinations and acquisitions in the security industry are creating companies with larger market shares, customer bases, sales forces, product offerings and technology and marketing expertise. There can be no assurance that we will be able to compete successfully in such an environment.

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

    MANUFACTURING AND SUPPLIERS. Our operational strategy relies on outsourcing of product assembly and certain other operations. There can be no assurance that we will effectively manage our third-party contractors or that these contractors will meet our future requirements for timely delivery of products of sufficient quality and quantity. Further, we intend to introduce a number of new products and product enhancements in 2002 that will require that we rapidly achieve volume production of those new products by coordinating our efforts with those of our suppliers and contractors. The inability of the third-party contractors to provide us with adequate supplies of high-quality products could cause a delay in our ability to fulfill orders and could have an adverse effect on our business, operating results and financial condition.

    All of the materials used in our products are purchased under contracts or purchase orders with third parties. While we believe that many of the materials used in the production of our products are generally readily available from a variety of sources, certain components such as microprocessors and mother boards are available from one or a limited number of suppliers. The lead times for delivery of components vary significantly and can exceed twelve weeks for certain components. If we should fail to forecast our requirements accurately for components, we may experience excess inventory or shortages of certain components that could have an adverse effect on our business and operating results. Further, any interruption in the supply of any of these components, or the inability to procure these components from alternative sources at acceptable prices within a reasonable time, could have an adverse effect on our business and operating results.

    INTELLECTUAL PROPERTY AND LICENSES. There are many patents held by companies which relate to the design and manufacture of data security systems. Potential claims of infringement could be asserted by the holders of those patents. We could incur substantial costs in defending our company and our customers against any such claim regardless of the merits of such claims. In the event of a successful claim of infringement, we may be required to obtain one or more licenses from third parties. There can be no assurance that we could obtain the necessary licenses on reasonable terms.

    SUFFICIENCY OF CASH FLOW. As of December 31, 2001, we had cash, cash equivalents and investments in the amount of approximately $20.4 million, down from approximately $45.4 million as of December 31, 2000. Although we believe we have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months, the sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control. Moreover, despite actions to reduce our costs and improve our profitability, we expect our operating losses and net operating cash outflows to continue during 2002. As a result, we may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability without obtaining additional financing. We do not currently have any arrangements for financing, and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. If our business does not generate sufficient cash flow from operations and sufficient future financings are not available, we may not be able to operate or grow our business, pay our expenses when due or fund our other liquidity needs.

    DEPENDENCE ON CHECK POINT TECHNOLOGIES. A large percentage of our sales are represented by our PDS family of security appliances which are integrated with Check Point Software Technologies' market-leading virtual private network and firewall security software. We expect the percentage of sales represented by these products to increase in the future. Although we are a certified appliance partner of Check Point and our PDS products have received certification from Check Point, we have no long term agreement or exclusive relationship with Check Point. As a result, the loss or significant change in our relationship with Check Point, the failure of future PDS products to receive Check Point certification, the business failure of Check Point or its acquisition by or of one of our competitors, and the loss of market share of Check Point or market acceptance of its products could each have a material adverse effect on our business, financial condition and results of operations.

    THIRD-PARTY PRODUCTS. We believe that it is beneficial to work with third parties with complementary technologies to broaden the appeal of our security products. These alliances allow us to provide integrated solutions to our customers by combining our developed technology with third-party products. As we also compete with these technology partners in certain segments of the market, there can be no assurance that we will have access to all of the third-party products that may be desirable or necessary in order to offer fully integrated solutions to our customers.

    DEPENDENCE ON KEY CUSTOMERS. A relatively small number of customers have accounted for a significant portion of our revenue. U.S. government agencies, large system integrators and managed service providers are expected to continue to account for a substantial portion of our net revenue. We continuously face competition from ISS, Cisco, Enterasys, NFR, Nokia, Celestix, IBM, Compaq and others for U.S. government security projects and corporate security installations. Any reduction or delay in sales of our products to these customers could have a material adverse effect on our operating results.

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

    IMPACT OF GOVERNMENT CUSTOMERS. In 2001, 23.7% of our revenue was derived from sales to the U.S. government, either directly by us or through system integrators and other resellers. Sales to the government present risks in addition to those involved in sales to commercial customers, including potential disruptions due to appropriation and spending patterns and the government's reservation of the right to cancel contracts and purchase orders for its convenience.

    DISCONTINUED OPERATIONS. In the second quarter of 2000, we discontinued our networking operations and accordingly have shown the networking operations as discontinued in the accompanying financial statements.

    During the first quarter of 2001, we closed the sale of our legacy local area networking division generating a gain of $2.1 million which was used to reduce the estimated net realizable value of the net assets of the remaining discontinued operations of our Essential Communications division. During the second quarter of 2001, in response to unfavorable market conditions and efforts to sell Essential, we recorded additional charges to write down the net assets of Essential to reflect its current estimated net realizable value of $0.8 million. The $5.0 million second quarter charge included $0.8 million for operating losses expected to be incurred between July and the end of the first quarter of 2002 by which time we expect to have exited, disposed of or otherwise transitioned a majority of our ownership in Essential.

    In March 2002 we sold our last remaining discontinued operation, Essential Communications division, for $1 million generating a gain of $0.4 million. Terms of the sale included transferring $0.7 million in net property, plant and equipment, $0.1 million in current liabilities and product maintenance obligations for which $0.4 million is recorded in deferred revenue.

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

    RESTRUCTURING AND COST REDUCTIONS. We implemented a restructuring plan in 2001. The objective of our restructuring plan was to reduce our cost structure to a sustainable level that is consistent with the current macroeconomic environment. We also implemented other strategic initiatives designed to strengthen our operations. These plans involve, among other things, reductions in our workforce and facilities, aligning our organization around our business objectives, realignment of our sales force and changes in our sales management. The workforce reductions could result in temporary reduced productivity of our remaining employees. Additionally, our customers and prospects may delay or forgo purchasing our products due to a perceived uncertainty caused by the restructuring and other changes. Failure to achieve the desired results of our initiatives could seriously harm our business, results of operations and financial condition.

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

    Due to the factors noted above and in "Management's Discussion and Analysis of Financial Condition and Results of Operations", our future earnings and common stock price may be subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. Any shortfall in revenue and earnings from the levels anticipated by securities analysts could have an immediate and significant effect on the trading price of our common stock in any given period. Also, we participate in a highly dynamic industry, which often results in volatility of our common stock price.

ITEM 2. PROPERTIES.

    Our headquarters is located in a modern, two-story building in Richardson, Texas, with an aggregate of approximately 95,000 square feet of floor space. This facility includes our corporate administration, operations, marketing, research and development, sales and technical support personnel. We occupy this facility under a lease, the base term of which expires in February 2005, with two seven-year options to extend the lease term, subject to compliance with certain conditions. We also lease a separate warehouse facility consisting of approximately 8,000 square feet, adjacent to our headquarters, under a lease that expires in June 2002.

    Personnel of the Essential division (part of the our discontinued operations) are located in a 15,120 square foot leased property in Albuquerque, New Mexico. The lease is scheduled to expire in February 2009. In March 2002, we sold the assets of Essential Communications (see Recent Developments). A condition of the sale was to give Essential personnel 60 days to exit the facility. Included in the gain on the sale of Essential is a $0.3 million reserve to terminate the lease which is the equivalent of 2 years' lease and maintenance of the facility. Successful termination for less than $0.3 million will result in a greater gain on disposition of Essential. Termination for more than $0.3 million will reduce the gain on disposition of Essential.

    Much of our security software research and development staff is located in an 11,400 square foot leased property in San Diego, California. The lease will expire in August 2002. Research and development, sales and administrative personnel occupy this facility.

    The lease on the sales office located in Vienna, Virginia, which occupied 9,747 square feet and had an original expiration date of April 2004, was terminated early in November 2001 for $0.2 million.

    In addition, we lease small amounts of office space for sales and technical support personnel domestically internationally in Canada, England, France, Germany, Malaysia, Japan and South Korea. We believe that the existing facilities at December 31, 2001 will be adequate to meet our requirements through 2002. See Note 5 of Notes to Consolidated Financial Statements for additional information regarding our obligations under leases.

ITEM 3. LEGAL PROCEEDINGS.

    We are not a party to any material litigation and are not aware of any threatened litigation which would have a material adverse effect on our business, operating results or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of our security holders during the fourth quarter of 2001.

                                    PART II

ITEM 5. MARKET FOR INTRUSION'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Our common stock is traded on The Nasdaq Stock Market (National Market System) under the symbol "INTZ". As of February 26, 2002 there were approximately 220 registered holders of record of the common stock. The following table sets forth, for the periods indicated, the high and low per share intra-day sales prices for the common stock, as reported by The Nasdaq Stock Market.

                                                        2001                  2000
                                                 -------------------   -------------------
                                                   HIGH       LOW        HIGH       LOW
                                                 --------   --------   --------   --------
First Quarter..................................   $8.50      $3.25      $31.50     $8.69
Second Quarter.................................    4.90       2.75       24.00      7.56
Third Quarter..................................    4.14       0.90       17.25      9.00
Fourth Quarter.................................    2.15       0.62       12.25      2.88

    We have not declared or paid cash dividends on our capital stock since 1995. We currently retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by our Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA.

    The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K and the consolidated financial statements and notes thereto included in Item 14 of this Form 10-K. Continuing operations consisted of our information security business which began operations in 1998. Discontinued operations are composed of our local area networking divisions which were discontinued in April 2000.

                                                       YEAR ENDED DECEMBER 31,
                                   ----------------------------------------------------------------
                                       2001           2000         1999         1998         1997
STATEMENT OF OPERATIONS DATA:      ------------   ------------   --------   ------------   --------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue..........................  $  16,685      $  23,210      $  7,963   $   1,920      $     --
Cost of Sales....................     13,490         19,009         3,877         968            --
                                   ---------      ---------      --------   ---------      --------
Gross profit.....................      3,195          4,201         4,086         952            --
Operating expenses:
  Sales and marketing............     23,550         27,740        12,236      17,806            --
  Research and development.......     12,549         13,073         8,171       2,847            --
  In-process research and
    development..................         --             --            --       1,047 (1)        --
  General and administrative.....      4,481          5,865         2,466         731            --
  Amortization of intangibles....      1,233            975           547         272            --
  Restructuring costs............      4,673 (3)         --            --          --            --
                                   ---------      ---------      --------   ---------      --------
Operating loss...................    (43,291)       (43,452)      (19,334)    (21,751)           --
Interest income, net.............      1,687          3,301         1,104       1,398            --
Other income (expense)...........        112         66,335 (2)        --      (1,122)           --
                                   ---------      ---------      --------   ---------      --------
Income (loss) before income
  taxes..........................    (41,492)        26,184       (18,230)    (21,475)           --
Income taxes provision
  (benefit)......................     (1,877)         1,999            --      (3,104)           --
                                   ---------      ---------      --------   ---------      --------
Income (loss) from continuing
  operations.....................    (39,615)        24,185       (18,230)    (18,371)           --
Income (loss) from discontinued
  operations, net of tax.........     (6,165)          (974)        6,190      (7,379)       (4,937)
                                   ---------      ---------      --------   ---------      --------
Net income (loss)................  $ (45,780)     $  23,211      $(12,040)  $ (25,750)     $ (4,937)
                                   =========      =========      ========   =========      ========
Basic earnings (loss) per share,
  continuing operations..........  $   (1.93)     $    1.23      $  (0.98)  $   (1.07)     $   0.00
                                   =========      =========      ========   =========      ========
Diluted earnings (loss) per
  share, continuing operations...  $   (1.93)     $    1.18      $  (0.98)  $   (1.07)     $   0.00
                                   =========      =========      ========   =========      ========
Basic earnings (loss) per
  share..........................  $   (2.23)     $    1.18      $  (0.65)  $   (1.50)     $  (0.30)
                                   =========      =========      ========   =========      ========
Dilutive earnings (loss) per
  share..........................  $   (2.23)     $    1.13      $  (0.65)  $   (1.50)     $  (0.30)
                                   =========      =========      ========   =========      ========
Weighted average shares
  outstanding
  --Basic........................     20,565         19,624        18,565      17,190        16,437
                                   =========      =========      ========   =========      ========
  --Diluted......................     20,565         20,478        18,565      17,190        16,437
                                   =========      =========      ========   =========      ========

BALANCE SHEET DATA:

                                                  2001       2000       1999       1998       1997
                                                --------   --------   --------   --------   --------
Working capital...............................  $25,240    $52,514    $ 66,578   $31,763    $51,847
Total assets..................................   42,295     92,414     120,502    61,710     77,178
Total liabilities.............................    8,797     13,627      38,925    12,204     10,799
Total stockholders' equity....................   33,498     78,787      81,577    49,506     66,379

------------------------

(1) The write-off of acquired in-process research and development in the year ending December 31, 1998, is comprised of approximately $1.0 million resulting from the acquisition of Computer Misuse and Detection System assets from Science Applications International Corporation.

(2) Other income for the year ending December 31, 2000 is comprised primarily of a $66.4 million pre-tax gain realized on the sale of Alteon
    WebSystems, Inc. common stock.

(3) Restructuring costs for the year ending December 31, 2001 include the impairment of certain intangible assets associated with obsolete product lines and severance and lease termination costs for restructuring activities.

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

OVERVIEW

    We develop, market and support a family of security software and appliances that address vital security issues facing organizations deploying business applications over the Internet or internally via Intranets. We currently provide e-security solutions including intrusion detection systems, virtual private network appliances and firewall appliances. On June 1, 2000, we changed our name from ODS Networks, Inc. to Intrusion.com Inc. and our NASDAQ ticker symbol from ODSI to INTZ to reflect our focus on e-security solutions. On November 1, 2001, we changed our name from Intrusion.com, Inc. to Intrusion Inc. During the second quarter of 2000, we announced our plan to sell, or otherwise dispose of, our networking divisions which includes our Essential Communications division and our local area networking assets and began accounting for these networking divisions as discontinued operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    Management's discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes, warranty obligations, restructuring, maintenance contracts and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

    We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

REVENUE RECOGNITION

    We generally recognize product revenue upon shipment of product. We accrue for estimated warranty costs, sales returns and other allowances at the time of shipment based on our experience. Revenue from maintenance contracts is deferred and recognized over the contractual period the services are performed. To date, warranty costs and sales returns have not been material. There is a risk that technical issues on new products could result in unexpected warranty costs and returns.

    We recognize software revenue from the licensing of our software products in accordance with Statement of Position ("SOP") No. 97-2 "Software Revenue Recognition" and SOP 98-9 "Modification of 97-2, Software Revenue Recognition, with respect to certain transactions" whereby revenue from the licensing of our products is not recognized until all four of the following have been met:
i) execution of a written purchase order, license agreement or contract;
ii) shipment of the product has occurred; iii) the license fee is fixed and determinable; and iv) collectibility is probable. The Company defers and recognizes maintenance and support revenue over the term of the contract period, which is generally one year.

    We have signed distribution agreements with distributors in the United States, Europe and Asia. In general, these relationships are non-exclusive. Distributors typically maintain an inventory of our products. Under these agreements, Intrusion Inc. provides certain protection to the distributors for their inventory of Intrusion Inc. products for price reductions as well as products that are slow-moving or have been discontinued by the Company. Recognition of sales to distributors and related gross profits are deferred until the merchandise is resold by the distributors. However, since we have legally sold the inventory to the distributor and we no longer have care, custody or control over the inventory, we recognize the trade accounts receivable and reduce inventory related to the sale at the time of shipment to the distributor. Revenue, offset by deferred cost of sales, is included in deferred revenue in the accompanying financial statements.

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND RETURNS

    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

INVENTORY

    We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

DISCONTINUED OPERATIONS

    In the second quarter of 2000, we discontinued our networking operations and accordingly have shown the networking operations as discontinued in the accompanying financial statements.

    During the first quarter of 2001, we closed the sale of our legacy local area networking division generating a gain of $2.1 million which was used to reduce the estimated net realizable value of the net assets of our remaining discontinued operations, Essential. During the second quarter of 2001, in response to unfavorable market conditions and efforts to sell Essential, we recorded additional charges to write down the net assets of Essential to reflect its current estimated net realizable value of $0.8 million. The $5.0 million second quarter charge included $0.8 million for operating losses expected to be incurred between July and the end of the first quarter of 2002 by which time we expect to have exited, disposed of or otherwise transitioned a majority of our ownership in Essential.

    In March 2002 we sold our last remaining discontinued operation, Essential Communications division, for $1 million generating a gain of $0.4 million. Terms of the sale included transferring $0.7 million in net property, plant and equipment, $0.1 million in current liabilities and product maintenance obligations for which $0.4 million is recorded in deferred revenue.

    A condition of the sale was to give Essential Communications personnel
60 days to exit Essential Communications' lease facility, the obligation for which we retained as part of the sale. Included in the gain on the sale of Essential Communications is management's estimate of $0.3 million to terminate this lease agreement, which is equivalent to 2 years' lease and maintenance of the facility. Successful termination for less than $0.3 million will result in a greater gain on sale. Termination for more than $0.3 million will reduce the gain on sale. The contractual term of the lease runs through February 2009 and remaining contractual lease payments total $1.2 million at December 31, 2001.

RESULTS OF OPERATIONS

    The following tables set forth, for the periods indicated, certain financial data as a percentage of net sales.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Net sales...................................................    100.0%     100.0%     100.0%
Cost of Sales...............................................     80.9       81.9       48.7
                                                               ------     ------     ------
Gross profit................................................     19.1       18.1       51.3
Operating expenses:
  Sales and marketing.......................................    141.1      119.5      153.7
  Research and development..................................     75.2       56.3      102.6
  General and administrative................................     26.9       25.3       31.0
  Amortization of intangibles...............................      7.4        4.2        6.9
  Restructuring and Other Charges...........................     28.0         --         --
                                                               ------     ------     ------
Operating loss..............................................   (259.5)    (187.2)    (242.9)
Interest income, net........................................     10.1       14.2       13.9
Other income (expense)......................................      0.7      285.8        0.0
                                                               ------     ------     ------
Income (loss) before income taxes...........................   (248.7)     112.8     (229.0)
Income taxes provision (benefit)............................    (11.2)       8.6        0.0
                                                               ------     ------     ------
Income (loss) from continuing operations....................   (237.4)     104.2     (229.0)
Income (loss) from discontinued operations, net of tax......    (36.9)      (4.2)      77.7
                                                               ------     ------     ------
Net income (loss)...........................................   (274.4)     100.0     (151.3)
                                                               ======     ======     ======

                                                                2001       2000       1999
                                                              --------   --------   --------
Domestic sales..............................................     63.6%      80.8%      86.0%
Export sales to:
  Europe....................................................     25.4        7.6        8.3
  Canada....................................................      4.0        2.7        0.1
  Asia......................................................      6.3        7.4        5.6
  Latin America.............................................      0.7        1.5        0.0
                                                               ------     ------     ------
Net sales...................................................    100.0%     100.0%     100.0%
                                                               ======     ======     ======

2001 COMPARED WITH 2000

NET SALES

    Net sales decreased 28.1% to $16.7 million in 2001 from $23.2 million in 2000. The decrease in net sales is primarily due to the fact that the decline in our maturing SecureCom product line was greater than the growth in our more recently introduced product lines, SecureNet Pro and our PDS appliances. In addition, the economic decline in technology spending for large enterprise and federal customers during 2001 contributed to the decrease in our net sales for the period.

    Export sales in 2001 increased to $6.1 million, or 36.4% of net sales, compared to $4.5 million, or 19.2% of net sales in 2000 primarily due to greater international acceptance of our security products.

    Sales to iGov.com in 2001 and 2000 were 5.4% and 14.2%, respectively of net sales. Sales to TRW in 2001 and 2000 were 7.9% and 24.1%, respectively of net sales. In addition, a portion of our sales to iGov.com, TRW and other corporations were resold by those organizations to various agencies of the U.S. government.

GROSS PROFIT

    Gross profit decreased 23.9% to $3.2 million in 2001 from $4.2 million in 2000. As a percentage of net sales, gross profit increased to 19.1% for 2001 from 18.1% in 2000. This increase is primarily associated to a decrease in our operations infrastructure spending, which includes operations management, supply chain management, purchasing, quality, order entry, planning and other related functions.

    Cost of Sales in 2001 includes a $1.3 million second quarter write-off of SecureCom inventory as demand has shifted to our new intrusion detection and security appliance product lines. Absent this write-off, gross profit would have been $4.5 million or 27.2% as a percentage of net sales.

    Gross profit as a percentage of net sales is impacted by several factors, including shifts in product mix, changes in channels of distribution, sales volume, fluctuations in manufacturing costs, pricing strategies, and fluctuations in sales of integrated third-party products.

SALES AND MARKETING

    Sales and marketing expenses decreased 15.1% to $23.6 million in 2001 from $27.7 million in 2000 as we restructured our sales force, including headcount reductions, to accommodate the decline in information technology spending. As a percentage of net sales, sales and marketing expenses increased to 141.1% in 2001 from 119.5% in 2000. We expect sales and marketing expenses to decrease in 2002 compared to 2001 as we recognize the full benefit from restructuring actions taken throughout 2001. We also expect sales and marketing expenses, as a percentage of net sales, to decrease in 2002 compared to 2001.

RESEARCH AND DEVELOPMENT

    Research and development expenses decreased 4.0% to $12.5 million, or 75.2% of net sales, in 2001 compared to $13.1 million, or 56.3% of net sales, in 2000 as we reduced headcount in our engineering department to accommodate the decline in information technology spending and eliminated engineering efforts with regards to our SecureCom product family. Our research and development costs are expensed in the period in which they are incurred. We expect research and development expenses to decrease in 2002 compared to 2001 as we recognize the full benefit from restructuring actions taken throughout 2001. The Company expects research and development, as a percentage of net sales, to decrease in 2002 compared to 2001.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses, excluding amortization expenses, decreased 23.6% to $4.5 million in 2001 from $5.9 million in 2000 as we reduced headcount in our support functions to reduce costs. As a percentage of net sales, general and administrative expenses increased to 26.9% in 2001 from 25.3% in 2000. We expect general and administration expenses to decrease in 2002 compared to 2001 as we recognize the full benefit of restructuring actions taken throughout 2001.

AMORTIZATION OF INTANGIBLES

    Amortization of intangibles increased 26.5% to $1.2 million in 2001 from approximately $1.0 million in 2000, due to the acquisition of MimeStar in June 2000. Amortization expense in 2001 reflects a full year amortization of MimeStar intangibles. Absent any acquisitions or impairment of MimeStar intangibles, we expect amortization of intangibles to be $0.8 million in 2002.

RESTRUCTURING CHARGES

    Demand continued to shift to our new intrusion detection and security appliance product lines during 2001, and as such, we streamlined operations and activities that are not aligned with these core markets and strategies. This shift in demand resulted in a charge of $3.1 million to recognize the impairment of intangible assets (primarily developed technology) related to our SecurityAnalyst and SecureEnterprise product lines. We also recorded restructuring charges of $1.3 million for severance as a result of reductions in force affecting 150 employees and $0.2 million for early termination of excess lease space. Substantially all severance obligations and the lease termination payment were paid prior to December 31, 2001.

    Pursuant to these restructuring actions, we reduced operating expenses, excluding restructuring charges and amortization, 48.4% from $14.1 million in the first quarter of 2001 to $7.3 million in the fourth quarter of 2001. Comparing first quarter 2001 to fourth quarter 2001 operating expense categories, sales and marketing reduced 44.7% from $8.0 million to $4.4 million, research and development reduced 51.5% from $4.3 million to $2.1 million and general and administrative reduced 57% from $1.8 million to $0.8 million, respectively. We expect operating expenses, excluding amortization and any additional restructuring charges, to be less than $7.0 million in the first quarter of 2002.

INTEREST INCOME, NET

    Net interest income decreased 48.9% to $1.7 million in 2001 from $3.3 million in 2000 primarily due to a decrease in average cash and interest-bearing investment balances. As a percentage of net sales, net interest income was 10.1% and 14.2% in 2001 and 2000, respectively. We expect net interest income to decrease in 2002 compared to 2001 as we expect our average cash and interest-bearing investment balances to decline for 2002 when compared to 2001. Net interest income will vary in the future based on our cash flow and rate of return on investments.

INCOME TAXES

    Our effective income tax rate was a benefit of 4.8% in 2001 compared to an income tax rate of 7.6% in 2000. We were able to carryback our 2001 net operating loss to 2000 and expect to recover $2.8 million of income taxes, which we expect to receive by June 30, 2002. We also incurred a $475 thousand foreign tax expense related to the sale of the LAN business. These two items were the primary contributors to a $1.8 million tax benefit for 2001. See Note 8 of the Notes to Consolidated Financial Statements.

2000 COMPARED WITH 1999

NET SALES

    Net sales increased 191.5% to $23.2 million in 2000 from $8.0 million in 1999. Our increased revenue was attributed to several factors including: increased sales in our SecureCom product line, SecurityAnalyst availability for all of 2000 compared to only the fourth quarter of 1999, and new product introductions of SecureNet Pro and PDS 2100.

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

AMORTIZATION OF INTANGIBLES

    Amortization of intangibles increased 78.2% to approximately $1.0 million in 2000 from approximately $0.5 million in 1999, due to the acquisition of MimeStar in June 2000.

INTEREST INCOME, NET

    Net interest income increased 199.0% to $3.3 million in 2000 from $1.1 million in 1999 primarily due to an increase in average cash and interest-bearing investment balances related to our sale of Alteon WebSystems' common stock, generating gross proceeds of $67.1 million in the first quarter of 2000. As a percentage of net sales, net interest income was 14.2% and 13.9% in 2000 and 1999, respectively.

INCOME TAXES

    Our effective income tax rate was 7.6% in 2000 compared to an income tax rate of 0% in 1999. We fully utilized our net operating loss carryback in 1998. We did not record an income tax benefit in 1999 related to the net operating losses that can be carried forward to offset taxable income in future years. Due to our sale of Alteon WebSystems' common stock in 2000, we recognized the tax benefit of the 1999 net operating loss carryforward in 2000. See Note 8 of the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    Our principal sources of liquidity at December 31, 2001 were $15.8 million of cash and cash equivalents and $4.7 million of short-term investments. As of December 31, 2001, we do not hold investments with a stated maturity beyond one year. Working capital at December 31, 2001 was $25.2 million compared to $52.5 million as of December 31, 2000.

    Net cash used in continuing operations in 2001 was $28.9 million, primarily due to an operating loss for the year, an increase in income taxes receivable and a decrease in accounts payable and accrued expenses, partially offset by depreciation and amortization, and a decrease in accounts receivable and inventories. Future fluctuations in accounts receivable, inventory balances and accounts payable will be dependent upon several factors, including but not limited to quarterly sales, timely collection of accounts receivable, and the accuracy of our forecasts of product demand and component requirements.

    During 2001, our cash, cash equivalents and investments declined
$25.0 million from $45.4 million on December 31, 2000 to $20.4 million on December 31, 2001. During 2001 we implemented various cost reduction programs reducing operating expenses, excluding these restructuring and cost reductions, from $14.4 million in the first quarter of 2001 to $7.7 million in the fourth quarter of 2001. Based on our current expectations, the Company will incur operating losses and further usage of cash resources during 2002, although at a reduced rate when compared to 2001.

    Net cash provided by investing activities of continuing operations in 2001 was $19.7 million, which consisted of the net proceeds of $20.4 million from maturities and purchases of available for sale securities and the purchase of property and equipment of $0.7 million.

    Net cash provided by financing activities of continuing operations in 2001 was $0.4 million as a result of the issuance of common stock upon the exercise of employee stock options.

    Net cash provided by discontinued operations in 2001 was $4.1 million, which consisted primarily of the net proceeds of the sale of our legacy local area networking business partially offset by losses incurred in the discontinued operations.

    At December 31, 2001, we did not have any material commitments for capital expenditures. During 2001, we funded our operations through the use of available cash, cash equivalents and investments.

    Although we believe we have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months, the sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control. Moreover, despite actions to reduce our costs and improve our profitability, we expect our operating losses and net operating cash outflows to continue during 2002. As a result, we may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability without obtaining additional financing. We do not currently have any arrangements for financing, and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. If our business does not generate sufficient cash flow from operations and sufficient future financings are not available, we may not be able to operate or grow our business, pay our expenses when due or fund our other liquidity needs.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Foreign Exchange. Our revenue originating outside the U.S. in 2001, 2000 and 1999 was 36.4%, 19.2% and 14.0% of total revenues, respectively. Revenues generated from the European region in 2001, 2000 and 1999 were 25.4%, 7.6% and 8.3% of total revenues, respectively. Revenues generated from the Asia region in 2001, 2000 and 1999 were 6.3% 7.4% and 5.6% of total revenues, respectively. International sales are generated primarily from our foreign sales subsidiaries in the local countries and are typically denominated in U.S. dollars. These subsidiaries incur most of their expenses in the local currency.

    Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, import and export regulations, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on our business in 2001, 2000 and 1999 was not material.

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

    Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. Our investment securities are held for purposes other than trading. The weighted-average interest rate on investment securities at December 31, 2001 was 5.4%. The fair value of investments held at December 31, 2001 approximated amortized cost.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required by this item is included in Part IV Item 14(a)(1 and 2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

    Certain information required by Part III is omitted from this Form 10-K because we will file a definitive Proxy Statement for our 2002 annual meeting of stockholders pursuant to Regulation 14A (the "Proxy Statement") no later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF INTRUSION INC..

    The information regarding Directors and Executive Officers of Intrusion Inc. appearing under the captions "Election of Directors", "Compliance with Section 16 Reporting Requirements" and "Executive Officers" contained in the Proxy Statement is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information set forth under "Certain Transactions with Management" contained in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) 1. CONSOLIDATED FINANCIAL STATEMENTS.

    The following consolidated financial statements of Intrusion Inc. and subsidiaries, are submitted as a separate section of this report (See F-pages, and are incorporated by reference in Item 8:

                                                              PAGE NO.
                                                              --------
Report of Independent Auditors..............................    F-1
Consolidated Balance Sheets at December 31, 2001 and 2000...    F-2
Consolidated Statements of Operations for the years ended
  December 31, 2001, 2000 and 1999..........................    F-3
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2001, 2000 and 1999..............    F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999..........................    F-5
Notes to Consolidated Financial Statements..................    F-6

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

    (b) REPORTS ON FORM 8-K.

    On November 5, 2001 we filed a Current Report on Form 8-K (Item 5) dated November 1, 2001 in order to report the Company's name change from Intrusion.com, Inc. to Intrusion Inc. effective November 1, 2001.

    (c) EXHIBITS

    The following Exhibits are filed herewith pursuant to Item 601 of Regulation S-K or incorporated herein by reference to previous filings as noted:

       EXHIBIT
       NUMBER                              DESCRIPTION OF EXHIBIT
---------------------   ------------------------------------------------------------
 2.1       (6)          Certificate of Ownership and Merger Merging Intrusion.com,
                        Inc. into Intrusion Inc.
 3.1       (6)          Amended and Restated Certificate of Incorporation of the
                        Registrant.
 3.2       (5)          Bylaws of the Registrant.
 4.1       (5)          Specimen Common Stock Certificate.
10.1       (1)          Lease Agreement, dated September 12, 1989, between G.D.A.F.
                        Associates and the Registrant for the Registrant's
                        headquarters.
10.2       (1)          1983 Incentive Stock Option Plan of the Registrant, as
                        amended.
10.3       (1)          1987 Incentive Stock Option Plan of the Registrant, as
                        amended.
10.4       (1)          Form of Indemnification Agreement.
10.5       (6)          1995 Stock Option Plan of the Registrant as amended April
                        26, 2001.
10.6       (2)          1995 Non-Employee Directors Stock Option Plan of the
                        Registrant.
10.7       (3)          Supplemental Lease Agreement, dated March 7, 1995, between
                        G.D.A.F. Assoc., subsequently assigned to CIIF Assoc. II
                        Limited Partnership, Landlord, and the Registrant, as
                        Tenant, relative to the Registrant's headquarters.
10.8       (4)          Registration Rights Agreement, dated as of September 25,
                        1998, by and between the Registrant and Science Applications
                        International Corporation.
10.9       (4)          Stockholder and Voting Agreement, dated as of September 25,
                        1998, by and among Science Applications International
                        Corporation, the Registrant and certain stockholders of the
                        Registrant.
10.10      (4)          Strategic Alliance Agreement, dated as of September 25,
                        1998, by and between Science Applications International
                        Corporation and the Registrant.
10.11      (4)          Software Royalty, Grant Back and Improvements License
                        Agreement, dated as of September 25, 1998, by and between
                        Science Applications International Corporation and the
                        Registrant.
10.12      (4)          PartnersPlus Agreement, dated September 25, 1998, by and
                        between the Registrant and Science Applications
                        International Corporation.
10.13      (5)          Amended and Restated 401(k) Savings Plan of the Registrant.
10.14      (5)          1997 Employee Stock Purchase Plan of the Registrant, as
                        amended January 17, 2001.
10.15      (6)          Resignation Agreement and General Release dated November 28,
                        2001 with Timothy W. Kinnear.
21         (6)          List of Subsidiaries of the Registrant.
23         (6)          Consent of Independent Auditors.

------------------------

(1) Filed as an Exhibit in the Registrant's Registration Statement on Form S-1, as amended (File No. 33-6899) which was declared effective on May 21, 1992, by the Securities and Exchange Commission, which Exhibit is incorporated herein by reference.

(2) Filed as an Exhibit to the Registrant's Definitive Proxy Statement on
    Schedule 14A in connection with the solicitation of proxies for its 1995 Annual Meeting of Stockholders, which Exhibit is incorporated herein by reference.

(3) Filed as an Exhibit in the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, which Exhibit is incorporated herein by reference.

(4) Filed as an Exhibit in the Registrant's Current Report on Form 8-K (Item 5), dated October 13, 1998, which Exhibit is incorporated herein by reference.

(5) Filed as an Exhibit in the Registrants' Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, which Exhibit is incorporated herein by reference.

(6) Filed herewith.

                           ANNUAL REPORT ON FORM 10-K
                                 ITEM 14(A)(1)
                              FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2001
                                 INTRUSION INC.
                               RICHARDSON, TEXAS

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders,

Intrusion Inc.

    We have audited the accompanying consolidated balance sheets of Intrusion Inc., and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended
December 31, 2001. Our audits also included the financial statement schedule included in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intrusion Inc., and its subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          [LOGO]

Dallas, Texas
January 17, 2002

                        INTRUSION INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
ASSETS
Current Assets:
  Cash and cash equivalents.................................  $ 15,783   $20,345
  Short-term investments....................................     4,652    17,506
  Accounts receivable, net of allowance for doubtful
    accounts And returns of $797 in 2001 and $919 in 2000...     5,206     6,887
  Income taxes receivable...................................     2,779     1,743
  Inventories...............................................     5,016     8,359
  Deferred taxes--current...................................        --     3,764
  Other current assets......................................       601     1,714
  Net current assets of discontinued operations.............        --     3,958
                                                              --------   -------
Total current assets........................................    34,037    64,276
Property and Equipment
  Machinery and equipment...................................    11,484    13,223
  Furniture and fixtures....................................     1,433     1,573
  Leasehold improvements....................................       962     1,125
                                                              --------   -------
                                                                13,879    15,921
  Accumulated depreciation..................................   (10,276)   (8,787)
                                                              --------   -------
                                                                 3,603     7,134
Long-term investments.......................................        --     7,575
Goodwill and intangible assets, net.........................     3,807     7,634
Other assets................................................       107       361
Net non-current assets from discontinued operations.........       741     5,434
                                                              --------   -------
TOTAL ASSETS................................................  $ 42,295   $92,414
                                                              ========   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses.....................  $  6,000   $ 9,908
  Deferred revenue..........................................     1,658     1,316
  Current liabilities--discontinued operations..............     1,139       562
                                                              --------   -------
Total current liabilities...................................     8,797    11,786
Deferred taxes--noncurrent..................................        --     1,841
                                                              --------   -------
TOTAL LIABILITIES...........................................  $  8,797   $13,627
                                                              ========   =======
Commitments and contingencies...............................        --        --
Stockholders' Equity:
  Preferred stock, $.01 par value: Authorized shares--5,000
    No shares issued and outstanding........................        --        --
  Common stock, $.01 par value: Authorized shares--80,000
    Issued shares--20,649 in 2001 and 20,525 in 2000
    Outstanding shares--20,609 in 2001 and 20,485 in 2000...       206       205
  Additional paid-in-capital................................    47,320    46,916
  Common stock held in Treasury, at cost--40 shares.........      (362)     (362)
  Retained earnings (accumulated deficit)...................   (13,327)   32,453
  Accumulated other comprehensive loss......................      (339)     (425)
                                                              --------   -------
Total stockholders' equity..................................    33,498    78,787
                                                              --------   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $ 42,295   $92,414
                                                              ========   =======

                            See accompanying notes.

                        INTRUSION INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Net sales...................................................  $ 16,685   $23,210    $  7,963
Cost of sales...............................................    13,490    19,009       3,877
                                                              --------   -------    --------
Gross profit................................................     3,195     4,201       4,086
Operating expenses:
  Sales and marketing.......................................    23,550    27,740      12,236
  Research and development..................................    12,549    13,073       8,171
  General and administrative................................     4,481     5,865       2,466
  Amortization of intangibles...............................     1,233       975         547
  Restructuring costs.......................................     4,673        --          --
                                                              --------   -------    --------
Operating loss..............................................   (43,291)  (43,452)    (19,334)
Interest income, net........................................     1,687     3,301       1,104
Other income (expense)......................................       112    66,335          --
                                                              --------   -------    --------
Income (loss) from continuing operations before income
  Taxes.....................................................   (41,492)   26,184     (18,230)
Income taxes provision (benefit)............................    (1,877)    1,999          --
                                                              --------   -------    --------
Income (loss) from continuing operations....................   (39,615)   24,185     (18,230)
Income (loss) from discontinued operations, net of tax......    (6,165)     (974)      6,190
                                                              --------   -------    --------
Net income (loss)...........................................  $(45,780)  $23,211    $(12,040)
                                                              ========   =======    ========
Basic earnings (loss) per share, continuing operations......  $  (1.93)  $  1.23    $  (0.98)
                                                              ========   =======    ========
Diluted earnings (loss) per share, continuing Operations....  $  (1.93)  $  1.18    $  (0.98)
                                                              ========   =======    ========
Basic earnings (loss) per share.............................  $  (2.23)  $  1.18    $  (0.65)
                                                              ========   =======    ========
Diluted earnings (loss) per share...........................  $  (2.23)  $  1.13    $  (0.65)
                                                              ========   =======    ========
Weighted average shares outstanding
  --Basic...................................................    20,565    19,624      18,565
                                                              ========   =======    ========
  --Diluted.................................................    20,565    20,478      18,565
                                                              ========   =======    ========

                            See accompanying notes.

                        INTRUSION INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
NUMBER OF SHARES--ISSUED
  Balance, beginning of year................................    20,525     18,623     18,513
  Issuance of common stock under warrants, stock option and
    purchase Plans..........................................       124      1,902        110
                                                              --------   --------   --------
  Balance, end of year......................................    20,649     20,525     18,623
                                                              --------   --------   --------
NUMBER OF SHARES--OUTSTANDING
  Balance, beginning of year................................    20,485     18,583     18,513
  Issuance of common stock under warrants, stock option and
    purchase Plans..........................................       124      1,902        110
  Repurchase of common stock into treasury..................        --         --        (40)
                                                              --------   --------   --------
  Balance, end of year......................................    20,609     20,485     18,583
                                                              --------   --------   --------
COMMON STOCK
  Balance, beginning of year................................  $    205   $    186   $    185
  Issuance of common stock under warrants, stock option and
    purchase Plans..........................................         1         19          1
                                                              --------   --------   --------
  Balance, end of year......................................  $    206   $    205   $    186
                                                              --------   --------   --------
ADDITIONAL PAID-IN CAPITAL
  Balance, beginning of year................................  $ 46,916   $ 29,996   $ 29,551
  Issuance of common stock under warrants, stock option and
    purchase Plans..........................................       396     15,312        378
  Issuance of common stock for MimeStar acquisition.........        --      1,000         --
  Tax benefit derived from exercise of employee stock
    options.................................................         8        608         67
                                                              --------   --------   --------
  Balance, end of year......................................  $ 47,320   $ 46,916   $ 29,996
                                                              --------   --------   --------
TREASURY SHARES
  Balance, beginning of year................................  $   (362)  $   (362)  $     --
  Purchase of treasury shares...............................        --         --       (362)
                                                              --------   --------   --------
  Balance, end of year......................................  $   (362)  $   (362)  $   (362)
                                                              --------   --------   --------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
  Balance, beginning of year................................  $   (425)  $ 43,692   $   (323)
  Foreign currency translation adjustment (a)...............        86        (34)       (68)
  Unrealized gain from securities available for sale (b)....        --    (44,083)    44,083
                                                              --------   --------   --------
  Balance, end of year......................................  $   (339)  $   (425)  $ 43,692
                                                              --------   --------   --------
NOTE RECEIVABLE FROM STOCKHOLDER
  Balance, beginning of year................................  $     --   $ (1,177)  $ (1,189)
  Repayments on stockholder loan............................        --      1,177         12
                                                              --------   --------   --------
  Balance, end of year......................................  $     --   $     --   $ (1,177)
                                                              --------   --------   --------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
  Balance, beginning of year................................  $ 32,453   $  9,242   $ 21,282
  Net income (loss) (c).....................................   (45,780)    23,211    (12,040)
                                                              --------   --------   --------
  Balance, end of year......................................  $(13,327)  $ 32,453   $  9,242
                                                              --------   --------   --------
TOTAL STOCKHOLDERS' EQUITY..................................  $ 33,498   $ 78,787   $ 81,577
                                                              ========   ========   ========
TOTAL COMPREHENSIVE INCOME (LOSS) (A+B+C)...................  $(45,694)  $(20,906)  $ 31,975
                                                              ========   ========   ========

                            See accompanying notes.

                        INTRUSION INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Operating Activities:
  Income (loss) from continuing operations..................  $(39,615)  $ 24,185   $(18,230)
  Adjustments to reconcile income (loss) from continuing
    operations to net cash used in operating activities:
    Sale of property and equipment..........................        --         --         (7)
    Gain on sale of available for sale security.............        --    (66,355)        --
    Depreciation and amortization...........................     4,369      4,555      3,840
    Impairment of intangible assets.........................     3,109         --         --
    Deferred income tax (benefit) expense...................     1,923     (4,219)       763
    Provision for doubtful accounts and returns.............        --         --         85
    Changes in operating assets and liabilities:
      Accounts receivable...................................     1,681     (1,483)       776
      Income tax receivable.................................    (1,036)    (1,571)     4,749
      Inventories...........................................     3,343     (1,625)    (1,430)
      Other assets..........................................       851          2     (1,135)
      Accounts payable and accrued expenses.................    (3,905)    (2,118)     4,201
      Deferred revenue......................................       374       (161)    (1,084)
                                                              --------   --------   --------
Net cash used in operating activities of continuing
  operations................................................   (28,906)   (48,790)    (7,472)
Investing Activities:
  Purchase of MimeStar, Inc.................................        --     (4,000)        --
  Proceeds from sale of property and equipment..............        --         --      2,611
  Proceeds from sale of available for sale security.........        --     67,055         --
  Purchases of available for sale investments...............   (14,369)   (57,504)   (16,372)
  Maturities of available for sale investments..............    34,798     41,273     12,282
  Purchases of property and equipment.......................      (680)    (6,412)    (1,446)
                                                              --------   --------   --------
Net cash provided by (used in) investing activities of
  continuing operations.....................................    19,749     40,412     (2,925)
Financing Activities:
  Note receivable secured by company's common stock.........        --      1,177         12
  Exercise of warrants and employee stock options...........       405     15,939        445
  Purchase of treasury stock................................        --         --       (362)
  Other.....................................................        (3)        13         (9)
                                                              --------   --------   --------
Net cash provided by financing activities of continuing
  operations................................................       402     17,129         86
                                                              --------   --------   --------
Net cash provided by (used in) discontinued operations......     4,107       (974)     6,190
Effect of foreign currency translation adjustment on cash
  and cash Equivalents......................................        86        (34)       (68)
Net increase (decrease) in cash and cash equivalents........    (4,562)     7,743     (4,189)
Cash and cash equivalents at beginning of period............    20,345     12,602     16,791
                                                              --------   --------   --------
Cash and cash equivalents at end of period..................  $ 15,783   $ 20,345   $ 12,602
                                                              ========   ========   ========

                            See accompanying notes.

                        INTRUSION INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    We organized in Texas in September 1983 and reincorporated in Delaware in October 1995. For more than 15 years, we provided local area networking equipment and were known as Optical Data Systems or ODS Networks. On April 17, 2000, we announced plans to sell, or otherwise dispose of, our networking divisions, which include our Essential Communications division and our local area networking assets. In accordance with these plans, we have accounted for these businesses as discontinued operations. On June 1, 2000, we changed our name from ODS Networks, Inc. to Intrusion.com, Inc., and our NASDAQ ticker symbol from ODSI to INTZ to reflect our focus on e-security solutions. On November 1, 2001, we changed our name from Intrusion.com, Inc. to Intrusion Inc.

    Our principal executive offices are located at 1101 E. Arapaho Road, Richardson, Texas 75081, and our telephone number is (972) 234-6400. References to "we", "us", "our" or "Intrusion Inc." refer to Intrusion Inc. and its subsidiaries.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Intrusion Inc. and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

CASH EQUIVALENTS

    Cash and all highly liquid investments purchased with an original or with a remaining maturity of less than three months as of the balance sheet date are considered to be cash equivalents.

SHORT-TERM INVESTMENTS

    Short-term investments consist of U.S. government obligations and corporate securities with maximum maturities of one year. Short-term investments are classified as available for sale. These investments are valued at market value, which approximates amortized cost. The difference between fair market value and amortized cost is not material.

RISK CONCENTRATION

    Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash-equivalents, investments and accounts receivable. The Company places its investments in U.S. government obligations, corporate securities and money market funds. Substantially

                        INTRUSION INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) all of the Company's cash, cash equivalents and investments are maintained with two major U.S. financial institutions.

    We sell our products to customers in diversified industries worldwide, primarily in North America, Europe, Asia and Latin America. Fluctuations in currency exchange rates and adverse economic developments in foreign countries could adversely effect the Company's operating results. We perform ongoing credit evaluations of our customers' financial condition and generally require no collateral. We maintain reserves for potential credit losses and such losses, in the aggregate, have not exceeded management expectations.

    While we believe that many of the materials used in the production of our products are generally readily available from a variety of sources, certain components are available from one or a limited number of suppliers. The inability of any supplier or manufacturer to fulfill supply requirements of the Company could impact future results.

INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Management estimates the allowance required to state inventory at the lower of cost or market. There is a risk that we will forecast demand for our products and market conditions incorrectly and produce excess inventories. Therefore, there can be no assurance that we will not produce excess inventory and incur inventory lower of cost or market charges in the future.

PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Such lives vary from 3 to 20 years. Leasehold improvements are amortized over the shorter of their useful lives or the terms of the leases. Repair and maintenance costs are expensed as incurred.

LONG-TERM INVESTMENTS

    Long-term investments consist of U.S. government and corporate obligations with maturities over one year with a maximum range of up to two years. Long-term investments are classified as available for sale. These investments are valued at market value, which approximates amortized cost. The difference between fair value and amortized cost is not material.

GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill represents the excess of purchase price and related direct costs over the value assigned to the net tangible and specifically identifiable intangible assets of businesses acquired. Goodwill is being amortized using the straight-line method over 7 years. Intangibles generally relate to software and developed technology acquired in a purchase business combination or acquisition of assets. Intangibles are being amortized over their useful lives, ranging from 3 to 7 years. Annual amortization expense related to goodwill and other intangible assets for the years ended December 31, 2001 and 2000 was $1.2 million and $1.0 million, respectively.

                        INTRUSION INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    We assess whether our goodwill and other intangible assets are impaired based on the evaluation of undiscounted projected cash flows through the remaining amortization period. If an impairment exists, the amount of such impairment is calculated based on the estimated fair value of the asset.

FOREIGN CURRENCY TRANSLATION

    Our international subsidiaries use their local currencies as their functional currencies. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date, and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded directly to accumulated other comprehensive loss.

ACCOUNTING FOR STOCK OPTIONS

    We have elected to continue to follow APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, (APB 25) and related interpretations in accounting for our employee stock options. Under APB 25, if the exercise price of an employee's stock option equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Financial Accounting Standards Board (FASB) has issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which provides for either recognition or disclosure of a hypothetical charge for stock options. We did not recognize any charge in our income statement, but we have provided the required disclosure in Note 9.

NET INCOME PER SHARE

    We report two separate earnings per share numbers, basic EPS and diluted EPS with additional disclosure made between continuing and discontinued operations. Diluted EPS includes the dilutive impact of employee stock options and warrants.

REVENUE RECOGNITION

    We generally recognize product revenue upon shipment of product. We accrue for estimated warranty costs, sales returns and other allowances at the time of shipment based on our experience. Revenue from maintenance contracts is deferred and recognized over the contractual period the services are performed. To date, warranty costs and sales returns have not been material. There is a risk that technical issues on new products could result in unexpected warranty costs and returns.

    We recognize software revenue from the licensing of our software products in accordance with Statement of Position ("SOP") No. 97-2 "Software Revenue Recognition" and SOP 98-9 "Modification of 97-2, Software Revenue Recognition, with respect to certain transactions" whereby revenue from the licensing of our products is not recognized until all four of the following have been met:
i) execution of a written purchase order, license agreement or contract;
ii) shipment of the product has occurred; iii) the license fee is fixed and determinable; and iv) collectibility is probable. The Company defers and recognizes maintenance and support revenue over the term of the contract period, which is generally one year.

    We have signed distribution agreements with distributors in the United States, Europe and Asia. In general, these relationships are non-exclusive. Distributors typically maintain an inventory of our products. Under these agreements, Intrusion Inc. provides certain protection to the distributors for

                        INTRUSION INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) their inventory of Intrusion Inc. products for price reductions as well as products that are slow-moving or have been discontinued by the Company. Recognition of sales to distributors and related gross profits are deferred until the merchandise is resold by the distributors. However, since we have legally sold the inventory to the distributor and we no longer have care, custody or control over the inventory, we recognize the trade accounts receivable and reduce inventory related to the sale at the time of shipment to the distributor. Revenue, offset by deferred cost of sales, is included in deferred revenue in the accompanying financial statements.

ADVERTISING COSTS

    Advertising expense is charged to operations in the period in which such costs are incurred. Total advertising included in sales and marketing expenses was $0.5 million, $1.3 million and $0.1 million for the years ended
December 31, 2001, 2000 and 1999, respectively.

RESEARCH AND DEVELOPMENT COSTS

    We incur research and development costs that relate primarily to the development of new security software, appliances and integrated solutions, and major enhancements to existing services and products. Research development costs are comprised primarily of salaries and related benefits expenses, contract labor and prototype and other related expenses.

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

RESTRUCTURING CHARGES

    Demand continued to shift to our new intrusion detection and security appliance product lines during 2001, and as such, we streamlined operations and activities that are not aligned with these core markets and strategies. This shift in demand resulted in a charge of $3.1 million to recognize the impairment of intangible assets (primarily developed technology) related to our SecurityAnalyst and SecureEnterprise product lines. We also recorded restructuring charges of $1.3 million for severance as a result of reductions in force affecting 150 employees and $0.2 million for early termination of excess lease space. Substantially all severance obligations and the lease termination payment were paid prior to December 31, 2001.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used for, but not limited to, the accounting for doubtful

                        INTRUSION INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) accounts, sales discounts, sales returns, distribution revenue, warranty costs, inventory obsolescence, depreciation and taxes. Actual results could differ from these estimates.

INCOME TAXES

    The income tax provision is based on pretax financial accounting income or loss. We account for income taxes pursuant to SFAS No. 109, ACCOUNTING FOR INCOME TAXES, which uses the liability method to calculate deferred income taxes. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income. The liability method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not.

RECLASSIFICATION

    Certain amounts in prior year financial statements have been reclassified to conform with current year presentation.

NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133, as amended by SFAS 138, is effective for fiscal years beginning after June 15, 2000. The adoption of SFAS 133 as of January 1, 2001 did not have a material impact on the financial position or results of operations of the Company because we do not have any derivatives or hedges.

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The company is currently reviewing the impact of SFAS No. 142 and will be performing a fair-value analysis at a later date in connection with the adoption of SFAS No. 142 during 2002. We do not expect the adoption of SFAS No. 142 to have a material impact on our financial position or results of operations as we have only $0.4 million of goodwill at December 31, 2001.

    In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposes Of, and the account and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001. We do not expect that adoption of SFAS No. 144 will have a significant impact on our financial position or results of operations.

                        INTRUSION INC. AND SUBSIDIARIES

3. BUSINESS COMBINATIONS AND ACQUISITION OF ASSETS

    On September 25, 1998, we completed an acquisition of certain assets from Science Applications International Corporation ("SAIC"), a privately-held company in San Diego, California. We acquired certain assets of the Computer Misuse and Detection System ("CMDS") Division of SAIC and certain other information security products under development. In exchange for the CMDS assets, the information security products under development and $1.5 million dollars in cash, we issued to SAIC 1.6 million shares of the Company's common stock and warrants to purchase an additional 1.5 million shares of its common stock. Two separate warrants each grant SAIC the right to purchase 750,000 shares of Intrusion Inc. common stock. The first warrant had an exercise price of $8.00 per share and a term of 18 months and was exercised on March 23, 2000. The second warrant had an exercise price of $10.50 per share and a term of 24 months and was exercised on September 22, 2000. Our acquisition has been accounted for as a purchase of software, in-process research and development and certain other assets. The transaction value of approximately $6.9 million less the $1.5 million cash received was allocated to the net assets acquired based on their estimated fair market value. Assets acquired included approximately
$1.1 million of in-process research and development, $0.1 million of other intangible assets and approximately $4.2 million of purchased software to be amortized over seven years on a straight-line basis. In June 2001, we recorded a restructuring charge of $2.6 million to recognize the impairment of the remaining net book value of this intangible asset. See "Restructuring Charges" in Note 2.

    On September 30, 1999, we entered a technology licensing agreement with RSA Security Inc. ("RSA") under which we are the exclusive licensee of RSA's Kane Security Products in North America and Europe. The Kane Security Products include the Kane SecurityAnalyst, a security assessment tool, and the Kane Security Monitor, a host based intrusion detection tool. We are responsible for marketing, sales, support, maintenance and development for Kane Security software. In June 2001, we recorded a restructuring charge of $0.4 million to recognize the impairment of the remaining net book value of this intangible asset. See "Restructuring Charges" in Note 2.

    On June 30, 2000, we acquired MimeStar, Inc. ("MimeStar"), a Virginia corporation. MimeStar developed an advanced, network based intrusion detection system called SecureNet Pro-TM-. The acquisition, accounted for using the purchase method, was affected by the merger of a wholly owned subsidiary of the Company ("Merger Sub") with and into MimeStar, pursuant to an Agreement and Plan of Merger, by and among the Company, MimeStar, the Merger Sub and the sole stockholder of MimeStar (the "Merger"). Pursuant to the Merger, the stockholder of MimeStar received $3 million in cash with an additional $1 million in cash and 95,969 shares of the Company's common stock (which was valued at approximately $1 million on the date of the Merger) placed in escrow, payable to the stockholder of MimeStar within one year subject to indemnification and other conditions. Transaction costs for this acquisition totaled approximately $100,000. The acquisition costs of $5.1 million were capitalized as purchased software, goodwill and other intangibles.

                        INTRUSION INC. AND SUBSIDIARIES

4. BALANCE SHEET DETAIL (IN THOUSANDS)

INVENTORIES

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Raw materials...............................................  $   661    $ 1,550
Work in process.............................................       --      1,350
Finished products...........................................    4,002      4,231
Demonstration systems.......................................      353      1,228
                                                              -------    -------
Net inventory--continuing operations........................  $ 5,016    $ 8,359
                                                              =======    =======
Net inventory--discontinued operations......................  $    --    $ 3,958
                                                              =======    =======

INTANGIBLE ASSETS, NET

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
CMDS purchased software.....................................  $    --    $ 4,136
CMDS intangible asset.......................................       --        135
MimeStar goodwill...........................................      450        450
MimeStar purchased software.................................    3,610      3,610
MimeStar intangible asset...................................    1,040      1,040
                                                              -------    -------
Gross intangibles--continuing operations....................    5,100      9,371
Accumulated amortization....................................   (1,293)    (1,737)
                                                              -------    -------
Net intangibles--continuing operations......................  $ 3,807    $ 7,634
                                                              -------    -------
Net intangibles--discontinued operations....................  $    --    $ 3,935
                                                              =======    =======

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Trade accounts payable......................................  $ 3,027    $ 5,892
Accrued sales commissions...................................      202        547
Accrued payroll.............................................      444        437
Accrued incentive bonus.....................................       25        100
Accrued vacation............................................      580        920
Accrued property taxes......................................      230         51
Accrued warranty expense....................................      200        475
Other (individually less than 5% of current liabilities)....    1,292      1,486
                                                              -------    -------
                                                              $ 6,000    $ 9,908
                                                              =======    =======

                        INTRUSION INC. AND SUBSIDIARIES

5. COMMITMENTS AND CONTINGENCIES

LEASES

    We lease office space for our corporate headquarters in Richardson, Texas under an operating lease, the base term of which expires in February 2005, with two seven-year options to extend the term of the lease, subject to compliance with certain conditions. We also lease a separate warehouse facility adjacent to our headquarters under a lease which expires in June 2002. We lease office space in Albuquerque, New Mexico for Essential (discontinued operations) under an operating lease that expires in February 2009. We lease office space in San Diego, California for a portion of our security software research and development staff under an operating lease that expires in August 2002. In addition, we lease office space for our U.S. and international sales and engineering offices. Total rental expense of $1.9 million, $1.9 million and $1.8 million was charged to operations during 2001, 2000, and 1999, respectively.

    Future minimum lease payments consisted of the following on December 31, 2001 (in thousands):

                                                              CONTINUING   DISCONTINUED
                                                              OPERATIONS    OPERATIONS
                                                              ----------   ------------
2002........................................................    $1,251        $  169
2003........................................................       974           169
2004........................................................       924           169
2005........................................................       159           169
2006........................................................        --           169
Thereafter..................................................        --           360
                                                                ------        ------
                                                                $3,308        $1,205
                                                                ======        ======

6. DISCONTINUED OPERATIONS

    In the second quarter of 2000, we discontinued our networking operations and accordingly have shown the networking operations as discontinued in the accompanying financial statements.

    During the first quarter of 2001, we closed the sale of our legacy local area networking division generating a gain of $2.1 million which was used to reduce the estimated net realizable value of the net assets of our remaining discontinued operations, Essential. During the second quarter of 2001, in response to unfavorable market conditions and efforts to sell Essential, we recorded additional charges to write down the net assets of Essential to reflect its current estimated net realizable value of $0.8 million. The $5.0 million second quarter charge included $0.8 million for operating losses expected to be incurred between July and the end of the first quarter of 2002 by which time we expect to have exited, disposed of or otherwise transitioned a majority of our ownership in Essential.

    In March 2002 we sold our last remaining discontinued operation, Essential Communications division, for $1 million generating a gain of $0.4 million. Terms of the sale included transferring $0.7 million in net property, plant and equipment, $0.1 million in current liabilities and product maintenance obligations for which $0.4 million is recorded in deferred revenue.

    A condition of the sale was to give Essential Communications personnel
60 days to exit Essential Communications' lease facility, the obligation for which we retained as part of the sale. Included in the gain on the sale of Essential Communications is management's estimate of $0.3 million to terminate

                        INTRUSION INC. AND SUBSIDIARIES

6. DISCONTINUED OPERATIONS (CONTINUED)
this lease agreement, which is equivalent to 2 years' lease and maintenance of the facility. Successful termination for less than $0.3 million will result in a greater gain on sale. Termination for more than $0.3 million will reduce the gain on sale. The contractual term of the lease runs through February 2009 and remaining contractual lease payments total $1.2 million at December 31, 2001.

    The following represents a summary of assets and liabilities classified as discontinued operations (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
Discontinued assets and liabilities consist of:               --------   --------
Inventories, net............................................   $   --     $3,958
Property and equipment, net.................................      741      1,499
Intangible assets, net......................................       --      3,935
                                                               ------     ------
  Total discontinued assets.................................   $  741     $9,392
                                                               ======     ======
Deferred revenue............................................      594     $  562
Accrued operating losses....................................   $  545         --
                                                               ------     ------
  Total discontinued liabilities............................   $1,139     $  562
                                                               ======     ======

    The following represents a summary of net income (loss) from discontinued operations (in thousands):

                                                                2001       2000       1999
                                                              --------   --------   --------
Net Sales...................................................  $ 4,693    $16,856    $49,988
Cost of sales...............................................    2,970     10,693     28,227
                                                              -------    -------    -------
Gross profit................................................    1,723      6,163     21,761
Operating expenses..........................................    4,774      7,446     15,578
                                                              -------    -------    -------
Operating profit (loss).....................................   (3,051)    (1,283)     6,183
Net realizable value adjustment.............................   (3,024)         1          7
                                                              -------    -------    -------
Income (loss) before income taxes...........................   (6,076)    (1,282)     6,190
Income tax expense (benefit)................................       89       (308)        --
                                                              -------    -------    -------
Income (loss) from discontinued operations..................  $(6,165)   $  (974)   $ 6,190
                                                              =======    =======    =======

    The net realizable value adjustment was recorded in the second quarter of 2001 and was in response to unfavorable market conditions and efforts to sell Essential. The adjustment reduced the carrying value of Essential to $0.8 million.

                        INTRUSION INC. AND SUBSIDIARIES

7. EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK PURCHASE PLAN

    On April 24, 1997, we adopted an Employee Stock Purchase Plan (the "Purchase Plan") under which 0.5 million shares of common stock have been reserved for issuance. Eligible employees may designate not more than 10% of their compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan. The Purchase Plan was amended January 17, 2001 to increase the maximum number of shares that can be purchased per participant from 500 shares to 1,000 shares per offering. Each participant may purchase up to 2,000 shares in any one calendar year. On January 31 and July 31 of each calendar year, shares of common stock are purchased with the employees' payroll deductions over the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price on the first day of the six-month period. The Purchase Plan will terminate no later than April 24, 2007. A total of 138,750 shares have been issued under the Purchase Plan as of December 31, 2001. Subsequent to December 31, 2001, 34,624 shares of stock were issued under the Purchase Plan for an aggregate purchase price of approximately $50,550 related to the purchase period which commenced on August 1, 2001 and ended on January 31, 2002.

EMPLOYEE 401(K) PLAN

    We have adopted a plan known as the Intrusion Inc. 401(k) Savings Plan (the "Plan") to provide retirement and incidental benefits for our employees. The Plan covers substantially all employees who meet minimum age and service requirements. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax deferred salary deductions for eligible employees.

    The Plan was amended on January 10, 2002 to allow employees to contribute from 1% to 25% of their annual compensation to the Plan, limited to a maximum amount as set by the Internal Revenue Service. This limit was increased from 19%. A feature was also added to the Plan to allow participants who are over the age of 50 to contribute an additional amount of their salary per year, as defined annually by the Internal Revenue Service. The Company matches employee contributions at the rate of $0.25 per each $1.00 of contribution on the first 4% of deferred compensation. Company matching contributions to the Plan were approximately $110,000, $120,000, and $112,000 in 2001, 2000 and 1999,
respectively.

                        INTRUSION INC. AND SUBSIDIARIES

8. INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows (in thousands):

                                                                2001       2000
                                                              --------   --------
Deferred tax assets:
  Foreign subsidiaries net operating loss carryforward......  $    374   $   341
  U.S. net operating loss carryforward......................    14,385     1,592
  Minimum tax credit carryforward...........................       607        --
  Book over tax depreciation................................       273       273
  Intangibles...............................................       262       595
  Equity investments........................................       458       458
  Vacation accrual..........................................       261       386
  Allowance for doubtful accounts and returns...............       434       413
  Warranty accrual..........................................        73       174
  Inventory.................................................     2,924     2,615
  Other.....................................................       451       176
                                                              --------   -------
    Deferred tax assets.....................................    20,502     7,023
  Valuation allowance for deferred tax assets...............   (20,502)   (1,932)
                                                              --------   -------
    Deferred tax assets, net of allowance...................        --     5,091
                                                              --------   -------
Deferred tax liabilities:
  Intangibles...............................................        --       668
  Unrealized gain on securities held for sale...............        --        --
  Other.....................................................        --     2,500
                                                              --------   -------
    Total deferred tax liabilities..........................        --     3,168
                                                              --------   -------
Net deferred tax assets (liabilities).......................  $     --   $ 1,923
                                                              ========   =======
Current deferred assets (liabilities).......................  $     --   $ 3,764
Noncurrent deferred assets (liabilities)....................  $     --   $(1,841)
                                                              --------   -------
Net deferred tax assets (liabilities).......................  $     --   $ 1,923
                                                              ========   =======

    Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of the future benefits related to the deferred tax assets is dependent on many factors, including our ability to generate taxable income within the near to medium term. Management has considered these factors in determining the valuation allowance in 2001.

                        INTRUSION INC. AND SUBSIDIARIES

8. INCOME TAXES (CONTINUED)
    Significant components of the provision for income taxes for the years ended 2001, 2000 and 1999 are as follows (in thousands):

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2001       2000       1999
                                                              --------   --------   ---------
Income tax provision
  Federal:
    Current.................................................  $(4,050)   $ 4,864    $      --
    Deferred................................................    3,063     (5,270)          --
  State:
    Current.................................................     (136)       236           --
    Deferred................................................   (1,140)     1,861           --
  Foreign:
    Current.................................................      475         --           --
                                                              -------    -------    ---------
                                                              $(1,788)   $ 1,691    $      --
                                                              =======    =======    =========

    Income tax expense (benefit) is included in the consolidated financial statements for the years ended 2001, 2000 and 1999 as follows (in thousands):

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2001       2000       1999
                                                              --------   --------   ---------
Continuing Operations.......................................  $(1,877)    $1,999    $      --
Discontinued Operations.....................................       89       (308)          --
                                                              -------     ------    ---------
                                                              $(1,788)    $1,691    $      --
                                                              =======     ======    =========

    The differences between the provision for income taxes and income taxes computed using the federal statutory rate for the years ended 2001, 2000, and 1999 are as follows (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                           ------------------------------
                                                             2001       2000       1999
                                                           --------   --------   --------
Reconciliation of income tax provision to statutory rate:
  Income tax expense (benefit) at statutory rate.........  $(16,649)  $ 8,716    $(4,131)
  State income taxes, net of federal income tax
    benefit..............................................      (829)    1,393         --
  Change in valuation allowance..........................    18,570    (9,326)     4,075
  Goodwill amortization..................................       578       164        193
  Tax credit carryforwards...............................      (607)     (361)        --
  Other..................................................    (2,851)    1,105       (137)
                                                           --------   -------    -------
                                                           $ (1,788)  $ 1,691    $    --
                                                           ========   =======    =======

    At December 31, 2001, we had federal net operating loss carryforwards of $36.5 million for income tax purposes that begin to expire in 2008. Of this amount $2.6 million are subject to the ownership change limitations under Internal Revenue Code Section 382. We also have $71.1 million of state net operating loss carryforwards. Net operating loss carryforwards of the foreign subsidiaries of $0.7 million

                        INTRUSION INC. AND SUBSIDIARIES

8. INCOME TAXES (CONTINUED)
at December 31, 2001 are available indefinitely for offset only against taxable income generated by the foreign subsidiaries.

    We made income tax payments of $6.2 million and $0.1 million during 2000 and 1999, respectively. We made no federal tax payments during 2001, but received $3.2 million in tax refunds in 2001, and expect to receive a federal income tax refund in 2002 of $2.8 million for income taxes paid in 2000.

9. STOCK, STOCK OPTIONS AND WARRANTS

    On September 25, 1998, in connection with our acquisition of certain assets from Science Applications International Corporation ("SAIC"), we issued to SAIC
1.6 million shares of Intrusion Inc.'s common stock and warrants to purchase an additional 1.5 million shares of its common stock. Two separate warrants each granted SAIC the right to purchase 750,000 shares of its common stock. The first warrant had an exercise price of $8.00 per share and a term of 18 months. The second warrant had an exercise price of $10.50 per share and a term of 24 months. On March 23, 2000, SAIC exercised the first warrant for 750,000 at an exercise price of $8.00 per share. On September 22, 2000, SAIC exercised the remaining 750,000 shares at an exercise price of $10.50 per share.

    On May 7, 1998, in connection with our acquisition of Essential, we issued approximately 306,000 shares of the Company's common stock for all outstanding shares of Essential capital stock, and we issued approximately 104,000 stock options in exchange for all unexpired and unexercised options to acquire Essential capital stock. At December 31, 2001, there are 26,344 options outstanding from the Essential assumed options.

    At December 31, 2001, we had four stock-based compensation plans, which are described below. These plans were developed to retain and attract key employees and directors.

    We established an Incentive Stock Option Plan in 1983, which provides for the issuance of options to key employees of the Company to purchase common stock of the Company. The 1983 Incentive Stock Option Plan was terminated on
November 10, 1993.

    In 1987, an additional Incentive Stock Option Plan was established with similar provisions to allow for further issuance of options. The 1987 Incentive Stock Option Plan was terminated on January 26, 1997. The 1983 and 1987 plans each provided for the issuance of up to 1.2 million shares of common stock upon exercise of options granted pursuant to the plans.

    In 1995, we adopted the 1995 Stock Option Plan (the "1995 Plan") which provides for the issuance of up to 1.6 million shares of common stock upon exercise of options granted pursuant to the 1995 Plan. On April 19, 2000, the stockholders approved a 850,000 share increase and on April 26, 2001, the stockholders approved an additional 850,000 share increase to the 1995 Plan. Therefore, the overall shares available for issuance pursuant to the plan was increased to 3,300,000 shares. The 1995 Plan provides for the issuance of both non-qualified and incentive stock options to employees, officers, and employee-directors of the Company.

    In 1995, we adopted the 1995 Non-Employee Director Stock Option Plan (the "1995 Non-Employee Director Plan") which provides for the issuance of up to 160,000 shares of common stock upon exercise of options granted pursuant to the 1995 Non-Employee Director Plan. The Plan provides for the issuance of non-qualified stock options to non-employee directors. No shares have been issued upon exercise of options granted under the 1995 Non-Employee Director Plan. Options to

                        INTRUSION INC. AND SUBSIDIARIES

9. STOCK, STOCK OPTIONS AND WARRANTS (CONTINUED) purchase a total of 100,000 shares of Common Stock are outstanding and options for 60,000 shares remain available for issuance. Since inception, 120,000 shares have been granted to directors pursuant to the 1995 Non-Employee Director Plan. No shares were granted to directors in 2001.

    Common shares reserved for future issuance under all of the stock option plans and employee stock purchase plans total approximately 3.6 million shares at December 31, 2001.

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

    A summary of the Company's stock option activity and related information for the years ended December 31, 2001, 2000 and 1999, is as follows:

                                             2001                            2000                            1999
                                 -----------------------------   -----------------------------   -----------------------------
                                                      WEIGHTED                        WEIGHTED                        WEIGHTED
                                                      AVERAGE                         AVERAGE                         AVERAGE
                                 NUMBER OF OPTIONS    EXERCISE   NUMBER OF OPTIONS    EXERCISE   NUMBER OF OPTIONS    EXERCISE
                                   (IN THOUSANDS)      PRICE       (IN THOUSANDS)      PRICE       (IN THOUSANDS)      PRICE
                                 ------------------   --------   ------------------   --------   ------------------   --------
Outstanding at beginning of
  year.........................         1,589          $10.03          1,454           $ 7.83          1,683           $7.53
Granted........................         1,578            4.05          1,087            11.60            479            4.95
Exercised......................           (55)           2.75           (275)            4.47            (91)           3.26
Cancelled......................        (1,123)           7.85           (677)           10.10           (617)           6.77
                                       ------                          -----                           -----
Outstanding at end of Year.....         1,989            6.71          1,589            10.03          1,454            7.83
                                       ======                          =====                           =====
Options exercisable at End of
  year.........................           622                            454                             551

    Information related to stock options outstanding at December 31, 2001, is summarized below:

                                                           OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                               --------------------------------------------   -------------------------
                                                                    WEIGHTED       WEIGHTED                    WEIGHTED
                                               OUTSTANDING AT       AVERAGE        AVERAGE    EXERCISABLE AT   AVERAGE
                                                12/31/01 (IN       REMAINING       EXERCISE    12/31/01 (IN    EXERCISE
RANGE OF EXERCISE PRICES                         THOUSANDS)     CONTRACTUAL LIFE    PRICE       THOUSANDS)      PRICE
------------------------                       --------------   ----------------   --------   --------------   --------
$1.05--$4.50                                         859          8.91 years        $ 2.75         180          $ 2.78
5.00--9.94                                           692          8.16 years          6.34         216            7.32
11.44--23.25                                         438          6.50 years         15.06         226           16.33
                                                   -----                                           ---
                                                   1,989          8.12 years          6.71         622            9.28
                                                   =====                                           ===

    SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, requires the disclosure of pro forma net income and earnings per share information computed as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method set

                        INTRUSION INC. AND SUBSIDIARIES

9. STOCK, STOCK OPTIONS AND WARRANTS (CONTINUED) forth in SFAS 123. The fair value for these options was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                  EMPLOYEE STOCK OPTIONS
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Expected dividend yield.....................................     0.0%       0.0%       0.0%
Risk-free interest rate.....................................     4.3%       6.7%       5.5%
Expected volatility.........................................   130.0%     120.0%      70.0%
Expected life (in years)....................................     3.0        2.0        2.0

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. In addition, because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, the pro forma information does not reflect the pro forma effect of all previous stock option grants of the Company, and thus the pro forma information is not necessarily indicative of future amounts until SFAS 123 is applied to all outstanding stock options.

    Information relating to the fair value of option grants made during 2001, 2000 and 1999 is as follows:

                                                                2001       2000       1999
                                                              --------   --------   --------
Options granted (all with exercise price equal to fair value of common stock):
  Number of options (in thousands)..........................    1,578      1,087       479
  Weighted average exercise price per share.................   $ 4.05     $11.60     $4.95
  Weighted average fair value of stock options grants per
    Black-Sholes option valuation model.....................   $ 3.02     $ 8.40     $2.44

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

                                                                2001       2000       1999
                                                              --------   --------   --------
Pro forma net income (loss).................................  $(47,677)  $20,511    $(12,884)
Pro forma earnings (loss) per share.........................  $  (2.32)  $  1.00    $  (0.69)

                        INTRUSION INC. AND SUBSIDIARIES

10. EARNINGS PER SHARE

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
Numerator:
Net income (loss)...........................................  $(45,780)    $23,211    $(12,040)
                                                              --------     -------    --------
Numerator for basic and diluted earnings per share..........  $(45,780)    $23,211    $(12,040)
Income (loss) from continuing operations....................  $(39,615)    $24,185    $(18,230)
                                                              --------     -------    --------
Numerator for basic and diluted earnings per share,
  continuing operations.....................................  $(39,615)    $24,185    $(18,230)
Denominator:
Denominator for basic earnings per share--weighted average
  common shares outstanding.................................    20,565      19,624      18,565
Effect of dilutive securities:
  Stock options and warrants................................        --         854          --
                                                              --------     -------    --------
Denominator for diluted earnings per share--adjusted
  weighted average common shares outstanding................    20,565      20,478      18,565
                                                              ========     =======    ========
Basic earnings (loss) per share, continuing Operations......  $  (1.93)    $  1.23    $  (0.98)
                                                              ========     =======    ========
Diluted earnings (loss) per share, continuing Operations....  $  (1.93)    $  1.18    $  (0.98)
                                                              ========     =======    ========
Basic earnings (loss) per share.............................  $  (2.23)    $  1.18    $  (0.65)
                                                              ========     =======    ========
Diluted earnings (loss) per share...........................  $  (2.23)    $  1.13    $  (0.65)
                                                              ========     =======    ========

    Total stock options and warrants outstanding in 2001, 2000 and 1999 that are not included in the diluted earnings per share computation due to the antidilutive effect are 2.0 million, 378 thousand and 3 million, respectively. Such options are excluded due to us incurring a net loss per share in that year or due to exercise prices exceeding the average market value of our common stock in the applicable period.

11. OTHER INCOME

    On March 2, 2000, we sold our investment of 770,745 shares of Alteon WebSytems, Inc. common stock for $87.00 per share, net of applicable expenses, generating cash of approximately $67.1 million. The disposition of this stock generated a pre-tax gain of approximately $66.4 million which was recognized as other income.

12. MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

    The Company's continuing operations are concentrated in one segment--the design, development, marketing and support of data security via a suite of security software and appliances. Sales to customers exceeding 10% of total sales were as follows: 2001--none; 2000--$3.3 million to iGov.com and $5.6 million to TRW; 1999--$1.7 million to iGov.com, $0.9 million to AT&T, $1.3 million to Federal Data and $1.0 million to Comstor.

    Export sales, primarily to Europe, Asia, Latin America and Canada, were $6.1 million in 2001, $4.5 million in 2000 and $1.1 million in 1999. No significant long-lived assets were deployed outside of the United States.

13. SUBSEQUENT EVENTS

    In March 2002 we sold our last remaining discontinued operation, Essential Communications division, for $1 million generating a gain of $0.4 million. Terms of the sale included transferring $0.7 million in net property, plant and equipment, $0.1 million in current liabilities and product maintenance obligations for which $0.4 million is recorded in deferred revenue.

                          SUPPLEMENTAL FINANCIAL DATA

SUMMARIZED QUARTERLY DATA (UNAUDITED)

                                                                       2001
                                               ----------------------------------------------------
                                                  Q1      Q2(2)(3)      Q3       Q4(3)      TOTAL
                                               --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Continuing Operations:
Revenue......................................  $  5,318   $  4,451   $ 3,612    $ 3,304    $ 16,685
Gross profit.................................       819         54     1,258      1,064       3,195
Net loss.....................................   (11,833)   (14,027)   (6,889)    (6,866)    (39,615)
Net loss per share--Basic....................     (0.58)     (0.68)    (0.33)     (0.33)      (1.93)
Net loss per share--Diluted..................     (0.58)     (0.68)    (0.33)     (0.33)      (1.93)
Discontinued Operations:
Loss, net of tax.............................      (772)    (5,393)       --         --      (6,165)
Net loss per share--Basic....................     (0.04)     (0.27)    (0.00)     (0.00)      (0.30)
Net loss per share--Diluted..................     (0.04)     (0.27)    (0.00)     (0.00)      (0.30)

                                                                       2000
                                               ----------------------------------------------------
                                                Q1(1)        Q2         Q3         Q4       TOTAL
                                               --------   --------   --------   --------   --------
Continuing Operations:
Revenue......................................  $  6,997   $  5,123   $ 6,456    $ 4,634    $ 23,210
Gross profit.................................     1,965        773     1,410         53       4,201
Net income (loss)............................    46,379     (7,027)   (7,066)    (8,101)     24,185
Net income (loss) per share--Basic...........      2.48      (0.36)    (0.36)     (0.40)       1.23
Net income (loss) per share--Diluted.........      2.28      (0.36)    (0.36)     (0.40)       1.18
Discontinued Operations:
Income (loss), net of tax....................      (240)       154      (486)      (402)       (974)
Net income (loss) per share--Basic...........     (0.01)      0.01     (0.02)     (0.02)      (0.05)
Net income (loss) per share--Diluted.........     (0.01)      0.01     (0.02)     (0.02)      (0.05)

------------------------

(1) The results for the first quarter of 2000 include a $66.4 million pre-tax gain realized on the sale of Alteon WebSystems, Inc. common stock.

(2) Loss, net of tax, for Discontinued Operations includes a second quarter 2001 charge of $5.0 million to write down the net assets of Essential to reflect its net realizable value of $0.8 million in response to unfavorable market conditions and efforts to sell Essential. See Note 6.

(3) Net loss from Continuing Operations includes a second quarter 2001 charge of $3.1 million to recognize the impairment of certain intangible assets and $0.8 million for severance as a result of reductions in workforce. In the fourth quarter of 2001 we recorded a charge of $0.5 million for severance as a result of reductions in workforce and $0.2 million for early termination of excess lease space. See Note 2.

                                  SCHEDULE II
                        INTRUSION INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                  BALANCE AT   CHARGED TO                  BALANCE AT
                                                   BEG. OF     COSTS AND     ADDITIONS       END OF
                                                    PERIOD      EXPENSE     (DEDUCTIONS)     PERIOD
                                                  ----------   ----------   ------------   ----------
Year ended December 31, 1999
Deducted from asset accounts:
  Allowance for doubtful accounts and returns...    $  880         $85        $  206 (2)     $1,171
Year ended December 31, 2000
Deducted from asset accounts:
  Allowance for doubtful accounts and returns...    $1,171         $--        $ (252)(1)     $  919
Year ended December 31, 2001
Deducted from asset accounts:
  Allowance for doubtful accounts and returns...    $  919         $--        $ (122)(1)     $  797

------------------------

(1) Uncollectible accounts written off.

(2) Unapplied cash, net of write-offs.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 20, 2002                                  INTRUSION INC.
                                                       (Registrant)

                                                       By:              /s/ G. WARD PAXTON
                                                            -----------------------------------------
                                                                          G. Ward Paxton
                                                             CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE
                                                              OFFICER (PRINCIPAL EXECUTIVE OFFICER)

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

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                 /s/ G. WARD PAXTON                    Chairman, President, Chief
     -------------------------------------------         Executive Officer, and       March 20, 2002
                   G. Ward Paxton                        Director

                   /s/ T. JOE HEAD
     -------------------------------------------       Vice Chairman of the Board     March 20, 2002
                     T. Joe Head                         and Director

                                                       Vice President, Chief
                  /s/ JAY R. WIDDIG                      Financial Officer,
     -------------------------------------------         Treasurer and Secretary      March 20, 2002
                    Jay R. Widdig                        (Principal Financial and
                                                         Accounting Officer)

                  /s/ J. FRED BUCY
     -------------------------------------------       Director                       March 20, 2002
                    J. Fred Bucy

                  /s/ GRANT A. DOVE
     -------------------------------------------       Director                       March 20, 2002
                    Grant A. Dove

               /s/ DONALD M. JOHNSTON
     -------------------------------------------       Director                       March 20, 2002
                 Donald M. Johnston