Form 10-Q
period 2002-03-31
INTRUSION INC
filed 2002-05-03
CIK 736012

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

                               -------------------


  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2002

                                       OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                     to
                                      -------------------    -------------------

                     Commission File Number 0-20191
                                            -------

                              INTRUSION INC.
                              --------------
        (Exact name of Registrant as specified in its charter)

            Delaware                                           75-1911917
-------------------------------                        -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


                 1101 East Arapaho Road, Richardson, Texas 75081
              ----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (972) 234-6400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
              ----------------------------------------------------
                  (Former name, if changed since last report)

                               * * * * * * * * * *

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, on April 30, 2002 was 20,643,425.

-------------------------------------------------------------------------------

                                 INTRUSION INC.

                                     INDEX

                                                                                                      PAGE
                                                                                                      ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001..........................3

Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 and March 31, 2001..............................................................4

Condensed Consolidated Statements of Cash Flows for the three months ended March
     31, 2002 and March 31, 2001..........................................................................5

Notes to Condensed Consolidated Financial Statements ..................................................6-10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................................................10-21

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......................................22

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................23

Item 6.  Exhibits and Reports on Form 8-K...............................................................23

Signature Page..........................................................................................24

Exhibit 10.2.........................................................................................25-27

                    PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                    INTRUSION INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except par value amounts)

                                                                                     March 31,         Dec 31,
                                ASSETS                                                 2002             2001
                                                                                     --------          -------
                                                                                    (Unaudited)
 Current Assets:
   Cash and cash equivalents                                                         $ 13,264         $ 15,783
   Short-term investments                                                               5,425            4,652
   Accounts receivable, less of allowance of $562 in 2002
     and $797 in 2001 for doubtful accounts and returns                                 4,122            5,206
   Income taxes receivable                                                                839            2,779
   Inventories, net                                                                     4,149            5,016
   Other assets                                                                           962              601
                                                                                     --------         --------
 Total current assets                                                                  28,761           34,037
 Property and equipment, net - continuing operations                                    3,087            3,603
 Property and equipment, net - discontinued operations                                      -              741
 Intangible assets, net                                                                 3,608            3,807
 Other assets                                                                              88              107
                                                                                     --------         --------
 TOTAL ASSETS                                                                        $ 35,544         $ 42,295
                                                                                     ========         ========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable and accrued expenses                                             $  5,955         $  6,000
   Deferred revenue                                                                     1,428            1,658
                                                                                     --------         --------
 Total current liabilities - continued operations                                       7,383            7,658
 Total current liabilities - discontinued operations                                        -            1,139
                                                                                     --------         --------
 Total current liabilities                                                              7,383            8,797
 Stockholders' Equity:
   Preferred stock, $.01 par value, authorized
     shares - 5,000, no shares issued and outstanding                                       -                -
   Common stock, $.01 par value, authorized shares - 80,000
     Issued shares - 20,683 in 2002 and 20,649 in 2001
     Outstanding shares - 20,643 in 2002 and 20,609 in 2001                               207              206
   Common stock held in treasury, at cost - 40 shares                                    (362)            (362)
   Additional paid-in capital                                                          47,370           47,320
   Accumulated deficit                                                                (18,721)         (13,327)
   Foreign currency translation adjustment                                               (333)            (339)
                                                                                     --------         --------
 Total stockholders' equity                                                            28,161           33,498
                                                                                     --------         --------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 35,544         $ 42,295
                                                                                     ========         ========

                              See accompanying notes.

                       INTRUSION INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                 (Unaudited)

                                                              Three Months Ended
                                                          --------------------------
                                                          March 31,       March 31,
                                                            2002             2001
                                                          ---------       ---------
Net Sales                                                 $  2,514        $  5,318

Cost of sales                                                1,709           4,499
                                                          ---------       ---------
Gross profit                                                   805             819

Operating expenses:
 Sales and marketing                                         3,902           8,008
 Research and development                                    1,879           4,282
 General and administrative                                    709           1,807
 Amortization of intangibles                                   199             335
                                                          ---------       ---------
Operating loss                                              (5,884)        (13,613)

Interest income, net                                            89             711
Other income                                                     -              33
                                                          ---------       ---------
Loss before income taxes                                    (5,795)        (12,869)

Income tax benefit                                               -          (1,036)
                                                          ---------       ---------
Loss from continuing operations                             (5,795)        (11,833)

Gain (loss) from discontinued
 operations                                                    401            (772)
                                                          ---------       ---------
Net loss                                                  $ (5,394)       $(12,605)
                                                          =========       =========
Basic and diluted loss per
 share, continuing operations                             $  (0.28)       $  (0.58)
                                                          =========       =========
Basic and diluted loss per share                          $  (0.26)       $  (0.61)
                                                          =========       =========
Weighted average common shares
 outstanding, basic and diluted                             20,632          20,516
                                                          =========       =========

                              See accompanying notes.

                      INTRUSION INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (Unaudited)

                                                              Three Months Ended
                                                          --------------------------
                                                          March 31,        March 31,
                                                            2002             2001
                                                          ---------        ---------
Operating Activities:
Loss from continuing operations                           $  (5,795)        $ (11,833)
Adjustments to reconcile income (loss) from continuing
 operations to net cash used in operating activities of
 continuing operations:
  Depreciation and amortization                                 725             1,216
  Deferred income tax expense                                     -             1,923
Changes in operating assets and liabilities:
  Accounts receivable                                         1,084              (223)
  Income taxes receivable                                     1,940              (817)
  Inventories                                                   867               559
  Other assets                                                 (342)             (317)
  Accounts payable and accrued expenses                        (623)            1,037
  Deferred revenue                                             (230)              463
                                                          ---------         ---------
Net cash used in operating activities of continuing
 operations                                                  (2,374)           (7,992)
                                                          ---------         ---------
Investing Activities:
  Purchases of available for sale investments                (4,525)           (6,627)
  Maturities of available for sale investments                3,752             7,430
  Net purchases of property and equipment                        (4)             (196)
                                                          ---------         ---------
Net cash provided by (used in) investing activities of
 continuing operations                                         (777)              607
                                                          ---------         ---------
Financing Activities:
  Exercise of warrants and employee stock options                50               214
  Issuance of ESPP                                                1                 -
  Other                                                         (21)                -
                                                          ---------         ---------
Net cash provided by financing activities of
 continuing operations                                           30               214
                                                          ---------         ---------

Net cash provided by discontinued operations                    596             9,167
Effect of foreign currency translation adjustments
 on cash and cash equivalents                                     6               (71)
                                                          ---------         ---------
Net (decrease) increase in cash and cash equivalents         (2,519)            1,925
Cash and cash equivalents at beginning of period             15,783            20,345
                                                          ---------         ---------
Cash and cash equivalents at end of period                $  13,264         $  22,270
                                                          =========         =========

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

         Our company was organized in Texas in September 1983 and reincorporated in Delaware in October 1995. For more than 15 years, we provided local area networking equipment and were known as Optical Data Systems or ODS Networks. On April 17, 2000, we announced plans to sell, or otherwise dispose of, our networking divisions, which included our Essential Communications division and our local area networking assets. In accordance with these plans, we have accounted for these businesses as discontinued operations. On June 1, 2000, we changed our name from ODS Networks, Inc. to Intrusion.com, Inc., and our NASDAQ ticker symbol from ODSI to INTZ to reflect our focus on e-security solutions. On November 1, 2001, we changed our name from Intrusion.com, Inc. to Intrusion Inc.

         Our principal executive offices are located at 1101 E. Arapaho Road, Richardson, Texas 75081, and our telephone number is (972) 234-6400. References to "we", "us", "our" or "Intrusion Inc." refer to Intrusion Inc. and its subsidiaries.

2. Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The December 31, 2001 balance sheet was derived from audited financial statements, but does not include all the disclosures required by generally accepted accounting principles. However, we believe that the disclosures are adequate to make the information presented not misleading. In our opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The results of operations for the three-month period ending March 31, 2002 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

         Goodwill represents the excess purchase price over the fair market value of the net assets acquired. Net goodwill at March 31, 2002 was $354 thousand. We adopted Financial Accounting Standards ("FAS") Board Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under these new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Accordingly, there has been no amortization of goodwill recorded effective January 1, 2002. Further, adoption of the impairment provision of FAS 142 had no material impact on our financial statements for the quarter ended March 31, 2002. The impact on operations is as follows:

                                                              Three Months Ended
                                                          --------------------------
                                                          March 31,        March 31,
                                                            2002             2001
                                                          ---------        ---------
Reported net loss (in thousands)                          $ (5,394)        $ (12,605)

Goodwill amortization (in thousands)                              -               16
                                                          ---------        ---------

Adjusted net loss (in thousands)                          $ (5,394)        $ (12,589)
                                                          =========        =========

Reported net loss per share                               $  (0.26)        $   (0.61)

Goodwill amortization per share                                  -         $   (0.00)
                                                          ---------        ---------

Adjusted net loss per share                               $  (0.26)        $   (0.61)
                                                          =========        =========

3. Inventories (In thousands)

  Inventories consist of:

                                                              Three Months Ended
                                                          --------------------------
                                                          March 31,      December 31,
                                                            2002             2001
                                                          ---------        ---------
                                                         (Unaudited)
  Raw materials                                           $   292           $   661
  Finished goods                                            3,778             4,002
  Demonstration systems                                        79               353
                                                          ---------        ---------
  Net inventory                                           $ 4,149           $ 5,016
                                                          =========        =========

4. Income Taxes

         Our effective tax rate for the quarter ended March 31, 2002 was 0%. We fully utilized our net operating loss carryback in 2001. We did not record an income tax benefit as of March 31, 2002 related to net operating losses which can be carried forward to offset taxable income in future years. We will recognize the benefit of net operating loss carryforwards when we generate taxable income and can be assured that such net operating loss carryforwards can be utilized.

5. Earnings per Share (In thousands, except per share amounts)(Unaudited)

                                                              Three Months Ended
                                                          --------------------------
                                                          March 31,        March 31,
                                                            2002             2001
                                                          ---------        ---------
Numerator:
Net loss and numerator for
  Basic and diluted earnings per share                     $ (5,394)       $ (12,605)
                                                          ---------        ---------
Loss from continuing operations
  and numerator for basic and diluted
  earnings per share, continuing
  operations                                               $ (5,795)       $ (11,833)
                                                          ---------        ---------
Denominator:
Denominator for basic earnings per share
  - weighted average common shares
  outstanding                                                20,632           20,516
Effect of dilutive securities:
  Stock options and warrants                                      -                -
                                                          ---------        ---------
Denominator for diluted earnings per
  share - adjusted weighted average
  common shares outstanding                                  20,632           20,516
                                                          =========        =========
Basic and diluted loss per share,
  continuing operations                                    $  (0.28)       $   (0.58)
                                                          =========        =========
Basic and diluted loss per share                           $  (0.26)       $   (0.61)
                                                          =========        =========

         Total stock options outstanding at March 31, 2002 and March 31, 2001 that are not included in the diluted earnings per share computation due to the antidilutive effect are 2.0 million and 2.2 million for the three months ended March 31, 2002 and March 31, 2001, respectively. Such options are excluded due to our incurring net losses during these periods.

6. Comprehensive Income

         Comprehensive loss for the three months ended March 31, 2002 and 2001 was $5.4 million and $12.7 million, respectively.

7. Discontinued Operations

         In March 2002 we sold the assets of our last remaining discontinued operation, our Essential Communications division, for $1 million generating a gain of $0.4 million, which we have shown as a gain from discontinued operations in the accompanying financial statements. Terms of the sale included transferring $0.7 million in net property, plant and equipment, $0.1 million in current liabilities and product maintenance of which $0.4 million was recorded in deferred revenue at December 31, 2001. Included in the gain on the sale of Essential is a $0.3 million reserve to terminate an office lease, which is the equivalent of 2 years' lease and maintenance of the facility. Successful termination for less than 2 years will result in a greater gain on disposition of Essential. Termination for more than $0.3 million will reduce the gain on disposition of Essential.

         During the first quarter of 2001, we closed the sale of our legacy local area networking division generating a gain of $2.1 million which was used to reduce the estimated net realizable value of the net assets of our remaining discontinued operations, Essential.

         The following represents a summary of assets and liabilities classified as discontinued operations at December 31, 2001(In thousands):

                                                                  December 31,
                                                                      2001
                                                                  ------------
  Inventories, net                                                $          -
  Property and equipment, net                                              741
  Intangible assets, net
                                                                  ------------
  Discontinued assets                                             $        741
                                                                  ============
  Discontinued liabilities consist of:
  Deferred revenue                                                $        594
  Accrued operating losses                                                 545
                                                                  ------------
  Discontinued liabilities                                        $      1,139
                                                                  ============

         The following represents a summary of gains and losses from discontinued operations (In thousands)(Unaudited):

                                                              Three Months Ended
                                                          --------------------------
                                                          Mar  31,        March 31,
                                                            2002             2001
                                                          ---------        ---------
Net sales                                                  $  727           $ 1,397
Cost of sales                                                 323               837
                                                           ------           -------
Gross profit                                                  404               560

Operating expenses                                            502             1,388
                                                           ------           -------
Operating loss                                                (98)             (828)

Gain on sale                                                  499                (1)
                                                           ------           -------
Gain (loss) before income taxes                               401              (829)

Income tax benefit                                              -                57
                                                           ------           -------
Gain (loss) from discontinued
  operations                                               $  401           $  (772)
                                                           ======           =======

8.  Commitments and Contingencies

         We are subject to legal proceedings and claims that arise in the ordinary course of business. We do not believe that the outcome of those matters will have a material adverse affect on our consolidated financial position, operating results or cash flows. However, there can be no assurance such legal proceedings will not have a material impact.

         On March 22, 2002, Morgan Newton Company, L.P. ("Morgan Newton") filed suit against us in Dallas County District Court, Case No. DV02-02339-C, alleging claims for breach of contract, promissory estoppel, and fraud. The claims arise out of an alleged oral representation to Morgan Newton concerning a request for quotation for the purchase of a large amount of Morgan Newton's products. Morgan Newton has not specified the amount of damages it is seeking in the lawsuit, but it is possible that Morgan Newton may be seeking damages in excess of $2 million, or more. In addition to actual damages, Morgan Newton is also seeking attorney's fees and punitive damages. We believe Morgan Newton's claims are without merit and intend to vigorously defend this lawsuit. On April 22, 2002, we filed our response to Morgan Newton's lawsuit, generally denying all claims and asserting certain affirmative defenses. As of this time, no discovery has been completed and no trial date has been set.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report contains forward-looking statements, within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements concerning: the difficulties in forecasting future sales caused by current economic and market conditions, the effect of military actions on government and corporate spending on information security products, the impact of our cost reduction programs, the difficulties and uncertainties in successfully developing and introducing new products, our ability to continue to meet operating expenses through current cash flow or additional financings, the continuance and strength of our relationship with Check Point, the highly competitive market for our products, difficulties in accurately estimating market growth, the consolidation of the information security industry, the impact of changing economic conditions, business conditions in the information security industry, our ability to manage acquisitions effectively, our ability to manage discontinued operations effectively, the impact of market peers and their products as well as risks concerning future technology and others identified in our Annual Report on Form 10-K and other Securities and Exchange Commission filings. Such forward-looking statements are generally accompanied by words such as "plan," "estimate," "expect," "believe," "should," "would," "could," "anticipate," "may" or other words that convey uncertainty of future events or outcomes. These forward-looking statements and other statements made elsewhere in this report are made in reliance on the Private Securities Litigation Reform Act of 1995. The section below entitled "Factors That May Affect Future Results of Operations" sets forth and incorporates by reference certain factors that could cause actual future results of the company to differ materially from these statements.

OVERVIEW

         We develop, market and support a family of security software and appliances that address vital security issues facing organizations deploying business applications over the Internet or internally via Intranets. We currently provide e-security solutions including intrusion detection systems, virtual private network appliances and firewall appliances. On June 1, 2000, we changed our name from ODS Networks, Inc. to Intrusion.com Inc. and our NASDAQ ticker symbol from ODSI to INTZ to reflect our focus on e-security solutions. On November 1, 2001, we changed our name from Intrusion.com, Inc. to Intrusion Inc. During the second quarter of 2000, we announced our plan to sell, or otherwise dispose of, our networking divisions which included our Essential Communications division and our local area networking assets and began accounting for these networking divisions as discontinued operations.

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

         We have signed distribution agreements with distributors in the United States, Europe and Asia. In general, these relationships are non-exclusive. Distributors typically maintain an inventory of our products. Under these agreements, we provide certain protection to the distributors for their inventory of our products for price reductions as well as products that are slow-moving or have been discontinued by us. Recognition of sales to distributors and related gross profits are deferred until the merchandise is resold by the distributors. However, since we have legally sold the inventory to the distributor and we no longer have care, custody or control over the inventory, we recognize the trade accounts receivable and reduce inventory related to the sale at the time of shipment to the distributor. Revenue, offset by deferred cost of sales, is included in deferred revenue in the accompanying financial statements.

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

         In March 2002 we sold the assets of our last remaining discontinued operation, our Essential Communications division, for $1 million generating a gain of $0.4 million, which we have shown as a gain from discontinued operations in the accompanying financial statements. Terms of the sale included transferring $0.7 million in net property, plant and equipment, $0.1 million in current liabilities and product maintenance of which $0.4 million was recorded in deferred revenue at December 31, 2001. Included in the gain on the sale of Essential is a $0.3 million reserve to terminate an office lease, which is the equivalent of 2 years' lease and maintenance of the facility. Successful termination for less than 2 years will result in a greater gain on disposition of Essential. Termination for more than $0.3 million will reduce the gain on disposition of Essential. The contractual term of the lease runs through February 2009 and remaining contractual lease payments total $1.2 million at March 31, 2002.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales. The period to period comparison of financial results is not necessarily indicative of future results.

                                                              Three Months Ended
                                                          --------------------------
                                                          March 31,        March 31,
                                                            2002             2001
                                                          ---------        ---------
Net sales                                                    100.0%           100.0%
Cost of sales                                                 68.0             84.6
                                                          ---------        ---------
Gross profit                                                  32.0             15.4
Operating expenses:
  Sales and marketing                                        155.2            150.6
  Research and development                                    74.7             80.5
  General and administrative                                  28.2             34.0
  Amortization of intangibles                                  7.9              6.3
  Restructuring costs and other
   special charges                                               -                -
                                                          ---------        ---------
Operating loss                                              (234.0)          (256.0)

Interest income, net                                           3.5             13.4
Other income                                                     -              0.6
                                                          ---------        ---------
Loss before income taxes                                    (230.5)          (242.0)

Income tax benefit                                               -            (19.5)
                                                          ---------        ---------

Loss from continuing operations                             (230.5)          (222.5)
Gain (loss) from discontinued
 operations, net of tax                                       16.0            (14.5)
                                                          ---------        ---------

Net loss                                                    (214.5)          (237.0)
                                                          =========        =========

                                                              Three Months Ended
                                                          --------------------------
                                                          March 31,        March 31,
                                                            2002             2001
                                                          ---------        ---------
Domestic sales                                                70.4%           78.5%
Export sales to:
  Europe                                                       7.3            12.9
  Canada                                                       4.9             3.1
  Asia                                                        17.3             4.9
  Latin America                                                0.1             0.6
                                                          ---------        ---------

Net sales                                                    100.0%          100.0%
                                                          =========        =========

         NET SALES. Net sales decreased to $2.5 million for the quarter ended March 31, 2002 compared to $5.3 million for the same period of 2001 as sales from our SecureNet Pro intrusion detection and PDS security appliance families of products did not increase as fast as our SecureCom and other security product lines declined.

         EXPORT SALES. Export sales for the quarter ended March 31, 2002 decreased to $0.7 million compared to $1.1 million for the same period of 2001 as sales from our SecureNet Pro intrusion detection and PDS security appliance families of products did not increase as fast as our SecureCom and other security product lines declined. Though we expect increased sales from export sales going forward, such export sales may vary as a percentage of net sales in the future.

         CONCENTRATION OF SALES. Sales to Westcon Group, Inc. ("Westcon") and subsidiaries were 13.4% for the quarter ended March 31, 2002, compared to 9.8% for the same period of 2001. Sales to Computer Science Corporation ("CSC") and subsidiaries were 10.4% for the quarter ended March 31, 2002, compared to 2.0% for the same period of 2001. Sales to TRW Systems & Information Technology ("TRW") were 0% for the quarter ended March 31, 2002, compared to 13.0% for the same period of 2001. Sales to Lockheed Martin Federal Systems ("Lockheed Martin") were 0.1% for the quarter ended March 31, 2002, compared to 11.8% for the same period of 2001. In addition, a portion of our sales to TRW, Lockheed Martin and other corporations were for products resold by those organizations to various agencies of the U.S. Government.

         GROSS PROFIT. Gross profit was $0.8 million or 32.0% of net sales for the quarter ended March 31, 2002, compared to $0.8 million or 15.4% of net sales for the quarter ended March 31, 2001. Gross profit margins as a percentage of net sales were up for the three months ended March 31, 2002 primarily because of the change in product mix from lower margin hardware products to higher margin intrusion detection products.

         Gross profit as a percentage of net sales is impacted by several factors, including shifts in product mix, changes in channels of distribution, sales volume, fluctuations in manufacturing costs, pricing strategies, and fluctuations in sales of integrated third-party products.

         SALES AND MARKETING. Sales and marketing expenses decreased to $3.9 million for the quarter ended March 31, 2002, compared to $8.0 million for the quarter ended March 31, 2001. Sales and marketing expenses decreased in the quarter ended March 31, 2002, compared to the same period of 2001, primarily due to the reorganization of our sales and marketing departments and other cost reduction initiatives. We expect sales and marketing expenses to continue to decline in the second quarter of 2002, in comparison to the first quarter of 2002. Sales and marketing expenses may vary as a percentage of net sales in the future.

         RESEARCH AND DEVELOPMENT. Research and development expenses decreased to $1.9 million for the quarter ended March 31, 2002, compared to $4.3 million for the quarter ended March 31, 2001. Research and development costs are expensed in the period incurred. Research and development expenses decreased in the three months ended March 31, 2002, compared to the same period in 2001 as we focused more of our development efforts on our core security products, SecureNet Pro and PDS security appliances, while reducing efforts on our other security products. It is expected that research and development expenses will continue to decrease in the second quarter of 2002, in comparison to the first quarter of 2002. Research and development expenses may vary as a percentage of net sales in the future.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased to $0.7 million for the quarter ended March 31, 2002, compared to $1.8 million for the quarter ended March 31, 2001. General and administrative expenses decreased in the three months ending March 31, 2002 compared to the same period of 2001, primarily due to the restructuring done in 2001 and other cost reduction initiatives. It is expected that general and administrative expenses will continue to decrease in the second quarter of 2002, in comparison to the first quarter of 2002. General and administrative expense may vary as a percentage of net sales in the future.

         AMORTIZATION. Amortization expenses decreased to $0.2 million for the quarter ended March 31, 2002, compared to $0.3 million for the quarter ended March 31, 2001. Amortization expenses decreased in the three-month period ended March 31, 2002, compared with the same period in 2001, as a result of the June 30, 2001 write off of certain impaired intangible assets and intellectual properties acquired from Science Applications International Corporate ("SAIC") in 1998 and the discontinuance of the amortization of goodwill effective January 1, 2002. Absent subsequent acquisitions, all future amortization will continue to be associated only with Mimestar identifiable intangibles and will be approximately $0.2 million per quarter.

         INTEREST. Net interest income decreased to $0.1 million for the quarter ended March 31, 2002, compared to $0.7 million for the same period in 2001. The net interest income decreases were primarily due to the reduced overall cash balances resulting from operating losses. Net interest income may vary in the future based on our cash flow and rate of return on investments.

         INCOME TAXES. Our effective tax rate for the quarter ended March 31, 2002 was 0% compared to income tax benefit of 8.0% for the quarter ended March 2001. We fully utilized our net operating loss carryback in 2001. We did not record an income tax benefit as of March 31, 2002 related to net operating losses which can be carried forward to offset taxable income in future years. We will recognize the benefit of net operating loss carryforwards when we generate taxable income and can be assured that such net operating loss carryforwards can be utilized.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal source of liquidity at March 31, 2002 is $13.3 million of cash and cash equivalents and $5.4 million of short-term investments. As of March 31, 2002, excluding discontinued operations, working capital was $21.4 million compared to $25.2 million as of December 31, 2001.

         Cash used in continuing operations for the three months ended March 31, 2002 was $2.4 million, primarily due to an operating loss from continuing operations of $5.8 million, offset by a decrease in income taxes receivable, accounts receivable and inventories. Future fluctuations in inventory balances, accounts receivable and accounts payable will be dependent upon several factors, including, but not limited to, quarterly sales, our strategy in building inventory in advance of receiving orders from customers, and the accuracy of our forecasts of product demand and component requirements.

         Cash used in investing activities of continuing operations in the three months ended March 31, 2002 was $0.8 million, which consisted primarily of the net proceeds from the maturities and purchases of available for sale securities.

         Cash provided by financing activities of continuing operations in the three months ended March 31, 2002 was $30 thousand, which was primarily the result of the issuance of common stock upon the exercise of employee stock options.

         Net cash provided by discontinued operations in the three months ended March 31, 2002 was $0.6 million, which consisted primarily of the net proceeds of the sale of the assets of our final remaining discontinued operation, Essential Communications.

         At March 31, 2002, the Company did not have any material commitments for capital expenditures.

         During the three months ended March 31, 2002, the Company funded its operations through the use of cash and cash equivalents.

         Although we believe we have sufficient cash resources to finance our operations and expected capital expenditures for the remainder of 2002, the sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control. Moreover, despite actions to reduce our costs and improve our profitability, we expect our operating losses and net operating cash outflows to continue during 2002. As a result, we may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability without obtaining additional financing. We do not currently have any arrangements for financing, and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. If our business does not generate sufficient cash flow from operations and sufficient future financings are not available, we may not be able to operate or grow our business, pay our expenses when due or fund our other liquidity needs.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

         Numerous factors may affect our business and future results of operations. These factors include, but are not limited to, current economic and market conditions, the effect of military actions on government and corporate spending on information security products, technological changes, competition and market acceptance, acquisitions, product transitions, timing of orders, manufacturing and suppliers, reliance on outsourcing vendors and other partners, intellectual property and licenses, third-party products, dependence on government customers, international operations, intellectual property issues, liquidity and cash resources and effects of restructuring plans and cost reductions. The discussion below addresses some of these and other factors. For a more thorough discussion of these and other factors that may affect our business and future results, see the discussion under the caption "Factors That May Affect Future Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

         In March 2002 we sold the assets of our last remaining discontinued operation, Essential Communications division, for $1 million generating a gain of $0.4 million. Included in the gain on the sale of Essential is a $0.3 million reserve to terminate the lease which is the equivalent of 2 years' lease and maintenance of the facility. Successful termination for less than 2 years will result in a greater gain on disposition of Essential. Termination for more than $0.3 million will reduce the gain on disposition of Essential. The contractual term of the lease runs through February 2009 and remaining contractual lease payments total $1.2 million at March 31, 2002.

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

         We have made acquisitions in the past, and we may, in the future, acquire or invest in additional companies, business units, product lines, or technologies to accelerate the development of products and sales channels complementary to our existing products and sales channels. Acquisitions involve numerous risks, including: difficulties in assimilation of operations, technologies, and products of the acquired companies; risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions; the potential loss of key employees of the acquired company; and the diversion of our attention from normal daily operation of our business. There can be no assurance that any other acquisition or investment will be consummated or that such acquisition or investment will be realized.

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

         SUFFICIENCY OF CASH FLOW. As of March 31, 2002, we had cash, cash equivalents and investments in the amount of approximately $18.7 million, down from approximately $20.4 million as of December 31, 2001. Although we believe we have sufficient cash resources to finance our operations and expected capital expenditures for the remainder of 2002, the sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control. Moreover, despite actions to reduce our costs and improve our profitability, we expect our operating losses and net operating cash outflows to continue during 2002. As a result, we may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability without obtaining additional financing. We do not currently have any arrangements for financing, and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. If our business does not generate sufficient cash flow from operations and sufficient future financings are not available, we may not be able to operate or grow our business, pay our expenses when due or fund our other liquidity needs.

         DEPENDENCE ON CHECK POINT TECHNOLOGIES. A large percentage of our sales are represented by our PDS family of security appliances which are integrated with Check Point Software Technologies' market-leading virtual private network and firewall security software. We expect the percentage of sales represented by these products to increase in the future. Although we are a certified appliance partner of Check Point and our PDS products have received certification from Check Point, we have no long-term agreement or exclusive relationship with Check Point. As a result, the loss or significant change in our relationship with Check Point, the failure of future PDS products to receive Check Point certification, the business failure of Check Point or its acquisition by or of one of our competitors, and the loss of market share of Check Point or market acceptance of its products could each have a material adverse effect on our business, financial condition and results of operations.

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

         IMPACT OF GOVERNMENT CUSTOMERS. $0.4 million or 14.3% of revenue in the quarter ended March 31, 2002 was derived from sales to the U.S. government, either directly by Intrusion or through system integrators and other resellers compared to $1.7 million or 32.4% of revenue in the quarter ended March 31, 2001. Sales to the government present risks in addition to those involved in sales to commercial customers, including potential disruptions due to appropriation and spending patterns and the government's reservation of the right to cancel contracts and purchase orders for its convenience.

         EFFECTS OF RECENT TERRORIST ATTACKS AND MILITARY ACTIONS. Terrorist attacks in the United States on September 11, 2001, as well as military actions or other events occurring in response or in connection to them, including future terrorist attacks against United States targets, actual conflicts involving the United States or it allies or military or trade disruptions could impact our operations, including by:

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

         RESTRUCTURING AND COST REDUCTIONS. We implemented a restructuring plan in 2001 and April 2002. The objective of our restructuring plan was to reduce our cost structure to a sustainable level that is consistent with the current macroeconomic environment. We also implemented other strategic initiatives designed to strengthen our operations. These plans involved, among other things, reductions in our workforce and facilities, aligning our organization around our business objectives, realignment of our sales force and changes in our sales management. The workforce reductions could result in temporary reduced productivity of our remaining employees. Additionally, our customers and prospects may delay or forgo purchasing our products due to a perceived uncertainty caused by the restructuring and other changes. Failure to achieve the desired results of our initiatives could seriously harm our business, results of operations and financial condition.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         FOREIGN EXCHANGE. Revenue originating outside the U.S. in the quarters ended March 31, 2002, 2001 and 2000 was 29.5%, 21.7% and 8.2% of total revenues, respectively. International sales are made mostly from our foreign sales subsidiaries in the local countries and are typically denominated in U.S. dollars. These subsidiaries incur most of their expenses in the local currency.

Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. The effect of foreign exchange rate fluctuations on us in 2002, 2001 and 2000 was not material.

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

         Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. Our investment securities are held for purposes other than trading. The weighted-average interest rate on investment securities at March 31, 2002 was 6.7%. The fair value of investments held at March 31, 2002 approximated amortized cost.

                            PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

                  We are subject to legal proceedings and claims that arise in the ordinary course of business. We do not believe that the outcome of those matters will have a material adverse affect on our consolidated financial position, operating results or cash flows. However, there can be no assurance such legal proceedings will not have a material impact.

                  On March 22, 2002, Morgan Newton Company, L.P. ("Morgan Newton") filed suit against us in Dallas County District Court, Case No. DV02-02339-C, alleging claims for breach of contract, promissory estoppel, and fraud. The claims arise out of an alleged oral representation to Morgan Newton concerning a request for quotation for the purchase of a large amount of Morgan Newton's products. Morgan Newton has not specified the amount of damages it is seeking in the lawsuit, but it is possible that Morgan Newton may be seeking damages in excess of $2 million, or more. In addition to actual damages, Morgan Newton is also seeking attorney's fees and punitive damages. We believe Morgan Newton's claims are without merit and intend to vigorously defend this lawsuit. On April 22, 2002, we filed our response to Morgan Newton's lawsuit, generally denying all claims and asserting certain affirmative defenses. As of this time, no discovery has been completed and no trial date has been set.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

              (A.)     EXHIBITS. The following exhibits are included herein:

                       10.1(1) Amended and Restated 401(k) Savings Plan of the Registrant
                       10.2(2)  Intrusion Inc. 401(k) Savings Plan
                                Summary of Material Modifications

                       (1) Filed as an Exhibit in the Registrants' Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, which Exhibit is incorporated herein by reference.
                       (2)   Filed herewith.

              (B.)     FORM 8-K.    We filed no reports on Form 8-K during the
                                    three months ended March 31, 2002.

                               S I G N A T U R E S

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTRUSION INC.


Date: May 3, 2002                    /s/ Jay R. Widdig
                         ----------------------------------------
                                       Jay R. Widdig
                         Vice President, Chief Financial Officer,
                                   Treasurer & Secretary
                        (Principal Financial & Accounting Officer)