Form 10-Q
period 2002-06-30
INTRUSION INC
filed 2002-08-02
CIK 736012

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

                  For the quarterly period ended June 30, 2002

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


                 1101 EAST ARAPAHO ROAD, RICHARDSON, TEXAS 75081
              -----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (972) 234-6400
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              -----------------------------------------------------
                   Former name, if changed since last report)

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

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, on July 31, 2002 was 20,646,425.

--------------------------------------------------------------------------------

                                 INTRUSION INC.

                                      INDEX

                                                                          PAGE
                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of June 30, 2002
     and December 31, 2001 .............................................    3

Condensed Consolidated Statements of Operations for the three months
     and six months ended June 30, 2002 and June 30, 2001 ..............    4

Condensed Consolidated Statements of Cash Flows for the six months
     ended June 30, 2002 and June 30, 2001 .............................    5

Notes to Condensed Consolidated Financial Statements ...................    6-10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .....................................   10-21

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....   22


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .............................................   23

Item 4.  Submission of Matters to a Vote of Security Holders ...........   23

Item 6.  Exhibits and Reports on Form 8-K ..............................   24

Signature Page .........................................................   25

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                         INTRUSION INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except par value amounts)

                                                                      June 30,         Dec 31,
                                            ASSETS                      2002            2001
                                                                     ----------      ----------
                                                                     (Unaudited)
Current Assets:
   Cash and cash equivalents                                         $    8,805      $   15,783
   Short-term investments                                                 6,775           4,652
   Accounts receivable, less of allowance of $722 in 2002
     and $797 in 2001 for doubtful accounts and returns                   3,309           5,206
   Income taxes receivable                                                    -           2,779
   Inventories, net                                                       3,415           5,016
   Other assets                                                           1,378             601
                                                                     ----------      ----------
Total current assets                                                     23,682          34,037
Property and equipment, net - continuing operations                       2,586           3,603
Property and equipment, net - discontinued operations                         -             741
Intangible assets, net                                                    3,408           3,807
Other assets                                                                 85             107
                                                                     ----------      ----------
TOTAL ASSETS                                                         $   29,761      $   42,295
                                                                     ==========      ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                             $    4,325      $    6,000
   Deferred revenue                                                       1,452           1,658
                                                                     ----------      ----------
Total current liabilities - continued operations                          5,777           7,658
Total current liabilities - discontinued operations                         482           1,139
                                                                     ----------      ----------
Total current liabilities                                                 6,259           8,797
Stockholders' Equity:
   Preferred stock, $0.01 par value, authorized
     shares - 5,000, no shares issued and outstanding                         -               -
   Common stock, $0.01 par value, authorized shares - 80,000
     Issued shares - 20,683 in 2002 and 20,649 in 2001
     Outstanding shares - 20,643 in 2002 and 20,609 in 2001                 207             206
   Common stock held in treasury, at cost - 40 shares                      (362)           (362)
   Additional paid-in capital                                            47,370          47,320
   Accumulated deficit                                                  (23,377)        (13,327)
   Foreign currency translation adjustment                                 (336)           (339)
                                                                     ----------      ----------
Total stockholders' equity                                               23,502          33,498
                                                                     ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $   29,761      $   42,295
                                                                     ==========      ==========

                             See accompanying notes.

                                   INTRUSION INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (In thousands, except per share amounts)
                                           (Unaudited)

                                              Three Months Ended            Six Months Ended
                                           ------------------------    -------------------------
                                            June 30,      June 30,      June 30,      June 30,
                                              2002          2001          2002          2001
                                           ----------    ----------    ----------    ----------
Net Sales                                  $    1,465    $    4,451    $    3,979    $    9,768

Cost of sales                                   1,142         4,397         2,851         8,895
                                           ----------    ----------    ----------    ----------

Gross profit                                      323            54         1,128           873

Operating expenses:
  Sales and marketing                           3,197         6,518         7,099        14,526
  Research and development                      1,485         3,257         3,364         7,539
  General and administrative                      615         1,003         1,323         2,810
  Amortization of intangibles                     199           334           399           669
  Restructuring and other charges                 200         3,973           200         3,973
                                           ----------    ----------    ----------    ----------

Operating loss                                 (5,373)      (15,031)      (11,257)      (28,644)

Interest income, net                              108           389           198         1,101
Other income                                        -            31             -            63
                                           ----------    ----------    ----------    ----------

Loss before income taxes                       (5,265)      (14,611)      (11,059)      (27,480)

Income tax benefit                               (608)         (584)         (608)       (1,619)
                                           ----------    ----------    ----------    ----------
Loss from continuing operations                (4,657)      (14,027)      (10,451)      (25,861)

Gain (loss) from discontinued
  Operations                                        -        (5,393)          401        (6,164)
                                           ----------    ----------    ----------    ----------
Net loss                                   $   (4,657)   $  (19,420)   $  (10,050)   $  (32,025)
                                           ==========    ==========    ==========    ==========

Basic and diluted loss per
  share, continuing operations             $    (0.23)   $    (0.68)   $    (0.51)   $    (1.26)
                                           ==========    ==========    ==========    ==========

Basic and diluted loss per share           $    (0.23)   $    (0.95)   $    (0.49)   $    (1.56)
                                           ==========    ==========    ==========    ==========

Weighted average common shares
  outstanding, basic and diluted               20,643        20,542        20,638        20,529
                                           ==========    ==========    ==========    ==========

                                See accompanying notes.

                               INTRUSION INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In thousands)
                                       (Unaudited)

                                                                     Six Months Ended
                                                                 -----------------------
                                                                  June 30,      June 30,
                                                                    2002          2001
                                                                 ----------    ----------
Operating Activities:
Loss from continuing operations                                  $  (10,451)   $  (25,861)
Adjustments to reconcile loss from continuing
  operations to net cash used in operating activities of
  continuing operations:
    Depreciation and amortization                                     1,450         2,370
    Impairment of intangible assets                                       -         3,109
    Provision for inventory obsolescence                                  -         1,347
    Provision for doubtful accounts                                     (75)            -
    Deferred income tax expense                                           -         1,923
Changes in operating assets and liabilities:
    Accounts receivable                                               1,972           478
    Income taxes receivable                                           2,779        (1,738)
    Inventories                                                       1,601         2,753
    Other assets                                                       (755)          502
    Accounts payable and accrued expenses                            (1,645)       (2,877)
    Deferred revenue                                                   (206)          255
                                                                 ----------    ----------
Net cash used in operating activities of continuing
  Operations                                                         (5,330)      (17,739)
                                                                 ----------    ----------
Investing Activities:
  Purchases of available for sale investments                        (9,125)       (7,329)
  Maturities of available for sale investments                        7,002        18,707
  Net purchases of property and equipment                               (37)         (612)
                                                                 ----------    ----------
Net cash provided by (used in) investing activities of
  continuing operations                                              (2,160)       10,766
                                                                 ----------    ----------
Financing Activities:
  Exercise of warrants and employee stock options                        50           277
  Issuance of ESPP                                                        1             -
  Other                                                                 (21)           (1)
                                                                 ----------    ----------
Net cash provided by financing activities of
  continuing operations                                                  30           276
                                                                 ----------    ----------

Net cash provided by discontinued operations                            485         3,541
Effect of foreign currency translation adjustments
  on cash and cash equivalents                                           (3)          (95)
                                                                 ----------    ----------
Net decrease in cash and cash equivalents                            (6,978)       (3,251)
Cash and cash equivalents at beginning of period                     15,783        20,345
                                                                 ----------    ----------
Cash and cash equivalents at end of period                       $    8,805    $   17,094
                                                                 ==========    ==========

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

2.   Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The December 31, 2001 balance sheet was derived from audited financial statements, but does not include all the disclosures required by generally accepted accounting principles. However, we believe that the disclosures are adequate to make the information presented not misleading. In our opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The results of operations for the three and six month periods ending June 30, 2002 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

         Goodwill represents the excess purchase price over the fair market value of the net assets acquired. Net goodwill at June 30, 2002 was $354 thousand. We adopted Financial Accounting Standards ("FAS") Board Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under these new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Accordingly, there has been no amortization of goodwill recorded effective January 1, 2002. Further, adoption of the impairment provision of FAS 142 had no material impact on our financial statements for the quarter ended June 30, 2002. The impact on operations is as follows:

                                                Three Months Ended             Six Months Ended
                                             ------------------------      -----------------------
                                               June 30,     June 30,       June 30,      June 30,
                                                2002          2001           2002          2001
                                             ----------     --------       --------      ---------
Reported net loss (in thousands)             $   (4,657)    $(19,420)      $(10,050)     $(32,025)
Goodwill amortization (in thousands)                  -           16              -            32
                                             ----------     --------       --------      ---------
Adjusted net loss (in thousands)             $   (4,657)    $(19,404)      $(10,050)     $(31,993)
                                             ==========     ========       ========      ========
Reported net loss per share                  $    (0.23)    $  (0.95)      $  (0.49)     $  (1.56)
Goodwill amortization per share                       -         0.01              -             -
                                             ----------     --------       --------      ---------
Adjusted net loss per share                  $    (0.23)    $  (0.94)      $  (0.49)     $  (1.56)
                                             ==========     ========       ========      ========

3.   Inventories (In thousands)


Inventories consist of:                       June 30,        December 31,
                                                2002              2001
                                             -----------      ------------
                                             (Unaudited)
Raw materials                                $      396        $      661
Finished goods                                    2,966             4,002
Demonstration systems                                53               353
                                             ----------        ----------
Net inventory                                $    3,415        $    5,016
                                             ==========        ==========


4.   Income Taxes

         Our effective tax rate for the quarter ended June 30, 2002 was 11.6%, compared to 4.0% for the quarter ended June 30, 2001. Our effective tax rate for the six months ended June 30, 2002 was 5.5%, compared to 5.9% for the six months ended June 30, 2001. During the quarter ended June 30, 2002, an ongoing Internal Revenue Service audit was settled favorably; we therefore recorded a benefit to reverse income taxes payable previously accrued. We will recognize the benefit of our remaining net operating loss carryforwards when we generate taxable income or otherwise can be assured that such net operating loss carryforwards can be utilized.

5.   Earnings per Share (In thousands, except per share amounts) (Unaudited)

                                                     Three Months Ended          Six Months Ended
                                                   ---------------------      ---------------------
                                                   June 30,     June 30,      June 30,     June 30,
                                                     2002         2001          2002         2001
                                                   --------     --------      --------     --------
Numerator:
Net loss and numerator for
  Basic and diluted earnings per share             $(4,657)     $(19,420)     $(10,050)    $(32,025)
                                                   -------      --------      --------     --------
Loss from continuing operations and
  numerator for basic and diluted
  earnings per share, continuing
  operations                                       $(4,657)     $(14,027)     $(10,451)    $(25,861)
                                                   -------      --------      --------     --------
Denominator:
Denominator for basic earnings per share
  - weighted average common shares
    outstanding                                     20,643        20,542        20,638       20,529
Effect of dilutive securities:
  Stock options and warrants                             -             -             -            -
                                                   -------      --------      --------     --------
Denominator for diluted earnings per
  share - adjusted weighted average
  common shares outstanding                         20,643        20,542        20,638       20,529
                                                   =======      ========      ========     ========

Basic and diluted loss per share,
  continuing operations                            $ (0.23)     $  (0.68)     $  (0.51)    $  (1.26)
                                                   =======      ========      ========     ========

Basic and diluted loss per share                   $ (0.23)     $  (0.95)     $  (0.49)    $  (1.56)
                                                   =======      ========      ========     ========


         Total weighted stock options outstanding at June 30, 2002 and June 30, 2001 that are not included in the diluted earnings per share computation due to the antidilutive effect are 2.2 million and 2.3 million for the three months ended June 30, 2002 and June 30, 2001, respectively, and 2.1 million and 2.2 million for the six months ended June 30, 2002 and June 30, 2001, respectively. Such options are excluded due to our incurring net losses during these periods.

6.   Comprehensive Income

         There are no significant differences between net loss and comprehensive loss for the three months and six months ended June 30, 2002 and 2001.

7.   Discontinued Operations

         In March 2002 we sold the assets of our last remaining discontinued operation, our Essential Communications division, for $1 million, generating a gain of $0.4 million, which we have shown as a gain from discontinued operations in the accompanying financial statements. Terms of the sale included transferring $0.7 million in net property, plant and equipment, $0.1 million in current liabilities and product maintenance obligations, of which $0.4 million was recorded in deferred revenue at December 31, 2001. Included in the gain on the sale of Essential is a $0.3 million reserve to terminate an office lease, which is the equivalent of 2 years' lease and maintenance of the facility. Successful termination for less than 2 years will result in a greater gain on disposition of Essential. Termination for more than $0.3 million will reduce the gain on disposition of Essential. The contractual term of the lease runs through February 2009 and remaining contractual lease payments total $1.1 million at June 30, 2002.

         During the first quarter of 2001, we closed the sale of our legacy local area networking division generating a gain of $2.1 million which was used to reduce the estimated net realizable value of the net assets of Essential.

         The following represents a summary of assets and liabilities classified as discontinued operations(In thousands):

                                                       June 30,       December 31,
                                                         2002             2001
                                                       --------       ------------
  Inventories, net                                     $      -         $      -
  Property and equipment, net                                 -              741
  Intangible assets, net
                                                       --------         --------
  Discontinued assets                                  $      -         $    741
                                                       ========         ========
  Discontinued liabilities consist of:
  Deferred revenue                                     $      -         $    594
  Accrued expenses                                          482
  Accrued operating losses                                    -              545
                                                       --------         --------
  Discontinued liabilities                             $    482         $  1,139
                                                       ========         ========


         The following represents a summary of gains and losses from discontinued operations (In thousands)(Unaudited):

                                                          Three Months Ended                Six Months Ended
                                                       -------------------------       ------------------------
                                                       June 30,         June 30,       June 30,         June 30,
                                                         2002             2001           2002             2001
                                                       --------         --------       --------         --------
Net sales                                              $      -         $  1,131       $    727         $  2,529
Cost of sales                                                 -            1,269            323            2,106
                                                       --------         --------       --------         --------
Gross profit                                                  -             (138)           404              423

Operating expenses                                            -            1,566            502            2,953
                                                       --------         --------       --------         --------
Operating loss                                                -           (1,704)           (98)          (2,530)

Other, net                                                    -                -              -               (2)
Gain (loss) on discontinued operations                                    (4,018)             -           (4,018)
Gain on sale                                                  -                -            499                -
                                                       --------         --------       --------         --------
Gain (loss) before income taxes                               -           (5,722)           401           (6,550)

Income tax (benefit) expense                                  -             (329)             -             (386)
                                                       --------         --------       --------         --------

Gain (loss) from discontinued
  operations                                           $      -         $ (5,393)      $    401         $ (6,164)
                                                       ========         ========       ========         ========

8.   Commitments and Contingencies

         We are subject to legal proceedings and claims that arise in the ordinary course of business. We do not believe that the outcome of these matters will have a material adverse affect on our consolidated financial position, operating results or cash flows. However, there can be no assurance such legal proceedings will not have a material impact.

         On March 22, 2002, Morgan Newton Company, L.P. ("Morgan Newton") filed suit against us in Dallas County District Court, Case No. DV02-02339-C, alleging claims for breach of contract, promissory estoppel, and fraud. The claims arise out of an alleged oral representation to Morgan Newton concerning a request for quotation for the purchase of a large amount of Morgan Newton's products. Morgan Newton has not specified the amount of damages it is seeking in the lawsuit, but it is possible that it may be seeking damages in excess of $2 million, or more. In addition to actual damages, Morgan Newton is also seeking attorney's fees and punitive damages. On April 22, 2002, we filed our response to Morgan Newton's lawsuit, generally denying all claims and asserting certain affirmative defenses. As of this time, preliminary discovery is underway.

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

         During the first quarter of 2001, we closed the sale of our legacy local area networking division generating a gain of $2.1 million which was used to reduce the estimated net realizable value of the net assets of our Essential Communications division.

         In March 2002 we sold the assets of Essential, our last remaining discontinued operation, for $1 million, generating a gain of $0.4 million, which we have shown as a gain from discontinued operations in the accompanying financial statements. Terms of the sale included transferring $0.7 million in net property, plant and equipment, $0.1 million in current liabilities and product maintenance obligations, of which $0.4 million was recorded in deferred revenue at December 31, 2001. Included in the gain on the sale of Essential is a $0.3 million reserve to terminate an office lease, which is the equivalent of 2 years' lease and maintenance of the facility. Successful termination for less than 2 years will result in a greater gain on disposition of Essential. Termination for more than $0.3 million will reduce the gain on disposition of Essential. The contractual term of the lease runs through February 2009 and remaining contractual lease payments total $1.1 million at June 30, 2002.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales. The period to period comparison of financial results is not necessarily indicative of future results.

                                                          Three Months Ended               Six Months Ended
                                                        -----------------------        -----------------------
                                                        June 30,       June 30,        June 30,       June 30,
                                                          2002           2001            2002           2001
                                                        --------       --------        --------       --------
Net sales                                                 100.0 %        100.0 %         100.0 %        100.0 %
Cost of sales                                              78.0           98.8            71.7           91.1
                                                         ------         ------          ------         ------
Gross profit                                               22.0            1.2            28.3            8.9
Operating expenses:
  Sales and marketing                                     218.2          146.4           178.4          148.7
  Research and development                                101.4           73.2            84.5           77.2
  General and administrative                               42.0           22.5            33.2           28.7
  Amortization of intangibles                              13.6            7.5            10.0            6.8
  Restructuring costs and other
   special charges                                         13.7           89.3             5.0           40.7
                                                         ------         ------          ------         ------
Operating loss                                           (366.8)        (337.7)         (282.9)        (293.2)

Interest income, net                                        7.4            8.7             5.0           11.3
Other income                                                  -            0.7               -            0.6
                                                         ------         ------          ------         ------
Loss before income taxes                                 (359.4)        (328.3)         (277.9)        (281.3)

Income tax benefit                                        (41.5)         (13.2)          (15.3)         (16.5)
                                                         ------         ------          ------         ------

Loss from continuing operations                          (317.9)        (315.1)         (262.7)        (264.8)
Gain (loss) from discontinued
 operations, net of tax                                     0.0         (121.2)           10.1          (63.1)
                                                         ------         ------          ------         ------

Net loss                                                 (317.9)        (436.3)         (252.6)        (327.9)
                                                         ======         ======          ======         ======


                                                          Three Months Ended               Six Months Ended
                                                        -----------------------        -----------------------
                                                        June 30,       June 30,        June 30,       June 30,
                                                          2002           2001            2002           2001
                                                        --------       --------        --------       --------
Domestic sales                                             66.1%          61.8%           68.9%          70.9%
Export sales to:
  Europe                                                   10.8           22.5             8.6           17.3
  Canada                                                   10.4            3.6             6.9            3.3
  Asia                                                     12.2           11.1            15.4            7.7
  Latin America                                             0.5            1.0             0.2            0.8
                                                         ------         ------          ------         ------

Net sales                                                 100.0%         100.0%          100.0%         100.0%
                                                         ======         ======          ======         ======


         NET SALES. Net sales for the quarter and six months ended June 30, 2002 decreased to $1.5 million and $4.0 million, respectively, compared to $4.5 million and $9.8 million, respectively, for the same periods of 2001 primarily due to the decline in sales of our transition products including SecureCom. Our SecureNet Pro intrusion detection and PDS security appliance families of products were also negatively affected by the current difficult economic environment and the slowdown in information technology security spending by many corporations.

         EXPORT SALES. Export sales for the quarter and six months ended June 30, 2002 decreased to $0.5 million and $1.2 million, respectively, compared to $1.7 million and $2.9 million, respectively, for the same period of 2001 as sales from our SecureNet Pro intrusion detection product family, PDS security appliance family and other security product lines declined. Export sales may vary as a percentage of net sales in the future.

         CONCENTRATION OF SALES. Sales to TRW Systems & Information Technology ("TRW") for the quarter and six months ended June 30, 2001 were 10.3% and 11.8%. In addition, a portion of our sales to TRW and other corporations were for products resold by those organizations to various agencies of the U.S. Government. There were no significant concentrations of sales (i.e. greater than 10%) during the first six months of 2002.

         GROSS PROFIT. Gross profit was $0.3 million or 22.0% of net sales for the quarter ended June 30, 2002, compared to $0.1 million or 1.2% of net sales for the quarter ended June 30, 2001. For the six months ended June 30, 2002, gross profit increased to $1.1 million or 28.3% of net sales compared to $.9 million or 8.9% of net sales for the same period in the prior year. Gross profit margins as a percentage of net sales were up for the quarter and six months ended June 30, 2002 primarily because of the change in product mix from lower margin hardware products to higher margin intrusion detection products.

         Gross profit as a percentage of net sales is impacted by several factors, including shifts in product mix, changes in channels of distribution, sales volume, fluctuations in manufacturing costs, pricing strategies, and fluctuations in sales of integrated third-party products.

         SALES AND MARKETING. Sales and marketing expenses decreased to $3.2 million for the quarter ended June 30, 2002, compared to $6.5 million for the quarter ended June 30, 2001. Sales and marketing expenses decreased to $7.1 million for the six months ended June 30, 2002 compared to $14.5 million for the same period of 2001. Sales and marketing expenses decreased in the quarter and six months ended June 30, 2002, compared to the same periods of 2001, primarily due to the reorganization of our sales and marketing departments and other cost reduction initiatives. We expect sales and marketing expenses to continue to decline in the third quarter of 2002, in comparison to the second quarter of 2002. Sales and marketing expenses may vary as a percentage of net sales in the future.

         RESEARCH AND DEVELOPMENT. Research and development expenses decreased to $1.5 million for the quarter ended June 30, 2002, compared to $3.3 million for the quarter ended June 30, 2001. Research and development costs for the six months ended June 30, 2002 decreased to $3.4 million compared to $7.5 million for the same period in 2001. Research and development costs are expensed in the period incurred. Research and development expenses decreased in the quarter and six months ended June 30, 2002, compared to the same periods in 2001 as we reduced headcount in our engineering department to accommodate the decline in information technology spending and as we focused more of our development efforts on our core security products, SecureNet Pro and PDS security appliances, while reducing efforts on our other security products. Research and development expenses may vary as a percentage of net sales in the future.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased to $0.6 million for the quarter ended June 30, 2002, compared to $1.0 million for the quarter ended June 30, 2001. General and administrative expensed decreased to $1.3 million for the six months ending June 30, 2002, compared to $2.8 million for the six months ending June 30, 2001. General and administrative expenses decreased in the quarter and six months ending June 30, 2002 compared to the same periods of 2001, primarily due to restructuring activities in 2001 and 2002 and other cost reduction initiatives. It is expected that general and administrative expenses will continue to decrease in the third quarter of 2002, in comparison to the second quarter of 2002. General and administrative expense may vary as a percentage of net sales in the future.

         AMORTIZATION. Amortization expenses decreased to $0.2 million for the quarter ended June 30, 2002, compared to $0.3 million for the quarter ended June 30, 2001. Amortization expenses for the six months ended June 30, 2002 decreased to $0.4 million compared to $0.7 million for the same period in 2001. Amortization expenses decreased in the quarter and six month period ended June 30, 2002, compared with the same periods in 2001, as a result of the June 30, 2001 write off of certain impaired intangible assets and intellectual properties acquired from Science Applications International Corporate ("SAIC") in 1998 and the discontinuance of the amortization of goodwill effective January 1, 2002. Absent subsequent acquisitions, all future amortization will continue to be associated with only identifiable intangibles acquired from MimeStar, Inc. and will be approximately $0.2 million per quarter.

         RESTRUCTURING CHARGES. Restructuring charges of $.2 million for 2002 consists of severance expense related to additional streamlining of our organization. In June 2001, we recorded a charge of $4.0 million for restructuring costs and other special charges consisting primarily of a $3.1 million impairment charge related to intangible assets of our SecurityAnalyst and SecureEnterprise product lines and $0.8 million for severance as a result of reductions in our workforce.

         INTEREST. Net interest income decreased to $0.1 million for the quarter ended June 30, 2002, compared to $0.4 million for the same period in 2001. Net interest income decreased to $0.2 million for the six months ended June 30, 2002, compared to $1.2 million for the six months ended June 30, 2001. The net interest income decreases were primarily due to the reduced overall cash balances resulting from operating losses. Net interest income may vary in the future based on our cash flow and rate of return on investments.

         INCOME TAXES. Our effective tax rate for the quarter ended June 30, 2002 was 11.6%, compared to 4.0% for the quarter ended June 30, 2001. Our effective tax rate for the six months ended June 30, 2002 was 5.5%, compared to 5.9% for the six months ended June 30, 2001. During the quarter ended June 30, 2002, an ongoing Internal Revenue Service audit was settled in our favor. Therefore, we recorded a benefit to reverse income taxes payable previously accrued. We will recognize the benefit of our remaining net operating loss carryforwards when we generate taxable income or otherwise can be assured that such net operating loss carryforwards can be utilized.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal source of liquidity at June 30, 2002 is $8.8 million of cash and cash equivalents and $6.8 million of short-term investments. As of June 30, 2002, working capital was $17.4 million compared to $25.2 million as of December 31, 2001.

         Cash used in continuing operations for the six months ended June 30, 2002 was $5.3 million, primarily due to an operating loss from continuing operations of $10.5 million, offset by a decrease in income taxes receivable, accounts receivable and inventories. Future fluctuations in inventory balances, accounts receivable and accounts payable will be dependent upon several factors, including, but not limited to, quarterly sales, our strategy in building inventory in advance of receiving orders from customers, and the accuracy of our forecasts of product demand and component requirements.

         Net cash used in investing activities of continuing operations in the six months ended June 30, 2002 was $2.2 million, which consisted primarily of the net proceeds from the maturities and purchases of available for sale securities.

         Cash provided by financing activities of continuing operations in the six months ended June 30, 2002 was $30 thousand, which was primarily the result of the issuance of common stock upon the exercise of employee stock options.

         Net cash provided by discontinued operations in the six months ended June 30, 2002 was $0.5 million, which consisted primarily of the net proceeds of the sale of the assets of our Essential Communications division.

         At June 30, 2002, the Company did not have any material commitments for capital expenditures.

         During the six months ended June 30, 2002, the Company funded its operations through the use of cash and cash equivalents.

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

         In March 2002 we sold the assets of our last remaining discontinued operation, Essential Communications division, for $1 million generating a gain of $0.4 million. Included in the gain on the sale of Essential is a $0.3 million reserve to terminate the lease which is the equivalent of 2 years' lease and maintenance of the facility. Successful termination for less than 2 years will result in a greater gain on disposition of Essential. Termination for more than $0.3 million will reduce the gain on disposition of Essential. The contractual term of the lease runs through February 2009 and remaining contractual lease payments total $1.1 million at June 30, 2002.

         ACQUISITIONS. Symantec, ISS, Cisco, Enterasys, NFR, Nokia, Celestix, IBM, Compaq and other competitors have recently acquired several security companies with complementary technologies, and we anticipate that such acquisitions will continue in the future. These acquisitions may permit such competitors to accelerate the development and commercialization of broader product lines and more comprehensive solutions than we currently offer. In the past, we have relied upon a combination of internal product development and partnerships with other security vendors to provide competitive solutions to customers. Certain of the recent and future acquisitions by our competitors may have the effect of limiting our access to commercially significant technologies. Further, the business combinations and acquisitions in the security industry are creating companies with larger market shares, customer bases, sales forces, product offerings and technology and marketing expertise. There can be no assurance that we will be able to compete successfully in such an environment.

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

         All of the materials used in our products are purchased under contracts or purchase orders with third parties. While we believe that many of the materials used in the production of our products are generally readily available from a variety of sources, certain components such as microprocessors and mother boards are available from one or a limited number of suppliers. The lead times for delivery of components vary significantly and can exceed twelve weeks for certain components. If we fail to forecast our requirements accurately for components, we may experience excess inventory or shortages of certain components that could have an adverse effect on our business and operating results. Further, any interruption in the supply of any of these components, or the inability to procure these components from alternative sources at acceptable prices within a reasonable time, could have an adverse effect on our business and operating results.

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

         SUFFICIENCY OF CASH FLOW. As of June 30, 2002, we had cash, cash equivalents and investments in the amount of approximately $15.6 million, down from approximately $20.4 million as of December 31, 2001. Although we believe we have sufficient cash resources to finance our operations and expected capital expenditures for the remainder of 2002, the sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control. Moreover, despite actions to reduce our costs and improve our profitability, we expect our operating losses and net operating cash outflows to continue during 2002. As a result, we may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability without obtaining additional financing. We do not currently have any arrangements for financing, and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. If our business does not generate sufficient cash flow from operations and sufficient future financings are not available, we may not be able to operate or grow our business, pay our expenses when due or fund our other liquidity needs.

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

         INTERNATIONAL OPERATIONS. International sales represented 33.9% and 31.1% of total revenues for the quarter and six months ended June 30, 2002, respectively, compared to 38.2% and 29.1% of total revenues for the same periods in 2001. We expect to continue to derive a large percentage of our revenues from our international operations in the future. Our international operations may be affected by changes in demand resulting from fluctuations in currency exchange rates and local purchasing practices, including seasonal fluctuations in demand, as well as by risks such as increases in duty rates, difficulties in distribution, regulatory approvals and other constraints upon international trade. Our sales to foreign customers are subject to export regulations. In particular, certain sales of our data security products require clearance and export licenses from the U.S. Department of Commerce under these regulations. Any inability to obtain such clearances or any required foreign regulatory approvals on a timely basis could have a material adverse effect on our operating results.

         IMPACT OF GOVERNMENT CUSTOMERS. $0.1 million or 8.1% and $0.5 million or 12.0% of revenue in the quarter and six months ended June 30, 2002, respectively, was derived from sales to the U.S. government, either directly by Intrusion or through system integrators and other resellers compared to $0.9 million or 20.9% and $2.6 million or 27.0% of revenue for the same periods in 2001. We expect to continue to derive a significant portion of our revenue in the future from sales to the U.S. government. Sales to the government present risks in addition to those involved in sales to commercial customers, including potential disruptions due to appropriation and spending patterns and the government's reservation of the right to cancel contracts and purchase orders for its convenience.

         EFFECTS OF RECENT TERRORIST ATTACKS AND MILITARY ACTIONS. Terrorist attacks in the United States on September 11, 2001, as well as military actions or other events occurring in response or in connection to them, including future terrorist attacks against United States targets, actual conflicts involving the United States or it allies or military or trade disruptions could impact our operations, including by:

              o reducing government or corporate spending on network security products;

              o increasing the cost and difficulty in obtaining materials or shipping products; and

              o   affecting our ability to conduct business internationally.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         FOREIGN EXCHANGE. Revenue originating outside the U.S. in the quarters ended June 30, 2002, 2001 and 2000 was 33.9%, 38.2% and 22.2% of total revenues, respectively. Revenue originating outside the U.S. in the six months ended June 30, 2002, 2001 and 2000 was 31.1%, 29.1% and 14.1% of total revenues, respectively. International sales are made mostly from our foreign sales subsidiaries in the local countries and are typically denominated in U.S. dollars. These subsidiaries incur most of their expenses in the local currency.

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

         Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. Our investment securities are held for purposes other than trading. The weighted-average interest rate on investment securities at June 30, 2002 was 6.9%. The fair value of investments held at June 30, 2002 approximated amortized cost.

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

          On March 22, 2002, Morgan Newton Company, L.P. ("Morgan Newton") filed suit against us in Dallas County District Court, Case No. DV02-02339-C, alleging claims for breach of contract, promissory estoppel, and fraud. The claims arise out of an alleged oral representation to Morgan Newton concerning a request for quotation for the purchase of a large amount of Morgan Newton's products. Morgan Newton has not specified the amount of damages it is seeking in the lawsuit, but it is possible that Morgan Newton may be seeking damages in excess of $2 million, or more. In addition to actual damages, Morgan Newton is also seeking attorney's fees and punitive damages. On April 22, 2002, we filed our response to Morgan Newton's lawsuit, generally denying all claims and asserting certain affirmative defenses. As of this time, preliminary discovery is underway.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Annual Meeting of Stockholders was held on April 25, 2002, at the Holiday Inn Richardson Select in Richardson, Texas. The following is a brief description of each matter voted upon by stockholders, including a number of votes cast for, against, or withheld with regard to each matter of nominee.

          (1) Election of five (5) directors to serve until the next Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.

                                            FOR            WITHHELD
                                            ---            --------
               G. Ward Paxton            19,659,011        313,293
               T. Joe Head               19,662,109        310,195
               J. Fred Bucy, Jr.         19,764,931        207,373
               Grant A. Dove             19,765,126        207,178
               Donald M. Johnston        19,766,281        206,023


          (2) Approval of the amendment to the Company's 1995 Non-Employee Directors Stock Option Plan as described in the Proxy Statement dated March 20, 2002.

                  FOR                    AGAINST           ABSTAIN
                  ---                    -------           -------
               19,418,341                419,068           134,895

          (3) Ratification and approval of selection by the Board of Directors of Ernst & Young LLP as independent auditors of the Registrant for the fiscal year ending December 31, 2002.

                  FOR                    AGAINST           ABSTAIN
                  ---                    -------           -------
               19,850,545                35,334             86,425

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (A.)   EXHIBITS. The following exhibit is included herein:

                 10.1(1) 1995 Non-Employee Directors Stock Opton Plan of Intrusion Inc. (Amended and Restated as of January 10, 2002).

                 99.1(2) Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                            Section 906 of the Sarbanes-Oxley Act of 2002.

                 99.2(2) Chief Financial Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to
                            Section 906 of the Sarbanes-Oxley Act of 2002.

                            (1)  Filed as an Exhibit in the Registrants'
                                 Definitive Proxy Statement on Schedule 14A in connection with the solicitation of proxies for its 2002 Annual Meeting of Stockholders, which Exhibit is incorporated herein by reference.

                            (2)  Filed herewith.

          (B.)   FORM 8-K.  We filed no reports on Form 8-K during the six
                            months ended June 30, 2002.

                               S I G N A T U R E S


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          INTRUSION INC.


Date: August 2, 2002                    /s/ JAY R. WIDDIG
                           -----------------------------------------------
                                            Jay R. Widdig
                               Vice President, Chief Financial Officer,
                                       Treasurer & Secretary
                              (Principal Financial & Accounting Officer)