Form 10-Q
period 2002-09-30
INTRUSION INC
filed 2002-11-15
CIK 736012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number   0-20191

INTRUSION INC.

(Exact name of Registrant as specified in its charter)

Delaware	75-1911917
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1101 East Arapaho Road, Richardson, Texas 75081
(Address of principal executive offices)
(Zip Code)

(972) 234-6400
(Registrant’s telephone number, including area code)

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

Yes  ☒  No  ☐

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, on October 31, 2002 was 20,646,425.

INTRUSION INC.

PART  I  -  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

(Unaudited)

	Sept 30, 2002	Dec 31, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$7,947	$15,783
Short-term investments	5,215	4,652
Accounts receivable, less allowance for doubtful accounts of $827 in 2002 and $797 in 2001	3,143	5,206
Income taxes receivable	—	2,779
Inventories, net	2,699	5,016
Other assets	992	601
Total current assets	19,996	34,037
Property and equipment, net - continuing operations	2,092	3,603
Property and equipment, net - discontinued operations	—	741
Intangible assets, net	3,209	3,807
Other assets	88	107
TOTAL ASSETS	$25,385	$42,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$3,679	$6,000
Deferred revenue	1,541	1,658
Total current liabilities - continued operations	5,220	7,658
Total current liabilities - discontinued operations	402	1,139
Total current liabilities	5,622	8,797
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized shares - 5,000, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized shares - 80,000 Issued shares - 20,686 in 2002 and 20,649 in 2001 Outstanding shares - 20,646 in 2002 and 20,609 in 2001	207	206
Common stock held in treasury, at cost - 40 shares	(362)	(362)
Additional paid-in capital	47,371	47,320
Accumulated deficit	(27,026)	(13,327)
Foreign currency translation adjustment	(427)	(339)
Total stockholders’ equity	19,763	33,498
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,385	$42,295

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept 30, 2002	Sept 30, 2001	Sept 30, 2002	Sept 30, 2001
Net Sales	$2,394	$3,612	$6,373	$13,381

Cost of sales	1,322	2,354	4,173	11,249

Gross profit	1,072	1,258	2,200	2,132

Operating expenses:
Sales and marketing	2,507	4,597	9,606	19,123
Research and development	1,398	2,933	4,762	10,472
General and administrative	693	894	2,016	3,704
Amortization of intangibles	199	182	598	852
Restructuring and other charges	—	—	200	3,973

Operating loss	(3,725)	(7,348)	(14,982)	(35,992)

Interest income, net	83	334	281	1,436
Other income (loss)	(7)	51	(7)	112

Loss before income taxes	(3,649)	(6,963)	(14,708)	(34,444)

Income tax benefit	—	(74)	(608)	(1,694)
Loss from continuing operations	(3,649)	(6,889)	(14,100)	(32,750)

Gain (loss) from discontinued operations	—	—	401	(6,164)

Net loss	$(3,649)	$(6,889)	$(13,699)	$(38,914)

Basic and diluted loss per share, continuing operations	$(0.18)	$(0.33)	$(0.68)	$(1.59)

Basic and diluted loss per share	$(0.18)	$(0.33)	$(0.66)	$(1.89)

Weighted average common shares outstanding, basic and diluted	20,645	20,592	20,640	20,550

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	Sept 30, 2002	Sept 30, 2001
Operating Activities:
Loss from continuing operations	$(14,100)	$(32,750)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	2,165	3,442
Impairment of intangible assets	—	3,109
Deferred income tax expense	—	1,923
Changes in operating assets and liabilities:
Accounts receivable	2,063	1,230
Income taxes receivable	2,779	(1,814)
Inventories	2,317	2,742
Other assets	(372)	683
Accounts payable and accrued expenses	(2,321)	(3,065)
Deferred revenue	(117)	117
Net cash used in operating activities of continuing operations	(7,586)	(24,383)
Investing Activities:
Purchases of short-term investments	(12,565)	(10,629)
Maturities of short-term investments	12,002	28,313
Net purchases of property and equipment	(56)	(247)
Net cash provided by (used in) investing activities of continuing operations	(619)	17,437
Financing Activities:
Exercise of warrants and employee stock options	51	405
Issuance of shares in employee stock purchase plan	1	—
Net re-payment of capital leases	—	(2)
Net cash provided by financing activities of continuing operations	52	403

Net cash provided by discontinued operations	405	3,404
Effect of foreign currency translation adjustments on cash and cash equivalents	(88)	44
Net decrease in cash and cash equivalents	(7,836)	(3,095)
Cash and cash equivalents at beginning of period	15,783	20,345
Cash and cash equivalents at end of period	$7,947	$17,250

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  Description of Business

We develop, market and support a family of security software and appliances that address electronic security issues facing organizations deploying business applications over the Internet or internally via Intranets.  We currently provide e-security solutions including intrusion detection systems, virtual private network appliances and firewall appliances.

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

Our principal executive offices are located at 1101 E. Arapaho Road, Richardson, Texas 75081, and our telephone number is (972) 234-6400.  References to “we”, “us”, “our” or “Intrusion Inc.” refer to Intrusion Inc. and its subsidiaries.

2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The December 31, 2001 balance sheet was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States.  However, we believe that the disclosures are adequate to make the information presented not misleading.  In our opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  The results of operations for the three and nine month periods ending September 30, 2002 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period.  The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

3.  Recently Adopted Accounting Pronouncements

Goodwill and Other Intangible Assets

Effective January 1, 2002, we adopted Statements of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life.  Instead, SFAS No. 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 (January 1, 2002), annually thereafter and upon the occurrence of any event that indicates potential impairments.  The Company will perform its annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of 2002.

SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for potential impairment; while the second phase (if necessary), measures the impairment.  Goodwill is potentially impaired if the net book value of a reporting unit exceeds its estimated fair value.  We have determined that we have one reporting unit.  This methodology differs from the Company’s previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows on an enterprise-wide basis to determine if goodwill is recoverable.

Upon adoption of SFAS No. 142 and completion of the required transition testing, we determined that the carrying value of goodwill of $354 thousand was not impaired.

Long-lived Assets

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets, which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of.”  The primary objectives of SFAS No.144 are to develop one accounting model based on the framework established in SFAS no. 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues.  We adopted SFAS No. 144 as of January 1, 2002.  There has been no significant impact resulting from the adoption of SFAS No. 144.

The Company records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of the asset is less than its recorded amount.  Conditions that would necessitate an impairment assessment included material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon acquired products, services or technologies, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable.

We review long-lived assets and certain intangible assets for impairment on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows expected to be generated by that asset.  An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets.

4.  Inventories (In thousands)

	Sept 30, 2002	December 31, 2001

Inventories consist of:
Raw materials	$259	$661
Finished goods	2,349	4,002
Demonstration systems	91	353
Net inventory	$2,699	$5,016

5.  Intangible Assets

Amortization of intangibles is comprised of the following:

	Three Months Ended September 30		Nine Months Ended December 31
	2002	2001	2002	2001
Goodwill	$—	$16	$—	$48
Purchased Software	129	96	387	583
Other Intangible Assets	70	70	211	221
Total Amortization	$199	$182	$598	$852

The allocation of intangible assets following our adoption of SFAS No. 142 is summarized in the following table:

	September 30, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangibles no longer amortized:
Goodwill	$354	$—	$450	$96
Amortizable intangibles:
Purchased Software	$3,610	$1,161	$3,610	$774
Other Intangible Assets	$1,040	$634	$1,040	$423

The estimated future annual amortization expense for Purchased Software and Other Intangible Assets is as follows:

	Other Intangible Assets	Purchased Software
2002*	$283	$516
2003	$283	$516
2004	$51	$516
2005	—	$516
2006	—	$516

*  Includes nine months ended September 30, 2002

The differences between reported net loss and net loss adjusted for goodwill amortization for the three-month and nine-month periods ended September 30, 2001 are not material.

6.  New Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees and consolidating facilities.  SFAS No. 146 excludes from its scope exit and disposal activities conducted in connection with a business combination and those activities to which SFAS Nos. 143 and 144 are applicable.  SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002.  We do not expect the adoption of this statement to have a material effect on our consolidated financial position or results of operations.

7.  Income Taxes

Our effective tax rate differs from the amount expected by applying the statutory rate as we recognize a valuation allowance on all net deferred tax assets until it is more likely than not such assets will be realized.  During the second quarter 2002, an ongoing Internal Revenue Service audit was settled in our favor; we therefore recorded a benefit of $608 thousand to reverse an income tax payable previously accrued.  We will recognize the benefit of our remaining net deferred tax assets, principally net operating loss carryforwards, when we generate taxable income and can be assured that such deferred tax assets can be realized.

8.  Earnings per Share (In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	Sept 30, 2002	Sept 30, 2001	Sept 30, 2002	Sept 30, 2001
Numerator:
Net loss and numerator for Basic and diluted earnings per share	$(3,649)	$(6,889)	$(13,699)	$(38,914)
Loss from continuing operations and numerator for basic and diluted earnings per share, continuing operations	$(3,649)	$(6,889)	$(14,100)	$(32,750)
Denominator:
Denominator for basic earnings per share weighted average common shares outstanding	20,645	20,592	20,640	20,550
Effect of dilutive securities:
Stock options and warrants	—	—	—	—
Denominator for diluted earnings per share - adjusted weighted average common shares outstanding	20,645	20,592	20,640	20,550

Basic and diluted loss per share, continuing operations	$(0.18)	$(0.33)	$(0.68)	$(1.59)

Basic and diluted loss per share	$(0.18)	$(0.33)	$(0.66)	$(1.89)

Total weighted stock options outstanding at September 30, 2002 and September 30, 2001 that are not included in the diluted earnings per share computation due to the antidilutive effect are 2.0 million and 2.1 million for the three months ended September 30, 2002 and September 30, 2001, respectively, and 2.1 million and 2.1 million for the nine months ended September 30, 2002 and September 30, 2001, respectively.  Such options are excluded due to our incurring net losses during these periods.

9.  Comprehensive Loss

There are no significant differences between net loss and comprehensive loss for the three months and nine months ended September 30, 2002 and 2001.

10.  Discontinued Operations

In March 2002 we sold the assets of our last remaining discontinued operation, our Essential Communications division, for $1 million generating a gain of $0.4 million, which we have shown as a gain from discontinued operations in the accompanying financial statements.  Terms of the sale included transferring $0.7 million in net property, plant and equipment, $0.1 million in current liabilities and product maintenance of which $0.4 million was recorded in deferred revenue at December 31, 2001.  Included in the gain on the sale of Essential is a $0.3 million reserve to terminate an office lease, which is the equivalent of 2 years’ lease and maintenance of the facility.  Successful termination for less than 2 years will result in a greater gain on disposition of Essential.  Termination for more than $0.3 million will reduce the gain on disposition of Essential.  The contractual term of the lease runs through February 2009 and remaining contractual lease payments total $1.0 million at September 30, 2002.  During the nine months ended September 30, 2002, we used $78 thousand of the $0.3 million reserve for lease payments.

During the first quarter of 2001, we closed the sale of our legacy local area networking division generating a gain of $2.1 million which was used to reduce the estimated net realizable value of the net assets of Essential.

The following represents a summary of assets and liabilities classified as discontinued operations (In thousands):

	Sept 30, 2002	December 31, 2001

Property and equipment, net	$—	$741
Intangible assets, net	—	—
Discontinued assets	$—	$741
Discontinued liabilities consist of:
Deferred revenue	$—	$594
Accrued expenses	402	—
Accrued operating losses	—	545
Discontinued liabilities	$402	$1,139

The following represents a summary of gains and losses from discontinued operations (In thousands):

	Three Months Ended		Nine Months Ended
	Sept 30, 2002	Sept 30, 2001	Sept 30, 2002	Sept 30, 2001
Net sales	$—	$1,077	$727	$3,606
Cost of sales	—	529	323	2,635

Gross profit	—	548	404	971

Operating expenses	—	925	502	3,877
Operating loss	—	(377)	(98)	(2,906)

Other, net	—	377	—	(3,644)
Gain on sale	—	—	499	—
Gain (loss) before income taxes	—	—	401	(6,550)

Income tax benefit	—	—	—	(386)

Gain (loss) from discontinued operations	$—	$—	$401	$(6,164)

11.  Commitments and Contingencies

We are subject to legal proceedings and claims that arise in the ordinary course of business.  We do not believe that the outcome of those matters will have a material adverse affect on our consolidated financial position, operating results or cash flows.  However, there can be no assurance such legal proceedings will not have a material impact.

On March 22, 2002, Morgan Newton Company, L.P. (“Morgan Newton”) filed suit against us in Dallas County District Court, Case No. DV02-02339-C, alleging claims for breach of contract, promissory estoppel, and fraud.  The claims arise out of an alleged oral representation to Morgan Newton concerning a request for quotation for the purchase of a large amount of Morgan Newton’s products.  Morgan Newton has not specified the amount of damages it is seeking in the lawsuit, but it is possible that Morgan Newton may be seeking damages in excess of $2 million.  In addition to actual damages, Morgan Newton is also seeking attorney’s fees and punitive damages.  We believe Morgan Newton’s claims are without merit and intend to vigorously defend this lawsuit.  On April 22, 2002, we filed our response to Morgan Newton’s lawsuit, generally denying all claims and asserting certain affirmative defenses.  As of this time, discovery is substantially underway, and trial has been scheduled for early 2003.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements concerning: the difficulties in forecasting future sales caused by current economic and market conditions, the effect of military actions on government and corporate spending on information security products, the impact of our cost reduction programs, the difficulties and uncertainties in successfully developing and introducing new products, our ability to continue to meet operating expenses through current cash flow or additional financings, the continuance and strength of our relationship with Check Point, the highly competitive market for our products, difficulties in accurately estimating market growth, the consolidation of the information security industry, the impact of changing economic conditions, business conditions in the information security industry, our ability to manage acquisitions effectively, our ability to manage discontinued operations effectively, the impact of market peers and their products as well as risks concerning future technology and others identified in our Annual Report on Form 10-K and other Securities and Exchange Commission filings.  Such forward-looking statements are generally accompanied by words such as “plan,” “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate,” “may” or other words that convey uncertainty of future events or outcomes.  These forward-looking statements and other statements made elsewhere in this report are made in reliance on the Private Securities Litigation Reform Act of 1995.  The section below entitled “Factors That May Affect Future Results of Operations” sets forth and incorporates by reference certain factors that could cause actual future results of the company to differ materially from these statements.

Overview

We develop, market and support a family of security software and appliances that address electronic security issues facing organizations deploying business applications over the Internet or internally via Intranets.  We currently provide e-security solutions including intrusion detection systems, virtual private network appliances and firewall appliances.  On June 1, 2000, we changed our name from ODS Networks, Inc. to Intrusion.com Inc. and our NASDAQ ticker symbol from ODSI to INTZ to reflect our focus on e-security solutions.  On November 1, 2001, we changed our name from Intrusion.com, Inc. to Intrusion Inc.  During the second quarter of 2000, we announced our plan to sell, or otherwise dispose of, our networking divisions which included our Essential Communications division and our local area networking assets and began accounting for these networking divisions as discontinued operations.

The following management’s discussion and analysis of financial condition and results of operations pertains only to our continuing operations unless otherwise disclosed.  Certain prior year information has been reclassified to conform with the current presentation.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes, warranty obligations, restructuring, maintenance contracts and contingencies.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

We recognize software revenue from the licensing of our software products in accordance with Statement of Position (“SOP”) No. 97-2 “Software Revenue Recognition” and SOP 98-9 “Modification of 97-2, Software Revenue Recognition, with respect to certain transactions” whereby revenue from the licensing of our products is not recognized until all four of the following have been met: i) execution of a written purchase order, license agreement or contract; ii) shipment of the product has occurred; iii) the license fee is fixed and determinable; and iv) collectibility is probable.  The Company defers and recognizes maintenance and support revenue over the term of the contract period, which is generally one year.

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

During the first quarter of 2001, we closed the sale of our legacy local area networking division generating a gain of $2.1 million, which was used to reduce the estimated net realizable value of the net assets of Essential Communications.

In March 2002 we sold the assets of our last remaining discontinued operation, our Essential Communications division, for $1 million generating a gain of $0.4 million, which we have shown as a gain from discontinued operations in the accompanying financial statements.  Terms of the sale included transferring $0.7 million in net property, plant and equipment, $0.1 million in current liabilities and product maintenance of which $0.4 million was recorded in deferred revenue at December 31, 2001.  Included in the gain on the sale of Essential is a $0.3 million reserve to terminate an office lease, which is the equivalent of 2 years’ lease and maintenance of the facility.  Successful termination for less than 2 years will result in a greater gain on disposition of Essential.  Termination for more than $0.3 million will reduce the gain on disposition of Essential.  The contractual term of the lease runs through February 2009 and remaining contractual lease payments total $1.0 million at September 30, 2002.  During the nine months ended September 30, 2002, we used $78 thousand of the $0.3 million reserve for lease payments.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended		Nine Months Ended
	Sept 30, 2002	Sept 30, 2001	Sept 30, 2002	Sept 30, 2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.2	65.2	65.5	84.1
Gross profit	44.8	34.8	34.5	15.9
Operating expenses:
Sales and marketing	104.7	127.3	150.7	142.9
Research and development	58.4	81.2	74.7	78.3
General and administrative	28.9	24.8	31.6	27.7
Amortization of intangibles	8.3	5.0	9.4	6.4
Restructuring costs and other charges	—	—	3.1	29.7
Operating loss	(155.6)	(203.4)	(235.1)	(269.0)

Interest income, net	3.5	9.2	4.4	10.7
Other income	(0.3)	1.4	(0.1)	0.8
Loss before income taxes	(152.4)	(192.8)	(230.8)	(257.4)

Income tax benefit	—	(2.0)	(9.5)	(12.7)

Loss from continuing operations	(152.4)	(190.7)	(221.2)	(244.8)
Gain (loss) from discontinued operations	—	—	6.3	(46.1)
Net loss	(152.4)	(190.7)	(215.0)	(290.8)

	Three Months Ended		Nine Months Ended
	Sept 30, 2002	Sept 30, 2001	Sept 30, 2002	Sept 30, 2001
Domestic sales	69.2%	49.2%	69.0%	65.0%
Export sales to:
Europe	17.7	40.8	12.0	23.6
Canada	2.3	5.4	5.2	3.9
Asia	10.6	4.0	13.6	6.7
Latin America	0.2	0.6	0.2	0.8

Net sales	100.0%	100.0%	100.0%	100.0%

Net Sales.  Net sales for the quarter and nine months ended September 30, 2002 decreased to $2.4 million and $6.4 million, respectively, compared to $3.6 million and $13.4 million, respectively, for the same periods of 2001 as sales from our first generation security products decreased.  Included in the $2.4 million of sales for the quarter ended September 30, 2002 was $0.4 million of sales related to a retroactive billing related to a SecureCom maintenance contract, which was booked and fully recognized in the quarter due to extended customer negotiations resulting in a delay of the order.

Export Sales.  Export sales for the quarter and nine months ended September 30, 2002 decreased to $0.7 million and $2.0 million, respectively, compared to $1.8 million and $4.7 million, respectively, for the same period of 2001 as sales from our SecureNet Pro intrusion detection product family, PDS security appliance family and other security product lines declined.  Though we expect increased sales from export sales going forward, such export sales may vary as a percentage of net sales in the future.

Concentration of Sales.  There were no significant concentrations of sales (i.e. greater than 10%) to any one single customer during the first nine months of 2002 and 2001.  Sales to all U.S Government entities in total was $0.7 million or 27.7% of net sales for the quarter ended September 30, 2002 compared to $0.5 million or 14.6% of net sales for the quarter ended September 30, 2001.  Government sales for the nine months ended September 30, 2002 was $1.1 million or 17.9% of net sales compared to $3.2 million or 23.7% for same period in 2001.

Gross Profit.  Gross profit was $1.1 million or 44.8% of net sales for the quarter ended September 30, 2002, compared to $1.3 million or 34.8% of net sales for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, gross profit decreased to $2.2 million or 34.5% of net sales compared to $2.1 million or 15.9% of net sales for the same period in the prior year. Gross profit margins as a percentage of net sales were up for the quarter and nine months ended September 30, 2002 primarily because of the change in product mix from lower margin hardware products to higher margin intrusion detection products.  Included in the higher margin product mix in the third quarter 2002 was $0.4 million of gross profit related to a retroactive billing related to a SecureCom maintenance contract, which was booked and fully recognized in the quarter due to extended customer negotiations resulting in a delay of the order.

Gross profit as a percentage of net sales is impacted by several factors, including shifts in product mix, changes in channels of distribution, sales volume, fluctuations in manufacturing costs, pricing strategies, and fluctuations in sales of integrated third-party products.

Sales and Marketing.  Sales and marketing expenses decreased to $2.5 million for the quarter ended September 30, 2002, compared to $4.6 million for the quarter ended September 30, 2001. Sales and marketing expenses decreased to $9.6 million for the nine months ended September 30, 2002 compared to $19.1 million for the same period of 2001. Sales and marketing expenses decreased in the quarter and nine months ended September 30, 2002, compared to the same period of 2001, primarily due to the reorganization of our sales and marketing departments and other cost reduction initiatives.  We expect sales and marketing expenses to decline modestly in the fourth quarter of 2002, in comparison to the third quarter of 2002.  Sales and marketing expenses may vary as a percentage of net sales in the future.

Research and Development.  Research and development expenses decreased to $1.4 million for the quarter ended September 30, 2002, compared to $2.9 million for the quarter ended September 30, 2001. Research and development costs for the nine months ended September 30, 2002 decreased to $4.8 million compared to $10.5 million for the same period in 2001. Research and development costs are expensed in the period incurred.  Research and development expenses decreased in the quarter and nine months ended September 30, 2002, compared to the same periods in 2001 as we focused more of our development efforts on our core security products, SecureNet Pro and PDS security appliances, while reducing efforts on our other security products. Research and development expenses may vary as a percentage of net sales in the future.

General and Administrative.  General and administrative expenses decreased to $0.7 million for the quarter ended September 30, 2002, compared to $0.9 million for the quarter ended September 30, 2001. General and administrative expensed decreased to $2.0 million for the nine months ending September 30, 2002, compared to $3.7 million for the nine months ending September 30, 2001. General and administrative expenses decreased in the quarter and nine months ending September 30, 2002 compared to the same periods of 2001, primarily due to the restructuring done in 2001 and 2002 and other cost reduction initiatives.  It is expected that general and administrative expenses will continue to decrease slightly in the fourth quarter of 2002, in comparison to the third quarter of 2002.  General and administrative expense may vary as a percentage of net sales in the future.

Amortization.  Amortization expenses remained constant at $0.2 million for the quarter ended September 30, 2002, compared to $0.2 million for the quarter ended September 30, 2001.  Amortization expenses for the nine months ended September 30, 2002 decreased to $0.6 million compared to $0.9 million for the same period in 2001. Amortization expenses decreased in the nine month period ended September 30, 2002, compared with the same periods in 2001, as a result of the June 30, 2001 write off of certain impaired intangible assets and intellectual properties acquired from Science Applications International Corporate (“SAIC”) in 1998 and the discontinuance of the amortization of goodwill effective January 1, 2002. Absent subsequent acquisitions, all future amortization will continue to be associated only with identifiable intangibles acquired in connection with our acquisition of Mimestar, Inc. and will be approximately $0.2 million per quarter.

Restructuring Charges.    Restructuring charges of $0.2 million for 2002 consists of severance expense related to additional streamlining of our organization.  In June 2001, we recorded a charge of $4.0 million for restructuring costs and other special charges consisting primarily of a $3.1 million impairment charge related to intangible assets of our SecurityAnalyst and SecureEnterprise product lines and $0.8 million for severance as a result of reductions in force.

Interest.  Net interest income decreased to $0.1 million for the quarter ended September 30, 2002, compared to $0.3 million for the same period in 2001.  Net interest income decreased to $.3 million for the nine months ended September 30, 2002, compared to $1.4 million for the nine months ended September 30, 2001. The net interest income decreases were primarily due to the reduced overall cash balances resulting from operating losses.  Net interest income may vary in the future based on our cash flow and rate of return on investments.

Income Taxes.  Our effective tax rate for the quarter ended September 30, 2002 was 0%, compared to 1.1% for the quarter ended September 30, 2001.  Our effective tax rate for the nine months ended September 30, 2002 was 4.2%, compared to 4.9% for the nine months ended September 30, 2001.  During the second quarter of 2002, an ongoing Internal Revenue Service audit was settled in our favor; we therefore recorded a benefit of $608 thousand to reverse an income tax payable previously accrued.  We will recognize the benefit of our remaining net deferred tax assets, primarily operating loss carryforwards, when we generate taxable income and can be assured that such deferred tax assets can be realized.

Liquidity and Capital Resources

Our principal source of liquidity at September 30, 2002 is approximately $8.0 million of cash and cash equivalents and $5.2 million of short-term investments.  As of September 30, 2002 working capital was $14.4 million compared to $25.2 million as of December 31, 2001.

Cash used in continuing operations for the nine months ended September 30, 2002 was $7.6 million, primarily due to an operating loss from continuing operations of $14.1 million, offset by a decrease in income taxes receivable, accounts receivable and inventories.  Future fluctuations in inventory balances, accounts receivable and accounts payable will be dependent upon several factors, including, but not limited to, quarterly sales, our strategy in building inventory in advance of receiving orders from customers, and the accuracy of our forecasts of product demand and component requirements.

Cash used in investing activities of continuing operations in the nine months ended September 30, 2002 was $0.6 million, which consisted primarily of the net purchases of short-term investments.

Cash provided by financing activities of continuing operations in the nine months ended September 30, 2002 was $52 thousand, which was primarily the result of the issuance of common stock upon the exercise of employee stock options.

Net cash provided by discontinued operations in the nine months ended September 30, 2002 was $0.4 million, which consisted primarily of the net proceeds of the sale of the assets of Essential Communications.

At September 30, 2002, the Company did not have any material commitments for capital expenditures.

During the nine months ended September 30, 2002, the Company funded its operations through the use of cash and cash equivalents.

Although we believe we have sufficient cash resources to finance our operations and expected capital expenditures for the remainder of 2002 and the year 2003, the sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control.  Moreover, despite actions to reduce our costs and improve our profitability, we expect our operating losses and net operating cash outflows to continue for the remainder of 2002 and into 2003.  As a result, we may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability without obtaining additional financing.  We do not currently have any arrangements for financing, and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding.  If our business does not generate sufficient cash flow from operations and sufficient future financings are not available, we may not be able to operate or grow our business, pay our expenses when due or fund our other liquidity needs.

We intend to explore the possible acquisitions of businesses, products and technologies that are complementary to our existing business.  We are continuing to identify and prioritize additional security technologies which we may wish to develop, either internally or through the licensing or acquisition of products from third parties.  While we engage from time to time in discussions with respect to potential acquisitions, there can be no assurances that any such acquisitions will be made or that we will be able to successfully integrate any acquired business.  In order to finance such acquisitions and working capital it may be necessary for us to raise additional funds through public or private financings.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders.

Factors That May Affect Future Results of Operations

Numerous factors may affect our business and future results of operations.  These factors include, but are not limited to, current economic and market conditions, the effect of military actions on government and corporate spending on information security products, technological changes, competition and market acceptance, acquisitions, product transitions, timing of orders, manufacturing and suppliers, reliance on outsourcing vendors and other partners, intellectual property and licenses, third-party products, dependence on government customers, international operations, intellectual property issues, liquidity and cash resources and effects of restructuring plans and cost reductions.  The discussion below addresses some of these and other factors.  For a more thorough discussion of these and other factors that may affect our business and future results, see the discussion under the caption “Factors That May Affect Future Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

In March 2002 we sold the assets of our last remaining discontinued operation, Essential Communications division, for $1 million generating a gain of $0.4 million.  Included in the gain on the sale of Essential is a $0.3 million reserve to terminate the lease which is the equivalent of 2 years’ lease and maintenance of the facility.  Successful termination for less than 2 years will result in a greater gain on disposition of Essential.  Termination for more than $0.3 million will reduce the gain on disposition of Essential.  The contractual term of the lease runs through February 2009 and remaining contractual lease payments total $1.0 million at September 30, 2002.

Acquisitions.   Symantec, ISS, Cisco, Enterasys, NFR, Nokia, Celestix, IBM, Compaq and other competitors have acquired several security companies with complementary technologies, and we anticipate that such acquisitions will continue in the future.  These acquisitions may permit such competitors to accelerate the development and commercialization of broader product lines and more comprehensive solutions than we currently offer.  In the past, we have relied upon a combination of internal product development and partnerships with other security vendors to provide competitive solutions to customers.  Certain of the recent and future acquisitions by our competitors may have the effect of limiting our access to commercially significant technologies.  Further, the business combinations and acquisitions in the security industry are creating companies with larger market shares, customer bases, sales forces, product offerings and technology and marketing expertise.  There can be no assurance that we will be able to compete successfully in such an environment.

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

Product Transitions.   Once current security products have been in the market place for a period of time and begin to be replaced by higher performance products (whether of our design or a competitor’s design), we expect the net sales of such products to decrease.  In order to achieve revenue growth in the future, we will be required to design, develop and successfully commercialize higher performance products in a timely manner.  There can be no assurance that we will be able to introduce new products and gain market acceptance quickly enough to avoid adverse revenue transition patterns during current or future product transitions.  Nor can there be any assurance that we will be able to respond effectively to technological changes or new product announcements by competitors, which could render portions of our inventory obsolete.

Manufacturing and Suppliers.   Our operational strategy relies on outsourcing of product assembly and certain other operations.  There can be no assurance that we will effectively manage our third-party contractors or that these contractors will meet our future requirements for timely delivery of products of sufficient quality and quantity.  Further, we intend to introduce a number of new products and product enhancements in the remainder of 2002 and 2003 that will require that we rapidly achieve volume production of those new products by coordinating our efforts with those of our suppliers and contractors.  The inability of the third-party contractors to provide us with adequate supplies of high-quality products could cause a delay in our ability to fulfill orders and could have an adverse effect on our business, operating results and financial condition.

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

Sufficiency of Cash Flow.   As of September 30, 2002, we had cash, cash equivalents and investments in the amount of approximately $13.2 million, down from approximately $20.4 million as of December 31, 2001.  Although we believe we have sufficient cash resources to finance our operations and expected capital expenditures for the remainder of 2002 and the year 2003, the sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control.  Moreover, despite actions to reduce our costs and improve our profitability, we expect our operating losses and net operating cash outflows to continue during 2002 and into 2003.  As a result, we may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability without obtaining additional financing.  We do not currently have any arrangements for financing, and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding.  If our business does not generate sufficient cash flow from operations and sufficient future financings are not available, we may not be able to operate or grow our business, pay our expenses when due or fund our other liquidity needs.

Dependence on Check Point Technologies.   A large percentage of our sales are represented by our PDS family of security appliances which are integrated with Check Point Software Technologies’ market-leading virtual private network and firewall security software.  We expect the percentage of sales represented by these products to decrease in the future.  Although we are a certified appliance partner of Check Point and our PDS products have received certification from Check Point, we have no long-term agreement or exclusive relationship with Check Point.  As a result, the loss or significant change in our relationship with Check Point, the failure of future PDS products to receive Check Point certification, the business failure of Check Point or its acquisition by or of one of our competitors, and the loss of market share of Check Point or market acceptance of its products could each have a material adverse effect on our business, financial condition and results of operations.

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

Impact of Government Customers.   $0.7 million or 27.7% of revenue in the quarter ended September 30, 2002 was derived from sales to all U.S. government entities compared to $0.5 million or 14.6% of revenue in the quarter ended September 30, 2001.  Sales to the government present risks in addition to those involved in sales to commercial customers, including potential disruptions due to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience.

Effects of Recent Terrorist Attacks and Military Actions.   Terrorist attacks in the United States on September 11, 2001, as well as military actions or other events occurring in response or in connection to them, including future terrorist attacks against United States targets, actual conflicts involving the United States or it allies or military or trade disruptions could impact our operations, including by:

•                  reducing government or corporate spending on network security products;

•                  increasing the cost and difficulty in obtaining materials or shipping products; and

•                  affecting our ability to conduct business internationally.

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

Potential Nasdaq Delisting.   The Nasdaq National Market maintains certain minimum requirements to maintain the Nasdaq listing for our common stock.  These requirements include a minimum bid price for our common stock of $1.00.  The trading price of our common stock has not been in compliance with these requirements for more than 30 consecutive business days, and we received a notification of noncompliance from Nasdaq on August 12, 2002.  Because the minimum bid price of our stock was not at least $1.00 for any 10 consecutive business days during the 90 day period ending November 11, 2002, Nasdaq may seek to delist our common stock.  We have applied to transfer our common stock for listing on the Nasdaq SmallCap Market and expect to continue to have the opportunity to regain compliance for listing on the Nasdaq National Market.  Although we believe we meet all the criteria to have our common stock listed on the Nasdaq SmallCap Market, we cannot assure you that Nasdaq will approve the transfer or that, once transferred, we will be able to maintain compliance with the minimum bid price or other continued listing requirements.

If we are unable to regain compliance with the minimum bid price requirement or fail to comply with other Nasdaq continued listing requirements, our common stock likely would trade in a less efficient market, such as the OTC Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc.  Because these alternatives generally are considered to be less efficient markets, our stock price, the liquidity of our common stock and our general business reputation may be adversely impacted.

General.   Sales of our products fluctuate, from time to time, based on numerous factors, including customers’ capital spending levels and general economic conditions.  While certain industry analysts believe that there is a significant market for data security products, there can be no assurance as to the rate or extent of the growth of such market or the potential adoption of alternative technologies.  Currently, capital spending for information technology products, including security products is being adversely affected by uncertain economic conditions.  Future declines in data security product sales as a result of general economic conditions, adoption of alternative technologies or any other reason could have a material adverse effect on our business, operating results and financial condition.

Due to the factors noted above and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our future earnings and common stock price may be subject to significant volatility, particularly on a quarterly basis.  Past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.  Any shortfall in revenue and earnings from the levels anticipated by securities analysts could have an immediate and significant effect on the trading price of our common stock in any given period.  Also, we participate in a highly dynamic industry which often results in volatility of our common stock price.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange.   Revenue originating outside the U.S. in the quarters ended September 30, 2002 and 2001 was 30.8% and 50.8% of total revenues, respectively. International sales are made mostly from our foreign sales subsidiaries in the local countries and are typically denominated in U.S. dollars.  These subsidiaries incur most of their expenses in the local currency.

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

Interest income on our investments is carried in “Interest income, net”.  We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”).  All of the cash equivalents and short-term investments are treated as available-for-sale under SFAS 115.

Investments in fixed rate interest earning instruments carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates.  Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities, which have seen a decline in market value due to changes in interest rates.  Our investment securities are held for purposes other than trading.  The weighted-average interest rate on investment securities at September 30, 2002 was 6.94%.  The fair value of investments held at September 30, 2002 approximated amortized cost.

Item 4.                                     CONTROLS AND PROCEDURES

(a)                                  Evaluation of disclosure controls and procedures.  Within 90 days prior to the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of these disclosure controls and procedures pursuant to Exchange Act of Rule 13a-14.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)                                 Changes in internal controls.  There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

PART II - OTHER INFORMATION

Item 1.            LEGAL PROCEEDINGS

We are subject to legal proceedings and claims that arise in the ordinary course of business.  We do not believe that the outcome of those matters will have a material adverse affect on our consolidated financial position, operating results or cash flows.  However, there can be no assurance such legal proceedings will not have a material impact.

On March 22, 2002, Morgan Newton Company, L.P. (“Morgan Newton”) filed suit against us in Dallas County District Court, Case No. DV02-02339-C, alleging claims for breach of contract, promissory estoppel, and fraud.  The claims arise out of an alleged oral representation to Morgan Newton concerning a request for quotation for the purchase of a large amount of Morgan Newton’s products.  Morgan Newton has not specified the amount of damages it is seeking in the lawsuit, but it is possible that Morgan Newton may be seeking damages in excess of $2 million.  In addition to actual damages, Morgan Newton is also seeking attorney’s fees and punitive damages.  We believe Morgan Newton’s claims are without merit and intend to vigorously defend this lawsuit.  On April 22, 2002, we filed our response to Morgan Newton’s lawsuit, generally denying all claims and asserting certain affirmative defenses.  As of this time, discovery is substantially underway, and trial has been scheduled for early 2003.

Item 6.            EXHIBITS AND REPORTS ON FORM 8-K

During the quarter ended September 30, 2002, we filed the following reports on Form 8-K:

•                  Report on Form 8-K (Item 5) filed on August 20, 2002 announcing that we had received a notification of noncompliance from Nasdaq and attaching the related press release.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRUSION INC.

Date: November 14, 2002	/s/ Michael L. Paxton
Michael L. Paxton
Vice President, Chief Financial Officer, Treasurer & Secretary (Principal Financial & Accounting Officer)

CERTIFICATION

I, G. Ward Paxton, certify that:

1.               I have reviewed this Quarterly Report on Form 10-Q of Intrusion Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ G. Ward Paxton
G. Ward Paxton
Chairman and Chief Executive Officer

CERTIFICATION

I, Michael L. Paxton, certify that:

1.               I have reviewed this Quarterly Report on Form 10-Q of Intrusion Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ Michael L. Paxton
Michael L. Paxton
Vice President, Chief Financial Officer Treasurer and Secretary