Form 10-K
period 2002-12-31
INTRUSION INC
filed 2003-03-11
CIK 736012

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from to

COMMISSION FILE NUMBER 0-20191

Intrusion Inc.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	75-1911917 (I.R.S. Employer Identification No.)
1101 EAST ARAPAHO ROAD RICHARDSON, TEXAS (Address of principal executive offices)	75081 (Zip Code)
Registrant's telephone number, including area code: (972) 234-6400
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value (Title of class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12-b2): Yes ☐    No ☒

        State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrants' most recently completed second fiscal quarter: $13,661,251. As of February 27, 2003, 20,648,425 shares of the Registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive Proxy Statement filed in connection with the Registrant's 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

INTRUSION INC.

INDEX

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

General

        We develop, market and support a family of network intrusion detection systems and security appliances that address vital issues facing organizations deploying business applications over the Internet or internally via Intranets. We currently provide network security solutions including intrusion detection systems and virtual private network and firewall appliances.

        We market and distribute our products through a direct sales force to end-users, distributors and by numerous domestic and international system integrators, managed service providers and value-added resellers. Our end-user customers include high technology, manufacturing, telecommunications, retail, transportation, health care, insurance, entertainment, utilities and energy companies, government agencies, financial institutions, and academic institutions.

        Our company was organized in Texas in September 1983 and reincorporated in Delaware in October 1995. For more than 15 years, we provided local area networking equipment and were known as Optical Data Systems or ODS Networks. On April 17, 2000, we announced plans to sell, or otherwise dispose of, our networking divisions, which included our Essential Communications division ("Essential") and our local area networking assets. In accordance with these plans, we have accounted for these businesses as discontinued operations. On June 1, 2000, we changed our name from ODS Networks, Inc. to Intrusion.com, Inc., and our NASDAQ ticker symbol from ODSI to INTZ to reflect our focus on intrusion detection solutions. On November 1, 2001, we changed our name from Intrusion.com, Inc. to Intrusion Inc.

        Our principal executive offices are located at 1101 East Arapaho Road, Richardson, Texas 75081, and our telephone number is (972) 234-6400. References to "we", "us", "our" or "Intrusion Inc." refer to Intrusion Inc. and its subsidiaries.

Recent Developments

        The economic and industry environment continued to be extremely challenging during 2002. As a result, our revenues continued to decline. We took measures to reduce operating costs throughout the year and even into the first quarter of 2003. Restructuring charges for the year totaled $0.2 million and were paid prior to December 31, 2002. Further restructuring charges of $0.1 million were taken in January 2003 as a result of further reductions in force made in January 2003 in an effort to reduce operating costs to a level consistent with revenue.

        We sold Essential Communications ("Essential") during the first quarter of 2002 and recognized a gain on sale of $0.4 million. During the fourth quarter of 2002, we successfully negotiated an early termination of the lease related to our discontinued operations, Essential. In addition, we wrote off all accounts receivable amounts related to Essential. The net impact of these transactions resulted in a $0.1 million gain on discontinued operations related to Essential for the fourth quarter and $0.5 million gain for the year.

        In conjunction with our annual review of all intangible assets, we determined that the goodwill and other intangible assets relating to the original acquisition of Mimestar were impaired. The impairment was determined to be the full value of the assets, as such, the remaining balances of the intangible assets were written off during December 2002. The amortization for the year on these assets totaled $0.8 million. The impairment charge during December 2002 to write off all intangible assets related to Mimestar was $3.0 million.

        During the fourth quarter of 2002 we performed a slow-moving and obsolete review of our inventory. During our review, we determined that inventory related to the SecureCom line of business should be completely reserved as it is an older generation product that is not being actively marketed. As a result, we recorded a $1.0 million charge to write down the value of the SecureCom inventory during December of 2002 to record the inventory at the lower of cost or market.

Industry Background

        In the last decade, network security has changed from being a technology deployed only by the government and the most sophisticated or most paranoid of companies, to a technology that is a core component of even the smallest networks. This change has come about with the permeation of the Internet as a business enabler. Today, email, WWW access, web sites, web-based applications and e-commerce are the core components of communications and operations for business and government.

        Although the Internet has many business advantages, its openness and accessibility makes it a potential threat to the networks and systems that are attached to it. Computer hackers, curious or disgruntled employees, contractors and competitors may compromise or destroy information assets or disrupt the normal operations and brand equity of the enterprise.

        Enterprises are therefore adopting a variety of security solutions to meet the challenge posed by malicious intruders, curious hackers and disgruntled employees. To be effective, an organization requires an enterprise-wide information risk management process that can be managed centrally and implemented on a distributed basis. Organizations seek systems with the optimum combination of best-of-breed capabilities and total cost of ownership. To secure the enterprise network requires two key elements:

  •
  Control: the ability to affect network traffic including access to the network or parts thereof. Control is paramount to enforcing a security policy. Control is provided by the firewall. Virtual Private Network ("VPN")/Firewall's control the flow of data between an internal network and outside networks or the Internet and protect information during transmission.

  •
  Visibility: the ability to see and understand the nature of the network and the traffic on the network. Visibility is paramount to decision making as well as crafting and constant improvement of a security policy. Visibility is provided by the Network Intrusion Detection Systems ("NIDS"). NIDS monitor the traffic on network segments to identify and respond to security breaches.

        Intrusion Inc. focuses on these two areas of network security, network intrusion detection systems and VPN/firewall security appliances.

Network Intrusion Detection Systems

        NIDS analyze network traffic for attacks. They examine individual packets within the data stream to identify threats from authorized users, back-door attacks and hackers who have thwarted the firewall to exploit network connections, cause system outages and access information assets. NIDS add a level of visibility into the nature and character of the network. They provide information about the use and usage of the network that can be used to:

  •
  Identify threats in real time so that human intervention can protect the network or so that automated responses can terminate offending communications,

  •
  Increase the value and efficacy of the control systems like firewalls and routers with evidence of the efficacy of the control policy, and

  •
  Provide decision support for the altering of the enterprise security policy and network management.

Security Appliances

        VPN/Firewall technology has become mainstream. Every size of business, from Small-Office, Home-Office (SOHO) to the distributed enterprise with a large Remote-Office, Branch-Office (ROBO) contingent, is using a firewall and connects mobile users and home user with VPNs. With these broadly deployed systems and mature technology, the primary value drivers have changed from best-of-breed technology to simplified management and reduced total cost of ownership.

        Security appliances simplify the deployment of security systems with preinstalled and preconfigured operating systems and application software and appliance management systems that simplify management and reduce or eliminate the learning curve for the system. Available in desktop or rack-mountable versions, these integrated appliances extend the reach of security administrators to remote and branch offices.

  •
  Desktop appliances are small, task-specific devices built to be deployed within the workplace, and managed remotely by the enterprise or a managed service provider (MSP).

  •
  Rack-mount appliances offer expandability and accessibility for datacenter and server room deployments where they can be managed locally or centrally through the network.

Intrusion Inc. Solution and Products

        Intrusion Inc. addresses the challenges of network security by developing, marketing and supporting a family of network intrusion detection systems and security appliances for deployment by enterprises, to include remote and branch offices, and for managed security service providers. We seek to protect information assets from attack and misuse and to safeguard data integrity. We believe implementing adequate perimeter defenses and monitoring network traffic to "trust-but-verify" are critical elements for the protection of information assets and integrity.

Intrusion SecureNet Network IDS Products

        Intrusion SecureNet network IDS provides industry leading protocol decode detection technology in a user customizable hybrid system. While Intrusion SecureNet Sensors are in the top-tier of the market for detection and throughput technology, the real benefits of the System are in the Total Cost of Ownership category.

        With the SecureNet system, Intrusion has simplified deployment, management and monitoring to reduce the total cost of ownership for an easy to set up and manage enterprise IDS. The Intrusion SecureNet system provides more customization and event flow options for the high-end deployments.

The Intrusion SecureNet system is a "plug-and-protect" network IDS and can tap into networks without interfering with the network operations.

        The SecureNet system provides intuitive and powerful data mining and configuration. Intrusion SecureNet Provider is the three-tier enterprise management and monitoring system. SecureNet Provider is for enterprise deployments with no license limitations placed on architecture. SecureNet Provider follows the workflow of the security analyst with a highly productive environment for intrusion research, resolution and decision support. Intrusion SecureNet WBI, the web browser interface for the sensor, provides for effortless Sensor configuration with SecureNet Provider. SecureNet WBI also delivers complete, stand-alone IDS for the small and medium business. Each Intrusion Sensor comes with SecureNet WBI for local management and monitoring. No other software or equipment is required—use any web browser to access a full power, full-features network IDS.

        The Intrusion SecureNet System has two primary components, Management and Sensors.

        Sensors are the components that are connected to the network and monitor the traffic for matches to signatures. Signatures are patterns, anomalies and traffic flows that match known attacks or indicate suspicious activities. When the Sensor matches traffic to a signature it will send an event to the Manager.

        The Intrusion SecureNet Sensor is available as an appliance with performance and pricing appropriate for networks ranging from 3Mb/s to Gigabit with a Common Criteria EAL2 certified Gigabit appliance. 95% of Intrusion SecureNet sales are appliance-based Sensors. Intrusion SecureNet Pro software Sensors are also available. Sensors include the following.

  •
  Intrusion SecureNet CC 7345 rack mount, highly redundant, gigabit Sensor with Common Criteria EAL2 certification—specifically for Government and Dept. of Defense deployments.

  •
  Intrusion SecureNet 7145 rack mount gigabit Sensor available with either a copper- or a fiber-monitoring interface.

  •
  Intrusion SecureNet 5545 rack mount 100Mb/s Sensor for server rooms and datacenters.

  •
  Intrusion SecureNet 5445 rack mount and 2445 desktop 50Mb/s sensors for network deployments and remote and branch offices.

  •
  Intrusion SecureNet 2045 and 2245 for remote and branch offices with throughput below 10Mb/s or below 3Mb/s. At about the price of a laptop, it is now feasible to put IDS in remote and branch offices.

  •
  Intrusion SecureNet SME is a channel-centric product for the standalone small office with a cable modem, ADSL, or T1 connection to the Internet.

  •
  Intrusion SecureNet SP is specifically for the managed service provider approaching the small-to-medium-sized business market.

        Management varies by the number of Sensors it can support and the features for analyzing data. Management breaks into the following categories.

  •
  Three-tier management includes a Sensor, Manager and Client software that is fully featured and capable of complex queries and highly productive analysis. Three-tier systems are for large enterprises or those who have either the volume or complexity of traffic to warrant the features and benefits of the architecture.

  •
  Two-tier management allows the user to scale from one to three Sensors. The two-tiers are the Sensor and a Manager that is a dedicated PC. Two-tier systems are for small/medium businesses deploying two or three Sensors.

  •
  One-tier management requires no additional infrastructure beyond the Sensor itself. One-tier systems are web browser interfaces where the user configures and monitors a single Sensor through a browser that is hosted on the Sensor. One-tier management is for small businesses who will only have a single Sensor or want to start their IDS project with a single Sensor.

        The Intrusion SecureNet Provider suite is a three-tier management system that is tuned for the needs of the distributed enterprise and managed service provider. SecureNet Provider follows the workflow of the intrusion detection security analyst and provides the most productive environment for intrusion issue resolution. The SecureNet Provider suite includes applications for event monitoring, policy creation and tuning and centralized software deployment—making up the complete suite of tools required to manage and monitor IDS architecture from five sensors to 100, and more.

        The Intrusion SecureNet WBI is a one-tier management system that is perfectly suited for initial IDS deployments and the small business wanting to deploy network IDS. The WBI provides a complete user experience from event monitoring, to signature tuning, to Sensor configuration.

        In addition to the standalone benefits of SecureNet WBI, it is also used with SecureNet Provider for its easy Sensor configuration capabilities.

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

        The PDS Series of security appliances are Linux-based platforms with open Intel architecture that enable the deployment of market leading Check Point Software Technologies VPN-1®/FireWall-1® and Small Office software. PDS appliances deliver security software solutions for managed service providers, large enterprises, small businesses and remote offices.

        While many security platforms can be difficult or costly to manage, a PDS appliance delivers Web-based setup and administration with centralized policy management. The PDS family of security appliance products includes the following.

  •
  The PDS 2000 series is designed for standalone small offices as well as remote and branch offices. The appliances reduce the threat of unauthorized local access with no keyboard, video or mouse attachment. The PDS 2000 series of products offer the PDS Pilot appliance management software and Check Point VPN-1/FireWall-1 Small Office together in an integrated appliance package. The PDS 2000 series can also deliver Check Point's VPN-1/FireWall-1 enterprise software.

  •
  The PDS 5000 series is designed for server room, data center or managed service provider deployments where expansion may be required. PDS 5000 series may be configured as standalone gateways or for remote management. Also with PDS Pilot appliance management software, these appliances deliver high-end VPN/firewall security with hardened Red Hat Linux in a rack-mountable case.

  •
  The PDS 7000 series is designed for Gigabit deployments in server rooms, data centers and managed service providers where a very expandable, high performance system is required. PDS

    7000 series may be configured as standalone gateways or for remote management. PDS 7000 come with PDS Pilot or Check Point Secure Platform for the broadest range of deployment and solution options.

Third-Party Products

        We believe that it is beneficial to work with third parties with complementary technologies to provide integrated solutions to our customers. As there is fast movement and many mergers and acquisitions in the security space, there can be no assurance that we will have access to all of the third-party products that may be desirable or for the term desirable to offer fully integrated solutions to our customers.

Customer Services

        In addition to offering our network security products, we also offer a wide range of services, including design and configuration, project planning, training, installation and maintenance.

Product Development

        The network security industry is characterized by rapidly changing technology, standards, economy and customer demands. We believe that our future success depends in large part upon the timely enhancement of existing products as well as the development of technologically advanced new products that meet industry standards, perform successfully and simplify the user's tasks so that they can do more with less resources, all to achieve market acceptance. We are currently marketing next-generation network IDS products and are developing products to meet emerging market requirements and are continuously engaged in testing to ensure that our products interoperate with other manufacturers' products, which comply with industry standards.

        During 2002, 2001 and 2000, our research and development expenditures were $6.1 million $12.5 million, and $13.1 million, respectively. All of our expenditures for hardware and software research and development costs have been expensed as incurred. At December 31, 2002, we had 24 employees engaged in research and product development.

Manufacturing and Supplies

        Our operational strategy relies on the outsourcing of manufacturing components, assembly and certain other operations to reduce fixed costs and to provide flexibility in meeting market demand.

        Our internal manufacturing operations consist primarily of replication of software on CDs, packaging, testing and quality control of finished units. Materials used in our manufacturing processes include semiconductors such as microprocessors, memory chips and application specific integrated circuits ("ASICs"), printed circuit boards, power supplies and enclosures.

        Our external manufacturing operations consists primarily of hardware assembly and configuration and the loading of the appropriate software.

Intellectual Property and Licenses

        Our success and our ability to compete is dependent, in part, upon our proprietary technology. While we have applied for certain patents, we currently rely on a combination of contractual rights, trade secrets and copyright laws to establish and protect our proprietary rights in our products. We have also entered into non-disclosure agreements with our suppliers, resellers and certain customers to limit access to and disclosure of proprietary information. There can be no assurance that the steps taken by us to protect our intellectual property will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

        We have entered into software and product license agreements. These license agreements provide us with additional software and hardware components that add value to our security products. These license agreements do not provide proprietary rights that are unique or exclusive to us and are generally available to other parties on the same or similar terms and conditions, subject to payment of applicable license fees and royalties.

Sales, Marketing and Customers

        Field Sales Force.    Our direct sales organization focuses on major account sales, channel partners including distributors, Value Added Resellers ("VARs") and integrators; promotes our products to current and potential customers; and monitors evolving customer requirements. The field sales and technical support force provides training and technical support to our resellers and end users and assists our customers to design secure data networking solutions.

        We currently conduct sales and marketing efforts from our principal office in Richardson (Dallas), Texas; Washington, D.C.; and through foreign sales offices located in the following countries: England, France and Germany. In addition, we have sales personnel, sales engineers and sales representatives located in Los Angeles, Chicago, Canada, Spain, Eastern Europe, Israel, Malaysia, Taiwan, Japan, South Korea and Australia.

        Distributors.    We have signed distribution agreements with distributors in the United States, Europe and Asia. In general, these relationships are non-exclusive. Distributors typically maintain an inventory of our products. Under these agreements, we provide certain protection to the distributors for their inventory of our products for price reductions as well as products that are slow moving or have been discontinued. Recognition of sales to distributors and related gross profits are deferred until the distributors resell the merchandise. However, since we have legally sold the inventory to the distributor and we no longer have care, custody or control over the inventory, we recognize the trade accounts receivable and reduce inventory related to the sale at the time of shipment to the distributor.

        Resellers.    Domestic and international system integrators and VARs (collectively, "resellers") sell our products as stand-alone solutions to end users and integrate our products with products sold by other vendors into network security systems that are sold to end users. Our field sales force and technical support organization provide support to these resellers. Our agreements with resellers are non-exclusive, and our resellers generally sell other products that may compete with our products. Resellers may place higher priority on products of other suppliers who are larger than and have more name recognition than us, and there can be no assurance that resellers will continue to sell and support our products.

        Foreign Sales.    We believe that rapidly evolving international markets are important sources of future net sales. Our export sales are currently being made through a direct sales force supplemented by international resellers in Europe, Asia, Latin America and Canada. Export sales accounted for approximately 33.4%, 36.4% and 19.2% of net sales in 2002, 2001 and 2000, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report for a geographic breakdown of our product revenue in 2002, 2001 and 2000. Sales to foreign customers and resellers generally have been made in United States dollars.

        Marketing.    We have implemented several methods to market our products, including public relations and placed articles, regular participation in and presenting during trade shows and seminars, advertisement in trade journals, telemarketing, distribution of sales literature and product specifications and ongoing communication with our resellers and installed base of end-user customers.

        Customers.    Our end-user customers include manufacturing, high technology, telecommunications, retail, transportation, health care, insurance, entertainment, utilities and energy companies, government agencies, financial institutions and academic institutions. Sales to certain customers and groups of customers can be impacted by seasonal capital expenditure approval cycles, and sales to customers within certain geographic regions can be subject to seasonal fluctuations in demand.

        Although we sell our products to many customers, direct sales to two resellers and end-user customers, iGov.com and TRW Systems & Information Technology ("TRW") have each accounted for 10% or more of our net sales in at least one of the past three fiscal years as indicated in the following schedule.

	Percentage of Net Sales
Customer
	2002	2001	2000
iGov.com	3.1%	5.4%	14.2%
TRW	0.0	7.9	24.1

        In 2002, 19.9% of our revenue was derived from the sales to the U.S. government through system integrators and resellers. The loss of sales to the various U.S. government agencies could have a material adverse effect on our business and operating results if not replaced. No other customer accounted for 10% or more of our net sales in 2002, 2001 or 2000, respectively.

        Backlog.    We believe that only a small portion of our order backlog is non-cancelable and that the dollar amount associated with the non-cancelable portion is immaterial. We purchase inventory based upon our forecast of customer demand and maintain inventories of sub-assemblies and finished products in advance of receiving firm orders from customers. Orders are generally fulfilled within two days to eight weeks following receipt of an order. Due to the generally short cycle between order and shipment and occasional customer-initiated changes in delivery schedules or cancellation of orders that are made without significant penalty, we do not believe that our backlog as of any particular date is indicative of future net sales.

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

Competition

        The market for network security solutions is intensely competitive and subject to frequent product introductions with new technologies, improved price and performance characteristics. Industry suppliers compete in areas such as conformity to existing and emerging industry standards, interoperability with networking and other security products, management and security capabilities, performance, price, ease of use, scalability, reliability, flexibility, product features and technical support. We believe that our approach focusing on the network perimeters with market leading VPN/firewall control technology and network intrusion detection visibility technology that reduce the total cost of ownership compared to the competition provides us with an advantage with large organizations with complex security requirements.

        There are numerous companies competing in various segments of the data security markets. Our principle competitors in the network intrusion detection market include Internet Security Systems, Inc., Cisco Systems, Inc., Enterasys Networks, Inc. and NFR Security, Inc. Our principle competitors in the Check Point Software Technologies Ltd. VPN/firewall appliance market include Nokia Corporation, Celestix Networks, Inc., International Business Machines Corp. and Hewlett Packard Company. Several of our competitors have substantially greater financial, technical, sales and marketing resources, better name recognition and a larger customer base than we do. In addition, many of our competitors may provide a more comprehensive networking and security solution than we currently offer. Even if we do introduce advanced products, which meet evolving customer requirements in a timely manner, there can be no assurance that our new products will gain market acceptance.

        Certain companies in the network security industry have expanded their product lines or technologies in recent years as a result of acquisitions. Further, more companies have developed products which conform to existing and emerging industry standards and have sought to compete on the basis of price. We anticipate increased competition from large networking equipment vendors, which are expanding their capabilities in the network security market. In addition, we anticipate increased competition from private "start-up" companies that have developed or are developing advanced security products. Increased competition in the security industry could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that we will be able to compete successfully in the future with current or new competitors.

Employees

        As of December 31, 2002, we employed a total of 78 persons, including 40 in sales, marketing and technical support, 5 in manufacturing and operations, 24 in research and product development and 9 in administration and finance.

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

        Acquisitions.    Some of our competitors have acquired several security companies with complementary technologies, and we anticipate that such acquisitions will continue in the future. These acquisitions may permit such competitors to accelerate the development and commercialization of broader product lines and more comprehensive solutions than we currently offer. In the past, we have relied upon a combination of internal product development and partnerships with other security vendors to provide competitive solutions to customers. Certain of the recent and future acquisitions by our competitors may have the effect of limiting our access to commercially significant technologies. Further, the business combinations and acquisitions in the security industry are creating companies with larger market shares, customer bases, sales forces, product offerings and technology and marketing expertise. There can be no assurance that we will be able to compete successfully in such an environment.

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

        Manufacturing and Suppliers.    Our operational strategy relies on outsourcing of product assembly and certain other operations. There can be no assurance that we will effectively manage our third-party contractors or that these contractors will meet our future requirements for timely delivery of products of sufficient quality and quantity. Further, we intend to introduce a number of new products and product enhancements in 2003 that will require that we rapidly achieve volume production of those new products by coordinating our efforts with those of our suppliers and contractors. The inability of the third-party contractors to provide us with adequate supplies of high-quality products could cause a delay in our ability to fulfill orders and could have an adverse effect on our business, operating results and financial condition.

        All of the materials used in our products are purchased under contracts or purchase orders with third parties. While we believe that many of the materials used in the production of our products are generally readily available from a variety of sources, certain components such as microprocessors and motherboards are available from one or a limited number of suppliers. The lead times for delivery of components vary significantly and can exceed twelve weeks for certain components. If we should fail to forecast our requirements accurately for components, we may experience excess inventory or shortages of certain components that could have an adverse effect on our business and operating results. Further, any interruption in the supply of any of these components, or the inability to procure these components from alternative sources at acceptable prices within a reasonable time, could have an adverse effect on our business and operating results.

        Intellectual Property and Licenses.    There are many patents held by companies, which relate to the design and manufacture of network security systems. The holders of those patents could assert potential claims of infringement. We could incur substantial costs in defending our company and our customers against any such claim regardless of the merits of such claims. In the event of a successful claim of infringement, we may be required to obtain one or more licenses from third parties. There can be no assurance that we could obtain the necessary licenses on reasonable terms.

        Sufficiency of Cash Flow.    As of December 31, 2002, we had cash, cash equivalents and investments in the amount of approximately $10.7 million, down from approximately $20.4 million as of December 31, 2001. Although we believe we have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months, the sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control. Moreover, despite actions to reduce our costs and improve our profitability, we expect our operating losses and net operating cash outflows to continue during 2003. As a result, we may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability without obtaining additional financing. We do not currently have any arrangements for financing as we believe that our cash flows are sufficient for the next twelve months, and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. If our business does not generate sufficient cash flow from operations and sufficient future financings are not available, we may not be able to operate or grow our business, pay our expenses when due or fund our other liquidity needs.

        Dependence on Check Point Technologies.    Our PDS family of security appliances, which are integrated with Check Point Software Technologies' market-leading VPN-1®/FireWall-1® software, represents 29.1% of our 2002 sales. Although we are a certified appliance partner of Check Point and our PDS products have received certification from Check Point, we have no long-term agreement or exclusive relationship with Check Point. As a result, the loss or significant change in our relationship with Check Point, the failure of future PDS products to receive Check Point certification, the business failure of Check Point or its acquisition by or of one of our competitors, and the loss of market share of Check Point or market acceptance of its products could each have a material adverse effect on our business, financial condition and results of operations.

        Third-Party Products.    We believe that it is beneficial to work with third parties with complementary technologies to broaden the appeal of our security products. These alliances allow us to provide integrated solutions to our customers by combining our developed technology with third-party products. As there is fast movement and many mergers and acquisitions in the security space, there can be no assurance that we will have access to all of the third-party products that may be desirable or for the term desirable to offer fully integrated solutions to our customers.

        Dependence on Key Customers.    In the past, a relatively small number of customers have accounted for a significant portion of our revenue. We expect to continue to derive a substantial portion of our net revenue from sales to U.S. government agencies, large system integrators and managed service providers. We continuously face competition from Internet Security Systems, Cisco, Enterasys, NFR, Nokia, Celestix, IBM, Hewlett Packard and others for U.S. government security projects and corporate security installations. Any reduction or delay in sales of our products to these customers could have a material adverse effect on our operating results.

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

        Impact of Government Customers.    In 2002, 19.9% of our revenue was derived from sales to the U.S. government, either directly by us or through system integrators and other resellers. Sales to the government present risks in addition to those involved in sales to commercial customers, including potential disruption due to appropriation and spending patterns and the government's reservation of the right to cancel contracts and purchase order for its convenience.

        Discontinued Operations.    In the second quarter of 2000, we discontinued our networking operations and accordingly have shown the networking operations as discontinued in the accompanying financial statements.

        During the first quarter of 2001, we closed the sale of our legacy local area networking division generating a gain of $2.1 million, which was used to reduce the estimated net realizable value of the net assets of the remaining discontinued operations of Essential. During the second quarter of 2001, in response to unfavorable market conditions and efforts to sell Essential, we recorded additional charges to write down the net assets of Essential to reflect an estimated net realizable value of $0.8 million. The $5.0 million second quarter charge included $0.8 million for operating losses expected to be incurred between July and the end of the first quarter of 2002 by which time we expected to have exited, disposed of or otherwise transitioned a majority of our ownership in Essential.

        In March 2002 we sold Essential for $1 million generating a gain on sale of $0.5 million. Terms of the sale included transferring $0.7 million in net property, plant and equipment, $0.1 million in current liabilities and product maintenance obligations for which $0.4 million was recorded in deferred revenue.

        A condition of the sale was to give Essential personnel 60 days to exit Essential's leased facility, the obligation for which we retained as part of the sale. Included in the gain on the sale of Essential was management's estimate of $0.3 million to terminate this lease agreement, which was equivalent to 2 years' lease and maintenance of the facility. The contractual term of the lease ran through February 2009. Successful termination of the lease during the fourth quarter of 2002 for less than $0.3 million resulted in additional gain on sale of $0.1 million.

        Effects of Military Actions.    United States military actions or other events occurring in response or in connection to them, including future terrorist attacks against United States targets, actual conflicts involving the United States or it allies or military or trade disruptions could impact our operations, including by:

  •
  Reducing government or corporate spending on network security products;
  •
  Increasing the cost and difficulty in obtaining materials or shipping products; and
  •
  Affecting our ability to conduct business internationally.

        Should such events occur, our business, operating results and financial condition could be materially and adversely affected.

        Restructuring and Cost Reductions.    We implemented a restructuring plan in 2002, which resulted in $0.2 million charge. The objective of our restructuring plan was to reduce our cost structure to a sustainable level that is consistent with the current macroeconomic environment. We also implemented other strategic initiatives designed to strengthen our operations. These plans involved, among other things, reductions in our workforce and facilities, aligning our organization around our business objectives, realignment of our research and development team, our sales force and changes in our sales management. Further workforce reductions were made in the first quarter of 2003, which resulted in additional restructuring charges. Any further workforce reductions could result in temporary reduced productivity of our remaining employees. Additionally, our customers and prospects may delay or forgo purchasing our products due to a perceived uncertainty caused by the restructuring and other changes. Failure to achieve the desired results of our initiatives could seriously harm our business, results of operations and financial condition.

        Potential Nasdaq Delisting.    The Nasdaq Stock Market maintains certain minimum requirements to maintain the listing for our common stock. These requirements include a minimum bid price for our common stock of $1.00. The trading price of our common stock has not been at least $1.00 since June 27, 2002, and we received a notice of noncompliance from Nasdaq on August 12, 2002. In order to take advantage of additional grace periods for compliance, we transferred the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market, effective December 4, 2002. Although we expect to continue to have the opportunity to regain compliance for listing on the Nasdaq National Market, if the minimum bid price of our common stock is not at least $1.00 for at least 10 consecutive trading days on or prior to August 7, 2003, Nasdaq may seek to delist our common stock from the Nasdaq SmallCap Market. We cannot assure you that we will be able to meet the minimum bid price requirement prior to the deadline in order to maintain our listing on the Nasdaq SmallCap Market or that we will be able to maintain compliance with Nasdaq's other continued listing requirements.

        If we are unable to regain compliance with the minimum bid price requirement or fail to comply with other Nasdaq continued listing requirements, our common stock likely would trade in a less efficient market, such as the OTC Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc. Because these alternatives generally are considered to be less efficient markets, our stock price, the liquidity of our common stock and our general business reputation may be adversely impacted.

        General.    Sales of our products fluctuate, from time to time, based on numerous factors, including customers' capital spending levels and general economic conditions. While certain industry analysts believe that there is a significant market for network security products, there can be no assurance as to the rate or extent of the growth of such market or the potential adoption of alternative technologies. Future declines in network security product sales as a result of general economic conditions; adoption of alternative technologies or any other reason could have a material adverse effect on our business, operating results and financial condition.

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

Item 2. Properties.

        Our headquarters are located in a two-story building in Richardson, Texas, with an aggregate of approximately 95,000 square feet of floor space. This facility includes our corporate administration, operations, marketing, research and development, sales and technical support personnel. We occupy this facility under a lease, the base term of which expires in February 2005, with two seven-year options to extend the lease term, subject to compliance with certain conditions.

        Personnel of Essential were located in a 15,120 square foot leased property in Albuquerque, New Mexico. The lease was scheduled to expire in February 2009. In March 2002, we sold the assets of Essential (see Discontinued Operations). A condition of the sale was to give Essential personnel 60 days to exit the facility. Included in the total $0.4 million gain on the sale of Essential in March 2002 was a $0.3 million reserve to terminate the lease, which is the equivalent of 2 years' lease and maintenance of the facility. Successful termination of the Essential lease for less than $0.3 million resulted in a $0.1 million gain on disposition during the fourth quarter of 2002, for a total gain on Discontinued Operations for 2002 of $0.5 million.

        Much of our security software research and development staff is located in a 6,464 square foot leased property in San Diego, California. This lease was renewed in August 2002 and will expire in August of 2004. Research and development personnel occupy this facility.

        In addition, we lease small amounts of office space for sales and technical support personnel domestically and internationally in Washington D.C., England, France and Germany. We believe that the existing facilities at December 31, 2002 will be adequate to meet our requirements through 2003. See Note 5 of Notes to Consolidated Financial Statements for additional information regarding our obligations under leases.

Item 3. Legal Proceedings.

        We are subject to legal proceedings and claims that arise in the ordinary course of business. We do not believe that the outcome of those matters will have a material adverse affect on our consolidated financial position, operating results or cash flows. However, there can be no assurance such legal proceedings will not have a material impact.

        On March 22, 2002, Morgan Newton Company, L.P. ("Morgan Newton") filed suit against us in Dallas County District Court, Case No. DV02-02339-C, alleging claims for breach of contract, promissory estoppel, and fraud. The claims arise out of an alleged oral representation to Morgan Newton concerning a request for quotation for the purchase of a large amount of Morgan Newton's products. Morgan Newton has not specified the amount of damages it is seeking in the lawsuit, but it is possible that Morgan Newton may be seeking damages in excess of $2.0 million. In addition to actual damages, Morgan Newton is also seeking attorney's fees and punitive damages. We believe Morgan Newton's claims are without merit and intend to vigorously defend this lawsuit, generally denying all claims and asserting certain affirmative defenses. As of this time, discovery is substantially underway, and trial has been scheduled for October 2003.

Item 4. Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of our security holders during the fourth quarter of 2002.

PART II

Item 5. Market for Intrusion's Common Equity and Related Stockholder Matters.

        Prior to December 4, 2002, our common stock traded on The Nasdaq National Market. Since December 4, 2002, our common stock trades on the Nasdaq SmallCap Market under the symbol "INTZ". As of February 27, 2003 there were approximately 212 registered holders of record of the common stock. The following table sets forth, for the periods indicated, the high and low per share intra-day sales prices for the common stock, as reported by The Nasdaq Stock Market.

	2002		2001
	High	Low	High	Low
First Quarter	$2.15	$1.20	$8.50	$3.25
Second Quarter	1.85	0.76	4.90	2.75
Third Quarter	1.12	0.01	4.14	0.90
Fourth Quarter	0.69	0.24	2.15	0.62

        We have not declared or paid cash dividends on our capital stock in our two most recent fiscal years. We currently retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by our Board of Directors.

        All stock option plans under which our Common Stock is reserved for issuance have previously been approved by our shareholders. The following table provides summary information as of December 31, 2002 for all of our stock option plans (in thousands, except per share data). See Note 10 to our consolidated financial statements for additional discussion.

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options, Excludes Warrants Rights	No. of Shares of Common Stock Remaining Available for Future Issuance
Equity compensation plans approved by security holders	1,685	(1)	4.89	1,680	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	1,685		4.89	1,680

(1)
Included in the outstanding options are 1,479,567 from the 1995 Plan, 37,400 from the 1987 Plan, 150,000 from the 1995 Non-Employee Director Plan and 18,000 from previous director grants prior to 1995 Non-Employee Director Plan.
(2)
Does not include Employee Stock Purchase Plan. At December 31, 2002, 323,626 shares were available for future issuance under this plan.

Item 6. Selected Financial Data.

        The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Form 10-K and the consolidated financial statements and notes thereto included in Item 15 of this Form 10-K. Continuing operations consisted of our information security business, which began operations in 1998. Discontinued operations are composed of our local area networking divisions, which were discontinued in April 2000 and Essential, which was discontinued in March 2001.

Statement of Operations Data:
(In thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000	1999	1998
Revenue	$7,834	$16,685	$23,210	$7,963	$1,920
Cost of sales	6,147 (6)	13,490	19,009	3,877	968

Gross profit	1,687	3,195	4,201	4,086	952
Operating expenses:
Sales and marketing	11,789	23,550	27,740	12,236	17,806
Research and development	6,088	12,549	13,073	8,171	2,847
In-process research and development	—	—	—	—	1,047 (1)
General and administrative	2,576	4,481	5,865	2,466	731
Amortization of intangibles	798	1,233	975	547	272
Impairment of intangibles	3,009 (5)	—	—	—	—
Restructuring costs	200	4,673 (3)	—	—	—

Operating loss	(22,773)	(43,291)	(43,452)	(19,334)	(21,751)
Interest income, net	351	1,687	3,301	1,104	1,398
Other income (expense)	(7)	112	66,335 (2)	—	(1,122)

Income (loss) from continuing operations before income tax	(22,429)	(41,492)	26,184	(18,230)	(21,475)
Income tax provision (benefit)	(608)	(1,877)	1,999	—	(3,104)

Income (loss) from continuing operations	(21,821)	(39,615)	24,185	(18,230)	(18,371)
Income (loss) from discontinued operations, net of tax	544(4)	(6,165)	(974)	6,190	(7,379)

Net income (loss)	(21,277)	$(45,780)	$23,211	$(12,040)	$(25,750)

Basic earnings (loss) per share, continuing operations	(1.06)	$(1.93)	$1.23	$(0.98)	$(1.07)

Diluted earnings (loss) per share, continuing operations	(1.06)	$(1.93)	$1.18	$(0.98)	$(1.07)

Basic earnings (loss) per share	(1.03)	$(2.23)	$1.18	$(0.65)	$(1.50)

Dilutive earnings (loss) per share	(1.03)	$(2.23)	$1.13	$(0.65)	$(1.50)

Weighted average shares outstanding
— Basic	20,640	20,565	19,624	18,565	17,190

— Diluted	20,640	20,565	20,478	18,565	17,190

Balance Sheet Data:

	2002	2001	2000	1999	1998
Working capital	$10,701	$25,240	$52,514	$66,578	$31,763
Total assets	16,939	42,295	92,414	120,502	61,710
Total liabilities	4,555	8,797	13,627	38,925	12,204
Total stockholders' equity	12,384	33,498	78,787	81,577	49,506

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

(4)
Gain on discontinued operations in 2002 relates to the original gain on sale of $0.5 million along with $0.1 million gain related to the successful early termination of the Essential lease for less than the associated provided reserve.

(5)
Impairment charge taken in December 2002 to write off all intangible assets related to the Mimestar acquisition.

(6)
Includes a $1.0 million charge to write off SecureCom inventory no longer expected to be sold.

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

Overview

        We develop, market and support a family of network intrusion detection software and appliances that address vital security issues facing organizations deploying business applications over the Internet or internally via Intranets. We currently provide network security solutions including intrusion detection systems and VPN/firewall appliances. On June 1, 2000, we changed our name from ODS Networks, Inc. to Intrusion.com Inc. and our NASDAQ ticker symbol from ODSI to INTZ to reflect our focus on intrusion detection solutions. On November 1, 2001, we changed our name from Intrusion.com, Inc. to Intrusion Inc. During the second quarter of 2000, we announced our plan to sell, or otherwise dispose of, our networking divisions, which includes our Essential Communications division and our local area networking assets, and began accounting for these networking divisions as discontinued operations.

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

Goodwill and Other Intangible Assets

        Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires companies to cease amortizing goodwill and certain intangible assets with indefinite useful lives. Instead, SFAS 142 requires that goodwill and intangible assets deemed to have indefinite useful lives be reviewed for impairment upon adoption of SFAS 142, annually thereafter, and upon the occurrence of any event that indicates potential impairments.

        In accordance with SFAS 142, we discontinued recording goodwill amortization effective January 1, 2002.

        SFAS 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for potential impairment, while the second phase (if necessary) measures the impairment. Goodwill is potentially impaired if the net book value of a reporting unit exceeds its estimated fair value. We have determined that we have one reporting unit. This methodology differs from the Company's previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows on an enterprise-wide basis to determine if goodwill is recoverable.

        The Company elected to perform its annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of 2002. In connection with our annual impairment review, we determined that the value of goodwill was impaired. At the time of our impairment review, the remaining goodwill of $0.4 million was associated with the MimeStar purchase transaction. Based on the decline in the market value of the Company as indicated by the decline in its stock price over the last year, it was determined that the goodwill carrying value should be zero at December 31, 2002. Therefore, an impairment charge of $0.4 million was recorded and is included in impairment of intangibles in the accompanying consolidated statement of operations.

Long-Lived Assets

        Effective January 1, 2002, we adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ("SFAS 121") and accounting and reporting provisions of Accounting Principles Bulletin Opinion 30, "Reporting the Results of Operations," for a disposal of a segment. The primary objective of SFAS 144 is to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held for sale. SFAS 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date. Our adoption of SFAS 144 had no effect on the Company's financial position or results of operations.

        We review long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon acquired products, services or technologies, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to undiscounted pre tax future net cash flows expected to be generated by that asset. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.

        As a result of the write-off of goodwill during the fourth quarter of 2002, we determined that a triggering event indicating potential impairment of the associated intangibles had occurred. At December 31, 2002, the remaining intangibles of $2.6 million principally included purchased software associated with the MimeStar purchase transaction. We determined that the undiscounted pre tax cash flows associated with this software was not likely to exceed the remaining carrying values. Due to technological changes that had taken place with respect to the core software code acquired, it was determined that the carrying value should be zero at December 31, 2002. Therefore, an impairment charge of $2.6 million was recorded and is included in impairment of intangibles in the accompanying consolidated statement of operations.

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

        We have signed distribution agreements with distributors in the United States, Europe and Asia. In general, these relationships are non-exclusive. Distributors typically maintain an inventory of our products. Under these agreements, we provide certain protection to the distributors for their inventory of our products for price reductions as well as products that are slow moving or have been discontinued by us. Recognition of sales to distributors and related gross profits are deferred until the distributors resell the merchandise. However, since we have legally sold the inventory to the distributor and we no longer have care, custody or control over the inventory, we recognize the trade accounts receivable and reduce inventory related to the sale at the time of shipment to the distributor. Revenue, offset by deferred cost of sales, is included in deferred revenue in the accompanying financial statements.

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

        During the first quarter of 2001, we closed the sale of our legacy local area networking division generating a gain of $2.1 million, which was used to reduce the estimated net realizable value of the net assets of the remaining discontinued operations of Essential. During the second quarter of 2001, in response to unfavorable market conditions and efforts to sell Essential, we recorded additional charges to write down the net assets of Essential to reflect an estimated net realizable value of $0.8 million. The $5.0 million second quarter charge included $0.8 million for operating losses expected to be incurred between July and the end of the first quarter of 2002 by which time we expected to have exited, disposed of or otherwise transitioned a majority of our ownership in Essential.

        In March 2002 we sold Essential for $1 million generating a gain on sale of $0.5 million. Terms of the sale included transferring $0.7 million in net property, plant and equipment, $0.1 million in current liabilities and product maintenance obligations for which $0.4 million was recorded in deferred revenue.

        A condition of the sale was to give Essential personnel 60 days to exit Essential's leased facility, the obligation for which we retained as part of the sale. Included in the gain on the sale of Essential was management's estimate of $0.3 million to terminate this lease agreement, which was equivalent to 2 years' lease and maintenance of the facility. The contractual term of the lease ran through February 2009. Successful termination of the lease during the fourth quarter of 2002 for less than $0.3 million resulted in additional gain on sale of $0.1 million.

Results of Operations

        The following tables set forth, for the periods indicated, certain financial data as a percentage of net sales.

	Year Ended December 31,
	2002	2001	2000
Net sales	100.0%	100.0%	100.0%
Cost of sales	78.5	80.9	81.9

Gross profit	21.5	19.1	18.1
Operating expenses:
Sales and marketing	150.5	141.1	119.5
Research and development	77.7	75.2	56.3
General and administrative	32.9	26.9	25.3
Amortization of intangibles	10.2	7.4	4.2
Impairment of intangibles	38.4	—	—
Restructuring costs	2.6	28.0	—

Operating loss	(290.7)	(259.5)	(187.2)
Interest income, net	4.5	10.1	14.2
Other income (expense)	(0.1)	0.7	285.8

Income (loss) from continuing operations before income tax	(286.3)	(248.7)	112.8
Income tax provision (benefit)	(7.8)	(11.2)	8.6

Income (loss) from continuing operations	(278.5)	(237.4)	104.2
Income (loss) from discontinued operations, net of tax	6.9	(36.9)	(4.2)

Net income (loss)	(271.6)	(274.4)	100.0

	2002	2001	2000
Domestic sales	66.6%	63.6%	80.8%
Export sales to:
Europe	14.5	25.4	7.6
Canada	4.0	4.0	2.7
Asia	14.6	6.3	7.4
Latin America	0.3	0.7	1.5

Net sales	100.0%	100.0%	100.0%

2002 compared with 2001

Net Sales

        Net sales decreased 53.0% to $7.8 million in 2002 from $16.7 million in 2001. The decrease in net sales is primarily due to the decline in sales of SecureCom and other products, which are approaching end-of-life, coupled with a longer sales cycle related to our newer products. In addition, the severe worldwide economic conditions in 2002 negatively impacted our sales of SecureNet network intrusion detection products and PDS security appliance products.

        Export sales in 2002 decreased to $2.6 million, or 33.4% of net sales, compared to $6.1 million, or 36.4% of net sales in 2001 primarily due to a continued economic decline and decrease in technology spending.

Gross Profit

        Gross profit decreased 47.2% to $1.7 million in 2002 from $3.2 million in 2001. As a percentage of net sales, gross profit increased to 21.5% for 2002 from 19.1% in 2001. This increase is primarily associated with a more profitable product mix in 2002.

        Cost of sales in 2002 includes a $1.0 million fourth quarter write-off of SecureCom inventory as demand has shifted to our new intrusion detection and security appliance product lines. Absent of this write-off, gross profit would have been $2.7 million or 33.8% as a percentage of net sales.

        Gross profit as a percentage of net sales is impacted by several factors, including shifts in product mix, changes in channels of distribution, sales volume, fluctuations in manufacturing costs, pricing strategies, and fluctuations in sales of integrated third-party products.

Sales and Marketing

        Sales and marketing expenses decreased 50.0% to $11.8 million in 2002 from $23.6 million in 2001 as we restructured our sales force, including headcount reductions, to respond to the decline in sales. As a percentage of net sales, sales and marketing expenses increased to 150.5% in 2002 from 141.1% in 2001. We expect sales and marketing expenses to decrease in 2003 compared to 2002 as we recognize the full benefit from restructuring actions taken throughout 2002 and early 2003. We also expect sales and marketing expenses, as a percentage of net sales, to decrease in 2003 compared to 2002.

Research and Development

        Research and development expenses decreased 51.5% to $6.1 million, or 77.7% of net sales, in 2002 compared to $12.5 million, or 75.2% of net sales, in 2001 as we reduced headcount in our engineering department to respond to the decline in sales and eliminated engineering efforts with regards to our SecureCom product family. Our research and development costs are expensed in the period in which they are incurred. We expect research and development expenses to decrease in 2003 compared to 2002 as we recognize the full benefit from restructuring actions taken throughout 2002 and early in 2003. In addition, the lease agreement for the R&D facility in San Diego, California was renewed in September 2002 at a lower monthly rate for fewer square feet to accommodate the reduction in the R&D workforce. We expect research and development, as a percentage of net sales, to decrease in 2003 compared to 2002.

General and Administrative

        General and administrative expenses, excluding amortization expenses, decreased 42.5% to $2.6 million in 2002 from $4.5 million in 2001 as we reduced headcount in our support functions to reduce costs. As a percentage of net sales, general and administrative expenses increased to 32.9% in 2002 from 26.9% in 2001. We expect general and administration expenses to decrease in 2003 compared to 2002 as we recognize the full benefit of restructuring actions taken throughout 2002 and early in 2003. In addition to the restructuring impact, amortization expense of $0.8 million incurred in 2002 related to the intangible assets that were written off in December 2002 will not be incurred in 2003.

Amortization and Impairment of Intangibles

        Amortization of intangibles decreased 35.3% to $0.8 million in 2002 from approximately $1.2 million in 2001, due to the adoption of SFAS No. 142 whereby goodwill was not amortized throughout the year. We took an impairment charge during December 2002 to write all intangible assets related to the Mimestar acquisition down to zero as a result of our annual SFAS 142 goodwill impairment test and other impairment reviews conducted during the fourth quarter. The total charge for the write-down was $3.0 million. Total amortization and charges for impairment was $3.8 million for 2002.

Restructuring Costs

        Demand continued to shift to our new intrusion detection and security appliance product lines during 2002, and as such, we streamlined operations and activities that are not aligned with these core markets and strategies. We recorded restructuring charges of $0.2 million for severance as a result of reductions in force. All severance obligations related to the 2002 restructuring charge were paid prior to December 31, 2002 and we were not receiving any benefits from those severed individuals after December 31, 2002.

        Pursuant to the restructuring action discussed above and those taken in 2001, we reduced operating expenses, excluding restructuring charges and amortization, 37.3% from $6.5 million in the first quarter of 2002 to $4.1 million in the fourth quarter of 2002. Comparing first quarter 2002 to fourth quarter 2002 operating expense categories, sales and marketing reduced 44.1% from $3.9 million to $2.2 million, research and development reduced 29.4% from $1.9 million to $1.3 million and general and administrative reduced 21.0% from $0.7 million to $0.6 million, respectively.

Interest Income, Net

        Net interest income decreased 79.2% to $0.4 million in 2002 from $1.7 million in 2001 primarily due to a decrease in average cash and interest-bearing investment balances and lower interest rates. We expect net interest income to decrease in 2003 compared to 2002 as we expect our average cash and interest-bearing investment balances to decline for 2003 when compared to 2002. In addition, we expect interest rates to remain low, resulting in a lower return on investment. Net interest income will vary in the future based on our cash flow and rate of return on investments.

Income Taxes

        Our effective income tax rate was a benefit of 2.9% in 2002 compared to an income tax benefit of 4.8% in 2001. We have fully utilized our net operating loss carryback.

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

Restructuring Costs

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

Other Income

        Other income decreased 99.8% to $0.1 million in 2001 from $66.3 million in 2000 primarily due to the sale of Alteon stock in the first quarter of 2000, resulting in gross proceeds of $67.1 million.

Income Taxes

        Our effective income tax rate was a benefit of 4.8% in 2001 compared to an income tax rate of 7.6% in 2000. We were able to carry back our 2001 net operating loss to 2000 and expect to recover $2.8 million of income taxes, which we expect to receive by June 30, 2002. We also incurred a $475 thousand foreign tax expense related to the sale of the LAN business. These two items were the primary contributors to a $1.8 million tax benefit for 2001. See Note 9 of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

        Our principal sources of liquidity at December 31, 2002 were $2.9 million of cash and cash equivalents and $7.8 million of short-term investments. As of December 31, 2002, we do not hold investments with a stated maturity beyond one year. Working capital at December 31, 2002 was $10.7 million compared to $25.2 million as of December 31, 2001.

        Net cash used in continuing operations in 2002 was $9.9 million, primarily due to an operating loss for the year, a decrease in accounts payable and accrued expenses, offset by depreciation and amortization (including the impairment charge on intangibles), a decrease in accounts receivable and inventories (including the obsolescence charge). Future fluctuations in accounts receivable, inventory balances and accounts payable will be dependent upon several factors, including but not limited to quarterly sales, timely collection of accounts receivable, and the accuracy of our forecasts of product demand and component requirements.

        During 2002, our cash, cash equivalents and investments declined $9.7 million from $20.4 million on December 31, 2001 to $10.7 million on December 31, 2002. During 2002 we implemented various cost reduction programs reducing operating expenses, excluding these restructuring and cost reductions, from $6.5 million in the first quarter of 2002 to $4.1 million in the fourth quarter of 2002. Based on our current expectations, the Company will incur operating losses and further usage of cash resources during 2003, although at a significantly reduced rate when compared to 2002.

        Net cash used by investing activities of continuing operations in 2002 was $3.3 million, which consisted of the net purchase of $3.1 million of available for sale securities and the net purchase of property and equipment of $0.2 million.

        Net cash provided by financing activities of continuing operations in 2002 was $0.1 million as a result of the issuance of common stock upon the exercise of employee stock options and issuance of shares as a result of the ESPP.

        Net cash provided by discontinued operations in 2002 was $0.1 million, which consisted primarily of a reduction in the lease obligation related to Essential.

        At December 31, 2002, we did not have any material commitments for capital expenditures. Operating lease commitments of $2.0 million are detailed below. During 2002, we funded our operations through the use of available cash, cash equivalents and investments.

        Although we believe we have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months, the sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control. Moreover, despite actions to reduce our costs and improve our profitability, we expect our operating losses and net operating cash outflows to continue during 2003. As a result, we may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability without obtaining additional financing. We do not currently have any arrangements for financing as we believe our cash flows are sufficient for the next twelve months, and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. If our business does not generate sufficient cash flow from operations and sufficient future financings are not available, we may not be able to operate or grow our business, pay our expenses when due or fund our other liquidity needs.

        We intend to explore the possible acquisitions of businesses, products and technologies that are complementary to our existing business. We are continuing to identify and prioritize additional security technologies, which we may wish to develop, either internally or through the licensing or acquisition of products from third parties. While we engage from time to time in discussions with respect to potential acquisitions, there can be no assurances that any such acquisitions will be made or that we will be able to successfully integrate any acquired business. In order to finance such acquisitions, it may be necessary for us to raise additional funds through public or private financings. Any equity or debt financings, if available at all, may be on terms, which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders.

        The following table sets forth certain information concerning our contractual obligations at December 31, 2002 and outlines the expected future payments to be made under such obligations and commitments.

Future minimum lease payments consisted of the following on December 31, 2002 (in thousands):
2003	$995
2004	882
2005	141
2006 and thereafter	—

$2,018

New Accounting Pronouncements

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees and consolidating facilities. SFAS 146 excludes from its scope exit and disposal activities conducted in connection with a business combination and those activities to which SFAS Nos. 143 and 144 are applicable. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002. We do not expect the adoption of this statement to have a material effect on our consolidated financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        Foreign Exchange. Our revenue originating outside the U.S. in 2002, 2001 and 2000 was 33.4%, 36.4% and 19.2% of total revenues, respectively. Revenues generated from the European region in 2002, 2001 and 2000 were 14.5%, 25.4% and 7.6% of total revenues, respectively. Revenues generated from the Asia region in 2002, 2001 and 2000 were 14.6% 6.3% and 7.4% of total revenues, respectively. International sales are generated primarily from our foreign sales subsidiaries in the local countries and are typically denominated in U.S. dollars. These subsidiaries incur substantially all of their expenses in the local currency.

        Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, import and export regulations, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on our business in 2002, 2001 and 2000 was not material.

        Interest Rates. We invest our cash in a variety of investment grade financial instruments, including bank time deposits, fixed rate obligations of corporations, municipalities, and state and national governmental entities and agencies. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances and are invested in short-term time deposits of the local operating bank.

        Interest income on our investments is carried in "Interest income, net". We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). All of the cash equivalents and short-term investments are treated as available-for-sale under SFAS 115.

        Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities, which have seen a decline in market value due to changes in interest rates. Our investment securities are held for purposes other than trading. The weighted-average interest rate on investment securities at December 31, 2002 was 6.5%. The fair value of investments held at December 31, 2002 approximated amortized cost.

Item 8. Financial Statements and Supplementary Data.

        The information required by this item is included in Part IV Item 15(a)(1 and 2).

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

PART III

        Certain information required by Part III is omitted from this Form 10-K because we will file a definitive Proxy Statement for our 2003 annual meeting of stockholders pursuant to Regulation 14A (the "Proxy Statement") no later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

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

Item 14. Controls and Procedures

  (a)
  Evaluation of disclosure controls and procedures. Within 90 days prior to the filing of this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures pursuant to Exchange Act of Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

  (b)
  Changes in internal controls. There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a)
  1.        Consolidated Financial Statements.

  The following consolidated financial statements of Intrusion Inc. and subsidiaries, are submitted as a separate section of this report (See F-pages, and are incorporated by reference in Item 8:

    2.
    Financial Statement Schedules.

Page No.
Schedule II—Valuation and Qualifying Accounts	S-1

        All other schedules are omitted because they are either not required or not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

  (b)
  Reports on Form 8-K.

  During the quarter ended December 31, 2002, we filed the following reports on Form 8-K:

    •
    Report on Form 8-K (Item 5) filed on October 18, 2002, announcing the appointment of James P. Buchanan to our Board of Directors.

    •
    Report on Form 8-K (Item 5) filed on November 27, 2002, announcing that our common stock would begin listing on the Nasdaq SmallCap Market effective as of December 4, 2002.

(c)
Exhibits

        The following Exhibits are filed herewith pursuant to Item 601 of Regulation S-K or incorporated herein by reference to previous filings as noted:

Exhibit Number		Description of Exhibit
2.1	(6)	Certificate of Ownership and Merger Merging Intrusion.com, Inc. into Intrusion Inc.
3.1	(6)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2	(5)	Bylaws of the Registrant.
4.1	(5)	Specimen Common Stock Certificate.
10.1	(1)	Lease Agreement, dated September 12, 1989, between G.D.A.F. Associates and the Registrant for the Registrant's headquarters.
10.2	(1)	1983 Incentive Stock Option Plan of the Registrant, as amended.
10.3	(1)	1987 Incentive Stock Option Plan of the Registrant, as amended.
10.4	(1)	Form of Indemnification Agreement.
10.5	(6)	1995 Stock Option Plan of the Registrant as amended April 26, 2001.
10.6	(2)	1995 Non-Employee Directors Stock Option Plan of the Registrant (amended and restated as of January 10, 2002).

10.7	(3)	Supplemental Lease Agreement, dated March 7, 1995, between G.D.A.F. Assoc., subsequently assigned to CIIF Assoc. II Limited Partnership, Landlord, and the Registrant, as Tenant, relative to the Registrant's headquarters.
10.8	(4)	Registration Rights Agreement, dated as of September 25, 1998, by and between the Registrant and Science Applications International Corporation.
10.9	(4)	Stockholder and Voting Agreement, dated as of September 25, 1998, by and among Science Applications International Corporation, the Registrant and certain stockholders of the Registrant.
10.10	(4)	Strategic Alliance Agreement, dated as of September 25, 1998, by and between Science Applications International Corporation and the Registrant.
10.11	(4)	Software Royalty, Grant Back and Improvements License Agreement, dated as of September 25, 1998, by and between Science Applications International Corporation and the Registrant.
10.12	(4)	PartnersPlus Agreement, dated September 25, 1998, by and between the Registrant and Science Applications International Corporation.
10.13	(5)	Amended and Restated 401(k) Savings Plan of the Registrant.
10.14	(5)	1997 Employee Stock Purchase Plan of the Registrant, as amended January 17, 2001.
10.15	(6)	Resignation Agreement and General Release dated November 28, 2001 with Timothy W. Kinnear.
10.17	(7)	Intrusion Inc. 401(k) Savings Plan Summary of Material Modifications.
21	(6)	List of Subsidiaries of Registrant
23	(8)	Consent of Independent Auditors.

(1)
Filed as an Exhibit in the Registrant's Registration Statement on Form S-1, as amended (File No. 33-6899), which was declared effective on May 21, 1992, by the Securities and Exchange Commission, which Exhibit is incorporated herein by reference.

(2)
Filed as an Exhibit to the Registrant's Definitive Proxy Statement on Schedule 14A in connection with the solicitation of proxies for its 2002 Annual Meeting of Stockholders, which is incorporated herein by reference.

(3)
Filed as an Exhibit to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 1995, which Exhibit is incorporated herein by reference.

(4)
Filed as an Exhibit to the Registrant's Current Report on Form 8-K (Item 5), dated October 13, 1998, which Exhibit is incorporated herein by reference.

(5)
Filed as an Exhibit to the Registrants' Annual Report on Form 10-K, for the fiscal year ended December 31, 2000.

(6)
Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which Exhibit is incorporated herein by reference.

(7)
Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, which Exhibit is incorporated herein by reference.

(8)
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 11, 2003	INTRUSION INC. (Registrant)
	By:	/s/ G. WARD PAXTON G. Ward Paxton Chairman, President, and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ G. WARD PAXTON G. Ward Paxton	Chairman, President, Chief Executive Officer, and Director	March 11, 2003
/s/ T. JOE HEAD T. Joe Head	Vice Chairman, Vice President and Director	March 11, 2003
/s/ MICHAEL L. PAXTON Michael L. Paxton	Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 11, 2003
/s/ JAMES P. BUCHANAN James P. Buchanan	Director	March 11, 2003
/s/ J. FRED BUCY J. Fred Bucy	Director	March 11, 2003
/s/ DONALD M. JOHNSTON Donald M. Johnston	Director	March 11, 2003
/s/ GRANT A. DOVE Grant A. Dove	Director	March 11, 2003

CERTIFICATION

I, G. Ward Paxton, certify that:

  1.
  I have reviewed this Annual Report on Form 10-K of Intrusion Inc:

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003	By: /s/ G. WARD PAXTON G. Ward Paxton Chairman and Chief Executive Officer

CERTIFICATION

I, Michael L. Paxton, certify that:

  1.
  I have reviewed this Annual Report on Form 10-K of Intrusion Inc:

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003	By: /s/ MICHAEL L. PAXTON Michael L. Paxton Vice President, Chief Financial Officer, Treasurer and Secretary

ANNUAL REPORT ON FORM 10-K
ITEM 15(a)(1)
FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2002
INTRUSION INC.
RICHARDSON, TEXAS

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Intrusion Inc.

        We have audited the accompanying consolidated balance sheets of Intrusion Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule included in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intrusion Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets."

Dallas, Texas
January 28, 2003

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31,
	2002	2001
Assets
Current Assets:
Cash and cash equivalents	$2,898	$15,783
Short-term investments	7,825	4,652
Accounts receivable, net of allowance for doubtful accounts and returns of $934 in 2002 and $797 in 2001	2,363	5,206
Income tax receivable	—	2,779
Inventories	1,411	5,016
Other current assets	759	601

Total current assets	15,256	34,037
Property and Equipment:
Machinery and equipment	10,845	11,484
Furniture and fixtures	1,441	1,433
Leasehold improvements	998	962

	13,284	13,879
Accumulated depreciation	(11,687)	(10,276)

	1,597	3,603
Goodwill and intangible assets, net	—	3,807
Other assets	86	107
Net non-current assets from discontinued operations	—	741

TOTAL ASSETS	$16,939	$42,295

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$2,905	$6,000
Deferred revenue	1,650	1,658
Current liabilities—discontinued operations	—	1,139

Total current liabilities	4,555	8,797

TOTAL LIABILITIES	4,555	8,797
Commitments and contingencies	—	—
Stockholders' Equity:
Preferred stock, $0.01 par value: Authorized shares—5,000 No shares issued and outstanding	—	—
Common stock, $0.01 par value: Authorized shares—80,000 Issued shares—20,686 in 2002 and 20,649 in 2001 Outstanding shares—20,646 in 2002 and 20,609 in 2001	207	206
Additional paid-in-capital	47,371	47,320
Common stock held in treasury, at cost—40 shares	(362)	(362)
Accumulated deficit	(34,604)	(13,327)
Accumulated other comprehensive loss	(228)	(339)

Total stockholders' equity	12,384	33,498

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,939	$42,295

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2002	2001	2000
Net sales	$7,834	$16,685	$23,210
Cost of sales	6,147	13,490	19,009

Gross profit	1,687	3,195	4,201
Operating expenses:
Sales and marketing	11,789	23,550	27,740
Research and development	6,088	12,549	13,073
General and administrative	2,576	4,481	5,865
Amortization of intangibles	798	1,233	975
Impairment of intangibles	3,009	—	—
Restructuring costs	200	4,673	—

Operating loss	(22,773)	(43,291)	(43,452)
Interest income, net	351	1,687	3,301
Other income (expense)	(7)	112	66,335

Income (loss) from continuing operations before income tax	(22,429)	(41,492)	26,184
Income tax provision (benefit)	(608)	(1,877)	1,999

Income (loss) from continuing operations	(21,821)	(39,615)	24,185
Income (loss) from discontinued operations, net of tax	544	(6,165)	(974)

Net income (loss)	$(21,277)	$(45,780)	$23,211

Basic earnings (loss) per share, continuing operations	$(1.06)	$(1.93)	$1.23

Diluted earnings (loss) per share, continuing operations	$(1.06)	$(1.93)	$1.18

Basic earnings (loss) per share	$(1.03)	$(2.23)	$1.18

Diluted earnings (loss) per share	$(1.03)	$(2.23)	$1.13

Weighted average shares outstanding
—Basic	20,640	20,565	19,624

—Diluted	20,640	20,565	20,478

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

YEAR ENDED DECEMBER 31,	2002	2001	2000
NUMBER OF SHARES—ISSUED
Balance, beginning of year	20,649	20,525	18,623
Issuance of common stock under warrants, stock options and purchase plans	37	124	1,902

Balance, end of year	20,686	20,649	20,525

NUMBER OF SHARES—OUTSTANDING
Balance, beginning of year	20,609	20,485	18,583
Issuance of common stock under warrants, stock options and purchase plans	37	124	1,902

Balance, end of year	20,646	20,609	20,485

COMMON STOCK
Balance, beginning of year	$206	$205	$186
Issuance of common stock under warrants, stock options and purchase plans	1	1	19

Balance, end of year	$207	$206	$205

ADDITIONAL PAID-IN-CAPITAL
Balance, beginning of year	$47,320	$46,916	$29,996
Issuance of common stock under warrants, stock options and purchase plans	51	396	15,312
Issuance of common stock for MimeStar acquisition	—	—	1,000
Tax benefit derived from exercise of employee stock options	—	8	608

Balance, end of year	$47,371	$47,320	$46,916

TREASURY SHARES
Balance, beginning of year	$(362)	$(362)	$(362)
Purchase of treasury shares	—	—	—

Balance, end of year	$(362)	$(362)	$(362)

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(339)	$(425)	$43,692
Foreign currency translation adjustment (a)	111	86	(34)
Unrealized gain from securities available for sale (b)	—	—	(44,083)

Balance, end of year	$(228)	$(339)	$(425)

NOTE RECEIVABLE FROM STOCKHOLDER
Balance, beginning of year	$—	$—	$(1,177)
Repayments on stockholder loan	—	—	1,177

Balance, end of year	$—	$—	$—

RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance, beginning of year	$(13,327)	$32,453	$9,242
Net income (loss) (c)	(21,277)	(45,780)	23,211

Balance, end of year	$(34,604)	$(13,327)	$32,453

TOTAL STOCKHOLDERS' EQUITY	$12,384	$33,498	$78,787

TOTAL COMPREHENSIVE LOSS (a+b+c)	$(21,166)	$(45,694)	$(20,906)

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2002	2001	2000
Operating Activities:
Income (loss) from continuing operations	$(21,821)	$(39,615)	$24,185
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
Gain on sale of available for sale security	—	—	(66,355)
Depreciation and amortization	2,955	4,369	4,555
Impairment of intangible assets	3,009	3,109	—
Deferred income tax (benefit) expense	—	1,923	(4,219)
Changes in operating assets and liabilities:
Accounts receivable	2,843	1,681	(1,483)
Income tax receivable	2,779	(1,036)	(1,571)
Inventories	3,605	3,343	(1,625)
Other assets	(137)	851	2
Accounts payable and accrued expenses	(3,095)	(3,905)	(2,118)
Deferred revenue	(8)	374	(161)

Net cash used in operating activities of continuing operations	(9,870)	(28,906)	(48,790)
Investing Activities:
Purchase of MimeStar, Inc.	—	—	(4,000)
Proceeds from sale of available for sale security	—	—	67,055
Purchases of available for sale investments	(16,290)	(14,369)	(57,504)
Maturities of available for sale investments	13,117	34,798	41,273
Purchases of property and equipment	(151)	(680)	(6,412)

Net cash provided by (used in) investing activities of continuing operations	(3,324)	19,749	40,412
Financing Activities:
Note receivable secured by company's common stock	—	—	1,177
Exercise of warrants and employee stock options	51	405	15,939
Other	1	(3)	13

Net cash provided by financing activities of continuing operations	52	402	17,129

Net cash provided by (used in) discontinued operations	146	4,107	(974)
Effect of foreign currency translation adjustment on cash and cash equivalents	111	86	(34)
Net increase (decrease) in cash and cash equivalents	(12,885)	(4,562)	7,743
Cash and cash equivalents at beginning of period	15,783	20,345	12,602

Cash and cash equivalents at end of period	$2,898	$15,783	$20,345

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

        We develop, market and support network intrusion detection systems and VPN/firewall appliances that address vital security issues facing organizations deploying business applications over the Internet or internally via Intranets.

        We market and distribute our products through a direct sales force to end-users, distributors and by numerous domestic and international system integrators, managed service providers and value-added resellers. Our end-user customers include manufacturing, high-technology, telecommunications, retail, transportation, health care, insurance, entertainment, utilities and energy companies, government agencies, financial institutions, and academic institutions.

        We organized in Texas in September 1983 and reincorporated in Delaware in October 1995. For more than 15 years, we provided local area networking equipment and were known as Optical Data Systems or ODS Networks. On April 17, 2000, we announced plans to sell, or otherwise dispose of, our networking divisions, which include our Essential Communications Division ("Essential") and our local area networking assets. In accordance with these plans, we have accounted for these businesses as discontinued operations. On June 1, 2000, we changed our name from ODS Networks, Inc. to Intrusion.com, Inc., and our NASDAQ ticker symbol from ODSI to INTZ to reflect our focus on intrusion detection solutions. On November 1, 2001, we changed our name from Intrusion.com, Inc. to Intrusion Inc.

        Our principal executive offices are located at 1101 East Arapaho Road, Richardson, Texas 75081, and our telephone number is (972) 234-6400. References to "we", "us", "our" or "Intrusion Inc." refer to Intrusion Inc. and its subsidiaries.

        As of December 31, 2002, we had cash, cash equivalents and short-term investments in the amount of approximately $10.7 million, down from approximately $20.4 million as of December 31, 2001. Although we believe we have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months, the sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control. Moreover, despite actions to reduce our costs and improve our profitability, we expect our operating losses and net operating cash outflows to continue during 2003. As a result, we may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability without obtaining additional financing. We do not currently have any arrangements for financing as we believe that our cash flows are sufficient for the next twelve months, and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. If our business does not generate sufficient cash flow from operations and sufficient future financings are not available, we may not be able to operate or grow our business, pay our expenses when due or fund our other liquidity needs.

2. Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of Intrusion Inc. and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

        Cash and all highly liquid investments purchased with an original maturity of less than three months as of the balance sheet date are considered to be cash and cash equivalents.

Short-term Investments

        Short-term investments consist of U.S. government obligations and corporate securities with maturities between 90 days and one year as of the balance sheet date. Short-term investments are classified as available for sale. These investments are valued at market value, which approximates amortized cost. The difference between fair market value and amortized cost is not material.

Risk Concentration

        Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, investments and accounts receivable. The Company places its investments in U.S. government obligations, corporate securities and money market funds. Substantially all of the Company's cash, cash equivalents and investments are maintained with two major U.S. financial institutions.

        We sell our products to customers in diversified industries worldwide, primarily in North America, Europe, Asia and Latin America. Fluctuations in currency exchange rates and adverse economic developments in foreign countries could adversely affect the Company's operating results. We perform ongoing credit evaluations of our customers' financial condition and generally require no collateral. We maintain reserves for potential credit losses, and such losses, in the aggregate, have not exceeded management expectations.

        While we believe that many of the materials used in the production of our products are generally readily available from a variety of sources, certain components are available from one or a limited number of suppliers. The inability of any supplier or manufacturer to fulfill supply requirements of the Company could impact future results.

Allowance for Doubtful Accounts and Returns

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We use specific identification to determine the amount of the allowance required.

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

        During the fourth quarter of 2002 we performed a slow-moving and obsolete review of our inventory. During our review, we determined that the remaining inventory related to the SecureCom line of business should be completely reserved due to lack of sales and future prospects. As a result, we recorded a $1.0 million charge to write down the value of the SecureCom inventory during December 2002.

Property and Equipment

        Property and equipment is stated at cost less accumulated depreciation and is depreciated on a straight-line basis over the estimated useful lives of the assets. Such lives vary from 3 to 20 years. Leasehold improvements are amortized over the shorter of their useful lives or the terms of the leases. Repair and maintenance costs are expensed as incurred. Depreciation expense totaled approximately $2.2, $3.1 and $3.6 million for the years ended December 31, 2002, 2001 and 2000, respectively, and is included in depreciation and amortization expense in the accompanying consolidated statement of operations.

Goodwill and Other Intangible Assets

        Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires companies to cease amortizing goodwill and certain intangible assets with indefinite useful lives. Instead, SFAS 142 requires that goodwill and intangible assets deemed to have indefinite useful lives be reviewed for impairment upon adoption of SFAS 142, annually thereafter, and upon the occurrence of any event that indicates potential impairments.

        In accordance with SFAS 142, we discontinued recording goodwill amortization effective January 1, 2002. Operating results, excluding the effect of amortization expense related to goodwill, for the years ended December 31, 2002, 2001 and 2000 is as follows (in thousands, except per share data):

	2002	2001	2000
Net income (loss)	$(21,277)	$(45,780)	$23,211
Add back: Goodwill amortization net of taxes	—	578	164

Pro forma net income (loss)	$(21,277)	$(45,202)	$23,375

Net income (loss) per share:
Basic, as reported	$(1.03)	$(2.23)	$1.18
Basic, pro forma	$(1.03)	$(2.20)	$1.19
Diluted, as reported	$(1.03)	$(2.23)	$1.13
Diluted, pro forma	$(1.03)	$(2.20)	$1.14

        SFAS 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for potential impairment, while the second phase (if necessary) measures the impairment. Goodwill is potentially impaired if the net book value of a reporting unit exceeds its estimated fair value. We have determined that we have one reporting unit. This methodology differs from the Company's previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows on an enterprise-wide basis to determine if goodwill is recoverable.

        The Company elected to perform its annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of 2002. In connection with our annual impairment review, we determined that the value of goodwill was impaired. At the time of our impairment review, the remaining goodwill of $0.4 million was associated with the MimeStar purchase transaction (see Note 3). Based on the decline in the market value of the Company as indicated by the decline in its stock price over the last year, it was determined that the goodwill carrying value should be zero at December 31, 2002. Therefore, an impairment charge of $0.4 million was recorded and is included in impairment of intangibles in the accompanying consolidated statement of operations.

Long-Lived Assets

        Effective January 1, 2002, we adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ("SFAS 121") and accounting and reporting provisions of Accounting Principles Bulletin Opinion 30, "Reporting the Results of Operations," for a disposal of a segment. The primary objective of SFAS 144 is to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held for sale. SFAS 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date. Our adoption of SFAS 144 had no effect on the Company's financial position for results of operations.

        We review long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon acquired products, services or technologies, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to undiscounted pre tax future net cash flows expected to be generated by that asset. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.

        As a result of the write-off of goodwill during the fourth quarter of 2002, we determined that a triggering event indicating potential impairment of the associated intangibles had occurred. At December 31, 2002, the remaining intangibles of $2.6 million principally included purchased software associated with the MimeStar purchase transaction (see Note 3). We determined that the undiscounted pre tax cash flows associated with this software was not likely to exceed the remaining carrying value. Due to technological changes that had taken place with respect to the core software code acquired, it was determined that the carrying value should be zero at December 31, 2002. Therefore, an impairment charge of $2.6 million was recorded and is included in impairment of intangibles in the accompanying consolidated statement of operations.

Foreign Currency Translation

        Our international subsidiaries use their local currencies as their functional currencies. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date, and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded directly to accumulated other comprehensive income (loss).

Accounting for Stock Options

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation.

        SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, if the exercise price of an employee's stock option equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. As allowed by SFAS 123, the Company has elected to continue to utilize the accounting method prescribed by APB 25 and has adopted the disclosure requirements of SFAS 123 and SFAS 148 as of December 31, 2002.

        The following table summarizes relevant information as to the reported results under our intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provision of SFAS 123 had been applied for the years ended December 31, 2002, 2001 and 2000 (in thousands, except per share data):

	2002	2001	2000
Net income (loss), as reported	$(21,277)	$(45,780)	$23,211
Deduct: Total stock-based compensation determined under fair value-based method for all awards	667	1,897	2,700

Pro forma net income (loss)	$(21,944)	$(47,677)	$20,511

Net income (loss) per share:
Basic, as reported	$(1.03)	$(2.23)	$1.18
Basic, pro forma	$(1.06)	$(2.32)	$1.05
Diluted, as reported	$(1.03)	$(2.23)	$1.13
Diluted, pro forma	$(1.06)	$(2.32)	$1.00
Weighted-average shares used in computation:
Basic	20,640	20,565	19,624
Diluted	20,640	20,565	20,478

        As required, the pro forma disclosures above include options granted since January 1, 1995. Consequently, the effects of applying SFAS 123 for providing pro forma disclosures may not be representative of the effects on reported operating results for future years until all options outstanding are included in the pro forma disclosures. For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options are amortized to expense primarily over the vesting period. See Note 10 for further discussion of our stock-based employee compensation.

Net Income Per Share

        We report two separate earnings per share ("EPS") numbers, basic EPS and diluted EPS with additional disclosure made between continuing and discontinued operations. Diluted EPS includes the dilutive impact of employee stock options and warrants.

Revenue Recognition

        We generally recognize product revenue upon shipment of product. We accrue for estimated warranty costs, sales returns and other allowances at the time of shipment based on our experience. Shipping and handling costs incurred are included in cost of sales. Revenue from maintenance contracts is deferred and recognized over the contractual period the services are performed. To date, warranty costs and sales returns have not been material. There is a risk that technical issues on new products could result in unexpected warranty costs and returns.

        We recognize software revenue from the licensing of our software products in accordance with Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition," and SOP 98-9, "Modification of 97-2, Software Revenue Recognition, with respect to certain transactions" whereby revenue from the licensing of our products is not recognized until all four of the following have been met: (i) execution of a written purchase order, license agreement or contract; (ii) shipment of the product has occurred; (iii) the license fee is fixed and determinable; and (iv) collectibility is probable. The Company defers and recognizes maintenance and support revenue over the term of the contract period, which is generally one year. Allocation of revenue in an arrangement including maintenance is based on the proportion of the fair value of the maintenance when sold separately to the fair value of other items sold in the arrangement.

        We have signed distribution agreements with distributors in the United States, Europe and Asia. In general, these relationships are non-exclusive. Distributors typically maintain an inventory of our products. Under these agreements, Intrusion Inc. provides certain protection to the distributors for their inventory of Intrusion Inc. products for price reductions as well as products that are slow moving or have been discontinued by the Company. Recognition of sales to distributors and related gross profits are deferred until the distributors resell the merchandise. However, since we have legally sold the inventory to the distributor and we no longer have care, custody or control over the inventory, we recognize the trade accounts receivable and reduce inventory related to the sale at the time of shipment to the distributor. Revenue, offset by deferred cost of sales, is included in deferred revenue in the accompanying financial statements. Inventory held by distributors at December 31, 2002 and 2001 was approximately $0.6 million and $0.3 million, respectively.

Advertising Costs

        Advertising expense is charged to operations in the period in which such costs are incurred. Total advertising included in sales and marketing expenses was $0.02 million, $0.5 million and $1.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Research and Development Costs

        We incur research and development costs that relate primarily to the development of new security software, appliances and integrated solutions, and major enhancements to existing services and products. Research development costs are comprised primarily of salaries and related benefits expenses, contract labor and prototype and other related expenses.

        Software development costs are included in research and development and are expensed as incurred. SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," requires that software development costs incurred subsequent to reaching technological feasibility be capitalized, if material. If the process of developing a new product or major enhancement does not include a detailed program design, technological feasibility is determined only after completion of a working model. To date, the period between achieving technological feasibility and the general availability of such software has been short, and the software development costs qualifying for capitalization have been insignificant.

Restructuring Charges

        Demand continued to shift to our new intrusion detection and security appliance product lines during 2001 and 2002, and as such, we streamlined operations and activities that are not aligned with these core markets and strategies. In 2001, this shift in demand resulted in a charge of $3.1 million to recognize the impairment of intangible assets (primarily developed technology) related to our SecurityAnalyst and SecureEnterprise product lines. We also recorded restructuring charges of

$1.3 million for severance as a result of reductions in force affecting 150 employees and $0.2 million for early termination of excess lease space. Substantially all severance obligations and the lease termination payments were paid prior to December 31, 2001. In 2002, this shift in demand resulted in a charge of $0.2 million for severance as a result of reductions in force. All severance obligations were paid prior to December 31, 2002, and the Company was not receiving further benefit from the severed individuals after December 31, 2002. In addition to the restructuring charges in 2002, further reductions in force were made in January 2003, resulting in additional severance of $0.1 million being incurred at that time.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used for, but not limited to, the accounting for doubtful accounts, sales discounts, sales returns, distribution revenue, warranty costs, inventory obsolescence, depreciation and taxes. Actual results could differ from these estimates.

Income Taxes

        The income tax provision is based on pretax financial accounting income or loss. We account for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes," which uses the liability method to calculate deferred income taxes. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income. The liability method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not.

New Accounting Standards

Accounting for Costs Associated with Exit or Disposal Activities

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees and consolidating facilities. SFAS 146 excludes from its scope exit and disposal activities conducted in connection with a business combination and those activities to which SFAS Nos. 143 and 144 are applicable. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002. We do not expect the adoption of this statement to have a material effect on our consolidated financial position or results of operations.

3. Business Combinations and Acquisition of Assets

        On September 25, 1998, we completed an acquisition of certain assets from Science Applications International Corporation ("SAIC"), a privately held company in San Diego, California. We acquired certain assets of the Computer Misuse and Detection System ("CMDS") Division of SAIC and certain other information security products under development. In exchange for the CMDS assets, the information security products under development and $1.5 million dollars in cash, we issued to SAIC 1.6 million shares of the Company's common stock and warrants to purchase an additional 1.5 million shares of its common stock. Two separate warrants each grant SAIC the right to purchase 750,000 shares of Intrusion Inc. common stock. The first warrant had an exercise price of $8.00 per share and a term of 18 months and was exercised on March 23, 2000. The second warrant had an exercise price of $10.50 per share and a term of 24 months and was exercised on September 22, 2000. Our acquisition has been accounted for as a purchase of software, in-process research and development and certain other assets. The transaction value of approximately $6.9 million less the $1.5 million cash received was allocated to the net assets acquired based on their estimated fair market value. Assets acquired included approximately $1.1 million of in-process research and development, $0.1 million of other intangible assets and approximately $4.2 million of purchased software to be amortized over seven years on a straight-line basis. In June 2001, we recorded a restructuring charge of $2.6 million to recognize the impairment of the remaining net book value of this intangible asset. See "Restructuring Charges" in Note 2.

        On September 30, 1999, we entered into a technology licensing agreement with RSA Security Inc. under which we are the exclusive licensee of RSA's Kane Security Products in North America and Europe. The Kane Security Products include the Kane SecurityAnalyst, a security assessment tool, and the Kane Security Monitor, a host-based intrusion detection tool. We are responsible for marketing, sales, support, maintenance and development for Kane Security software. In June 2001, we recorded a restructuring charge of $0.4 million to recognize the impairment of the remaining net book value of this intangible asset. See "Restructuring Charges" in Note 2.

        On June 30, 2000, we acquired MimeStar, Inc., a Virginia corporation. MimeStar developed an advanced, network based intrusion detection system called SecureNet Pro™. The acquisition, accounted for using the purchase method, was affected by the merger of a wholly owned subsidiary of the Company ("Merger Sub") with and into MimeStar, pursuant to an Agreement and Plan of Merger, by and among the Company, MimeStar, the Merger Sub and the sole stockholder of MimeStar (the "Merger"). Pursuant to the Merger, the stockholder of MimeStar received $3 million in cash with an additional $1 million in cash and 95,969 shares of the Company's common stock (which was valued at approximately $1 million on the date of the Merger) placed in escrow, payable to the stockholder of MimeStar within one year subject to indemnification and other conditions. Transaction costs for this acquisition totaled approximately $100,000. The acquisition costs of $5.1 million were capitalized as approximately $3.6 million of purchased software, approximately $0.5 million of goodwill and approximately $1.0 million of other intangibles. In December 2002, we recorded impairment charges under SFAS 142 and SFAS 144 to recognize the impairment of the remaining net book values of these intangible assets. See "Goodwill and Other Intangible Assets" and "Long-Lived Assets" in Note 2.

4. Balance Sheet Detail (in thousands)

Inventories

	December 31,
	2002	2001
Raw materials	$70	$661
Finished products	1,157	4,002
Demonstration systems	184	353

	$1,411	$5,016

Accounts Payable and Accrued Expenses

	December 31,
	2002	2001
Trade accounts payable	$1,159	$3,027
Accrued sales commissions	188	202
Accrued travel	220	220
Accrued payroll	112	444
Accrued vacation	341	580
Accrued property taxes	187	230
Accrued taxes—other	300	206
Accrued warranty expense	300	200
Other (individually less than 5% of current liabilities)	98	891

	$2,905	$6,000

5. Goodwill and Intangible Assets, Net

        Amortization of intangibles for continuing operations is comprised of the following for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000
Goodwill	$—	$64	$32
Purchased software	527	811	849
Other intangible assets	271	358	94

Total amortization	$798	$1,233	$975

        Prior to the adoption of SFAS 142, goodwill was amortized using the straight-line method over 7 years. Purchased software and other intangible assets were also amortized using the straight-line method over their useful lives of 7 years.

        The allocation of intangible assets following our adoption of SFAS 142 is summarized in the following table (in thousands):

	December 31, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangibles no longer amortized:
Goodwill	$354	$354	$450	$96
Amortizable intangibles:
Purchased software	$3,610	$3,610	$3,610	$774
Other intangible assets	$1,040	$1,040	$1,040	$423

        As discussed in Note 2, all intangibles were deemed to be fully impaired at December 31, 2002. As such, included in accumulated amortization at December 31, 2002 for goodwill, purchased software and other intangibles are impairment charges of $0.4 million, $2.3 million and $0.3 million, respectively. Accordingly, there is no estimated future annual amortization expense for intangibles.

6. Commitments and Contingencies

Leases

        We lease office space for our corporate headquarters in Richardson, Texas under an operating lease, the base term of which expires in February 2005, with two seven-year options to extend the term of the lease, subject to compliance with certain conditions. We lease office space in San Diego, California for a portion of our security software research and development staff under an operating lease that expires in August 2004. In addition, we lease office space for our U.S. and international sales and engineering offices. Total rental expense of $1.4 million, $1.9 million and $1.9 million was charged to operations during 2002, 2001, and 2000, respectively.

        Future minimum lease payments consisted of the following on December 31, 2002 (in thousands):

2003	$995
2004	882
2005	141
2006 and thereafter	—

$2,018

Legal Proceedings

        We are subject to legal proceedings and claims that arise in the ordinary course of business. We do not believe that the outcome of those matters will have a material adverse affect on our consolidated financial position, operating results or cash flows. However, there can be no assurance such legal proceedings will not have a material impact.

        On March 22, 2002, Morgan Newton Company, L.P. ("Morgan Newton") filed suit against us in Dallas County District Court, Case No. DV02-02339-C, alleging claims for breach of contract, promissory estoppel, and fraud. The claims arise out of an alleged oral representation to Morgan

Newton concerning a request for quotation for the purchase of a large amount of Morgan Newton's products. Morgan Newton has not specified the amount of damages it is seeking in the lawsuit, but it is possible that Morgan Newton may be seeking damages in excess of $2.0 million. In addition to actual damages, Morgan Newton is also seeking attorney's fees and punitive damages. We believe Morgan Newton's claims are without merit and intend to vigorously defend this lawsuit, generally denying all claims and asserting certain affirmative defenses. As of this time, discovery is substantially underway, and trial has been scheduled for October 2003.

7. Discontinued Operations

        In the second quarter of 2000, we discontinued our networking operations and accordingly have shown the networking operations as discontinued in the accompanying financial statements.

        During the first quarter of 2001, we closed the sale of our legacy local area networking division generating a gain of $2.1 million, which was used to reduce the estimated net realizable value of the net assets of the remaining discontinued operations of Essential. During the second quarter of 2001, in response to unfavorable market conditions and efforts to sell Essential, we recorded additional charges to write down the net assets of Essential to reflect an estimated net realizable value of $0.8 million. The $5.0 million second quarter charge included $0.8 million for operating losses expected to be incurred between July and the end of the first quarter of 2002, by which time we expected to have exited, disposed of or otherwise transitioned a majority of our ownership in Essential.

        In March 2002 we sold Essential for $1.0 million, generating a gain on sale of $0.5 million. Terms of the sale included transferring $0.7 million in net property, plant and equipment, $0.1 million in current liabilities and product maintenance obligations for which $0.4 million was recorded in deferred revenue.

        A condition of the sale was to give Essential personnel 60 days to exit Essential's leased facility, the obligation for which we retained as part of the sale. Included in the gain on the sale of Essential was management's estimate of $0.3 million to terminate this lease agreement, which was equivalent to 2 years' lease and maintenance of the facility. The contractual term of the lease ran through February 2009. Successful termination of the lease during the fourth quarter of 2002 for less than $0.3 million resulted in additional gain on sale of $0.1 million.

        At December 31, 2002, there were no remaining assets or liabilities classified as discontinued operations. The following represents a summary of assets and liabilities classified as discontinued operations at December 31, 2001 (in thousands):

Discontinued assets and liabilities consist of:
Property and equipment, net	$741

Total discontinued assets	$741

Deferred revenue	$594
Accrued operating losses	545

Total discontinued liabilities	$1,139

        The following represents a summary of net income (loss) from discontinued operations for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000
Net sales	$727	$4,693	$16,856
Cost of sales	323	2,970	10,693

Gross profit	404	1,723	6,163
Operating expenses	503	4,774	7,446

Operating loss	(99)	(3,051)	(1,283)
Gain on sale	643	—	—
Net realizable value adjustment	—	(3,025)	1

Income (loss) before income taxes	544	(6,076)	(1,282)
Income tax expense (benefit)	—	89	(308)

Income (loss) from discontinued operations	$544	$(6,165)	$(974)

        The net realizable value adjustment was recorded in the second quarter of 2001 and was in response to unfavorable market conditions and efforts to sell Essential. The adjustment reduced the carrying value of Essential to $0.8 million.

8. Employee Benefit Plans

Employee Stock Purchase Plan

        On April 24, 1997, we adopted an Employee Stock Purchase Plan (the "Purchase Plan") under which 0.5 million shares of common stock have been reserved for issuance. Eligible employees may designate not more than 10% of their compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan. The Purchase Plan was amended January 17, 2001 to increase the maximum number of shares that can be purchased per participant from 500 shares to 1,000 shares per offering. Each participant may purchase up to 2,000 shares in any one calendar year. On January 31 and July 31 of each calendar year, shares of common stock are purchased with the employees' payroll deductions over the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price on the first day of the six-month period. The Purchase Plan will terminate no later than April 24, 2007. A total of 176,374 shares have been issued under the Purchase Plan as of December 31, 2002. Subsequent to December 31, 2002, 2,000 shares of stock were issued under the Purchase Plan for an aggregate purchase price of approximately $0.26 per share related to the purchase period, which commenced on August 1, 2002 and ended on January 31, 2003.

Employee 401(k) Plan

        We adopted a plan known as the Intrusion Inc. 401(k) Savings Plan (the "Plan") to provide retirement and incidental benefits for our employees. The Plan covers substantially all employees who meet minimum age and service requirements. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax deferred salary deductions for eligible employees.

        The Plan was amended on January 10, 2002 to allow employees to contribute from 1% to 25% of their annual compensation to the Plan, limited to a maximum amount as set by the Internal Revenue Service. This limit was increased from 19%. A feature was also added to the Plan to allow participants who are over the age of 50 to contribute an additional amount of their salary per year, as defined annually by the Internal Revenue Service. The Company matches employee contributions at the rate of $0.25 per each $1.00 of contribution on the first 4% of deferred compensation. Company matching contributions to the Plan were approximately $44,500, $110,000, and $120,000 in 2002, 2001 and 2000, respectively.

9. Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There are no deferred tax liabilities as of December 31, 2002 and 2001. Significant components of the Company's deferred tax assets as of December 31, 2002 and 2001 are as follows (in thousands):

	December 31
	2002	2001
Foreign subsidiaries net operating loss carryforward	$374	$374
Net operating loss carryforwards	21,230	14,385
Minimum tax credit	—	607
Book over tax depreciation	273	273
Intangibles	1,602	262
Equity Investments	458	458
Vacation accrual	125	261
Allowance for doubtful accounts and returns	342	434
Warranty accrual	110	73
Inventory allowance	2,505	2,924
Other	931	451

Deferred tax assets	27,950	20,502
Valuation allowance for deferred tax assets	(27,950)	(20,502)

Deferred tax assets, net of allowance	$—	$—

        Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of the future benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the near to medium term. Management has considered these factors in determining the valuation allowance for 2002 and 2001.

        Significant components of the provision (benefit) for income taxes for the years ended December 31, 2002, 2001 and 2000 are as follows (in thousands):

	2002	2001	2000
Income tax provision (benefit)
Federal:
Current	$(608)	$(4,050)	$4,864
Deferred	—	3,063	(5,270)
State:
Current	—	(136)	236
Deferred	—	(1,140)	1,861
Foreign:
Current	—	475	—

	$(608)	$(1,788)	$1,691

        Income tax expense (benefit) is included in the consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 as follows (in thousands):

	2002	2001	2000
Continuing Operations	$(608)	$(1,877)	$1,999
Discontinued Operations	—	89	(308)

	$(608)	$(1,788)	$1,691

        The differences between the provision for income taxes and income taxes computed using the federal statutory rate for the years ended December 31, 2002, 2001, and 2000 are as follows (in thousands):

	2002	2001	2000
Reconciliation of income tax provision to statutory rate:
Income tax expense (benefit) at statutory rate	$(7,660)	$(16,649)	$8,716
State income taxes, net of federal income tax benefit	(38)	(829)	1,393
Change in valuation allowance	7,448	18,570	(9,326)
Goodwill amortization	—	578	164
Tax credit carryforwards	—	(607)	(361)
Other	(358)	(2,851)	1,105

	$(608)	$(1,788)	$1,691

        At December 31, 2002, we had federal net operating loss carryforwards of $70.6 million for income tax purposes that begin to expire in 2008 and are subject to the ownership change limitations under Internal Revenue Code Section 382. We also had $85.2 million of state net operating loss carryforwards. Net operating loss carryforwards of the foreign subsidiaries of $0.7 million at December 31, 2002 are available indefinitely for offset only against taxable income generated by the foreign subsidiaries.

        We have made income tax payments of $6.2 million during 2000. We made no federal tax payments during 2002 and 2001, and received federal income tax refunds of $3.2 million and $0.4 million in 2001 and 2002, respectively for income taxes paid in previous years.

10. Stock, Stock Options and Warrants

        On September 25, 1998, in connection with our acquisition of certain assets from SAIC we issued to SAIC 1.6 million shares of Intrusion Inc.'s common stock and warrants to purchase an additional 1.5 million shares of its common stock. Two separate warrants each granted SAIC the right to purchase 750,000 shares of its common stock. The first warrant had an exercise price of $8.00 per share and a term of 18 months. The second warrant had an exercise price of $10.50 per share and a term of 24 months. On March 23, 2000, SAIC exercised the first warrant for 750,000 shares at an exercise price of $8.00 per share. On September 22, 2000, SAIC exercised the remaining 750,000 shares at an exercise price of $10.50 per share.

        On May 7, 1998, in connection with our acquisition of Essential, we issued approximately 306,000 shares of the Company's common stock for all outstanding shares of Essential capital stock, and we issued approximately 104,000 stock options in exchange for all unexpired and unexercised options to acquire Essential capital stock. At December 31, 2002, there are no options outstanding from the Essential assumed options.

        At December 31, 2002, we had four stock-based compensation plans, which are described below. These plans were developed to retain and attract key employees and directors.

        We established an Incentive Stock Option Plan in 1983, which provides for the issuance of options to key employees of the Company to purchase common stock of the Company. The 1983 Incentive Stock Option Plan was terminated on November 10, 1993.

        In 1987, an additional Incentive Stock Option Plan was established with similar provisions to allow for further issuance of options. The 1987 Incentive Stock Option Plan was terminated on January 26, 1997. The 1983 and 1987 plans each provided for the issuance of up to 1.2 million shares of common stock upon exercise of options granted pursuant to the plans. Options to purchase a total of 37,400 shares of common stock are outstanding with no options remaining available for issuance for the 1983 and 1987 plans.

        In 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"), which provides for the issuance of up to 1.6 million shares of common stock upon exercise of options granted pursuant to the 1995 Plan. On April 19, 2000, the stockholders approved an 850,000 share increase, and on April 26, 2001, the stockholders approved an additional 850,000 share increase to the 1995 Plan. Therefore, the overall number of shares available for issuance pursuant to the plan was increased to 3.3 million shares of common stock. The 1995 Plan provides for the issuance of both non-qualified and incentive stock options to employees, officers, and employee-directors of the Company. Option to purchase a total of 1,479,567 shares of common stock are outstanding and options for 1,569,560 shares remain available for future grant.

        In 1995, the Company adopted the 1995 Non-Employee Director Stock Option Plan (the "1995 Non-Employee Director Plan") which provided for the issuance of up to 160,000 shares of common stock upon exercise of options granted pursuant to the 1995 Non-Employee Director Plan. On April 25, 2002, the stockholders approved an amendment to the 1995 Non-Employee Director Plan. This amendment increased the number of shares available for option to 260,000 shares, replaced the automatic grant feature prospectively from 20,000 shares on the fifth anniversary to 10,000 shares annually and reduced the vesting schedule from five years to three years for options granted prospectively. The Plan provides for the issuance of non-qualified stock options to non-employee directors. No shares have been exercised under the 1995 Non-Employee Director Plan. Options to purchase a total of 150,000 shares of Common Stock are outstanding and options for 110,000 shares remain available for issuance. Since inception, 170,000 shares have been granted to directors pursuant to the 1995 Non-Employee Director Plan, of which, 20,000 have been cancelled.

        Common shares reserved for future issuance, including outstanding options, under all of the stock option plans and employee stock purchase plans total approximately 3.7 million shares at December 31, 2002.

	Outstanding Options	Available for Future Grant
1987 Plan	37,400	—
1995 Plan	1,479,567	1,569,560
1995 Non-Employee Director Plan	150,000	110,000
Employee Stock Purchase Plan	—	323,626
Director Grants prior to Plan	18,000	—

Total	1,684,967	2,003,186

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

        A summary of the Company's stock option activity and related information for the years ended December 31, 2002, 2001 and 2000, is as follows:

	2002		2001		2000
	Number of Options (in thousands)	Weighted Average Exercise Price	Number of Options (in thousands)	Weighted Average Exercise Price	Number of Options (in thousands)	Weighted Average Exercise Price
Outstanding at beginning of year	1,989	$6.71	1,589	$10.03	1,454	$7.83
Granted	930	1.31	1,578	4.05	1,087	11.60
Exercised	—	—	(55)	2.75	(275)	4.47
Cancelled	(1,234)	5.14	(1,123)	7.85	(677)	10.10

Outstanding at end of year	1,685	4.89	1,989	6.71	1,589	10.03

Options exercisable at end of year	565	$8.46	622	$9.28	454	$10.00

        Information related to stock options outstanding at December 31, 2002, is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at 12/31/02 (in thousands)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at 12/31/02 (in thousands)	Weighted Average Exercise Price
$0.32-$1.36	725	9.03 years	$1.16	70	$1.31
1.74-5.63	569	7.89 years	3.89	221	4.21
7.13-23.25	391	6.09 years	13.24	274	13.71

	1,685	7.96 years	4.89	565	8.46

        Pro forma information regarding net income (loss) and net income (loss) per share, as disclosed in Note 2, has been determined as if we had accounted for employee stock-based compensation plans and other stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions used for grants under the option plans:

	2002	2001	2000
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	3.1%	4.3%	6.7%
Expected volatility	140.0%	130.0%	120.0%
Expected life (in years)	3.4	3.0	2.0

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

        Information relating to the fair value of option grants made during 2002, 2001 and 2000 is as follows:

	2002	2001	2000
Options granted (with exercise price equal to fair value of common stock):
Number of options (in thousands)	898	1,578	1,087
Weighted average exercise price per share	$1.34	$4.05	$11.60
Weighted average fair value of stock options grants per Black-Sholes option valuation model	$1.08	$3.02	$8.40
Options granted (with exercise price greater than fair value of common stock):
Number of options (in thousands)	32	—	—
Weighted average exercise price per share	$0.57	—	—
Weighted average fair value of stock options grants per Black-Sholes option valuation model	$0.41	—	—

11. Earnings per Share

	For the Year Ended December 31,
	2002	2001	2000
Numerator:
Net income (loss)	$(21,277)	$(45,780)	$23,211

Numerator for basic and diluted earnings per share	$(21,277)	$(45,780)	$23,211
Income (loss) from continuing operations	$(21,821)	$(39,615)	$24,185

Numerator for basic and diluted earnings per share, continuing operations	$(21,821)	$(39,615)	$24,185
Denominator:
Denominator for basic earnings per share—weighted average common shares outstanding	20,640	20,565	19,624
Effect of dilutive securities:
Stock options and warrants	—	—	854

Denominator for diluted earnings per share—adjusted weighted average common shares outstanding	20,640	20,565	20,478

Basic earnings (loss) per share, continuing operations	$(1.06)	$(1.93)	$1.23

Diluted earnings (loss) per share, continuing operations	$(1.06)	$(1.93)	$1.18

Basic earnings (loss) per share	$(1.03)	$(2.23)	$1.18

Diluted earnings (loss) per share	$(1.03)	$(2.23)	$1.13

        Total stock options and warrants outstanding in 2002, 2001 and 2000 that are not included in the diluted earnings per share computation due to the antidilutive effect are 1.7 million, 2.0 million and 378 thousand, respectively. Such options are excluded due to us incurring a net loss per share in that year or due to exercise prices exceeding the average market value of our common stock in the applicable period.

12. Other Income

        On March 2, 2000, we sold our investment of 770,745 shares of Alteon WebSytems, Inc. common stock for $87.00 per share, net of applicable expenses, generating cash of approximately $67.1 million. The disposition of this stock generated a pre tax gain of approximately $66.3 million, which was recognized as other income.

13. Major Customers and Geographic Information

        The Company's continuing operations are concentrated in one segment—the design, development, marketing and support of data security via a suite of security software and appliances. Sales to customers exceeding 10% of total sales were as follows: 2002—none; 2001—none; 2000—$3.3 million to iGov.com and $5.6 million to TRW.

        Export sales, primarily to Europe, Asia, Latin America and Canada, were $2.6 million in 2002, $6.1 million in 2001 and $4.5 million in 2000. No significant long-lived assets were deployed outside of the United States.

Supplemental Financial Data

Summarized Quarterly Data (Unaudited)

	2002
	Q1	Q2	Q3	Q4(3)	Total
	(In thousands, except per share amounts)
Continuing Operations:
Revenue	$2,514	$1,465	$2,394	$1,461	$7,834
Gross profit	805	323	1,072	(513)	1,687
Net loss	(5,394)	(4,657)	(3,649)	(7,577)	(21,277)
Net loss per share—Basic	(0.26)	(0.23)	(0.18)	(0.37)	(1.03)
Net loss per share—Diluted	(0.26)	(0.23)	(0.18)	(0.37)	(1.03)
Discontinued Operations:
Income, net of tax	401	—	—	143	544
Net income per share—Basic	0.02	0.00	0.00	0.01	0.03
Net income per share—Diluted	0.02	0.00	0.00	0.01	0.03
	2001
	Q1	Q2(1)(2)	Q3	Q4(2)	Total
Continuing Operations:
Revenue	$5,318	$4,451	$3,612	$3,304	$16,685
Gross profit	819	54	1,258	1,064	3,195
Net loss	(11,833)	(14,027)	(6,889)	(6,866)	(39,615)
Net loss per share—Basic	(0.58)	(0.68)	(0.33)	(0.33)	(1.93)
Net loss per share—Diluted	(0.58)	(0.68)	(0.33)	(0.33)	(1.93)
Discontinued Operations:
Loss, net of tax	(772)	(5,393)	—	—	(6,165)
Net loss per share—Basic	(0.04)	(0.27)	(0.00)	(0.00)	(0.30)
Net loss per share—Diluted	(0.04)	(0.27)	(0.00)	(0.00)	(0.30)

(1)
Loss, net of tax, for Discontinued Operations includes a second quarter 2001 charge of $5.0 million to write down the net assets of Essential to reflect its net realizable value of $0.8 million in response to unfavorable market conditions and efforts to sell Essential. See Note 7.

(2)
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

(3)
Net loss from Continuing Operations includes a fourth quarter charge of $3.0 million to recognize the impairment of the remainder of intangible assets related to MimeStar along with a $1.0 million charge related to obsolete inventory. See Note 2.

Intrusion Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts
(In thousands)

	Balance at Beg. of Period	Charged to Costs and Expense	Additions (Deductions)		Balance at End of Period
Year ended December 31, 2000
Deducted from asset accounts:
Allowance for doubtful accounts and returns	$1,171	$–	$(252	)(1)	$919
Year ended December 31, 2001
Deducted from asset accounts:
Allowance for doubtful accounts and returns	$919	$–	$(122	)(1)	$797
Year ended December 31, 2002
Deducted from asset accounts:
Allowance for doubtful accounts and returns	$797	$137	$–		$934

(1)
Net of uncollectible accounts written off.

S-1