Form 10-Q
period 2003-03-31
INTRUSION INC
filed 2003-05-13
CIK 736012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on May 9, 2003 was 20,648,425.

INTRUSION INC.

PART I - FINANCIAL INFORMATION

Item 1.             FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	March 31, 2003	Dec 31, 2002
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$945	$2,898
Short-term investments	7,300	7,825
Accounts receivable, less allowance for doubtful accounts $755 in 2003 and $934 in 2002	1,556	2,363
Inventories, net	1,726	1,411
Other assets	796	759
Total current assets	12,323	15,256
Property and equipment, net	1,222	1,597
Other assets	87	86
TOTAL ASSETS	$13,632	$16,939

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$2,740	$2,905
Deferred revenue	1,289	1,650
Total current liabilities	4,029	4,555
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized shares – 5,000, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized shares – 80,000 Issued shares – 20,688 in 2003 and 20,686 in 2002 Outstanding shares – 20,648 in 2003 and 20,646 in 2002	207	207
Common stock held in treasury, at cost – 40 shares	(362)	(362)
Additional paid-in capital	47,371	47,371
Accumulated deficit	(37,385)	(34,604)
Accumulated other comprehensive loss	(228)	(228)
Total stockholders’ equity	9,603	12,384
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,632	$16,939

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2003	March 31, 2002
Net sales	$1,476	$2,514

Cost of sales	1,004	1,709

Gross profit	472	805

Operating expenses:
Sales and marketing	1,863	3,902
Research and development	923	1,879
General and administrative	402	709
Amortization of intangibles	—	199
Severance costs	126	—

Operating loss	(2,842)	(5,884)

Interest income, net	61	89

Loss before income tax provision	(2,781)	(5,795)

Income tax provision	—	—

Loss from continuing operations	(2,781)	(5,795)

Income from discontinued operations	—	401

Net loss	$(2,781)	$(5,394)

Basic and diluted loss per share, continuing operations	$(0.13)	$(0.28)

Basic and diluted loss per share	$(0.13)	$(0.26)

Weighted average common shares outstanding, basic and diluted	20,648	20,632

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2003	March 31, 2002
Operating Activities:
Loss from continuing operations	$(2,781)	$(5,795)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	445	725
Changes in operating assets and liabilities:
Accounts receivable	807	1,084
Income taxes receivable	—	1,940
Inventories	(315)	867
Other assets	(38)	(342)
Accounts payable and accrued expenses	(165)	(623)
Deferred revenue	(361)	(230)
Net cash used in operating activities of continuing operations	(2,408)	(2,374)
Investing Activities:
Purchases of short-term investments	(1,000)	(4,525)
Maturities of short-term investments	1,525	3,752
Net purchases of property and equipment	(70)	(4)
Net cash provided by (used in) investing activities of continuing operations	455	(777)
Financing Activities:
Exercise of warrants and employee stock options	—	50
Issuance of shares in employee stock purchase plan	—	1
Other	—	(21)
Net cash provided by financing activities of continuing operations	—	30

Net cash provided by discontinued operations	—	596
Effect of foreign currency translation adjustments on cash and cash equivalents	—	6
Net decrease in cash and cash equivalents	(1,953)	(2,519)
Cash and cash equivalents at beginning of period	2,898	15,783
Cash and cash equivalents at end of period	$945	$13,264

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

We market and distribute our products through a direct sales force to end-users, distributors and by numerous domestic and international system integrators, managed service providers and value-added resellers.  Our end-user customers include manufacturing, technology, telecommunications, retail, transportation, health care, insurance, entertainment, utilities and energy companies, government agencies, financial institutions, and academic institutions.

We organized in Texas in September 1983 and reincorporated in Delaware in October 1995.  For more than 15 years, we provided local area networking equipment and were known as Optical Data Systems or ODS Networks.  On April 17, 2000, we announced plans to sell, or otherwise dispose of, our networking divisions, which include our Essential Communications Division (“Essential”) and our local area networking assets.  This plan was completed during March 2002.  We have accounted for these businesses as discontinued operations.  On June 1, 2000, we changed our name from ODS Networks, Inc. to Intrusion.com, Inc., and our NASDAQ ticker symbol from ODSI to INTZ to reflect our focus on intrusion detection solutions.  On November 1, 2001, we changed our name from Intrusion.com, Inc. to Intrusion Inc.

Our principal executive offices are located at 1101 East Arapaho Road, Richardson, Texas 75081, and our telephone number is (972) 234-6400.  Our website URL is www.intrusion.com.  References to “we”, “us”, “our” or “Intrusion Inc.” refer to Intrusion Inc. and its subsidiaries.

As of March 31, 2003, we had cash, cash equivalents and short-term investments in the amount of approximately $8.2 million, down from approximately $10.7 million as of December 31, 2002.  Although we believe we have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months, the sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control.  Moreover, despite actions to reduce our costs and improve our profitability, we expect our operating losses and net operating cash outflows to continue during 2003.  As a result, we may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability without obtaining additional financing.  We do not currently have any arrangements for financing and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding.  If our business does not generate sufficient cash flow from operations and sufficient future financings are not available, we may not be able to operate or grow our business, pay our expenses when due or fund our other liquidity needs.

2.                  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The December 31, 2002 balance sheet was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States.  However, we believe that the disclosures are adequate to make the information presented not misleading.  In our opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  The results of operations for the three months ending March 31, 2003 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period.  The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

3.               Recent Accounting Pronouncements

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”).  SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation.

SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, if the exercise price of an employee’s stock option equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.  As allowed by SFAS 123 and 148, the Company has elected to continue to utilize the accounting method prescribed by APB 25 and has adopted the disclosure requirements of SFAS 123 and SFAS 148.

4.               Foreign Currency Translation

On January 1, 2003, the Company elected to change the functional currency of its foreign operations to the United States dollar. This change in functional currency is supported by the fact that all foreign operations are funded monthly in United States dollars and the majority of revenue contracts are denominated in United States dollars.  Under United States dollar functional currency, the financial statements of foreign locations are remeasured from the recording currency to the United States dollar. The resulting remeasurement adjustment is recorded as foreign exchange gain or loss in the statement of operations. There is no translation adjustment to the separate component of stockholders’ equity or adjustment to comprehensive income. The effect of the change in functional currency had no material impact on results of operations. The accumulation of prior years’ translation adjustments remains on the balance sheet as a separate component of stockholders’ equity until part, or all, of the respective entities are disposed. During 2002, the financial statements were prepared using the local currency as the functional currency. All balance sheet accounts of foreign subsidiaries were translated at the current exchange rate as of the end of the accounting period. The resulting translation adjustment was previously recorded as a separate component of stockholders’ equity. Income statement items were previously translated at average currency exchange rates.

5.                  Inventories (In thousands)

Inventories consist of:
	March 31, 2003	December 31, 2002

Raw materials	$—	$70
Finished goods	1,593	1,157
Demonstration systems	133	184
Net inventory	$1,726	$1,411

6.                  Accounting for Stock-Based Compensation

We account for employee stock-based compensation under APB 25.  The following table summarizes relevant information as to the reported results under our intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provision of SFAS 123 had been applied for the quarters ended March 31, 2003 and March 31, 2002 (in thousands, except per share data):

		March 31, 2003	March 31, 2002

Net loss, as reported		$(2,781)	$(5,394)
Deduct:	Total stock-based compensation determined under fair value-based method for all awards	332	(452)
Pro forma net loss		$(2,449)	$(5,846)
Net loss per share:
Basic, as reported		$(0.13)	$(0.26)
Basic, pro forma		$(0.12)	$(0.28)
Diluted, as reported		$(0.13)	$(0.26)
Diluted, pro forma		$(0.12)	$(0.28)
Weighted–average shares used in computation:
Basic and Diluted		20,648	20,632

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

7.               Net Loss Per Share

We report two separate earnings per share (“EPS”) numbers, basic EPS and diluted EPS with additional disclosure made between continuing and discontinued operations.  Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding for the period.  Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common stock equivalents outstanding for the period.  Our common stock equivalents are not included in the diluted loss per share for the three-month periods ended March 31, 2003 and 2002 as they are antidilutive.  Such options are excluded due to incurring a net loss per share in the three-month periods or due to exercise prices exceeding the average market value of our common stock in the applicable period.

8.               Discontinued Operations

In March 2002 we sold the assets of our last remaining discontinued operation, our Essential Communications division, for $1.0 million, generating a gain on sale of $0.4 million, which we have shown as a gain from discontinued operations in the accompanying financial statements.

A condition of the sale was to give Essential personnel 60 days to exit Essential’s leased facility, the obligation for which we retained as part of the sale.  Included in the gain on the sale of Essential was management’s estimate of $0.3 million to terminate this lease agreement, which was equivalent to 2 years lease and maintenance of the facility.  The contractual term of the lease ran through February 2009.  Successful termination of the lease during the fourth quarter of 2002 for less than $0.3 million resulted in additional gain on sale of $0.1 million.

The following represents a summary of gains and losses from discontinued operations (In thousands):

Three Months Ended March 31, 2002
Net sales	$727
Cost of sales	323
Gross profit	404

Operating expenses	502
Operating loss	(98)

Gain on sale	499
Income before income taxes	401

Income tax benefit	—

Income from discontinued operations	$401

9.               Commitments and Contingencies

We are subject to legal proceedings and claims that arise in the ordinary course of business.  We do not believe that the outcome of those matters will have a material adverse affect on our consolidated financial position, operating results or cash flows.  However, there can be no assurance such legal proceedings will not have a material impact.

On March 22, 2002, Morgan Newton Company, L.P. (“Morgan Newton”) filed suit against us in Dallas County District Court, Case No. DV02-02339-C, alleging claims for breach of contract, promissory estoppel, and fraud.  The claims arise out of an alleged oral representation to Morgan Newton concerning a request for quotation for the purchase of a large amount of Morgan Newton’s products.  Morgan Newton has not specified the amount of damages it is seeking in the lawsuit, but it is possible that Morgan Newton may be seeking damages in excess of $2.0 million.  In addition to actual damages, Morgan Newton is also seeking attorney’s fees and punitive damages.  We believe Morgan Newton’s claims are without merit and intend to vigorously defend this lawsuit, generally denying all claims and asserting certain affirmative defenses.  As of this time, discovery is substantially underway, and trial has been scheduled for October 2003.  Due to the uncertainty of the ultimate result of this suit, we have not recorded a liability related to the suit at March 31, 2003 or December 31, 2002.

Item 2.                                                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements concerning: the difficulties in forecasting future sales caused by current economic and market conditions, the effect of military actions on government and corporate spending on information security products, the impact of our cost reduction programs and our refocused product line, the difficulties and uncertainties in successfully developing and introducing new products, our ability to continue to meet operating expenses through current cash flow or additional financings, the continuance and strength of our relationship with Check Point, the highly competitive market for our products, difficulties in accurately estimating market growth, the consolidation of the information security industry, the impact of changing economic conditions, business conditions in the information security industry, our ability to manage acquisitions effectively, our ability to manage discontinued operations effectively, the impact of market peers and their products as well as risks concerning future technology and others identified in our Annual Report on Form 10-K and other Securities and Exchange Commission filings.  Such forward-looking statements are generally accompanied by words such as “plan,” “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate,” “may” or other words that convey uncertainty of future events or outcomes.  These forward-looking statements and other statements made elsewhere in this report are made in reliance on the Private Securities Litigation Reform Act of 1995.  The section below entitled “Factors That May Affect Future Results of Operations” sets forth and incorporates by reference certain factors that could cause actual future results of the company to differ materially from these statements.

Overview

We develop, market and support network intrusion detection systems and VPN/firewall appliances that address vital security issues facing organizations deploying business applications over the Internet or internally via Intranets.

We market and distribute our products through a direct sales force to end-users, distributors and by numerous domestic and international system integrators, managed service providers and value-added resellers.  Our end-user customers include manufacturing, technology, telecommunications, retail, transportation, health care, insurance, entertainment, utilities and energy companies, government agencies, financial institutions, and academic institutions.

We organized in Texas in September 1983 and reincorporated in Delaware in October 1995.  For more than 15 years, we provided local area networking equipment and were known as Optical Data Systems or ODS Networks.  On April 17, 2000, we announced plans to sell, or otherwise dispose of, our networking divisions, which include Essential and our local area networking assets.  In accordance with these plans, we have accounted for these businesses as discontinued operations.  On June 1, 2000, we changed our name from ODS Networks, Inc. to Intrusion.com, Inc., and our NASDAQ ticker symbol from ODSI to INTZ to reflect our focus on intrusion detection solutions.  On November 1, 2001, we changed our name from Intrusion.com, Inc. to Intrusion Inc.

Our principal executive offices are located at 1101 East Arapaho Road, Richardson, Texas 75081, and our telephone number is (972) 234-6400.  Our website URL is www.intrusion.com.  References to “we”, “us”, “our” or “Intrusion Inc.” refer to Intrusion Inc. and its subsidiaries.

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

We have signed distribution agreements with distributors in the United States, Europe and Asia.  In general, these relationships are non-exclusive.  Distributors typically maintain an inventory of our products.  Under these agreements, we provide certain protection to the distributors for their inventory of our products for price reductions as well as products that are slow-moving or have been discontinued by us.  Recognition of sales to distributors and related gross profits are deferred until the merchandise is resold by the distributors.  However, since we have legally sold the inventory to the distributor and we no longer have care, custody or control over the inventory, we recognize the trade accounts receivable and reduce inventory related to the sale at the time of shipment to the distributor.  The deferred revenue in the accompanying financial statements is offset by deferred cost of sales.

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

	Three Months Ended
	March 31, 2003	March 31, 2002
Net sales	100.0%	100.0%
Cost of sales	68.0	68.0
Gross profit	32.0%	32.0%
Operating expenses:
Sales and marketing	126.2	155.2
Research and development	62.5	74.7
General and administrative	27.2	28.2
Amortization of intangibles	—	7.9
Severance costs	8.5	—
Operating loss	(192.4)	(234.0)

Interest income, net	4.1	3.5
Loss before income tax provision	(188.3)	(230.5)

Income tax provision	—	—

Loss from continuing operations	(188.3)	(230.5)
Income from discontinued operations	—	16.0

Net loss	(188.3)	(214.5)

	Three Months Ended
	March 31, 2003	March 31, 2002
Domestic sales	48.4%	70.4%
Export sales to:
Europe	37.3	7.3
Canada	(0.7)	4.9
Asia	15.0	17.3
Latin America	0.0	0.1

Net sales	100.0%	100.0%

Net Sales.  Net sales for the quarter ended March 31, 2003 decreased to $1.5 million compared to $2.5 million for the same period of 2002 as sales from our first generation security products decreased.  In addition, bad economic conditions and the war in Iraq negatively impacted our sales of SecureNet network intrusion detection products and PDS security appliance products.

Export Sales.  Export sales for the quarter ended March 31, 2003 increased to $0.8 million compared to $0.7 million for the same period of 2002 as sales from our SecureNet Pro intrusion detection product family, PDS security appliance family and other security product lines increased.

Concentration of Sales.  Sales to the U.K. Government were 11.4% of total sales for the quarter ended March 31, 2003, compared to 0.0% for the same period of 2002.  Sales to Unipalm Corporation were 9.9% of total sales for the quarter ended March 31, 2003, compared to 5.1% for the same period of 2002.  Sales to Westcon were 0.0% for the quarter ended March 31, 2003, compared to 13.4% for the same period of 2002.  Sales to Computer Science Corporation were 0.4% for the quarter ended March 31, 2003 compared to 10.4% for the same period of 2002.  Sales to all U.S Government entities in total was $0.1 million or 6.4% of net sales for the quarter ended March 31, 2003 compared to $0.4 million or 14.3% of net sales for the quarter ended March 31, 2002.  We expect the concentration of sales to continue with various customers, as the concentration mix may vary depending upon the timing of certain sales.

Gross Profit.  Gross profit was $0.5 million or 32.0% of net sales for the quarter ended March 31, 2003, compared to $0.8 million or 32.0% of net sales for the quarter ended March 31, 2002. Gross profit margins as a percentage of net sales were consistent with the same period in the prior year.

Gross profit as a percentage of net sales is impacted by several factors, including shifts in product mix, changes in channels of distribution, sales volume, fluctuations in manufacturing costs, pricing strategies, and fluctuations in sales of integrated third-party products.

Sales and Marketing.  Sales and marketing expenses decreased to $1.9 million for the quarter ended March 31, 2003, compared to $3.9 million for the quarter ended March 31, 2002, primarily due to the reorganization of our sales and marketing departments, including a reduction in headcount, and other cost reduction initiatives.  We expect to continue to implement cost reduction initiatives in the second quarter 2003.  Sales and marketing expenses may vary as a percentage of net sales in the future.

Research and Development.  Research and development expenses decreased to $0.9 million for the quarter ended March 31, 2003, compared to $1.9 million for the quarter ended March 31, 2002. Research and development costs are expensed in the period incurred.  Research and development expenses decreased in the quarter ended March 31, 2003, compared to the same period in 2002 as we reduced the research and development workforce and focused more of our development efforts on our core security products, SecureNet Pro and PDS security appliances, while reducing efforts on our other security products. Research and development expenses may vary as a percentage of net sales in the future.

General and Administrative.  General and administrative expenses decreased to $0.4 million for the quarter ended March 31, 2003, compared to $0.7 million for the quarter ended March 31, 2002, primarily due to the restructuring done in 2002, including a reduction in headcount, and other cost reduction initiatives.  It is expected that general and administrative expenses will remain relatively constant throughout the remainder of the year.  General and administrative expense may vary as a percentage of net sales in the future.

Amortization.  Amortization expenses ceased at December 31, 2002 due to the impairment charge taken during December 2002 to write down the balance of all intangible assets to zero.  Amortization expense for the three months ended March 31, 2003 decreased to $0.0 million compared to $0.2 million for the same period in 2002.

Severance Costs.  Severance costs of $0.1 million for the three-month period ended March 31, 2003 consists of severance expense as a result of additional reductions in force.  There were no severance charges for the same period in the prior year.

Interest.  Net interest income remained relatively constant at $0.1 million for the quarter ended March 31, 2003 and 2002.  The slight decrease in interest income was primarily due to the reduced overall cash balances resulting from operating losses.  Net interest income may vary in the future based on our cash flow and rate of return on investments.

Liquidity and Capital Resources

Our principal source of liquidity at March 31, 2003 is approximately $0.9 million of cash and cash equivalents and $7.3 million of short-term investments.  As of March 31, 2003 working capital was $8.3 million compared to $21.4 million as of March 31, 2002.

Cash used in continuing operations for the three months ended March 31, 2003 was $2.4 million, primarily due to an operating loss from continuing operations of $2.8 million, which is offset by depreciation expense and a decrease in accounts receivable, compared to cash used in operations of $2.4 million for the three months ended March 31, 2002, primarily due to an operating loss from continuing operations of $5.8 million, offset by a decrease in income taxes receivable, accounts receivable and inventories.  Future fluctuations in inventory balances, accounts receivable and accounts payable will be dependent upon several factors, including, but not limited to, quarterly sales, our strategy in building inventory in advance of receiving orders from customers, and the accuracy of our forecasts of product demand and component requirements.

Cash provided in investing activities of continuing operations in the three months ended March 31, 2003 was $0.5 million, which consisted primarily of the net maturity of short-term investments, compared to cash used in investing activities of $0.8 million for the three months ended March 31, 2002, which also consisted primarily of the net maturity of short-term investments.

Cash provided by financing activities of continuing operations in the three months ended March 31, 2003 was $0.5 thousand, as there were two thousand shares issued through the employee stock purchase plan during the quarter, compared to $30.0 thousand during the three months ended March 31, 2002, which was primarily the result of the exercise of employee stock options.

At March 31, 2003, the Company did not have any material commitments for capital expenditures.

During the three months ended March 31, 2003, the Company funded its operations through the use of cash and cash equivalents.

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

Factors That May Affect Future Results of Operations

Numerous factors may affect our business and future results of operations.  These factors include, but are not limited to, current economic and market conditions, the effect of military actions on government and corporate spending on information security products, technological changes, competition and market acceptance, acquisitions, product transitions, timing of orders, manufacturing and suppliers, reliance on outsourcing vendors and other partners, intellectual property and licenses, third-party products, dependence on government customers, international operations, intellectual property issues, liquidity and cash resources and effects of restructuring plans and cost reductions.  The discussion below addresses some of these and other factors.  For a more thorough discussion of these and other factors that may affect our business and future results, see the discussion under the caption “Factors That May Affect Future Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

Manufacturing and Suppliers.  Our operational strategy relies on outsourcing of product assembly and certain other operations.  There can be no assurance that we will effectively manage our third-party contractors or that these contractors will meet our future requirements for timely delivery of products of sufficient quality and quantity.  Further, we intend to introduce a number of new products and product enhancements in the remainder of 2003 and 2004 that will require that we rapidly achieve volume production of those new products by coordinating our efforts with those of our suppliers and contractors.  The inability of the third-party contractors to provide us with adequate supplies of high-quality products could cause a delay in our ability to fulfill orders and could have an adverse effect on our business, operating results and financial condition.

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

Intellectual Property and Licenses.  There are many patents held by companies, which relate to the design and manufacture of network security systems.  Holders of those could assert potential claims of infringement.  We could incur substantial costs in defending our company and our customers against any such claim regardless of the merits of such claims.  In the event of a successful claim of infringement, we may be required to obtain one or more licenses from third parties.  There can be no assurance that we could obtain the necessary licenses on reasonable terms.

Sufficiency of Cash Flow.  As of March 31, 2003, we had cash, cash equivalents and investments in the amount of approximately $8.2 million, down from approximately $10.7 million as of December 31, 2002.  Although we believe we have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months, the sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control.  Moreover, despite actions to reduce our costs and improve our profitability, we expect our operating losses and net operating cash outflows to continue during 2003 and into 2004.  As a result, we may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability without obtaining additional financing.  We do not currently have any arrangements for financing, and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding.  If our business does not generate sufficient cash flow from operations and sufficient future financings are not available, we may not be able to operate or grow our business, pay our expenses when due or fund our other liquidity needs.

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

Impact of Government Customers.  $0.1 million or 6.4% of revenue in the quarter ended March 31, 2003 was derived from sales to all U.S. government entities compared to $0.4 million or 14.3% of revenue in the quarter ended March 31, 2002.  $0.2 million or 11.4% of revenue in the quarter ended March 31, 2003 was derived from sales to all U.K. government entities compared to $0.0 million or 0.0% of revenue in the quarter ended March 31, 2002.  We expect sales to the U.S. and foreign governments to represent a significant portion of our revenue in future periods.  Sales to the government present risks in addition to those involved in sales to commercial customers, including potential disruptions due to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience.

Effects of Military Actions.  The United States military actions or other events occurring in response or in connection to them, including future terrorist attacks against United States targets, actual conflicts involving the United States or it allies or military or trade disruptions could impact our operations, including by:

•                  reducing government or corporate spending on network security products;

•                  increasing the cost and difficulty in obtaining materials or shipping products; and

•                  affecting our ability to conduct business internationally.

Should such events occur, our business, operating results and financial condition could be materially and adversely affected.  The war in Iraq significantly reduced government spending in our market space and negatively impacted our first quarter earnings, as evidenced by the significant reduction in sales to U.S. government entities.

Restructuring and Cost Reductions.  We implemented a restructuring plan in April 2002.  The objective of our restructuring plan was to reduce our cost structure to a sustainable level that is consistent with the current macroeconomic environment.  We also implemented other strategic initiatives designed to strengthen our operations.  These plans involved, among other things, reductions in our workforce and facilities, aligning our organization around our business objectives, realignment of our sales force and changes in our sales management.  The workforce reductions, which continued into 2003, could result in temporary reduced productivity of our remaining employees.  Additionally, our customers and prospects may delay or forgo purchasing our products due to a perceived uncertainty caused by the restructuring and other changes.  Failure to achieve the desired results of our initiatives could seriously harm our business, results of operations and financial condition.

Potential Nasdaq Delisting.  The Nasdaq Stock Market maintains certain minimum requirements to maintain the listing for our common stock.  These requirements include a minimum bid price for our common stock of $1.00.  The trading price of our common stock has not been at least $1.00 since June 27, 2002, and we received a notice of noncompliance from Nasdaq on August 12, 2002.  In order to take advantage of additional grace periods for compliance, we transferred the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market, effective December 4, 2002.  Although we expect to continue to have the opportunity to regain compliance for listing on the Nasdaq National Market, if the minimum bid price of our common stock is not at least $1.00 for at least 10 consecutive trading days on or prior to August 7, 2003, Nasdaq may seek to delist our common stock from the Nasdaq SmallCap Market.  We cannot assure you that we will be able to meet the minimum bid price requirement prior to the deadline in order to maintain our listing on the Nasdaq SmallCap Market or that we will be able to maintain compliance with Nasdaq’s other continued listing requirements.

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

General.  Sales of our products fluctuate, from time to time, based on numerous factors, including customers’ capital spending levels and general economic conditions.  While certain industry analysts believe that there is a significant market for network security products, there can be no assurance as to the rate or extent of the growth of such market or the potential adoption of alternative technologies.  Currently, capital spending for information technology products, including security products is being adversely affected by uncertain economic conditions and world events such as the war in Iraq.  Future declines in network security product sales as a result of general economic conditions, adoption of alternative technologies or any other reason could have a material adverse effect on our business, operating results and financial condition.

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

Item 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange.  Revenue originating outside the U.S. in the quarters ended March 31, 2003 and 2002 was 51.6% and 29.6% of total revenues, respectively. International sales are made mostly from our foreign sales subsidiaries in the local countries and are typically denominated in U.S. dollars.  These subsidiaries incur most of their expenses in the local currency.

Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility.  Accordingly, our future results could be materially adversely affected by changes in these or other factors.  The effect of foreign exchange rate fluctuations on us in 2003, 2002 and 2001 was not material.

Foreign Currency Translation – On January 1, 2003, the Company elected to change the functional currency of its foreign operations to the United States dollar. This change in functional currency is supported by the fact that all foreign operations are funded monthly in United States dollars and the majority of a revenue contracts are denominated in United States dollars.  Under United States dollar functional currency, the financial statements of foreign locations are remeasured from the recording currency to the United States dollar. The resulting remeasurement adjustment is recorded as foreign exchange gain or loss in the statement of operations. There is no translation adjustment to the separate component of stockholders’ equity or adjustment to comprehensive income. The effect of the change in functional currency had no material impact on results of operations. The accumulation of prior years’ translation adjustments remains on the balance sheet as a separate component of stockholders’ equity until part, or all, of the respective entities are disposed. During 2002, the financial statements were prepared using the local currency as the functional currency. All balance sheet accounts of foreign subsidiaries were translated at the current exchange rate as of the end of the accounting period. The resulting translation adjustment was recorded as a separate component of stockholders’ equity. Income statement items were translated at average currency exchange rates.

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

Investments in fixed rate interest earning instruments carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates.  Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities, which have seen a decline in market value due to changes in interest rates.  Our investment securities are held for purposes other than trading.  The weighted-average of the stated coupon interest rate on investment securities at March 31, 2003 was 6.61%.  Due to amortization of premiums and discounts paid, the actual rate of return will vary from the weighted-average stated coupon interest rate.  The fair value of investments held at March 31, 2003 approximated amortized cost.

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

On March 22, 2002, Morgan Newton Company, L.P. (“Morgan Newton”) filed suit against us in Dallas County District Court, Case No. DV02-02339-C, alleging claims for breach of contract, promissory estoppel, and fraud.  The claims arise out of an alleged oral representation to Morgan Newton concerning a request for quotation for the purchase of a large amount of Morgan Newton’s products.  Morgan Newton has not specified the amount of damages it is seeking in the lawsuit, but it is possible that Morgan Newton may be seeking damages in excess of $2.0 million.  In addition to actual damages, Morgan Newton is also seeking attorney’s fees and punitive damages.  We believe Morgan Newton’s claims are without merit and intend to vigorously defend this lawsuit, generally denying all claims and asserting certain affirmative defenses.  As of this time, discovery is substantially underway, and trial has been scheduled for October 2003.  Due to the uncertainty of the ultimate result of this suit, we have not recorded a liability related to the suit at March 31, 2003 or December 31, 2002.

Item 6.                                                             EXHIBITS AND REPORTS ON FORM 8-K

During the quarter ended March 31, 2003, we filed the following reports on Form 8-K:

•                   Report on Form 8-K filed on March 11, 2003, announcing the appointment of KBA Group LLP as our independent auditors.

The following Exhibits are attached:

•                   Exhibit 10.1 – Employment Agreement for Aaron Bawcom

•                   Exhibit 99.1 – Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

•                  Exhibit 99.2 – Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRUSION INC.

Date: May 13, 2003	/s/ Michael L. Paxton
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

Date: May 13, 2003	By:	/s/ G. Ward Paxton
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

Date: May 13, 2003	By:	/s/ Michael L. Paxton
Michael L. Paxton
Vice President, Chief Financial Officer Treasurer and Secretary