Form 10-Q
period 2003-06-30
INTRUSION INC
filed 2003-08-13
CIK 736012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on August 13, 2003 was 20,649,425.

INTRUSION INC.

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30, 2003	Dec 31, 2002
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,030	$2,898
Short-term investments	5,050	7,825
Accounts receivable, less allowance for doubtful accounts $644 in 2003 and $934 in 2002	961	2,363
Inventories, net	1,556	1,411
Other assets	341	759
Total current assets	8,938	15,256
Property and equipment, net	832	1,597
Other assets	81	86
TOTAL ASSETS	$9,851	$16,939

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$2,033	$2,905
Deferred revenue	1,148	1,650
Total current liabilities	3,181	4,555
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized shares – 5,000, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized shares – 80,000, Issued shares – 20,688 in 2003 and 20,686 in 2002, Outstanding shares – 20,648 in 2003 and 20,646 in 2002	207	207
Common stock held in treasury, at cost – 40 shares	(362)	(362)
Additional paid-in capital	47,371	47,371
Accumulated deficit	(40,318)	(34,604)
Accumulated other comprehensive loss	(228)	(228)
Total stockholders’ equity	6,670	12,384
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,851	$16,939

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net sales	$1,483	$1,465	$2,959	$3,979

Cost of sales	1,091	1,142	2,095	2,851

Gross profit	392	323	864	1,128

Operating expenses:
Sales and marketing	1,923	3,197	3,786	7,099
Research and development	901	1,485	1,824	3,364
General and administrative	446	615	848	1,323
Amortization of intangibles	—	199	—	399
Severance costs	118	200	244	200

Operating loss	(2,996)	(5,373)	(5,838)	(11,257)

Other income	10	—	10	—
Interest income, net	53	108	114	198

Loss before income tax provision	(2,933)	(5,265)	(5,714)	(11,059)

Income tax benefit	—	608	—	608

Loss from continuing operations	(2,933)	(4,657)	(5,714)	(10,451)

Gain from discontinued operations, net of taxes	—	—	—	401

Net loss	$(2,933)	$(4,657)	$(5,714)	$(10,050)

Basic and diluted loss per share, continuing operations	$(0.14)	$(0.23)	$(0.28)	$(0.51)

Basic and diluted loss per share	$(0.14)	$(0.23)	$(0.28)	$(0.49)

Weighted average common shares outstanding, basic and diluted	20,648	20,643	20,648	20,638

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2003	June 30, 2002
Operating Activities:
Loss from continuing operations	$(5,714)	$(10,451)
Adjustments to reconcile loss from continuingoperations to net cash used in operating activities of continuing operations:
Depreciation and amortization	850	1,450
Provision for doubtful accounts	(290)	(75)
Changes in operating assets and liabilities:
Accounts receivable	1,692	1,972
Income taxes receivable	—	2,779
Inventories	(145)	1,601
Other assets	423	(755)
Accounts payable and accrued expenses	(872)	(1,645)
Deferred revenue	(502)	(206)
Net cash used in operating activities of continuingoperations	(4,558)	(5,330)
Investing Activities:
Purchases of short-term investments	(2,150)	(9,125)
Maturities of short-term investments	4,925	7,002
Net purchases of property and equipment	(85)	(37)
Net cash provided by (used in) investing activities ofcontinuing operations	2,690	(2,160)
Financing Activities:
Exercise of warrants and employee stock options	—	50
Issuance of shares in employee stock purchase plan	—	1
Other	—	(21)
Net cash provided by financing activities ofcontinuing operations	—	30
Net cash provided by discontinued operations	—	485
Effect of foreign currency translation adjustmentson cash and cash equivalents	—	(3)
Net decrease in cash and cash equivalents	(1,868)	(6,978)
Cash and cash equivalents at beginning of period	2,898	15,783
Cash and cash equivalents at end of period	$1,030	$8,805

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.               Description of Business

We develop, market and support network intrusion detection systems (IDS) and VPN/firewall appliances that address vital security issues facing enterprise and government entities that rely on their networks for daily operations.

Our Intrusion SecureNet network intrusion detection system provides users a broad and accurate detection technology, simple deployment options and a highly intuitive management interface. The SecureNet Sensor can be deployed on 10, 100, 250Mb/s and Gigabit networks as either an all-inclusive Hardware-Appliance or using Intrusion’s Software-Appliance CD, which can turn certain standard network servers into IDS Sensors. Both Hardware-Appliances and Software-Appliances take advantage of the Intrusion SecureNet WBI Sensor web-browser management interface that can be accessed from anywhere in the enterprise. Centralized event monitoring and system management is done with the Intrusion SecureNet Provider, three-tier centralized management system.

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

We organized in Texas in September 1983 and reincorporated in Delaware in October 1995.  For more than 15 years, we provided local area networking equipment and were known as Optical Data Systems or ODS Networks.  On April 17, 2000, we announced plans to sell, or otherwise dispose of, our networking divisions, which included our Essential Communications Division (“Essential”) and our local area networking assets.  This plan was completed during March 2002.  We have accounted for these businesses as discontinued operations.  On June 1, 2000, we changed our name from ODS Networks, Inc. to Intrusion.com, Inc., and our NASDAQ ticker symbol from ODSI to INTZ to reflect our focus on intrusion detection solutions.  On November 1, 2001, we changed our name from Intrusion.com, Inc. to Intrusion Inc.

Our principal executive offices are located at 1101 East Arapaho Road, Richardson, Texas 75081, and our telephone number is (972) 234-6400.  Our website URL is www.intrusion.com.  References to “we”, “us”, “our” or “Intrusion Inc.” refer to Intrusion Inc. and its subsidiaries.

2.               Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The December 31, 2002 balance sheet was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States.  However, we believe that the disclosures are adequate to make the information presented not misleading.  In our opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  The results of operations for the three and six month periods ending June 30, 2003 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period.  The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

At June 30, 2003, the Company had approximately $6.1 million of unrestricted cash, cash equivalents and short-term investments, down from approximately $10.7 million as of December 31, 2002.  The Company funded its operations and met cash requirements during the quarter by selling a portion of short-term investments.  The sale of short-term investments resulted in a higher cash balance at quarter end when compared to the previous quarter.  Although we believe that we have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months based on our internal estimates and our operating plan, the sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control.  This plan is benefited by further cost reduction actions that are scheduled to take place in the third quarter this year.  The Company plans to allocate resources to markets and opportunities that offer higher margin and larger sales dollars.  Despite actions to reduce our costs and improve our profitability, we expect our operating losses and net operating cash outflows to continue through 2003.  As a result, we may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability without obtaining additional financing.  However, there is no assurance that financing will be available on acceptable terms or in a timely manner, if at all.  If our business does not generate sufficient cash flow from operations and sufficient future financings are not available, we may not be able to operate or grow our business, pay our expenses when due or fund our other liquidity needs.

The consolidated financial statements do not include any adjustments that might result from the outcome of any of the uncertainties discussed above.

3.               Recent Accounting Pronouncements

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

4.               Foreign Currency Translation

On January 1, 2003, the Company elected to change the functional currency of its foreign operations to the United States dollar. This change in functional currency is supported by the fact that all foreign operations are funded monthly in United States dollars and the majority of revenue contracts are denominated in United States dollars.  Under United States dollar functional currency, the financial statements of foreign locations are remeasured from the recording currency to the United States dollar. The resulting remeasurement adjustment is recorded as foreign exchange gain or loss in the statement of operations. There is no translation adjustment to the separate component of stockholders’ equity or adjustment to comprehensive income. The effect of the change in functional currency had no material impact on results of operations. The accumulation of prior years’ translation adjustments remains on the balance sheet as a separate component of stockholders’ equity until part, or all, of the respective entities are disposed. During 2002, the financial statements were prepared using the local currency as the functional currency. All balance sheet accounts of foreign subsidiaries were translated at the current exchange rate as of the end of the accounting period. The resulting translation adjustment was previously recorded as a separate component of stockholders’ equity. Income statement items are previously translated at average currency exchange rates.

5.               Inventories (In thousands)

Inventories consist of:	June 30, 2003	December 31, 2002

Raw materials	$—	$70
Finished goods	1,467	1,157
Demonstration systems	89	184
Net inventory	$1,556	$1,411

6.               Accounting for Stock-Based Compensation

We account for employee stock-based compensation under APB 25.  The following table summarizes relevant information as to the reported results under our intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provision of SFAS 123 had been applied for the quarters ended June 30, 2003 and June 30, 2002 and the six months ended June 30, 2003 and June 30, 2002 (in thousands, except per share data):

	Quarter Ended June 30, 2003	Quarter Ended June 30, 2002	Six Months June 30, 2003	Six Months June 30, 2002

Net loss, as reported	$(2,933)	$(4,657)	$(5,714)	$(10,050)
Add (Deduct): Total stock-based compensation determined under fair value-based method for all awards	4_	16	336	(437)
Pro forma net loss	$(2,929)	$(4,641)	$(5,378)	$(10,487)

Net loss per share:
Basic, as reported	$(0.14)	$(0.23)	$(0.28)	$(0.49)
Basic, pro forma	$(0.14)	$(0.22)	$(0.26)	$(0.51)
Diluted, as reported	$(0.14)	$(0.23)	$(0.28)	$(0.49)
Diluted, pro forma	$(0.14)	$(0.22)	$(0.26)	$(0.51)
Weighted-average shares used in computation:
Basic and diluted	20,648	20,643	20,648	20,638

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

7.               Net Loss Per Share

We report two separate earnings per share (“EPS”) numbers, basic EPS and diluted EPS.  Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding for the period.  Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common stock equivalents outstanding for the period.  Our common stock equivalents are not included in the diluted loss per share for the three and six-month periods ended June 30, 2003 and 2002, as they are antidilutive.  Such options are excluded due to incurring a net loss per share in the applicable period.

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

Six Months Ended June 30, 2002
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

On March 22, 2002, Morgan Newton Company, L.P. (“Morgan Newton”) filed suit against us in Dallas County District Court, Case No. DV02-02339-C, alleging claims for breach of contract, promissory estoppel, and fraud.  The claims arise out of an alleged oral representation to Morgan Newton concerning a request for quotation for the purchase of a large amount of Morgan Newton’s products.  Morgan Newton has not specified the amount of damages it is seeking in the lawsuit, but it is possible that Morgan Newton may be seeking damages in excess of $2.0 million.  In addition to actual damages, Morgan Newton is also seeking attorney’s fees and punitive damages.  We believe Morgan Newton’s claims are without merit and intend to vigorously defend this lawsuit, generally denying all claims and asserting certain affirmative defenses.  As of this time, discovery is substantially underway, and trial has been scheduled for October 2003.  Due to the uncertainty of the ultimate result of this suit, we have not recorded a liability related to the suit at June 30, 2003 or December 31, 2002.

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

Overview

We develop, market and support network intrusion detection systems and VPN/firewall appliances that address vital security issues facing enterprise and government entities that rely on their networks for daily operations.

Our Intrusion SecureNet network IDS provides users a broad and accurate detection technology, simple deployment options and a highly intuitive management interface. The SecureNet Sensor can be deployed on 10, 100, 250Mb/s and Gigabit networks as either an all-inclusive Hardware-Appliance or using Intrusion’s Software-Appliance CD, which can turn certain standard network servers into IDS Sensors. Both Hardware-Appliances and Software-Appliances take advantage of the Intrusion SecureNet WBI Sensor web-browser management interface that can be accessed from anywhere in the enterprise. Centralized event monitoring and system management is done with the Intrusion SecureNet Provider, three-tier centralized management system.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, warranty obligations, restructuring, maintenance contracts and contingencies.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

We recognize software revenue from the licensing of our software products in accordance with Statement of Position (“SOP”) No. 97-2 “Software Revenue Recognition” and SOP 98-9 “Modification of 97-2, Software Revenue Recognition, with respect to certain transactions” whereby revenue from the licensing of our products is not recognized until all four of the following conditions have been met: i) execution of a written purchase order, license agreement or contract; ii) shipment of the product has occurred; iii) the license fee is fixed and determinable; and iv) collectibility is probable.  The Company defers and recognizes maintenance and support revenue over the term of the contract period, which is generally one year.

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

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.6	78.0	70.8	71.7
Gross profit	26.4	22.0	29.2	28.3
Operating expenses:
Sales and marketing	129.7	218.2	127.9	178.4
Research and development	60.8	101.4	61.6	84.5
General and administrative	30.1	42.0	28.7	33.2
Amortization of intangibles	—	13.6	—	10.0
Severance costs	8.0	13.7	8.2	5.0
Operating loss	(202.2)	(366.9)	(197.2)	(282.8)

Other income	0.7	—	0.3	—
Interest income, net	3.6	7.4	3.9	5.0
Loss before income tax provision	(197.9)	(359.5)	(193.0)	(277.8)

Income tax benefit	—	41.5	—	15.3

Loss from continuing operations	—	(318.0)	—	(262.5)
Gain from discontinuedoperations, net of taxes	—	0.0	—	10.1

Net loss	(197.9)	(318.0)	(193.0)	(252.4)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Domestic sales	66.6%	66.1%	57.6%	68.9%
Export sales to:
Europe	24.6	10.8	30.9	8.6
Canada	1.9	10.4	0.6	6.9
Asia	6.6	12.2	10.8	15.4
Latin America	0.3	0.5	0.1	0.2

Net sales	100.0%	100.0%	100.0%	100.0%

Net Sales.  Net sales for the quarter and six months ended June 30, 2003 were $1.5 million and $3.0 million, respectively, compared to $1.5 million and $4.0 million, respectively, for the same periods of 2002.  Sales from our first generation security products continued to decrease and our sales of SecureNet network intrusion detection products and PDS security appliance products increased.  The world-wide economic slow down, combined with the military operations in Iraq and elsewhere, negatively impacted our government and non-government sales.

Export Sales.  Export sales for the quarter and six months ended June 30, 2003 were $0.5 million and $1.3 million respectively, compared to $0.5 million and $1.2 million, respectively, for the same period of 2002.  Sales from our SecureNet Pro intrusion detection product family, PDS security appliance family and other security product lines accounted for this slight increase.

Concentration of Sales.  There were no significant concentrations of sales (i.e. greater than 10%) during the second quarter or first six months of 2002 or 2003. We expect the lack of a concentration of sales to continue as we sell to various customers, and the concentration mix may vary depending upon the timing of certain sales.

Gross Profit.  Gross profit was $0.4 million or 26.4% of net sales for the quarter ended June 30, 2003, compared to $0.3 million or 22.0% of net sales for the quarter ended June 30, 2002. For the six months ended June 30, 2002, gross profit decreased to $0.9 million or 29.2% of net sales compared to $1.1 million or 28.3% of net sales for the same period in the prior year. Gross profit margins as a percentage of net sales were up for the quarter and six months ended June 30, 2003 primarily because of the change in product mix from lower margin hardware products to higher margin intrusion detection products.

Gross profit in 2003 was negatively impacted by the write off of prepaid licenses for products that are no longer sold by Intrusion.  The amortization of these prepaid licenses was accelerated during 2003 due to the termination of the underlying agreement on June 30, 2003.  The accelerated amortization related to these prepaid licenses for the three-month and six-month periods ended June 30, 2003 was $0.3 million and $0.4 million, respectively.  This accelerated amortization negatively impacted gross profit for the three-month and six-month periods ended June 30, 2003 by 17.1% and 14.7%, respectively.  The prepaid licenses related to this agreement have been fully amortized at June 30, 2003.

Gross profit as a percentage of net sales is impacted by several factors, including shifts in product mix, changes in channels of distribution, sales volume, fluctuations in manufacturing costs, pricing strategies, and fluctuations in sales of integrated third-party products.

Sales and Marketing.  Sales and marketing expenses decreased to $1.9 million for the quarter ended June 30, 2003, compared to $3.2 million for the quarter ended June 30, 2002. Sales and marketing expenses decreased to $3.8 million for the six months ended June 30, 2003 compared to $7.1 million for the same period of 2002. Sales and marketing expenses decreased in the quarter and six months ended June 30, 2003, compared to the same periods of 2002, primarily due to the reorganization of our sales and marketing departments and other cost reduction initiatives.  We expect sales and marketing expenses to continue to decline in the third quarter of 2003, in comparison to the second quarter of 2003 as we continue our cost reduction initiatives.  Sales and marketing expenses may vary as a percentage of net sales in the future.

Research and Development.  Research and development expenses decreased to $0.9 million for the quarter ended June 30, 2003, compared to $1.5 million for the quarter ended June 30, 2002. Research and development costs for the six months ended June 30, 2003 decreased to $1.8 million compared to $3.4 million for the same period in 2002. Research and development costs are expensed in the period incurred.  Research and development expenses decreased in the quarter and six months ended June 30, 2003, compared to the same periods in 2002 as we reduced the research and development workforce and focused more of our development efforts on our core security products, SecureNet Pro and PDS security appliances, while reducing efforts on our other security products. Research and development expenses may vary as a percentage of net sales in the future.

General and Administrative.  General and administrative expenses decreased to $0.4 million for the quarter ended June 30, 2003, compared to $0.6 million for the quarter ended June 30, 2002. General and administrative expensed decreased to $0.8 million for the six months ending June 30, 2003, compared to $1.3 million for the six months ending June 30, 2002. General and administrative expenses decreased in the quarter and six months ending June 30, 2003 compared to the same periods of 2002, primarily due to restructuring activities in 2002 and other cost reduction initiatives.  It is expected that general and administrative expenses will remain relatively constant throughout the remainder of the year.  General and administrative expense may vary as a percentage of net sales in the future.

Amortization.  Amortization expenses ceased at December 31, 2002 due to the impairment charge taken during December 2002 to write down the balance of all intangible assets to zero.

Severance Costs.  Severance costs of $0.1 million for the three-month period ended June 30, 2003 and $0.2 million for the six-month period ended June 30, 2003 consists of severance expense as a result of additional reductions in force.  There were severance charges for the three-month and six-month period ended June 30, 2002 of $0.2 million and $0.2 million, respectively.

Interest.  Net interest income remained relatively constant at $0.1 million for the quarter ended June 30, 2003, compared to $0.1 million for the same period in 2002.  Net interest income decreased to $0.1 million for the six months ended June 30, 2003, compared to $0.2 million for the six months ended June 30, 2002. The net interest income decreases were primarily due to the reduced overall cash balances resulting from operating losses.  Net interest income may vary in the future based on our cash flow and rate of return on investments.

Liquidity and Capital Resources

Our principal source of liquidity at June 30, 2003 is approximately $1.0 million of cash and cash equivalents and $5.1 million of short-term investments.  As of June 30, 2003 working capital was $5.8 million compared to $17.4 million as of June 30, 2002.

Cash used in continuing operations for the six months ended June 30, 2003 was $4.6 million, primarily due to an operating loss from continuing operations of $5.7 million, the provision for doubtful accounts and an increase in inventories, as well as decreases in accounts payable and accrued expenses and deferred revenue, which are offset by depreciation expense and decreases in accounts receivable and other assets, compared to cash used in operations of $5.3 million for the six months ended June 30, 2002, primarily due to an operating loss from continuing operations of $10.5 million, an increase in other assets and decreases in accounts payable and accrued expenses and deferred revenue, which are offset by a decrease in income taxes receivable, accounts receivable and inventories.  Future fluctuations in inventory balances, accounts receivable and accounts payable will be dependent upon several factors, including, but not limited to, quarterly sales, our strategy in building inventory in advance of receiving orders from customers, and the accuracy of our forecasts of product demand and component requirements.

Cash provided by investing activities in the six months ended June 30, 2003 was $2.7 million, which consisted primarily of purchases and maturities of short-term investments, compared to cash used in investing activities of $2.2 million for the six months ended June 30, 2002, which also consisted primarily of purchases and maturities of short-term investments.

Cash provided by financing activities in the six months ended June 30, 2003 was $0.5 thousand, as there were two thousand shares issued through the employee stock purchase plan during the period, compared to $30.0 thousand during the six months ended June 30, 2002, which was primarily the result of the exercise of employee stock options.

At June 30, 2003, the Company did not have any material commitments for capital expenditures.

During the six months ended June 30, 2003, the Company funded its operations through the use of cash and cash equivalents.

Based on the Company’s financial projections, the Company expects that cash on hand, along with short-term investments, and cash from its operations will be sufficient to fund operations for the next 12 months.  However, that plan is dependent upon decreases in operating expenses.  The Company funded its operations and met cash requirements during the quarter by selling a portion of short-term investments.  The sale of short-term investments resulted in a higher cash balance at quarter end when compared to the previous quarter.  Although we believe that we have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months based on our internal estimates and our operating plan, the sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control.  This plan is benefited by further cost reduction actions that are scheduled to take place in the third quarter this year.  The

Company plans to allocate resources to markets and opportunities that offer higher margin and larger sales dollars.  Despite actions to reduce our costs and improve our profitability, we expect our operating losses and net operating cash outflows to continue through 2003.  As a result, we may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability without obtaining additional financing.  However, there is no assurance that financing will be available on acceptable terms or in a timely manner, if at all.  If our business does not generate sufficient cash flow from operations and sufficient future financings are not available, we may not be able to operate or grow our business, pay our expenses when due or fund our other liquidity needs.

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

Sufficiency of Cash Flow.  At June 30, 2003, the Company had approximately $6.1 million of unrestricted cash, cash equivalents and short-term investments, down from approximately $10.7 million as of December 31, 2002.  The Company funded its operations and met cash requirements during the quarter by selling a portion of short-term investments.  The sale of short-term investments resulted in a higher cash balance at quarter end when compared to the previous quarter.  Although we believe that we have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months based on our internal estimates and our operating plan, the sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control.  This plan is benefited by further cost reduction actions that are scheduled to take place in the third quarter this year.  The Company plans to allocate resources to markets and opportunities that offer higher margin and larger sales dollars.  Despite actions to reduce our costs and improve our profitability, we expect our operating losses and net operating cash outflows to continue through 2003.  As a result, we may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability without obtaining additional financing.  However, there is no assurance that financing will be available on acceptable terms or in a timely manner, if at all.  If our business does not generate sufficient cash flow from operations and sufficient future financings are not available, we may not be able to operate or grow our business, pay our expenses when due or fund our other liquidity needs.

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

Dependence on Check Point Technologies.  A percentage of our sales are represented by our PDS family of security appliances, which are integrated with Check Point Software Technologies’ market-leading virtual private network and firewall security software.  We expect the percentage of sales represented by these products to decrease in the future.  Although we are a certified appliance partner of Check Point and our PDS products have received certification from Check Point, we have no long-term agreement or exclusive relationship with Check Point.  As a result, the loss or significant change in our relationship with Check Point, the failure of future PDS products to receive Check Point certification, the business failure of Check Point or its acquisition by or of one of our competitors, and the loss of market share of Check Point or market acceptance of its products could each have a material adverse effect on our business, financial condition and results of operations.

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

Impact of Government Customers.  $0.2 million or 13.6% and $0.3 million or 10.0% of revenue in the quarter and six months ended June 30, 2003, respectively, was derived from sales to the U.S. government, either directly by Intrusion or through system integrators and other resellers compared to $0.1 million or 8.1% and $0.5 million or 12.0% of revenue for the same periods in 2002.  $0.2 million or 7.5% of revenue in the six-month period ended June 30, 2003 was derived from sales to all U.K. government entities compared to $0.0 million or 0.0% of revenue for the same period ended June 30, 2002.  We expect sales to the U.S. and foreign governments to represent a significant portion of our revenue in future periods.  Sales to the government present risks in addition to those involved in sales to commercial customers, including potential disruptions due to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience.

Effects of Military Actions.  The United States military actions or other events occurring in response or in connection to them, including future terrorist attacks against United States targets, actual conflicts involving the United States or its allies, or military or trade disruptions could impact our operations, including by:

•                  reducing government or corporate spending on network security products;

•                  increasing the cost and difficulty in obtaining materials or shipping products; and

•                  affecting our ability to conduct business internationally.

Should such events occur, our business, operating results and financial condition could be materially and adversely affected.  The war in Iraq significantly reduced government spending in our market space and negatively impacted our first and second quarter earnings, as evidenced by the significant reduction in sales to U.S. government entities.

Restructuring and Cost Reductions.  We implemented a restructuring plan in April 2002 and are adopting additional cost-cutting initiatives.  The objective of these plans is to reduce our cost structure to a sustainable level that is consistent with the current macroeconomic environment and our cash flow projections.  We have also implemented other strategic initiatives designed to strengthen our operations.  These plans involved, among other things, reductions in our workforce and facilities, aligning our organization around our business objectives, realignment of our sales force and changes in our sales management.  The workforce reductions, which continued into 2003, could result in temporary reduced productivity of our remaining employees.  Additionally, our customers and prospects may delay or forgo purchasing our products due to a perceived uncertainty caused by the restructuring and other changes.  Failure to achieve the desired results of our initiatives could seriously harm our business, results of operations and financial condition.

Potential Nasdaq Delisting.  The Nasdaq Stock Market maintains certain minimum requirements to maintain the listing for our common stock.  These requirements include a minimum bid price for our common stock of $1.00.  We received a notice of noncompliance from Nasdaq on August 12, 2002.  In order to take advantage of additional grace periods for compliance, we transferred the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market, effective December 4, 2002.  Although we expect to continue to have the opportunity to regain compliance for listing on the Nasdaq National Market, if the minimum bid price of our common stock is not at least $1.00 for at least 10 consecutive trading days on or prior to November 5, 2003, Nasdaq may seek to delist our common stock from the Nasdaq SmallCap Market.  We cannot assure you that we will be able to meet the minimum bid price requirement prior to the deadline in order to maintain our listing on the Nasdaq SmallCap Market or that we will be able to maintain compliance with Nasdaq’s other continued listing requirements.

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

General.  Sales of our products fluctuate, from time to time, based on numerous factors, including customers’ capital spending levels and general economic conditions.  While certain industry analysts believe that there is a significant market for network security products, there can be no assurance as to the rate or extent of the growth of such market or the potential adoption of alternative technologies.  Currently, capital spending for information technology products, including security products is being adversely affected by uncertain economic conditions and world events such as current military conflicts in Iraq and elsewhere.  Future declines in network security product sales as a result of general economic conditions, adoption of alternative technologies or any other reason could have a material adverse effect on our business, operating results and financial condition.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange.  Revenue originating outside the U.S. in the quarters ended June 30, 2003, 2002 and 2001 was 33.4%, 33.9% and 38.2% of total revenues, respectively. Revenue originating outside the U.S. in the six months ended June 30, 2003, 2002 and 2001 was 42.4%, 31.1% and 29.1% of total revenues, respectively.  International sales are made mostly from our foreign sales subsidiaries in the local countries and are typically denominated in U.S. dollars.  These subsidiaries incur most of their expenses in the local currency.

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

Foreign Currency Translation – On January 1, 2003, the Company elected to change the functional currency of its foreign operations to the United States dollar. This change in functional currency is supported by the fact that all foreign operations are funded monthly in United States dollars and the majority of a revenue contracts are denominated in United States dollars.  Under United States dollar functional currency, the financial statements of foreign locations are remeasured from the recording currency to the United States dollar. The resulting remeasurement adjustment is recorded as foreign exchange gain or loss in the statement of operations. There is no translation adjustment to the separate component of stockholders’ equity or adjustment to comprehensive income. The effect of the change in functional currency had no material impact on results of operations. The accumulation of prior years’ translation adjustments remains on the balance sheet as a separate component of stockholders’ equity until part, or all, of the respective entities are disposed. During 2002, the financial statements were prepared using the local currency as the functional currency. All balance sheet accounts of foreign subsidiaries were translated at the current exchange rate as of the end of the accounting period. The resulting translation adjustment was recorded as a separate component of stockholders’ equity. Income statement items are translated at average currency exchange rates.

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

Investments in fixed rate interest earning instruments carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates.  Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities, which have seen a decline in market value due to changes in interest rates.  Our investment securities are held for purposes other than trading.  The weighted-average of the stated coupon interest rate on investment securities at June 30, 2003 was 6.71%.  Due to the amortization of premiums and discounts paid, the actual rate of return will vary from the weighted-average of the stated coupon interest rate.  The fair value of investments held at June 30, 2003 approximated amortized cost.

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

On March 22, 2002, Morgan Newton Company, L.P. (“Morgan Newton”) filed suit against us in Dallas County District Court, Case No. DV02-02339-C, alleging claims for breach of contract, promissory estoppel, and fraud.  The claims arise out of an alleged oral representation to Morgan Newton concerning a request for quotation for the purchase of a large amount of Morgan Newton’s products.  Morgan Newton has not specified the amount of damages it is seeking in the lawsuit, but it is possible that Morgan Newton may be seeking damages in excess of $2.0 million.  In addition to actual damages, Morgan Newton is also seeking attorney’s fees and punitive damages.  We believe Morgan Newton’s claims are without merit and intend to vigorously defend this lawsuit, generally denying all claims and asserting certain affirmative defenses.  As of this time, discovery is substantially underway, and trial has been scheduled for October 2003.  Due to the uncertainty of the ultimate result of this suit, we have not recorded a liability related to the suit at June 30, 2003.

Item 4.                                                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on April 24, 2003, at the Radisson Hotel, Dallas North in Richardson, Texas.  The following is a brief description of each matter voted upon by stockholders, including a number of votes cast for, against, or withheld with regard to each matter of nominee.

(1)                                  Election of five (5) directors to serve until the next Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.

	FOR	WITHHELD
G. Ward Paxton	19,431,882	244,896
T. Joe Head	19,438,582	238,196
James P. Buchanan	19,566,282	110,496
J. Fred Bucy, Jr.	19,566,932	109,846
Donald M. Johnston	19,565,932	109,846

(2)                                  Ratification and approval of selection by the Board of Directors of KBA Group LLP as independent auditors of the Registrant for the fiscal year ending December 31, 2003.

FOR	AGAINST	ABSTAIN
19,568,679	47,513	60,586

Item 6.                                                             EXHIBITS AND REPORTS ON FORM 8-K

During the quarter ended June 30, 2003, we filed the following reports on Form 8-K:

•                  None

The following Exhibits are attached:

•                  31.1 Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002

•                  31.2 Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002

•                  32.1 Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

•                  32.2 Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRUSION INC.

Date: August 13, 2003	/s/ Michael L. Paxton
Michael L. Paxton
Vice President, Chief Financial Officer,
Treasurer & Secretary
(Principal Financial & Accounting Officer)