Form 10-Q
period 2003-09-30
INTRUSION INC
filed 2003-11-13
CIK 736012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on November 13, 2003 was 20,650,425.

INTRUSION INC.

PART I - FINANCIAL INFORMATION

Item 1.             FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	Sept 30, 2003	Dec 31, 2002
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$1,691	$2,898
Short-term investments	2,950	7,825
Accounts receivable, less allowance for doubtful accounts $620 in 2003 and $934 in 2002	824	2,363
Inventories, net	1,489	1,411
Other assets	358	759
Total current assets	7,312	15,256
Property and equipment, net	492	1,597
Other assets	82	86
TOTAL ASSETS	$7,886	$16,939

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$2,737	$2,905
Deferred revenue	893	1,650
Total current liabilities	3,630	4,555
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized shares – 5,000, no shares issued and outstanding	—	—
Common stock, $.01 par value, authorized shares – 80,000, Issued shares – 20,690 in 2003 and 20,686 in 2002, Outstanding shares – 20,650 in 2003 and 20,646 in 2002	207	207
Common stock held in treasury, at cost – 40 shares	(362)	(362)
Additional paid-in capital	47,371	47,371
Accumulated deficit	(42,732)	(34,604)
Accumulated other comprehensive loss	(228)	(228)
Total stockholders’ equity	4,256	12,384
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,886	$16,939

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net sales	$1,556	$2,394	$4,515	$6,373

Cost of sales	895	1,322	2,991	4,173

Gross profit	661	1,072	1,524	2,200

Operating expenses:
Sales and marketing	1,313	2,507	5,099	9,606
Research and development	860	1,398	2,684	4,762
General and administrative	374	693	1,222	2,016
Amortization of intangibles	—	199	—	598
Litigation settlement	450	—	450	—
Severance costs	119	—	363	200

Operating loss	(2,455)	(3,725)	(8,294)	(14,982)

Other income	—	(7)	10	(7)
Interest income, net	43	83	156	281

Loss before income tax provision	(2,412)	(3,649)	(8,128)	(14,708)

Income tax benefit	—	—	—	(608)

Loss from continuing operations	(2,412)	(3,649)	(8,128)	(14,100)

Gain from discontinued operations, net of taxes	—	—	—	401

Net loss	$(2,412)	$(3,649)	$(8,128)	$(13,699)

Basic and diluted loss per share, continuing operations	$(0.12)	$(0.18)	$(0.39)	$(0.68)

Basic and diluted loss per share	$(0.12)	$(0.18)	$(0.39)	$(0.66)

Weighted average common shares outstanding, basic and diluted	20,650	20,645	20,649	20,640

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2003	September 30, 2002
Operating Activities:
Loss from continuing operations	$(8,128)	$(14,100)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	1,182	2,165
Provision for doubtful accounts	(314)	—
Changes in operating assets and liabilities:
Accounts receivable	1,853	2,063
Income taxes receivable	—	2,779
Inventories	(78)	2,317
Other assets	405	(372)
Accounts payable and accrued expenses	(168)	(2,321)
Deferred revenue	(757)	(117)
Net cash used in operating activities of continuing operations	(6,005)	(7,586)
Investing Activities:
Purchases of short-term investments	(3,450)	(12,565)
Maturities of short-term investments	8,325	12,002
Net purchases of property and equipment	(78)	(56)
Net cash provided by (used in) investing activities of continuing operations	4,797	(619)
Financing Activities:
Exercise of warrants and employee stock options	—	51
Issuance of shares in employee stock purchase plan	1	1
Net cash provided by financing activities of continuing operations	1	52

Net cash provided by discontinued operations	—	405
Effect of foreign currency translation adjustments on cash and cash equivalents	—	(88)
Net decrease in cash and cash equivalents	(1,207)	(7,836)
Cash and cash equivalents at beginning of period	2,898	15,783
Cash and cash equivalents at end of period	$1,691	$7,947

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

2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The December 31, 2002 balance sheet was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States.  However, we believe that the disclosures are adequate to make the information presented not misleading.  In our opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  The results of operations for the three and nine month periods ending September 30, 2003 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period.  The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

At September 30, 2003, the Company had approximately $4.6 million of unrestricted cash, cash equivalents and short-term investments, down from approximately $10.7 million as of December 31, 2002.  The Company funded its operations and met cash requirements during the quarter by selling a portion of short-term investments.  Although we believe that we have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months based on our internal estimates and our operating plan, the sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control.  This plan is benefited by further cost reduction actions that have already been taken, which should reduce expenses in the fourth quarter 2003 and first quarter 2004.  These reductions are primarily the result of a reduction in international sales personnel.  Additionally, the Company plans to allocate resources to markets and opportunities that offer higher margins and larger sales dollars.  Despite actions to reduce our costs and improve our profitability, we expect our operating losses and net operating cash outflows to continue at least through March 31, 2004.  As a result, we may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability without obtaining additional financing.  However, there is no assurance that financing will be available on acceptable terms or in a timely manner, if at all.  If our business does not generate sufficient cash flow from operations and sufficient future financings are not available, we may not be able to operate or grow our business, pay our expenses when due or fund our other liquidity needs.

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

5.  Inventories (In thousands)

Inventories consist of:	September 30, 2003	December 31, 2002

Raw materials	$—	$70

Finished goods	1,105	1,157

Work in process	203	—

Demonstration systems	181	184

Net inventory	$1,489	$1,411

6.  Accounting for Stock-Based Compensation

We account for employee stock-based compensation under APB 25.  The following table summarizes relevant information as to the reported results under our intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provision of SFAS 123 had been applied for the quarters ended September 30, 2003 and September 30, 2002 and the nine months ended September 30, 2003 and September 30, 2002 (in thousands, except per share data):

	Quarter Ended September 30, 2003	Quarter Ended September 30, 2002	Nine Months September 30, 2003	Nine Months September 30, 2002

Net loss, as reported	$(2,412)	$(3,649)	$(8,128)	$(13,699)
Add (Deduct): Total stock-based compensation determined under fair value-based method for all awards	(3)	(51)	331	(488)
Pro forma net loss	$(2,415)	$(3,700)	$(7,797)	$(14,187)

Net loss per share:
Basic, as reported	$(0.12)	$(0.18)	$(0.39)	$(0.66)
Basic, pro forma	$(0.12)	$(0.18)	$(0.38)	$(0.69)
Diluted, as reported	$(0.12)	$(0.18)	$(0.39)	$(0.66)
Diluted, pro forma	$(0.12)	$(0.18)	$(0.38)	$(0.69)
Weighted-average shares used in computation:
Basic and diluted	20,650	20,645	20,649	20,640

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

7.  Net Loss Per Share

We report two separate earnings per share (“EPS”) numbers, basic EPS and diluted EPS.  Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding for the period.  Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common stock equivalents outstanding for the period.  Our common stock equivalents are not included in the diluted loss per share for the three and nine-month periods ended September 30, 2003 and 2002, as they are antidilutive.  Such options are excluded due to incurring a net loss per share in the applicable period.

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

Nine Months Ended September 30, 2002
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

On March 22, 2002, Morgan Newton Company, L.P. (“Morgan Newton”) filed suit against us in Dallas County District Court, Case No. DV02-02339-C, alleging claims for breach of contract, promissory estoppel, and fraud.  The claims arise out of an alleged oral representation to Morgan Newton concerning a request for quotation for the purchase of a large amount of Morgan Newton’s products.  During the quarter ended September 30, 2003, Morgan Newton and Intrusion settled this matter, which resulted in a payment that is due to Morgan Newton during the fourth quarter of 2003.  The amount due of $450,000 was recorded as litigation settlement during the quarter ended September 30, 2003 and is included in accrued expenses at September 30, 2003.

Item 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements concerning: the difficulties in forecasting future sales caused by current economic and market conditions, the effect of military actions on government and corporate spending on information security products, the impact of our cost reduction programs and our refocused product line, the difficulties and uncertainties in successfully developing and introducing new products, our ability to continue to meet operating expenses through current cash flow or additional financings, the continuance and strength of our relationship with Check Point, a market-leading virtual private network and firewall security software company, the highly competitive market for our products, difficulties in accurately estimating market growth, the consolidation of the information security industry, the impact of changing economic conditions, business conditions in the information security industry, our ability to manage acquisitions effectively, our ability to manage discontinued operations effectively, the impact of market peers and their products as well as risks concerning future technology and others identified in our Annual Report on Form 10-K and other Securities and Exchange Commission filings.  Such forward-looking statements are generally accompanied by words such as “plan,” “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate,” “may” or other words that convey uncertainty of future events or outcomes.  These forward-looking statements and other statements made elsewhere in this report are made in reliance on the Private Securities Litigation Reform Act of 1995.  The section below entitled “Factors That May Affect Future Results of Operations” sets forth and incorporates by reference certain factors that could cause actual future results of the company to differ materially from these statements.

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

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.5	55.2	66.2	65.5
Gross profit	42.5	44.8	33.8	34.5
Operating expenses:
Sales and marketing	84.4	104.7	113.0	150.7
Research and development	55.3	58.4	59.4	74.7
General and administrative	24.0	28.9	27.1	31.6
Amortization of intangibles	—	8.3	—	9.4
Litigation Settlement	28.9	—	10.0	—
Severance costs	7.7	—	8.0	3.1
Operating loss	(157.8)	(155.6)	(183.7)	(235.1)
Other income	—	(0.3)	0.2	(0.1)
Interest income, net	2.7	3.5	3.5	4.4
Loss before income tax provision	(155.1)	(152.4)	(180.0)	(230.8)

Income tax benefit	—	—	—	(9.5)

Loss from continuing operations	(155.1)	(152.4)	(180.0)	(221.2)
Gain from discontinued operations, net of taxes	—	—	—	6.3

Net loss	(155.1)	(152.4)	(180.0)	(215.0)

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Domestic sales	76.8%	69.2%	64.2%	65.0%
Export sales to:
Europe	16.9	17.7	26.1	23.6
Canada	0.6	2.3	0.6	3.9
Asia	5.6	10.6	9.0	6.7
Latin America	0.1	0.2	0.1	0.8

Net sales	100.0%	100.0%	100.0%	100.0%

Net Sales.  Net sales for the quarter and nine months ended September 30, 2003 were $1.6 million and $4.5 million, respectively, compared to $2.4 million and $6.4 million, respectively, for the same periods of 2002.  Sales from our first generation security products continued to decrease and our sales of SecureNet network intrusion detection products increased.  The worldwide economic conditions continued to negatively impact our sales.

Export Sales.  Export sales for the quarter and nine months ended September 30, 2003 were $0.4 million and $1.6 million respectively, compared to $0.7 million and $2.0 million, respectively, for the same period of 2002.  The worldwide economic slow down coupled with our cost-cutting initiatives to concentrate our sales efforts on more profitable regions negatively impacted our export sales for the quarter.

Concentration of Sales.  There were no significant concentrations of sales (i.e. greater than 10%) during the third quarter or first nine months of 2002 or 2003. We expect the lack of a concentration of sales to continue as we sell to various customers, and the concentration mix may vary depending upon the timing of certain sales.  Although sales through direct and indirect channels to the U.S. Government entities totaled 19.1% and 13.2% of revenue for the three and nine-month periods ended September 30, 2003, respectively, sales to one U.S. government entity or sales through one indirect channel did not exceed 10% of revenue for either of the aforementioned periods.

Gross Profit.  Gross profit was $0.7 million or 42.5% of net sales for the quarter ended September 30, 2003, compared to $1.1 million or 44.8% of net sales for the quarter ended September 30, 2002. For the nine months ended September 30, 2003, gross profit decreased to $1.5 million or 33.8% of net sales compared to $2.2 million or 34.5% of net sales for the same period in the prior year. Gross profit as a percentage of net sales is impacted by several factors, including shifts in product mix, changes in channels of distribution, sales volume, fluctuations in manufacturing costs, pricing strategies, and fluctuations in sales of integrated third-party products.

Sales and Marketing.  Sales and marketing expenses decreased to $1.3 million for the quarter ended September 30, 2003, compared to $2.5 million for the quarter ended September 30, 2002. Sales and marketing expenses decreased to $5.1 million for the nine months ended September 30, 2003 compared to $9.6 million for the same period of 2002. Sales and marketing expenses decreased in the quarter and nine months ended September 30, 2003, compared to the same periods of 2002, primarily due to the reorganization of our sales and marketing departments and other cost reduction initiatives.  We expect sales and marketing expenses to continue to decline in the fourth quarter of 2003, in comparison to the third quarter of 2003 as we recognize the full benefit of our cost reduction initiatives.  Sales and marketing expenses may vary as a percentage of net sales in the future.

Research and Development.  Research and development expenses decreased to $0.9 million for the quarter ended September 30, 2003, compared to $1.4 million for the quarter ended September 30, 2002. Research and development costs for the nine months ended September 30, 2003 decreased to $2.7 million compared to $4.8 million for the same period in 2002. Research and development costs are expensed in the period incurred.  Research and development expenses decreased in the quarter and nine months ended September 30, 2003, compared to the same periods in 2002 as we reduced the research and development workforce and focused more of our development efforts on our core security products — SecureNet Network Intrusion Detection Systems and security appliances.  Research and development expenses may vary as a percentage of net sales in the future.

General and Administrative.  General and administrative expenses decreased to $0.4 million for the quarter ended September 30, 2003, compared to $0.7 million for the quarter ended September 30, 2002. General and administrative expensed decreased to $1.2 million for the nine months ending September 30, 2003, compared to $2.0 million for the nine months ending September 30, 2002. General and administrative expenses decreased in the quarter and nine months ending September 30, 2003 compared to the same periods of 2002, primarily due to restructuring activities in 2003, including reductions in personnel, and other cost reduction initiatives.  It is expected that general and administrative expenses will remain relatively constant throughout the remainder of the year.  General and administrative expense may vary as a percentage of net sales in the future.

Amortization.  Amortization expenses ceased at December 31, 2002 due to the impairment charge taken during December 2002 to write down the balance of all intangible assets to zero.

Severance Costs.  Severance costs of $0.1 million for the three-month period ended September 30, 2003 and $0.4 million for the nine-month period ended September 30, 2003 consists of severance expense as a result of additional reductions in force.  There were no severance charges for the three-month period ended September 30, 2002 and $0.2 million for the nine-month period ended September 30, 2002.

Litigation Settlement.  Litigation settlement charges relate to the litigation settlement agreement between Intrusion and Morgan Newton as discussed in Part II, Item 1 of this report.  Charges of $0.5 million, which were paid in October, were recognized and accrued during the quarter ended September 30, 2003.  This settlement concludes all obligations related to this litigation settlement.  There were no litigation settlement charges for the quarter or nine-month period ended September 30, 2002.

Interest.  Net interest income decreased to $0.0 million for the quarter ended September 30, 2003, compared to $0.1 million for the same period in 2002.  Net interest income decreased to $0.2 million for the nine months ended September 30, 2003, compared to $0.3 million for the nine months ended September 30, 2002. The net interest income decreases were primarily due to the reduced overall cash balances and decreased rates of return.  Net interest income may vary in the future based on our cash flow and rate of return on investments.

Liquidity and Capital Resources

Our principal source of liquidity at September 30, 2003 is approximately $1.7 million of cash and cash equivalents and $2.9 million of short-term investments.  As of September 30, 2003 working capital was $3.7 million compared to $14.4 million as of September 30, 2002.

Cash used in continuing operations for the nine months ended September 30, 2003 was $6.0 million, primarily due to an operating loss from continuing operations of $8.1 million, the provision for doubtful accounts and an increase in inventories, as well as decreases in accounts payable and accrued expenses and deferred revenue, which are offset by depreciation expense and decreases in accounts receivable and other assets, compared to cash used in operations of $7.6 million for the nine months ended September 30, 2002, primarily due to an operating loss from continuing operations of $14.1 million, which is offset by a decrease in income taxes receivable, accounts receivable and inventories.  Future fluctuations in inventory balances, accounts receivable and accounts payable will be dependent upon several factors, including, but not limited to, quarterly sales, our strategy in building inventory in advance of receiving orders from customers, and the accuracy of our forecasts of product demand and component requirements.

Cash provided by investing activities in the nine months ended September 30, 2003 was $4.8 million, which consisted primarily of purchases and maturities of short-term investments, compared to cash used in investing activities of $0.6 million for the nine months ended September 30, 2002, which also consisted primarily of purchases and maturities of short-term investments.

Cash provided by financing activities in the nine months ended September 30, 2003 was $1.0 thousand, as there were four thousand shares issued through the employee stock purchase plan during the period, compared to $52.0 thousand during the nine months ended September 30, 2002, which was primarily the result of the exercise of employee stock options.

At September 30, 2003, the Company did not have any material commitments for capital expenditures.

During the nine months ended September 30, 2003, the Company funded its operations through the use of cash and cash equivalents.

Based on the Company’s financial projections, the Company expects that cash on hand, along with short-term investments, and cash from its operations will be sufficient to fund operations for the next 12 months.  However, that plan is dependent upon decreases in operating expenses.  The Company funded its operations and met cash requirements during the quarter by selling a portion of short-term investments.  Although we believe that we have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months based on our internal estimates and our operating plan, the sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control.  This plan is benefited by further cost reduction actions that have already been taken, which should reduce expenses in the fourth quarter 2003 and first quarter 2004.  These reductions are primarily the result of a reduction in international sales personnel.  Additionally, the Company plans to allocate resources to markets and opportunities that offer higher margins and larger sales dollars.  Despite actions to reduce our costs and improve our profitability, we expect our operating losses and net operating cash outflows to continue at least through

March 31, 2004.  As a result, we may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability without obtaining additional financing.  However, there is no assurance that financing will be available on acceptable terms or in a timely manner, if at all.  If our business does not generate sufficient cash flow from operations and sufficient future financings are not available, we may not be able to operate or grow our business, pay our expenses when due or fund our other liquidity needs.

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

Sufficiency of Cash Flow.  At September 30, 2003, the Company had approximately $4.6 million of unrestricted cash, cash equivalents and short-term investments, down from approximately $10.7 million as of December 31, 2002.  The Company funded its operations and met cash requirements during the quarter by selling a portion of short-term investments.  Although we believe that we have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months based on our internal estimates and our operating plan, the sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control.  This plan is benefited by further cost reduction actions that have already been taken, which should reduce expenses in the fourth quarter 2003 and first quarter 2004.  These reductions are primarily the result of a reduction in international sales personnel.  Additionally, the Company plans to allocate resources to markets and opportunities that offer higher margins and larger sales dollars.  Despite actions to reduce our costs and improve our profitability, we expect our operating losses and net operating cash outflows to continue at least through March 31, 2004.  As a result, we may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability without obtaining additional financing.  However, there is no assurance that financing will be available on acceptable terms or in a timely manner, if at all.  If our business does not generate sufficient cash flow from operations and sufficient future financings are not available, we may not be able to operate or grow our business, pay our expenses when due or fund our other liquidity needs.

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

Impact of Government Customers.  $0.3 million or 19.1% and $0.6 million or 13.2% of revenue in the quarter and nine months ended September 30, 2003, respectively, was derived from sales to the U.S. government, either directly by Intrusion or through system integrators and other resellers compared to $0.7 million or 27.7% and $1.1 million or 17.9% of revenue for the same periods in 2002.  $0.2 million or 3.7% of revenue in the nine-month period ended September 30, 2003 was derived from sales to all U.K. government entities compared to $0.0 million or 0.0% of revenue for the same period ended September 30, 2002.  We expect sales to the U.S. and foreign governments to represent a significant portion of our revenue in future periods.  Sales to the government present risks in addition to those involved in sales to commercial customers, including potential disruptions due to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience.

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

Should such events occur, our business, operating results and financial condition could be materially and adversely affected.  The war in Iraq significantly reduced government spending in our market space and negatively impacted our first, second and third quarter earnings, as evidenced by the significant reduction in sales to U.S. government entities.

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

Potential Nasdaq Delisting.  The Nasdaq Stock Market maintains certain minimum requirements to maintain the listing for our common stock.  These requirements include a minimum bid price for our common stock of $1.00.  We received a notice of noncompliance from Nasdaq on August 12, 2002.  In order to take advantage of additional grace periods for compliance, we transferred the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market, effective December 4, 2002.  Pursuant to Nasdaq rules, in order to regain compliance for listing on the Nasdaq Stock Market, the minimum bid price of our common stock had to be at least $1.00 for at least 10 consecutive trading days on or prior to November 5, 2003.

Although our closing bid price was equal to or greater than $1.00 for 10 consecutive trading days prior to November 5, 2003, Nasdaq exercised its discretion to require additional days to evidence our long-term compliance with the minimum bid price requirement and contends that we failed to meet all of the requirements for continued listing on the Nasdaq Stock Market.  As a result, Nasdaq sent us a notification of delisting on November 6, 2003.  In accordance with Nasdaq rules, we have requested a hearing before a Nasdaq Listing Qualifications Panel in order to appeal the grounds for delisting and to present a plan for long-term compliance with Nasdaq’s continued listing requirements.  We are awaiting further notice from Nasdaq as to the date of our hearing. However, until the issuance of a written determination by the Listing Qualifications Panel regarding our appeal, our stock will continue to trade on the Nasdaq SmallCap Market.

Nasdaq has broad authority to determine compliance and continued listing on the Nasdaq Stock Market.  Therefore, we cannot assure you that we will be successful in our appeal, nor can we be certain how long the entire process will take.  Furthermore, even if the Listing Qualifications Panel accepts our appeal or our compliance plan, we cannot assure you that we will be successful in executing our plan or that we will remain in compliance with all of Nasdaq’s continued listing standards in the future.

If we are unsuccessful in our attempt to obtain reinstatement from Nasdaq, if we fail to execute on our proposed compliance plan or if we fail to comply with other Nasdaq continued listing requirements, our common stock likely would trade in a less efficient market, such as the OTC Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc.  Because these alternatives generally are considered to be less efficient markets, our stock price, the liquidity of our common stock and our general business reputation may be adversely impacted.

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

Item 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange.  Revenue originating outside the U.S. in the quarters ended September 30, 2003, 2002 and 2001 was 23.2%, 30.8% and 50.8% of total revenues, respectively. Revenue originating outside the U.S. in the nine months ended September 30, 2003, 2002 and 2001 was 35.8%, 35.0% and 35.0% of total revenues, respectively.  International sales are made mostly from our foreign sales subsidiaries in the local countries and are typically denominated in U.S. dollars.  These subsidiaries incur most of their expenses in the local currency.

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

Foreign Currency Translation — On January 1, 2003, the Company elected to change the functional currency of its foreign operations to the United States dollar. This change in functional currency is supported by the fact that all foreign operations are funded monthly in United States dollars and the majority of a revenue contracts are denominated in United States dollars.  Under United States dollar functional currency, the financial statements of foreign locations are remeasured from the recording currency to the United States dollar. The resulting remeasurement adjustment is recorded as foreign exchange gain or loss in the statement of operations. There is no translation adjustment to the separate component of stockholders’ equity or adjustment to comprehensive income. The effect of the change in functional currency had no material impact on results of operations. The accumulation of prior years’ translation adjustments remains on the balance sheet as a separate component of stockholders’ equity until part, or all, of the respective entities are disposed. During 2002, the financial statements were prepared using the local currency as the functional currency. All balance sheet accounts of foreign subsidiaries were translated at the current exchange rate as of the end of the accounting period. The resulting translation adjustment was recorded as a separate component of stockholders’ equity. Income statement items are translated at average currency exchange rates.

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

Investments in fixed rate interest earning instruments carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates.  Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities, which have seen a decline in market value due to changes in interest rates.  Our investment securities are held for purposes other than trading.  The weighted-average of the stated coupon interest rate on investment securities at September 30, 2003 was 5.9%.  Due to the amortization of premiums and discounts paid, the actual rate of return will vary from the weighted-average of the stated coupon interest rate.  The fair value of investments held at September 30, 2003 approximated amortized cost.

Item 4.             CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2003 pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief

Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported in a timely manner.

We have carried out an evaluation, under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2003, and our Chief Executive Officer and Chief Financial Officer have concluded that there was no change during the quarterly period ended September 30, 2003 that has a materially affected or is reasonably expected to materially affect our internal control over financial reporting.

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

On March 22, 2002, Morgan Newton Company, L.P. (“Morgan Newton”) filed suit against us in Dallas County District Court, Case No. DV02-02339-C, alleging claims for breach of contract, promissory estoppel, and fraud.  The claims arise out of an alleged oral representation to Morgan Newton concerning a request for quotation for the purchase of a large amount of Morgan Newton’s products.  During the quarter ended September 30, 2003, Morgan Newton and Intrusion settled this matter, which resulted in a payment that is due to Morgan Newton during the fourth quarter of 2003.  The amount due of $450,000 was recorded as litigation settlement during the quarter ended September 30, 2003 and is included in accrued expenses at September 30, 2003.

Item 6.             EXHIBITS AND REPORTS ON FORM 8-K

During the quarter ended September 30, 2003, there were no reports filed on Form 8-K.

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

INTRUSION INC.

Date: November 13, 2003	/s/ Michael L. Paxton
Michael L. Paxton
Vice President, Chief Financial Officer, Treasurer & Secretary (Principal Financial & Accounting Officer)