Form 10-K
period 2003-12-31
INTRUSION INC
filed 2004-03-26
CIK 736012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

Registrant’s telephone number, including area code: (972) 234-6400

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12-b2): Yes ☐ No ☒

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrants’ most recently completed second fiscal quarter: $10,381,910. As of February 27, 2004, 20,652,425 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement filed in connection with the Registrant’s 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

INTRUSION INC.

PART I

Item 1.    Business.

In addition to the historical information contained herein, the discussion in this Form 10-K contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements concerning: growth and anticipated operating results, developments in our markets and strategic focus; new products and product enhancements; potential acquisitions and the integration of acquired businesses, products and technologies; strategic relationships and future economic and business conditions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Form 10-K. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the section captioned “Factors That May Affect Future Results of Operations” in Item 1 of this Form 10-K as well as those cautionary statements and other factors set forth elsewhere herein.

General

We develop, market and support a family of network intrusion prevention and detection systems and regulated information compliance systems that address vital security issues facing organizations with mission critical business applications or housing classified, confidential, or customer information assets. We currently provide network security and regulated information compliance solutions under our SecureNet family of hardware and software solutions.

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

We were organized in Texas in September 1983 and reincorporated in Delaware in October 1995. For more than 15 years, we provided local area networking equipment and were known as Optical Data Systems or ODS Networks. On April 17, 2000, we announced plans to sell, or otherwise dispose of, our networking divisions, which included our Essential Communications division (“Essential”) and our local area networking assets. In accordance with these plans, we have accounted for these businesses as discontinued operations. On June 1, 2000, we changed our name from ODS Networks, Inc. to Intrusion.com, Inc., and our NASDAQ ticker symbol from ODSI to INTZ to reflect our focus on intrusion detection solutions. On November 1, 2001, we changed our name from Intrusion.com, Inc. to Intrusion Inc.

Our principal executive offices are located at 1101 East Arapaho Road, Richardson, Texas 75081, and our telephone number is (972) 234-6400.  Our website URL is www.intrusion.com.  References to “we”, “us”, “our” or “Intrusion Inc.” refer to Intrusion Inc. and its subsidiaries.

Recent Developments

On March 25, 2004, we completed a $5.0 million private placement of 5% Convertible Preferred Stock and warrants.  In the private placement, the company sold 1,000,000 shares of preferred stock at a price of $5.00 per share, which convert into 6,361,323 shares of common stock at an initial conversion price of $0.786 per share, and warrants to purchase 2,226,459 shares of common stock at an exercise price of $0.786 per share.  In connection with the closing of this private placement, we issued warrants to purchase 257,633 shares of our common stock at an exercise price of $0.786 per share to our financial advisor for the private placement.

On March 18, 2004, at a special meeting, our stockholders approved an amendment to our certificate of incorporation to effect a four-for-one (4:1) reverse stock split of our common stock.  The reverse stock split will become effective on March 29, 2004.  All outstanding share numbers and related common stock numbers, such as earnings per share and outstanding options, included in this report are set forth on a pre-split basis.

Industry Background

In the last decade, network security has changed from being a technology deployed only by the government and the most sophisticated or most paranoid of companies, to technology employed by all sizes of business and a mandatory component of all mission critical systems. This change has come about with the permeation of the Internet as a business enabler. Today, email, instant messengers, World Wide Web access, web sites, web-based applications and e-commerce are integral components of communications and operations for business and government.

Although the Internet has many business advantages, its openness and accessibility makes it a potential threat to the networks and systems that are attached to it. Computer hackers, curious or disgruntled employees, competitors and innocent mistakes may compromise or destroy information assets or disrupt the normal operations and brand equity of the enterprise.

Enterprises are adopting a variety of security solutions to meet the challenge posed by external and internal threats. To be effective, organizations require enterprise-wide information risk management solutions that are broadly deployed and centrally managed. Organizations seek systems with the optimum combination of best-of-breed capabilities and total cost of ownership. Securing the enterprise network requires two key elements:

•                                          Control: the ability to affect network traffic including access to the network or parts thereof in order to enforce a security policy.

•                                          Visibility: the ability to see and understand the nature of the network and the traffic on the network, which assists in decision making as well as crafting and constant improvement of a security policy.

We focus on providing these two primary ingredients of network security within a single device for overall network security and for the protection of specific classified, confidential or customer information assets.

Network Intrusion Prevention and Detection Systems

Network Intrusion Prevention & Detection Systems (NIP&DS) analyze network traffic for attacks and can block threats from entering the network. They examine individual packets within the data stream to identify threats from authorized users, back-door attacks and hackers who have thwarted the firewall to exploit network connections, cause system outages and access information assets. NIP&DS provide insight into the nature and character of the network that can be used to:

•                                          Identify threats in real time and block or terminate offending communications or simply alert administrators so that human intervention can protect the network;

•                                          Increase the value and efficacy of the control systems like firewalls and routers with evidence of the efficacy of those systems; and

•                                          Provide decision support for the altering of the enterprise security policy and network management.

Regulated Information Compliance Systems

Regulated Information Compliance Systems (RICS) build upon NIP&DS with the added capability to more deeply analyze traffic searching for classified, confidential or customer information assets. Working under the same management and monitoring umbrella of NIP&DS, RICS address data confidentiality, security and integrity issues facing industries subject to the Health Portability and Accountability Act of 1996 (HIPAA), Gramm, Leach, Bliley Act (GLBA), Sarbanes-Oxley, California Senate Bill 1386 (CA SB 1386) and others. These laws affect a broad range of both private and public entities, including those that maintain information that can personally identify a customer or patient and those that house both classified and unclassified information.  Penalties for non-compliance include fines, lawsuits, and business process reviews.

Our Solution and Products

Intrusion Inc. addresses the challenges of ensuring the confidentiality, security and integrity of electronic information assets by developing, marketing and supporting a family of NIP&DS and RICS for deployment by public and private enterprises, to include remote and branch offices, and for managed security service providers. We believe implementing adequate perimeter defenses and monitoring network traffic to “trust-but-verify” are critical elements for the protection of information assets and integrity.

Our SecureNet Network Systems

The Intrusion SecureNet System has two primary components, Sensors and the Management System.

Sensors are devices or software components that are connected to the network and monitor the traffic searching for matches to signatures as evidence of an external network attack or malicious use that could threaten information assets. Signatures are patterns, anomalies and traffic flows that match known attacks or indicate suspicious activities. When the Sensor matches traffic to a signature it will send an event to the Management System.

The Management System controls the Sensors and displays events produced by the Sensors.  Management is used for both configuration of the system and providing highly productive monitoring of the events produced by the system. Management is typically three-tier, where Sensors report to a centralized management system that has multiple analysts viewing the data. Management can also be a standalone system for small- and medium-businesses where configuration and monitoring are all done directly from the Sensor.

We have simplified deployment, management and monitoring to reduce the total cost of ownership for an easy to set up and manage enterprise system. To reduce barriers and provide complete enterprise integration, the Intrusion SecureNet system provides more customization and event flow options for high-end deployments.

Our SecureNet system is “plug-and-protect” and can be connected to any network without interfering with the network operations by using the Intrusion SecureNet passive and inline taps.

Intrusion SecureNet NIP&DS Products

We believe a primary advantage of the SecureNet NIP&DS is that with a single license purchase, the consumer may choose to deploy the system for intrusion prevention or intrusion detection, providing a superior level of flexibility and simple migration from passive detection to active prevention without additional licensing cost.

Network Intrusion Prevention Systems (NIPS) — Provide network monitoring and analysis functionality like an IDS, with the added ability to block malicious network traffic. IPS actively regulates inbound and outbound traffic based on specific users access while controlling what they can do with that access on a granular, per-conversation basis.

Network Intrusion Detection Systems (NIDS) — Provide detection of specific exploit and misuse patterns in the traffic that the firewall allows.  IDS detect known exploits and misuse patterns, suspicious activities and anomalous traffic or behavior within both inbound and outbound traffic. This added visibility provides a checking mechanism for the efficacy of the firewall’s rule base.

Intrusion SecureNet network NIP&DS provide user customizable, protocol decode detection technology for up to Gigabit networks. While Intrusion SecureNet Sensors are in the top-tier of the market for detection and throughput technology, we believe one of the primary benefits provided by our NIP&DS products is to reduce the total cost of ownership to our customers.

The SecureNet NIP&DS product family provides intuitive and powerful data mining and configuration. Intrusion SecureNet Provider is the three-tier enterprise management and monitoring system. SecureNet Provider is for enterprise deployments with no license limitations placed on architecture, freeing the enterprise to build the management system required. SecureNet Provider follows the workflow of the security analyst with a highly productive environment for response, research, resolution and decision support. The SecureNet Provider suite includes applications for event monitoring, policy creation and tuning and centralized software deployment — making up the complete suite of tools required to manage and monitor a SecureNet System from five sensors to more than 100.

Our SecureNet Sensors have their own web browser interface for effortless configuration. SecureNet Sensors also deliver complete, stand-alone NIP&DS for the small and medium business with local management and monitoring. This allows customers to use their standard web browser to access a full power; full-features network NIP&DS, without additional hardware or software.

Our SecureNet NIP&DS Sensors are available as Software-Appliances and Hardware-Appliances with performance and pricing appropriate for networks ranging from 10Mb/s to Gigabit with a Common Criteria EAL2 certified Gigabit appliance.  The following is a list of our IPS and IDS products

•                                          Intrusion SecureNet 7000 Software-Appliance products for networks up to 1000Mb/s.  Seamlessly turns leading servers and workstations into SecureNet Sensors.

•                                          Intrusion SecureNet CC 7345 rack mount Hardware-Appliance, highly redundant, gigabit Sensor with Common Criteria EAL2 certification—specifically for government deployments.

•                                          Intrusion SecureNet 7145 rack mount, gigabit Hardware-Appliance available with either a copper- or a fiber-monitoring interface.

•                                          Intrusion SecureNet 5500 Software-Appliance for networks up to 250Mb/s. Seamlessly turns leading servers and workstations into SecureNet Sensors.

•                                          Intrusion SecureNet 5545 rack mount 250Mb/s Hardware-Appliance for server rooms and datacenters.

•                                          Intrusion SecureNet 5000 Software-Appliance for networks up to 100Mb/s. Seamlessly turns leading servers and workstations into SecureNet Sensors.

•                                          Intrusion SecureNet 5445 rack mount and 2445 desktop 100Mb/s Hardware-Appliances for network deployments and remote and branch offices.

•                                          Intrusion SecureNet 2000 Software-Appliance for networks up to 10Mb/s. Seamlessly turns leading servers and workstations into SecureNet Sensors.

•                                          Intrusion SecureNet 2245 Hardware-Appliance for remote and branch offices with throughput up to 10Mb/s at about the price of a laptop.

Intrusion SecureNet RICS Products

RICS provide protection against the loss and misuse of regulated, classified and commercially sensitive data.  Loss of information assets that contain customer data has spawned a multitude of federal and state legislation to set a standard of care, use and protection for customer information.  Better known laws that regulate customer information include HIPAA, Gramm-Leach-Bliley Act and its UK equivalent Privacy Act of 1998, and California SB 1386.  Penalties for non-compliance include fines, lawsuits, imposed processes and enforced business limitations. Any enterprise that falls within the scope of these laws is now working under a timeline to demonstrate compliance.  In addition, both government and commercial institutions are becoming increasingly concerned about the misuse and loss of classified or commercially sensitive data, and are seeking proactive solutions to deal with these issues.

The Intrusion SecureNet RICS products leverage the same Management and Sensor components of the SecureNet NIP&DS products. Our SecureNet RICS solutions are currently designed to address the security and confidentiality issues in the following industries and customers:

•                                          Department of defense to help prevent the leakage of classified information,

•                                          Health care companies (including health care providers, insurance companies and medical equipment manufacturers) who are working to comply with HIPAA, and

•                                          Financial institutions and e-commerce enterprises working to comply with the customer confidentiality provisions of GLBA and CA SB 1386.

The Intrusion SecureNet RICS products leverage the same Management and Sensor components of the SecureNet IDS AND IPS products. The SecureNet RICS is designed to address the [privacy, confidentiality and information security] concerns of the department of defense, health care vertical (including health care providers, insurance companies and medical equipment manufacturers), financial institutions and e-commerce.

SecureNet RICS solutions provide accuracy through our Dynamic Data Dictionary (D3) technology, which securely connects directly to a database housing the confidential, classified, or regulated information. The RICS stays up to date with the database to match network traffic to the information that is resident in the database. This provides an automated accurate mechanism to identify leaks and misuse of information assets.

The Intrusion SecureNet LPS, leak prevention system targets public and private enterprises with confidential and classified information. The first release specifically targets the U.S. department of defense and protecting against “spillage”, when classified information leaks to unclassified networks.

Third-Party Products

We believe that it is beneficial to work with third parties with complementary technologies to provide integrated solutions to our customers. As there is rapid technological advancement and significant consolidation in the network security industry, there can be no assurance that we will have access to all of the third-party products that may be desirable or for the term desirable to offer fully integrated solutions to our customers.

Customer Services

In addition to offering our network security products, we also offer a wide range of services, including design and configuration, project planning, training, installation and maintenance.

Product Development

The network security industry is characterized by rapidly changing technology, standards, economy and customer demands. We believe that our future success depends in large part upon the timely enhancement of existing products as well as the development of technologically advanced new products that meet industry standards, perform successfully and simplify the user’s tasks so that they can do more with less resources, all to achieve market acceptance. We are currently marketing next-generation network NIP&DS products and RICS products and are developing products to meet emerging market requirements and are continuously engaged in testing to ensure that our products interoperate with other manufacturers’ products, which comply with industry standards.

During 2003, 2002 and 2001, our research and development expenditures were $3.5 million $6.1 million, and $12.5 million, respectively. All of our expenditures for hardware and software research and development costs have been expensed as incurred. At December 31, 2003, we had 15 employees engaged in research and product development.

Manufacturing and Supplies

Our operational strategy relies on the outsourcing of manufacturing components, assembly and certain other operations to reduce fixed costs and to provide flexibility in meeting market demand.

Our internal manufacturing operations consist primarily of replication of software on CDs, packaging, testing and quality control of finished units. Materials used in our manufacturing processes include semiconductors such as microprocessors, memory chips and application specific integrated circuits (“ASICs”), printed circuit boards, power supplies and enclosures.

Our external manufacturing operations consists primarily of hardware assembly and configuration and the loading of the appropriate software.

Intellectual Property and Licenses

Our success and our ability to compete are dependent, in part, upon our proprietary technology. While we have applied for certain patents, we currently rely on a combination of contractual rights, trade secrets and copyright laws to establish and protect our proprietary rights in our products. We have also entered into non-disclosure agreements with our suppliers, resellers and certain customers to limit access to and disclosure of proprietary information. There can be no assurance that the steps taken by us to protect our intellectual property will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

We have entered into software and product license agreements with various suppliers. These license agreements provide us with additional software and hardware components that add value to our security products. These license agreements do not provide proprietary rights that are unique or exclusive to us and are generally available to other parties on the same or similar terms and conditions, subject to payment of applicable license fees and royalties.

Sales, Marketing and Customers

Field Sales Force.  Our direct sales organization focuses on major account sales, channel partners including distributors, Value Added Resellers (“VARs”) and integrators; promotes our products to current and potential customers; and monitors evolving customer requirements. The field sales and technical support force provides training and technical support to our resellers and end users and assists our customers to design secure data networking solutions.

We currently conduct sales and marketing efforts from our principal office in Richardson (Dallas), Texas and through foreign sales offices located in the following countries: England, France and Malaysia.  In addition, we have sales personnel, sales engineers or sales representatives located in Los Angeles, Eastern Europe and Spain.

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

Resellers.  Domestic and international system integrators and VARs (collectively, “resellers”) sell our products as stand-alone solutions to end users and integrate our products with products sold by other vendors into network security systems that are sold to end users. Our field sales force and technical support organization provide support to these resellers. Our agreements with resellers are non-exclusive, and our resellers generally sell other products that may compete with our products. Resellers may place higher priority on products of other suppliers who are larger than and have more name recognition than us, and there can be no assurance that resellers will continue to sell and support our products.

Foreign Sales.  We believe that rapidly evolving international markets are important sources of future net sales. Our export sales are currently being made through a direct sales force supplemented by international resellers in Europe, Asia and Canada.  Export sales accounted for approximately 31.4%, 33.4% and 36.4% of net sales in 2003, 2002 and 2001, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report for a geographic breakdown of our product revenue in 2003, 2002 and 2001. Sales to foreign customers and resellers generally have been made in United States dollars.

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

Although we sell our products to many customers, through various distribution channels, no one customer or reseller accounted for 10% or more of our net sales in any of the past three fiscal years.

However, in 2003, 17.0% of our revenue was derived from the sales to a variety of U.S. government entities through system integrators and resellers.  The loss of sales to the various U.S. government agencies could have a material adverse effect on our business and operating results if not replaced.  No other customer accounted for 10% or more of our net sales in 2003, 2002 or 2001, respectively.

Backlog.  We believe that only a small portion of our order backlog is non-cancelable and that the dollar amount associated with the non-cancelable portion is immaterial. We purchase inventory based upon our forecast of customer demand and maintain inventories of sub-assemblies and finished products in advance of receiving firm orders from customers. Orders are generally fulfilled within two days to two weeks following receipt of an order. Due to the generally short cycle between order and shipment and occasional customer-initiated changes in delivery schedules or cancellation of orders that are made without significant penalty, we do not believe that our backlog as of any particular date is indicative of future net sales.

Customer Support, Service and Warranty.  We service, repair and provide technical support for our products. Our field sales and technical support force works closely with resellers and end-user customers on-site and by telephone to assist with pre- and post-sales support services such as network security design, system installation and technical consulting. By working closely with our customers, our employees increase their understanding of end-user requirements and provide input to the product development process.

We warrant all of our products against defects in materials and workmanship for periods ranging from 90 days to 12 months. Before and after expiration of the product warranty period, we offer both on-site and factory-based support, parts replacement and repair services. Extended warranty services are separately invoiced on a time and materials basis or under an annual maintenance contract.

Competition

The market for network security solutions is intensely competitive and subject to frequent product introductions with new technologies, improved price and performance characteristics. Industry suppliers compete in areas such as conformity to existing and emerging industry standards, interoperability with networking and other security products, management and security capabilities, performance, price, ease of use, scalability, reliability, flexibility, product features and technical support. We believe that our approach focusing on the network perimeters with market leading network intrusion detection technology that reduces the total cost of ownership compared to the competition provides us with an advantage with large organizations with complex security requirements.

There are numerous companies competing in various segments of the data security markets. Our principle competitors in the network intrusion prevention and detection market include Internet Security Systems, Inc., Cisco Systems, Inc., Symantec, Inc., Netscreen Technologies, Inc., Network Associates, Inc., Tipping Point Technologies Inc., and NFR Security, Inc.  Our competitors in the regulated information compliance market include a small number of start up companies that entered the space within the last two-years. Several of our competitors have substantially greater financial, technical, sales and marketing resources, better name recognition and a larger customer base than we do. In addition, many of our competitors may provide a more comprehensive networking and security solution than we currently offer. Even if we do introduce advanced products, which meet evolving customer requirements in a timely manner, there can be no assurance that our new products will gain market acceptance.

Certain companies in the network security industry have expanded their product lines or technologies in recent years as a result of acquisitions. Further, more companies have developed products which conform to existing and emerging industry standards and have sought to compete on the basis of price. We anticipate increased competition from large networking equipment vendors, which are expanding their capabilities in the network security market. In addition, we anticipate increased competition from private “start-up” companies that have developed or are developing advanced security products. Increased competition in the security industry could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that we will be able to compete successfully in the future with current or new competitors.

Employees

As of December 31, 2003, we employed a total of 44 persons, including 17 in sales, marketing and technical support, 3 in manufacturing and operations, 15 in research and product development and 9 in administration and finance.

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

Factors That May Affect Future Results of Operations

In addition to the other information in this Form 10-K, the following factors should be considered in evaluating Intrusion Inc. and our business.  This report may include various non-GAAP financial measures (as defined by SEC Regulation G), including our cash used in operations excluding costs associated with a litigation settlement and severance charges.  Our management believes these measures provide useful information to investors about our financial condition and results of operations for the period presented by eliminating the affects of one-time and other transactions that can distort underlying operational results in order to provide greater comparability of our financial performance on a year-to-year basis. The most directly comparable GAAP financial measures and reconciliation of the difference between GAAP and non-GAAP financial measures can be found in the test of this report and our consolidated financial statements included in this report.

Sufficiency of Cash Flow.  As of December 31, 2003, we had cash, cash equivalents and investments in the amount of approximately $2.7 million, down from approximately $10.7 million as of December 31, 2002.  However, throughout 2003, we reduced expenses.  As a result, our cash used in operations, net of the litigation settlement and severance charges, for the fourth quarter was approximately $1.4 million.  Including litigation settlement and severance charges, our cash used in operation in the fourth quarter of 2003 was $1.9 million.  On March 25, 2004, we closed a $5.0 million private placement of 5% Convertible Preferred Stock and warrants.  With this additional financing, we believe that we have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  The sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control.  Moreover, despite actions to reduce our cost and improve our profitability, we expect our operating losses and net operating cash outflows to continue through at least the first half of 2004.  We do not currently have any further arrangements for financing, and we may not be able to secure additional debt or equity financing on terms that are acceptable to us, or at all, at the time when we need such funding.  If our business does not generate sufficient cash flow from operations and sufficient financings are not available, we may not be able to operate or grow our business, pay our expenses when due or fund our other liquidity needs.

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

Market Acceptance.  We are pursuing a strategy to increase the percentage of our revenue generated through indirect sales channels including distributors, VARs, system integrators, original equipment manufacturers and managed service providers. There can be no assurance that our products will gain market acceptance in these indirect sales channels. Further, competition among security companies to sell products through these indirect sales channels could result in significant price competition and reduced profit margins.

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

Manufacturing and Suppliers.  Our operational strategy relies on outsourcing of product assembly and certain other operations. There can be no assurance that we will effectively manage our third-party contractors or that these contractors will meet our future requirements for timely delivery of products of sufficient quality and quantity. Further, we intend to introduce a number of new products and product enhancements in 2004 that will require that we rapidly achieve volume production of those new products by coordinating our efforts with those of our suppliers and contractors. The inability of the third-party contractors to provide us with adequate supplies of high-quality products could cause a delay in our ability to fulfill orders and could have an adverse effect on our business, operating results and financial condition.

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

Dependence on Check Point Technologies.  Our PDS family of security appliances, which are integrated with Check Point Software Technologies’ VPN-1®/FireWall-1® software, represents 16.7% of our 2003 sales, which is down from 29.1% of our sales in 2002. We expect that the percentage of PDS family sales will continue to decrease as we move away from the Check Point Software Technologies solutions.  Our long-term plans are for a continued decline in revenue from the PDS family of products.  Our reliance on newer product sales may not replace the anticipated decline in revenue of the PDS family product sales.  Although we are a certified appliance partner of Check Point and our PDS products have received certification from Check Point, we have no long-term agreement or exclusive relationship with Check Point.  As a result, the loss or significant change in our relationship with Check Point, the failure of future PDS products to receive Check Point certification, the business failure of Check Point or its acquisition by or of one of our competitors, and the loss of market share of Check Point or market acceptance of its products could each have a material adverse effect on our business, financial condition and results of operations.

Third-Party Products.  We believe that it is beneficial to work with third parties with complementary technologies to broaden the appeal of our security products. These alliances allow us to provide integrated solutions to our customers by combining our developed technology with third-party products. As there is rapid technological advancement and significant consolidation in the network security industry, there can be no assurance that we will have access to all of the third-party products that may be desirable or for the term desirable to offer fully integrated solutions to our customers.

Dependence on Key Customers.  In the past, a relatively small number of customers have accounted for a significant portion of our revenue. Although no single customer currently accounts for more than 10% of our revenue, we expect to continue to derive a substantial portion of our net revenue from sales to U.S. government agencies, large system integrators and managed service providers. We continuously face competition from Internet Security Systems, Cisco, Enterasys, NFR, IBM, Hewlett Packard and others for U.S. government security projects and corporate security installations. Any reduction or delay in sales of our products to these customers could have a material adverse effect on our operating results.

International Operations.  Foreign sales accounted for approximately 31.4% of our revenue in 2003, and we expect sales to foreign customers to continue to represent a significant portion of our revenues in the future.  Our international operations may be affected by changes in demand resulting from fluctuations in currency exchange rates and local purchasing practices, including seasonal fluctuations in demand, as well as by risks such as increases in duty rates, difficulties in distribution, regulatory approvals and other constraints upon international trade. Our sales to foreign customers are subject to export regulations. In particular, certain sales of our data security products require clearance and export licenses from the U.S. Department of Commerce under these regulations. Any inability to obtain such clearances or any required foreign regulatory approvals on a timely basis could have a material adverse effect on our operating results.

Impact of Government Customers.  For the fiscal year ended December 31 2003, 17.0% of our revenue was derived from sales to various U.S. government entities, either directly by us or through system integrators and other resellers, compared to 20% for the fiscal year ended December 31, 2002, and 2.6% of our revenue for 2003 was derived from sales to foreign government entities as compared to 0.4% for 2002. Sales to the government present risks in addition to those involved in sales to commercial customers, including potential disruption due to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase order for its convenience.

Effects of Military Actions.  United States military actions or other events occurring in response or in connection to them, including future terrorist attacks against United States targets, actual conflicts involving the United States or its allies or military or trade disruptions could impact our operations, including by:

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

Restructuring and Cost Reductions.  We continued with our restructuring plan in 2003, which resulted in $0.5 million in severance charges. The objective of our restructuring plan was to reduce our cost structure to a sustainable level that is consistent with the current macroeconomic environment. We also implemented other strategic initiatives designed to strengthen our operations. These plans involved, among other things, reductions in our workforce and facilities, aligning our organization around our business objectives, realignment of our research and development team, our sales force and changes in our sales management.  Any further workforce reductions could result in temporary reduced productivity of our remaining employees.  Additionally, our customers and prospects may delay or forgo purchasing our products due to a perceived uncertainty caused by the restructuring and other changes. Failure to achieve the desired results of our initiatives could seriously harm our business, results of operations and financial condition.

Potential Nasdaq Delisting.  On August 12, 2002, Nasdaq notified the Company that the Company’s Common Stock had not maintained the required minimum bid price per share for continued inclusion on The Nasdaq National Market and was granted a 90-day extension until November 11, 2002 to regain compliance.  The Company failed to remedy the deficiency and, on November 4, 2002, filed an application to transfer the listing of its Common Stock from The Nasdaq National Market to The Nasdaq SmallCap Market.  The Company’s Common Stock began trading on The Nasdaq SmallCap Market on December 4, 2002.  In accordance with Nasdaq rules, the Company was granted the remainder of a 180-day grace period afforded to Nasdaq SmallCap issuers, which expired on February 10, 2003.  At that time, the Company was granted an additional 180-day grace period to remedy the bid price deficiency which expired on August 7, 2003, after which, Nasdaq granted the Company a final 90-day extension through November 5, 2003 to regain compliance.  On November 6, 2003, the Company received a delisting notice from Nasdaq stating that the Company’s Common Stock would be delisted at the close of business on November 17, 2003 because the Company had not regained compliance with the minimum $1.00 bid price per share requirement.

On November 13, 2003, the Company appealed Nasdaq’s delisting determination and presented its appeal on December 18, 2003 to a Nasdaq Listing Qualifications Panel.  On January 16, 2004, the Listing Qualifications Panel determined that the Company had presented a definitive plan for compliance with continued listing requirements and continued the listing of the Company’s Common Stock as a conditional listing (which added the letter “C” to the end of its trading symbol) pursuant to a series of exceptions:  (1) seeking stockholder approval in a public filing with the Securities and Exchange Commission (the “SEC”) and Nasdaq for a reverse split to satisfy the $1.00 minimum bid price requirement; (2) demonstrating a closing bid price of at least $1.00 per share by April 2, 2004 and maintaining the same for a minimum of ten consecutive trading days thereafter; (3) on or before March  30, 2004, filing its annual report on Form 10-K with the SEC and Nasdaq evidencing stockholders’ equity of at least $2.5 million; and (4) on or before May 15, 2004, filing its quarterly report on Form 10-Q for the quarter ending March 31, 2004 with the SEC and Nasdaq evidencing stockholders’ equity of at least $2.5 million.

In order to regain compliance with the Nasdaq minimum bid price requirement, at a special meeting on March 18, 2004, our stockholders approved a four-for-one (4:1) reverse split of our common stock, which will become effective on March 29, 2004.  However, there can be no assurance that the reverse stock split will have the desired consequences.  Specifically, there can be no assurance that, before the effectiveness of the reverse stock split, the market price of our common stock will not decrease to a price requiring a ratio greater than four-for-one (4:1) or that, after the reverse stock split, the market price of our common stock will increase by a multiple equal to the ratio of the reverse stock split or result in the sustained increase in the market price which is required to regain and maintain compliance with the continued listing requirements of The Nasdaq SmallCap Market.  In particular in order to comply with the conditions on compliance imposed by the Nasdaq Listing Qualifications Panel, our common stock must have a closing bid price of at least $1.00 per share by April 2, 2004 and maintain the same for a minimum of ten consecutive trading days thereafter.  Nasdaq may also require that the Company’s Common Stock maintain a bid price of a least $1.00 for a period longer than ten days in order to evidence the Company’s ability to achieve long-term compliance with the minimum bid price requirement.

Moreover, Nasdaq has broad authority to determine compliance and continued listing on the Nasdaq SmallCap Market.  Therefore, even we are able to satisfy the minimum bid price requirement, there can be no assurance that we will be able to remain in compliance with all of Nasdaq’s continued listing requirements in the future.  If we are unable to regain compliance with the minimum bid price requirement or fail to comply with other Nasdaq continued listing requirements, our common stock likely would trade in a less efficient market, such as the OTC Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc.  Because these alternatives generally are considered to be less efficient markets, our stock price, the liquidity of our common stock and our general business reputation may be adversely impacted.

Reverse Stock Split.  As a result of our pending reverse stock split, the total market capitalization of our common stock after the reverse stock split may be lower than the total market capitalization before the proposed reverse stock split.  In the future, if a price of a share of our common stock declines after the reverse stock split, this will have a detrimental impact on our market capitalization, the market value of the our public float and the value of shares of our common stock. Furthermore, if the market price of a share of our common stock decreases after the reverse stock split, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than what would have occurred in the absence of the reverse stock split.

Private Placement.  On March 25, 2004, we completed a $5.0 million private placement of 5% Convertible Preferred Stock and warrants.  In the private placement, the company sold 1,000,000 shares of preferred stock at a price of $5.00 per share, which convert into 6,361,323 shares of common stock at an initial conversion price of $0.786 per share, and warrants to purchase 2,226,459 shares of common stock at an exercise price of $0.786 per share.  In connection with the closing of this private placement, we issued warrants to purchase 257,633 shares of our common stock at an exercise price of $0.786 per share to our financial advisor for the private placement.  As a result, the private placement is expected to result in dilution upon conversion of the preferred stock and exercise of the warrants of 8,845,415 shares of common stock or an approximate 42.8% increase in the number of shares of common stock currently outstanding.

In addition, we have agreed to register the sale of the shares of our common stock underlying the preferred stock and warrants.  Upon the effectiveness of registration statement covering these shares, the holders of the preferred stock and warrants will be able to freely convert their preferred stock and exercise their warrants and sell their shares of common stock.  For the four weeks ended on March 19, 2004, the average weekly trading volume of our common stock on the Nasdaq SmallCap Market was 486,100 shares.  As a result, if holders of preferred stock and warrants elect to convert their shares and exercise their warrants and sell a material amount of their shares of common stock on the open market, the increase selling activity could cause a decline in the market price of our common stock.  These sales, or the potential for these sales, could encourage short sales, causing additional downward pressure on the market price of our common stock.

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

Subsequent to December 31, 2003, we successfully renegotiated our lease agreement for our headquarters in Richardson, Texas, which decreased the amount of square feet we lease and extended the lease term for an additional five years.  According to the new lease agreement, our Richardson, Texas headquarters will be located in the same building.  However, we will lease approximately 30,000 square feet of floor space and the term of our lease will expire in February 2010.

Personnel of Essential were located in a 15,120 square foot leased property in Albuquerque, New Mexico. The lease was scheduled to expire in February 2009. In March 2002, we sold the assets of Essential (see Discontinued Operations). A condition of the sale was to give Essential personnel 60 days to exit the facility. Included in the total $0.4 million gain on the sale of Essential in March 2002 was a $0.3 million reserve to terminate the lease, which is the equivalent of 2 years’ lease and maintenance of the facility. Successful termination of the Essential lease for less than $0.3 million resulted in a $0.1 million gain on disposition during the fourth quarter of 2002, for a total gain on Discontinued Operations for 2002 of $0.5 million.

Approximately one-half of our security software research and development staff is located in a 6,464 square foot leased property in San Diego, California.  This lease was renewed in August 2002 and will expire in August of 2004.  Research and development personnel occupy this facility.

In addition, we lease small amounts of office space for sales and technical support personnel domestically and internationally in England, France, Germany and Malaysia. We believe that the existing facilities at December 31, 2003 will be adequate to meet our requirements through 2004.  See Note 6 of Notes to Consolidated Financial Statements for additional information regarding our obligations under leases.

Item 3.    Legal Proceedings.

We are subject to legal proceedings and claims that arise in the ordinary course of business.  We do not believe that any claims exist where the outcome of such matters would have a material adverse affect on our consolidated financial position, operating results or cash flows.  However, there can be no assurance such legal proceedings will not have a material impact on future results.

Item 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders during the fourth quarter of 2003.

PART II

Item 5.    Market for Intrusion’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Prior to December 4, 2002, our common stock traded on The Nasdaq National Market.  Since that time our common stock has traded on the Nasdaq SmallCap Market, where it is currently listed under the symbol “INTZC”, subject to the conditional listing parameters explained in Factors That May Affect Future Results of Operations.  As of February 10, 2004, there were approximately 213 registered holders of record of the common stock. The following table sets forth, for the periods indicated, the high and low per share intra-day sales prices for the common stock, as reported by The Nasdaq Stock Market.

	2003		2002
	High	Low	High	Low

First Quarter	$0.50	$0.15	$2.15	$1.20
Second Quarter	1.15	0.12	1.85	0.76
Third Quarter	1.20	0.56	1.12	0.01
Fourth Quarter	1.38	0.49	0.69	0.24

We have not declared or paid cash dividends on our capital stock in our two most recent fiscal years. We currently retain any earnings for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Future dividends on common stock, if any, will be determined by our Board of Directors.  However, our 5% Convertible Preferred Stock accrues cash dividends equal to $0.25 per share per annum.  These dividends are payable in arrears, on March 31 and September 30 of each year, commencing on September 30, 2004.

All stock option plans under which our Common Stock is reserved for issuance have previously been approved by our shareholders. The following table provides summary information as of December 31, 2003 for all of our stock option plans (in thousands, except per share data). See Note 10 to our consolidated financial statements for additional discussion.

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options, Excludes Warrants Rights	No. of Shares of Common Stock Remaining Available for Future Issuance

Equity compensation plans approved by security holders	1,496	(1)	$3.77	1,852	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	1,496		3.77	1,852

(1)          Included in the outstanding options are 1,278,945 from the 1995 Plan, 30,700 from the 1987 Plan, 178,000 from the 1995 Non-Employee Director Plan and 8,000 from previous director grants prior to 1995 Non-Employee Director Plan.

(2)          Does not include Employee Stock Purchase Plan. At December 31, 2003, 319,626 shares were available for future issuance under this plan.

Item 6.    Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K and the consolidated financial statements and notes thereto included in Item 15 of this Form 10-K. Continuing operations consisted of our information security business, which began operations in 1998. Discontinued operations are composed of our local area networking divisions, which were discontinued in April 2000 and Essential, which was discontinued in March 2001.

Statement of Operations Data:

(In thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001	2000	1999
Revenue	6,478	$7,834	$16,685	$23,210	$7,963
Cost of Revenue	3,988	6,147 (5)	13,490	19,009	3,877
Gross profit	2,490	1,687	3,195	4,201	4,086
Operating expenses:
Sales and marketing	6,230	11,789	23,550	27,740	12,236
Research and development	3,498	6,088	12,549	13,073	8,171
In-process research and development	—	—	—	—	—
General and administrative	1,632	2,576	4,481	5,865	2,466
Amortization of intangibles	—	798	1,233	975	547
Impairment of intangibles	—	3,009 (4)	—	—	—
Litigation Settlement	450 (6)	—	—	—	—
Severance costs	472	200	4,673 (2)	—	—
Operating loss	(9,792)	(22,773)	(43,291)	(43,452)	(19,334)
Interest income, net	182	351	1,687	3,301	1,104
Other income (expense)	10	(7)	112	66,335 (1)	—
Income (loss) from continuing operations before income tax	(9,600)	(22,429)	(41,492)	26,184	(18,230)
Income tax provision (benefit)	—	(608)	(1,877)	1,999	—
Income (loss) from continuing operations	(9,600)	(21,821)	(39,615)	24,185	(18,230)
Income (loss) from discontinued operations, net of tax	—	544 (3)	(6,165)	(974)	6,190
Net income (loss)	(9,600)	(21,277)	$(45,780)	$23,211	$(12,040)

Basic earnings (loss) per share, continuing operations	(0.46)	(1.06)	$(1.93)	$1.23	$(0.98)

Diluted earnings (loss) per share, continuing operations	(0.46)	(1.06)	$(1.93)	$1.18	$(0.98)

Basic earnings (loss) per share	(0.46)	(1.03)	$(2.23)	$1.18	$(0.65)

Dilutive earnings (loss) per share	(0.46)	(1.03)	$(2.23)	$1.13	$(0.65)

Weighted average shares outstanding
— Basic	20,649	20,640	20,565	19,624	18,565

— Diluted	20,649	20,640	20,565	20,478	18,565

Balance Sheet Data:

	2003	2002	2001	2000	1999
Working capital	2,410	$10,701	$25,240	$52,514	$66,578
Total assets	5,760	16,939	42,295	92,414	120,502
Total liabilities	2,976	4,555	8,797	13,627	38,925
Total stockholders’ equity	2,784	12,384	33,498	78,787	81,577

(1)                                 Other income for the year ending December 31, 2000 is comprised primarily of a $66.4 million pre-tax gain realized on the sale of Alteon WebSystems, Inc. common stock.

(2)                                 Restructuring costs for the year ending December 31, 2001 include the impairment of certain intangible assets associated with obsolete product lines and severance and lease termination costs for restructuring activities.

(3)                                 Gain on discontinued operations in 2002 relates to the original gain on sale of $0.5 million along with $0.1 million gain related to the successful early termination of the Essential lease for less than the associated provided reserve.

(4)                                 Impairment charge taken in December 2002 to write off all intangible assets related to the Mimestar acquisition.

(5)                                 Includes a $1.0 million charge to write off SecureCom inventory no longer expected to be sold.

(6)                                 Results from the settlement of Morgan Newton lawsuit mediated during 2003.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to the Consolidated Financial Statements.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

“Safe Harbor” Statement under the Private Litigation Reform Act of 1995

This Annual Report, other than historical information, may include forward-looking statements, including statements with respect to financial results, product introductions, market demand, sales channels, industry trends, sufficiency of cash resources and certain other matters. These statements are made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those discussed in the section entitled “Factors That May Affect Future Results of Operations” in Item 1 and elsewhere in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

This report may include various non-GAAP financial measures (as defined by SEC Regulation G), including our cash used in operations excluding costs associated with a litigation settlement and severance charges.  Our management believes these measures provide useful information to investors about our financial condition and results of operations for the period presented by eliminating the affects of one-time and other transactions that can distort underlying operational results in order to provide greater comparability of our financial performance on a year-to-year basis. The most directly comparable GAAP financial measures and reconciliation of the difference between GAAP and non-GAAP financial measures can be found in the test of this report and our consolidated financial statements included in this report.

Overview

We develop, market and support a family of network intrusion prevention and detection systems and regulated information compliance systems that address vital security issues facing organizations with mission critical business applications or housing classified, confidential, or customer information assets. We currently provide network security and regulated information compliance solutions under our SecureNet family of hardware and software solutions.  On June 1, 2000, we changed our name from ODS Networks, Inc. to Intrusion.com Inc. and our NASDAQ ticker symbol from ODSI to INTZ to reflect our focus on intrusion detection solutions. On November 1, 2001, we changed our name from Intrusion.com, Inc. to Intrusion Inc. During the second quarter of 2000, we announced our plan to sell, or otherwise dispose of, our networking divisions, which included our Essential Communications division and our local area networking assets, and began accounting for these networking divisions as discontinued operations.

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

We recognize software revenue from the licensing of our software products in accordance with Statement of Position (“SOP”) No. 97-2 “Software Revenue Recognition”, SOP 98-9 “Modification of 97-2, Software Revenue Recognition, with respect to certain transactions” and Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” whereby revenue from the licensing of our products is not recognized until all four of the following have been met: i) execution of a written purchase order, license agreement or contract; ii) shipment of the product has occurred; iii) the license fee is fixed and determinable; and iv) collectibility is probable. We defer and recognize maintenance and support revenue over the term of the contract period, which is generally one year.

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

Goodwill and Other Intangible Assets

Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires companies to cease amortizing goodwill and certain intangible assets with indefinite useful lives. Instead, SFAS 142 requires that goodwill and intangible assets deemed to have indefinite useful lives be reviewed for impairment upon adoption of SFAS 142, annually thereafter, and upon the occurrence of any event that indicates potential impairments.

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

Long-Lived Assets

Effective January 1, 2002, we adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” (“SFAS 121”) and accounting and reporting provisions of Accounting Principles Bulletin Opinion 30, “Reporting the Results of Operations,” for a disposal of a segment. The primary objective of SFAS 144 is to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held for sale. SFAS 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date. Our adoption of SFAS 144 had no effect on the Company’s financial position or results of operations.

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

As a result of the write-off of goodwill during the fourth quarter of 2002, we determined that a triggering event indicating potential impairment of the associated intangibles had occurred. At December 31, 2002, the remaining intangibles of $2.6 million principally included purchased software associated with our acquisition of MimeStar, Inc.. We determined that the undiscounted pre tax cash flows associated with this software was not likely to exceed the remaining carrying values. Due to technological changes that had taken place with respect to the core software code acquired, it was determined that the carrying value should be zero at December 31, 2002. Therefore, an impairment charge of $2.6 million was recorded and is included in impairment of intangibles in the accompanying consolidated statement of operations.

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

Results of Operations

The following tables set forth, for the periods indicated, certain financial data as a percentage of net revenue.

	Year Ended December 31,
	2003	2002	2001

Net revenue	100.0%	100.0%	100.0%
Cost of revenue	61.6	78.5	80.9
Gross profit	38.4	21.5	19.1
Operating expenses:
Sales and marketing	96.2	150.5	141.1
Research and development	54.0	77.7	75.2
General and administrative	25.2	32.9	26.9
Amortization of intangibles	—	10.2	7.4
Impairment of intangibles	—	38.4	—
Litigation Settlement	6.9	—	—
Severance costs	7.3	2.6	28.0
Operating loss	(151.2)	(290.7)	(259.5)
Interest income, net	2.8	4.5	10.1
Other income (expense)	0.2	(0.1)	0.7
Loss from continuing operations before income tax	(148.2)	(286.3)	(248.7)
Income tax benefit	—	(7.8)	(11.2)
Loss from continuing operations	(148.2)	(278.5)	(237.4)
Income (loss) from discontinued operations, net of tax	—	6.9	(36.9)
Net loss	(148.2)	(271.6)	(274.4)

	2003	2002	2001

Domestic revenue	68.6%	66.6%	63.6%
Export revenue to:
Europe	23.0	14.5	25.4
Canada	0.9	4.0	4.0
Asia	7.4	14.6	6.3
Latin America	0.1	0.3	0.7
Net revenue	100.0%	100.0%	100.0%

2003 compared with 2002

Net Revenue

Net revenue decreased 17.3% to $6.5 million in 2003 from $7.8 million in 2002. The decrease in net revenue is primarily due to our shift in focus to higher margin NIP&DS products, the decline in sales of our SecureCom and other products, coupled with a longer sales cycle related to our newer products. In addition, worldwide economic conditions in 2003 negatively impacted our sales of SecureNet network intrusion detection products and PDS security appliance products.

Export sales in 2003 decreased to $2.0 million, or 31.4% of net sales, compared to $2.6 million, or 33.4% of net revenue in 2002 primarily due to a continued economic decline and decrease in international technology spending.

Gross Profit

Gross profit increased 47.6% to $2.5 million in 2003 from $1.7 million in 2002. As a percentage of net revenue, gross profit increased to 38.4% for 2003 from 21.5% in 2002. This increase is primarily associated with a more profitable product mix in 2003.

Gross profit as a percentage of net revenue is impacted by several factors, including shifts in product mix, changes in channels of distribution, sales volume, fluctuations in manufacturing costs, pricing strategies, and fluctuations in sales of integrated third-party products.

Sales and Marketing

Sales and marketing expenses decreased 47.2% to $6.2 million in 2003 from $11.8 million in 2002 as we restructured our sales force, including headcount reductions, to respond to the decline in sales. As a percentage of net revenue, sales and marketing expenses decreased to 96.2% in 2003 from 150.5% in 2002. We expect sales and marketing expenses to decrease in 2004 compared to 2003 as we recognize the full benefit from restructuring actions taken throughout 2002, 2003 and early 2004. We also expect sales and marketing expenses, as a percentage of net revenue, to decrease in 2004 compared to 2003.

Research and Development

Research and development expenses decreased 42.5% to $3.5 million, or 54.0% of net revenue, in 2003 compared to $6.1 million, or 77.7% of net revenue, in 2002 as we reduced headcount in our engineering department to respond to the decline in sales and eliminated engineering efforts with regards to our SecureCom product family. Our research and development costs are expensed in the period in which they are incurred. We expect research and development expenses to decrease in 2004 compared to 2003 as we recognize the full benefit from restructuring actions taken throughout 2002 and 2003.  We expect research and development, as a percentage of net revenue, also to decrease in 2004 compared to 2003.

General and Administrative

General and administrative expenses, excluding amortization, impairment, severance and litigation settlement expenses, decreased 36.6% to $1.6 million in 2003 from $2.6 million in 2002 as we reduced headcount in our support functions to reduce costs.  As a percentage of net revenue, general and administrative expenses decreased to 25.2% in 2003 from 32.9% in 2002.  We also expect general and administration expenses to decrease in 2004 compared to 2003 as we recognize the full benefit of restructuring actions taken throughout 2002 and 2003.

Amortization and Impairment of Intangibles

Due to the impairment charge taken during 2002 to write all intangible assets down to zero at December 31, 2002, no amortization expense or impairment was recognized during 2003.  Amortization of intangibles was $0.8 million in 2002 prior to the adoption of SFAS No. 142, whereby goodwill was not amortized throughout the year. We took an impairment charge during December 2002 to write all intangible assets related to our acquisition of MimeStar, Inc. down to zero as a result of our annual SFAS 142 goodwill impairment test and other impairment reviews conducted during the fourth quarter of 2002. The total charge for the write-down was $3.0 million. Total amortization and charges for impairment was $3.8 million for 2002.

Litigation Settlement

During the third quarter of 2003, Intrusion settled a pending lawsuit with Morgan Newton.  As a result of the settlement, Intrusion paid $0.5 million during the fourth quarter of 2003 to fully satisfy this claim.  There is no other litigation pending against Intrusion.  There was no litigation settlement charge in 2002.

Severance Costs

In connection with our continued shift to our new intrusion detection and security appliance product lines during 2003, and as such, we streamlined operations and activities that are not aligned with these core markets and strategies. We recorded severance charges of $0.5 million for severance as a result of reductions in force.  All severance obligations related to the 2003 charge were paid prior to December 31, 2003 and we were not receiving any benefits from those severed individuals after December 31, 2003.

Pursuant to the restructuring action discussed above and those taken in 2002, we reduced operating expenses, excluding severance charges, litigation settlement charges, impairment charges and amortization, 26.2% from $3.2 million in the first quarter of 2003 to $2.4 million in the fourth quarter of 2003. Comparing first quarter 2003 to fourth quarter 2003 operating expense categories, sales and marketing reduced 39.3% from $1.9 million to $1.1 million; research and development reduced 11.8% from $0.9 million to $0.8 million and general and administrative remained constant at $0.4 million per quarter throughout the year.

Interest Income, Net

Net interest income decreased 48.1% to $0.2 million in 2003 from $0.4 million in 2002 primarily due to a decrease in average cash and interest- bearing investment balances and lower interest rates. We do not expect net interest income to decrease in 2004 compared to 2003 as we expect our average cash and interest-bearing investment balances to increase in 2004 when compared to 2002, related to our private placement in the first quarter of 2004 and an expected increase in revenue in 2004.  However, we do expect interest rates to remain low, resulting in a lower return on investment. Net interest income will vary in the future based on our cash flow and rate of return on investments.

Income Taxes

Our effective income tax rate was 0% in 2003 as a valuation allowance has been recorded for the entire amount of the net deferred tax asset due to uncertainty of realization.  Our effective income tax rate was an income tax benefit of 2.9% in 2002.  We have fully utilized our net operating loss carryback.

2002 compared with 2001

Net Revenue

Net revenue decreased 53.0% to $7.8 million in 2002 from $16.7 million in 2001. The decrease in net revenue is primarily due to the decline in sales of SecureCom and other products, which are approaching end-of-life, coupled with a longer sales cycle related to our newer products. In addition, worldwide economic conditions in 2002 negatively impacted our sales of SecureNet network intrusion detection products and PDS security appliance products.

Export revenue in 2003 decreased to $2.6 million, or 33.4% of net revenue, compared to $6.1 million, or 36.4% of net revenue in 2002 primarily due to a continued economic decline and decrease in technology spending.

Gross Profit

Gross profit decreased 47.2% to $1.7 million in 2002 from $3.2 million in 2001. As a percentage of net revenue, gross profit increased to 21.5% for 2002 from 19.1% in 2001. This increase is primarily associated with a more profitable product mix in 2002.

Cost of revenue in 2002 includes a $1.0 million fourth quarter write-off of SecureCom inventory as demand has shifted to our new intrusion detection and security appliance product lines. Absent of this write-off, gross profit would have been $2.7 million or 33.8% as a percentage of net revenue.

Gross profit as a percentage of net revenue is impacted by several factors, including shifts in product mix, changes in channels of distribution, sales volume, fluctuations in manufacturing costs, pricing strategies, and fluctuations in sales of integrated third-party products.

Sales and Marketing

Sales and marketing expenses decreased 50.0% to $11.8 million in 2002 from $23.6 million in 2001 as we restructured our sales force, including headcount reductions, to respond to the decline in sales. As a percentage of net revenue, sales and marketing expenses increased to 150.5% in 2002 from 141.1% in 2001. We expect sales and marketing expenses to decrease in 2003 compared to 2002 as we recognize the full benefit from restructuring actions taken throughout 2002 and early 2003. We also expect sales and marketing expenses, as a percentage of net revenue, to decrease in 2003 compared to 2002.

Research and Development

Research and development expenses decreased 51.5% to $6.1 million, or 77.7% of net revenue, in 2002 compared to $12.5 million, or 75.2% of net revenue, in 2001 as we reduced headcount in our engineering department to respond to the decline in sales and eliminated engineering efforts with regards to our SecureCom product family. Our research and development costs are expensed in the period in which they are incurred. We expect research and development expenses to decrease in 2003 compared to 2002 as we recognize the full benefit from restructuring actions taken throughout 2002 and early in 2003. In addition, the lease agreement for our research and development facility in San Diego, California was renewed in September 2002 at a lower monthly rate for fewer square feet to accommodate the reduction in our research and development workforce. We expect research and development, as a percentage of net revenue, to decrease in 2003 compared to 2002.

General and Administrative

General and administrative expenses, excluding amortization expenses, decreased 42.5% to $2.6 million in 2002 from $4.5 million in 2001 as we reduced headcount in our support functions to reduce costs. As a percentage of net revenue, general and administrative expenses increased to 32.9% in 2002 from 26.9% in 2001. We expect general and administration expenses to decrease in 2003 compared to 2002 as we recognize the full benefit of restructuring actions taken throughout 2002 and early in 2003. In addition to the restructuring impact, amortization expense of $0.8 million incurred in 2002 related to the intangible assets that were written off in December 2002 will not be incurred in 2003.

Amortization and Impairment of Intangibles

Amortization of intangibles decreased 35.3% to $0.8 million in 2002 from approximately $1.2 million in 2001, due to the adoption of SFAS No. 142 whereby goodwill was not amortized throughout the year. We took an impairment charge during December 2002 to write all intangible assets related to our acquisition of MimeStar, Inc. down to zero as a result of our annual SFAS 142 goodwill impairment test and other impairment reviews conducted during the fourth quarter. The total charge for the write-down was $3.0 million. Total amortization and charges for impairment was $3.8 million for 2002.

Restructuring Costs

In connection with our continued shift to our new intrusion detection and security appliance product lines during 2002, and as such, we streamlined operations and activities that are not aligned with these core markets and strategies. We recorded restructuring charges of $0.2 million for severance as a result of reductions in force. All severance obligations related to the 2002 restructuring charge were paid prior to December 31, 2002 and we were not receiving any benefits from those severed individuals after December 31, 2002.

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

Interest Income, Net

Net interest income decreased 79.2% to $0.4 million in 2002 from $1.7 million in 2001 primarily due to a decrease in average cash and interest- bearing investment balances and lower interest rates. We expect net interest income to decrease in 2003 compared to 2002 as we expect our average cash and interest-bearing investment balances to decline for 2003 when compared to 2002. In addition, we expect interest rates to remain low, resulting in a lower return on investment. Net interest income will vary in the future based on our cash flow and rate of return on investments.

Income Taxes

Our effective income tax rate was a benefit of 2.9% in 2002 compared to an income tax benefit of 4.8% in 2001. We have fully utilized our net operating loss carryback.

Liquidity and Capital Resources

Our principal sources of liquidity at December 31, 2003 were $1.0 million of cash and cash equivalents and $1.7 million of short-term investments. As of December 31, 2003, we do not hold investments with a stated maturity beyond one year. Working capital at December 31, 2003 was $2.4 million compared to $10.7 million as of December 31, 2002.

Net cash used in continuing operations in 2003 was $7.9 million, primarily due to an operating loss for the year, a decrease in accounts payable and accrued expenses and deferred revenue, offset by depreciation, and decreases in accounts receivable and inventories.  Future fluctuations in accounts receivable, inventory balances and accounts payable will be dependent upon several factors, including but not limited to quarterly sales, timely collection of accounts receivable, and the accuracy of our forecasts of product demand and component requirements.

During 2003, our cash, cash equivalents and investments declined $8.0 million from $10.7 million on December 31, 2002 to $2.7 million on December 31, 2003. During 2003 we continued to streamline our operations to better align our workforce with industry trends.  This realignment caused our operating expenses, excluding severance charges, litigation settlement charges, impairment charges and amortization to reduce from $3.2 million in the first quarter of 2003 to $2.4 million in the fourth quarter of 2003.  Based on our current expectations, the Company will incur operating losses and further usage of cash resources during the first half of 2004.

Net cash provided by investing activities in 2003 was $6.0 million, which consisted of the net maturity and sale of $6.1 million of available for sale securities and the net purchase of property and equipment of $0.1million.

At December 31, 2003, we did not have any material commitments for capital expenditures. Operating lease commitments of $1.1 million are detailed below. During 2003, we funded our operations through the use of available cash, cash equivalents and investments.

As of December 31, 2003, we had cash, cash equivalents and investments in the amount of approximately $2.7 million, down from approximately $10.7 million as of December 31, 2002.  However, throughout 2003, we reduced expenses.  As a result, our cash used in operations, excluding the litigation settlement and severance charges, in the fourth quarter was approximately $1.4 million.  Including litigation settlement and severance charges, our cash used in operations in the fourth quarter of 2003 was $1.9 million.  On March 25, 2004, we closed a $5.0 million private placement of 5% Convertible Preferred Stock and warrants, the proceeds of which we intend to use for general corporate and working capital purposes.  With this additional financing, we believe that we have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  The sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control.  Moreover, despite actions to reduce our cost and improve our profitability, we expect our operating losses and net operating cash outflows to continue through at least the first half of 2004.  We do not currently have any further arrangements for financing, and we may not be able to secure additional debt or equity financing on terms that are acceptable to us, or at all, at the time when we need such funding. If our business does not generate sufficient cash flow from operations and sufficient financings are not available, we may not be able to operate or grow our business, pay our expenses when due or fund our other liquidity needs.

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

Subsequent to December 31, 2003, we successfully renegotiated our lease agreement for our headquarters in Richardson, Texas, which decreased the amount of square feet we leased and extended the lease term for an additional five years.  According to the new lease agreement, our Richardson, Texas headquarters will be located in the same building.  However, we will reduce the amount of space that we lease from approximately 95,000 square feet to approximately 30,000 square feet of floor space and the term of our new lease will expire in February 2010.

Contractual Obligations

The following table compares the information concerning the future contractual obligations under our operating leases based on the renegotiated lease agreement for our headquarters location.  We have no other significant contractual obligations at December 31, 2003.

Future minimum lease payments consisted of the following on December 31, 2003 (in thousands):

	Contractual Obligations at December 31, 2003	Renegotiated Contractual Obligations dated back to December 31, 2003
2004	$944	$563
2005	197	428
2006	—	376
2007	—	378
2008	—	393
2009 and thereafter	—	477

	$1,141	$2,615

Off-Balance Sheet Arrangements

As of December 31, 2003, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Exchange.  Our revenue originating outside the U.S. in 2003, 2002 and 2001 was 31.4%, 33.4% and 36.4% of total revenues, respectively.  Revenues generated from the European region in 2003, 2002 and 2001 were 23.0%, 14.5% and 25.4% of total revenues, respectively.  Revenues generated from the Asia region in 2003, 2002 and 2001 were 7.4% 14.6% and 6.3% of total revenues, respectively.  International sales are generated primarily from our foreign sales subsidiaries in the local countries and are typically denominated in U.S. dollars.  These subsidiaries incur substantially all of their expenses in the local currency.

Our international business is subject to risks typical of an international business, including differing economic conditions, changes in political climate, differing tax structures, import and export regulations, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on our business in 2003, 2002 and 2001 was not material.

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

Interest income on our investments is carried in “Interest income, net”. We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  All of the cash equivalents and short-term investments are treated as available-for-sale under SFAS 115.

Investments in fixed rate interest earning instruments carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates.  Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities, which have seen a decline in market value due to changes in interest rates.  Our investment securities are held for purposes other than trading.  The weighted-average interest rate on investment securities at December 31, 2003 was 5.8%. The fair value of investments held at December 31, 2003 approximated amortized cost.

Item 8.    Financial Statements and Supplementary Data.

The information required by this item is included in Part IV Item 15(a)(1 and 2).

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On March 11, 2003, we appointed KBA Group LLP to serve as our independent public accountants, replacing our former independent public accountants Ernst & Young LLP, effective immediately.  This appointment was ratified by our stockholders at our 2003 annual meeting. The decision to change independent auditors was approved by our Board of Directors upon the recommendation and approval of our Audit Committee.

Ernst & Young LLP’s reports on our consolidated financial statements for the fiscal years ended December 31, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2002 and 2001 and the interim period prior to its dismissal, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Ernst & Young LLP’s satisfaction, would have caused them to make reference to the subject matter in connection with their reports on our consolidated financial statements and supporting schedules for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

We provided Ernst & Young LLP with a copy of the foregoing disclosures. A copy of Ernst & Young LLP’s letter, dated March 11, 2003, stating their agreement with such statements is attached as Exhibit 16.1 to our Current Report on Form 8-K filed with the SEC on March 11, 2003.

During the fiscal years ended December 31, 2002 and 2001 and through the date of our dismissal of Ernst & Young, LLP, we did not consult KBA Group LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of the audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A. Controls and Procedures

We have carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2003 pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported in a timely manner.

We have carried out an evaluation, under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes in our internal controls over financial reporting that occurred during the quarterly period ended December 31, 2003, and our Chief Executive Officer and Chief Financial Officer have concluded that there was no change during the quarterly period ended December 31, 2003 that has a materially affected or is reasonably expected to materially affect our internal control over financial reporting.

PART III

Certain information required by Part III is omitted from this Form 10-K because we will file a definitive Proxy Statement for our 2004 annual meeting of stockholders pursuant to Regulation 14A (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

Item 10. Directors and Executive Officers of Intrusion Inc.

The information required regarding Directors and Executive Officers of Intrusion Inc. appearing under the captions “Election of Directors”, “ Compliance with Section 16 Reporting Requirements” and Executive Officers” contained in the Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation.

The information set forth under the caption “Executive Compensation” contained in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information set forth under “Certain Transactions with Management” contained in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information set forth under “Fees Paid to Independent Public Accountants” contained in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)           1.    Consolidated Financial Statements.

The following consolidated financial statements of Intrusion Inc. and subsidiaries, are submitted as a separate section of this report (See F-pages), and are incorporated by reference in Item 8:

2.             Financial Statement Schedules.

Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because they are either not required or not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b)                                                                                 Reports on Form 8-K.

During the quarter ended December 31, 2003, we filed the following reports on Form 8-K:

•                  Report on Form 8-K (Item 5) filed on November 7, 2003, announcing Intrusion’s intent to appeal Nasdaq’s delisting notification; and

•                  Report on Form 8-K (Item 5) filed on October 27, 2003, announcing the election of James F. Gero to the board of directors.

(c)                                  Exhibits

The following Exhibits are filed herewith pursuant to Item 601 of Regulation S-K or incorporated herein by reference to previous filings as noted:

Exhibit Number	Description of Exhibit
2.1(5)	Certificate of Ownership and Merger Merging Intrusion.com, Inc. into Intrusion Inc.
3.1(5)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(7)	Certificate of Amendment to Certificate of Incorporation of Registrant
3.3(8)	Certificate of Designation for the Registrant’s 5% Convertible Preferred Stock
3.4(4)	Bylaws of the Registrant.
4.1(9)	Specimen Common Stock Certificate.
4.2(8)	Specimen 5% Convertible Preferred Stock Certificate
4.3(8)	Form of Warrant to Purchase Shares of Common Stock
4.4(8)	Warrant to Purchase Common Stock dated March 25, 2004, issued by the Registrant to Black Point Partners
4.5(8)	Registration Rights Agreement dated as of March 25, 2004, by and among the Registrant and the entities listed on Schedule A thereto
4.6(8)	Form of Lock-Up Agreement
10.1(1)	1983 Incentive Stock Option Plan of the Registrant, as amended.
10.2(1)	1987 Incentive Stock Option Plan of the Registrant, as amended.
10.3(1)	Form of Indemnification Agreement.
10.4(5)	1995 Stock Option Plan of the Registrant as amended April 26, 2001.
10.5(2)	1995 Non-Employee Directors Stock Option Plan of the Registrant (amended and restated as of January 10, 2002).
10.7(9)	Lease Agreement between CalWest Industrial Holdings Texas, L.P. and Intrusion Inc.
10.8(8)	Securities Purchase Agreement dated as of March 25, 2004, by and among the Registrant and the purchasers listed on Exhibit A thereto.
10.9(4)	Amended and Restated 401(k) Savings Plan of the Registrant.
10.10(4)	1997 Employee Stock Purchase Plan of the Registrant, as amended January 17, 2001.
10.11(3)	Employment Agreement with Aaron Bawcom dated February 4, 2003
10.12(6)	Intrusion Inc. 401(k) Savings Plan Summary of Material Modifications.
21(5)	List of Subsidiaries of Registrant
23.1(9)	Consent of Ernst & Young LLP, Independent Auditors.
23.2(9)	Consent of KBA Group LLP, Independent Auditors
31.1(9)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2(9)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1(9)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(9)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(3)           Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, which Exhibit is incorporated herein by reference.

(4)           Filed as an Exhibit to the Registrants' Annual Report on Form 10-K, for the fiscal year ended December 31, 2000.

(5)           Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which Exhibit is incorporated herein by reference.

(6)           Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, which Exhibit is incorporated herein by reference.

(7)           Filed as an Exhibit to the Registrant’s Definitive Proxy Statement on Schedule 14A in connection with the solicitation of proxies for its Special Meeting of Stockholders held March 18, 2004, which Exhibit is incorporated herein by reference.

(8)           Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated March 26, 2004, which Exhibit is incorporated by reference.

(9)           Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2004	INTRUSION INC. (Registrant)

	By:	/s/ G. Ward Paxton
G. Ward Paxton
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ G. Ward Paxton	Chairman, President,	March 26, 2004
G. Ward Paxton	Chief Executive Officer, and Director

/s/ T. Joe Head	Vice Chairman, Vice President	March 26, 2004
T. Joe Head	and Director

Vice President, Chief Financial
/s/ Michael L. Paxton	Officer, Treasurer and Secretary	March 26, 2004
Michael L. Paxton	(Principal Financial and Accounting Officer)

/s/ James F. GERO	Director	March 26, 2004
James F. Gero

/s/ J. Fred Bucy	Director	March 26, 2004
J. Fred Bucy

/s/ Donald M. Johnston	Director	March 26, 2004
Donald M. Johnston

ANNUAL REPORT ON FORM 10-K

ITEM 15(a)(1)

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

INTRUSION INC.

RICHARDSON, TEXAS

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Intrusion Inc.

We have audited the accompanying consolidated balance sheet of Intrusion Inc. and subsidiaries (the “Company”) as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule appearing under Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intrusion Inc. and subsidiaries at December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, appearing under Item 15(a)(2) for the year ended December 31, 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

KBA Group LLP
Dallas, Texas
January 30, 2004, except for Note 13, to which the date is March 25, 2004

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Intrusion Inc.

We have audited the accompanying consolidated balance sheets of Intrusion Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended. Our audits also included the financial statement schedule included in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intrusion Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets."

Dallas, Texas

January 28, 2003

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31,
	2003	2002
Assets
Current Assets:
Cash and cash equivalents	$974	$2,898
Short-term investments	1,705	7,825
Accounts receivable, net of allowance for doubtful accounts and returns of $574 in 2003 and $934 in 2002	972	2,363
Inventories	1,286	1,411
Prepaid expenses	449	759
Total current assets	5,386	15,256
Property and Equipment:
Machinery and equipment	2,424	10,845
Furniture and fixtures	77	1,441
Leasehold improvements	178	998
	2,679	13,284
Accumulated depreciation and amortization	(2,382)	(11,687)
	297	1,597
Other assets	77	86
TOTAL ASSETS	$5,760	$16,939

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable, trade	$1,080	$1,159
Accrued vacation expense	303	341
Accrued warranty expense	200	300
Other accrued expenses	605	1,105
Deferred revenue	788	1,650
Total current liabilities	2,976	4,555
TOTAL LIABILITIES	2,976	4,555

Stockholders’ Equity:
Preferred stock, $0.01 par value:
Authorized shares-5,000 No shares issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares-80,000 Issued shares-20,690 in 2003 and 20,686 in 2002 Outstanding shares-20,650 in 2003 and 20,646 in 2002	207	207
Additional paid-in-capital	47,371	47,371
Common stock held in treasury, at cost-40 shares	(362)	(362)
Accumulated deficit	(44,204)	(34,604)
Accumulated other comprehensive loss	(228)	(228)
Total stockholders’ equity	2,784	12,384
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,760	$16,939

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001

Net revenue	$6,478	$7,834	$16,685
Cost of revenue	3,988	6,147	13,490
Gross profit	2,490	1,687	3,195
Operating expenses:
Sales and marketing	6,230	11,789	23,550
Research and development	3,498	6,088	12,549
General and administrative	1,632	2,576	4,481
Amortization of intangibles	—	798	1,233
Impairment of intangibles	—	3,009	—
Litigation settlement	450	—	—
Severance costs	472	200	4,673
Operating loss	(9,792)	(22,773)	(43,291)
Interest income, net	182	351	1,687
Other income (expense), net	10	(7)	112
Loss from continuing operations before income taxes	(9,600)	(22,429)	(41,492)
Income tax benefit	—	(608)	(1,877)
Loss from continuing operations	(9,600)	(21,821)	(39,615)
Income (loss) from discontinued operations, net of income taxes	—	544	(6,165)
Net loss	$(9,600)	$(21,277)	$(45,780)

Loss per share, continuing operations (basic and diluted)	$(0.46)	$(1.06)	$(1.93)

Net loss per share (basic and diluted)	$(0.46)	$(1.03)	$(2.23)

Weighted average shares outstanding —(basic and diluted)	20,649	20,640	20,565

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

YEAR ENDED DECEMBER 31,	2003	2002	2001

NUMBER OF SHARES—ISSUED
Balance, beginning of year	20,686	20,649	20,525
Issuance of common stock under warrants, stock options and purchase plans	4	37	124
Balance, end of year	20,690	20,686	20,649
NUMBER OF SHARES—OUTSTANDING
Balance, beginning of year	20,646	20,609	20,485
Issuance of common stock under warrants, stock options and purchase plans	4	37	124
Balance, end of year	20,650	20,646	20,609
COMMON STOCK
Balance, beginning of year	$207	$206	$205
Issuance of common stock under warrants, stock options and purchase plans	—	1	1
Balance, end of year	$207	$207	$206
ADDITIONAL PAID-IN-CAPITAL
Balance, beginning of year	$47,371	$47,320	$46,916
Issuance of common stock under warrants, stock options and purchase plans	—	51	396
Tax benefit derived from exercise of employee stock options	—	—	8
Balance, end of year	$47,371	$47,371	$47,320
TREASURY SHARES
Balance, beginning of year	$(362)	$(362)	$(362)
Purchase of treasury shares	—	—	—
Balance, end of year	$(362)	$(362)	$(362)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(228)	$(339)	$(425)
Foreign currency translation adjustment (a)	—	111	86
Balance, end of year	$(228)	$(228)	$(339)
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance, beginning of year	$(34,604)	$(13,327)	$32,453
Net loss (b)	(9,600)	(21,277)	(45,780)
Balance, end of year	$(44,204)	$(34,604)	$(13,327)
TOTAL STOCKHOLDERS’ EQUITY	$2,784	$12,384	$33,498

TOTAL COMPREHENSIVE LOSS (a+b)	$(9,600)	$(21,166)	$(45,694)

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2003	2002	2001

Operating Activities:
Loss from continuing operations	$(9,600)	$(21,821)	$(39,615)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,400	2,955	4,369
Impairment of intangible assets	—	3,009	3,109
Deferred income tax expense	—	—	1,923
Changes in operating assets and liabilities:
Accounts receivable	1,391	2,843	1,681
Income tax receivable	—	2,779	(1,036)
Inventories	125	3,605	3,343
Other assets	319	(137)	851
Accounts payable and accrued expenses	(717)	(3,095)	(3,905)
Deferred revenue	(862)	(8)	374
Net cash used in operating activities of continuing operations	(7,944)	(9,870)	(28,906)
Investing Activities:
Purchases of short-term investments	(3,475)	(16,290)	(14,369)
Maturities of short-term investments	9,595	13,117	34,798
Purchases of property and equipment	(100)	(151)	(680)

Net cash provided by (used in) investing activities of continuing operations	6,020	(3,324)	19,749
Financing Activities:
Exercise of warrants and employee stock options	—	51	405
Other	—	1	(3)
Net cash provided by financing activities of continuing operations	—	52	402
Net cash provided by discontinued operations	—	146	4,107
Effect of foreign currency translation adjustment on cash and cash equivalents	—	111	86
Net decrease in cash and cash equivalents	(1,924)	(12,885)	(4,562)
Cash and cash equivalents at beginning of year	2,898	15,783	20,345

Cash and cash equivalents at end of year	$974	$2,898	$15,783

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

We develop, market and support a family of network intrusion detection and prevention systems and regulated information compliance systems that address vital security issues facing organizations with mission critical applications or housing classified, confidential or customer information assets.  Our growth strategy is focused on three primary network security product segments — intrusion detection systems (“IDS”), intrusion prevention systems (“IPS”), and regulated information compliance systems (“RICS”).  We have sold our network security products to over 300 customers including many fortune 500 companies, departments of the U.S. Government, and Managed Security Service Providers (“MSSP”).

We are headquartered in Richardson, Texas and have 44 employees, including 17 in sales and marketing, and 15 in engineering.  Our principal executive offices are located at 1101 East Arapaho Road, Richardson, Texas 75081, and our telephone number is (972) 234-6400.  Our Web site is www.intrusion.com and our common stock is traded on the NASDAQ Small Cap Market under the symbol “INTZC”.

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

References to “we”, “us”, “our” or “Intrusion Inc.” refer to Intrusion Inc. and its subsidiaries.

As of December 31, 2003, we had cash, cash equivalents and investments in the amount of approximately $2.7 million, down from approximately $10.7 million as of December 31, 2002.  However, throughout 2003, we reduced expenses.  As a result, our cash used in operations, excluding the litigation settlement and severance charges in the fourth quarter was approximately $1.4 million.  Including litigation settlement and severance charges, our cash used in operations in the fourth quarter of 2003 was $1.9 million.  On March 25, 2004, we closed a $5.0 million private placement of 5% Convertible Preferred Stock and warrants (See Note 13).  With this additional financing, we believe that we have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  The sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control.  Moreover, despite actions to reduce our cost and improve our profitability, we expect our operating losses and net operating cash outflows to continue through at least the first half of 2004.  We do not currently have any further arrangements for financing, and we may not be able to secure additional debt or equity financing on terms that are acceptable to us, or at all, at the time when we need such funding.  If our business does not generate sufficient cash flows from operations and sufficient financings are not available, we may not be able to operate or grow our business, pay our expenses when due or fund our other liquidity needs.

2. Summary of Significant Accounting Policies

Principles of Consolidation

Our consolidated financial statements include our accounts and those of our wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and all highly liquid investments purchased with an original maturity of less than three months as of the balance sheet date are considered to be cash and cash equivalents.

Short-term Investments

Short-term investments consist of U.S. government obligations and corporate securities with maturities between 90 days and one year as of the balance sheet date. Short-term investments are classified as available for sale. These investments are valued at market value, which approximates amortized cost. The difference between fair market value and amortized cost is not material.  Realized gains and losses from the sale of short-term investments are included in other income, net and are derived using the specific identification method for determining the cost of securities.

Risk Concentration

Financial instruments, which potentially subject us to concentrations of credit risk, are primarily cash and cash equivalents, investments and accounts receivable. We place our investments in U.S. government obligations, corporate securities and money market funds. Substantially all of our cash, cash equivalents and investments are maintained with two major U.S. financial institutions.

We sell our products to customers in diversified industries worldwide, primarily in North America, Europe, Asia and Latin America. Fluctuations in currency exchange rates and adverse economic developments in foreign countries could adversely affect the Company’s operating results. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral. We maintain reserves for potential credit losses, and such losses, in the aggregate, have not exceeded management expectations.

While we believe that many of the materials used in the production of our products are generally readily available from a variety of sources, certain components are available from one or a limited number of suppliers. The inability of any supplier or manufacturer to fulfill supply requirements of the Company could impact future results.

Accounts Receivable, Allowance for Doubtful Accounts and Returns

Trade accounts receivable are stated at the amount we expect to collect.  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  Management considers the following factors when determining the collectibility of specific customer accounts:  customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms.  If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  Based on management’s assessment, we provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance.  Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Our management estimates the allowance required to state inventory at the lower of cost or market. There is a risk that we will forecast demand for our products and market conditions incorrectly and maintain excess inventories. Therefore, there can be no assurance that we will not maintain excess inventory and incur inventory lower of cost or market charges in the future.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and is depreciated on a straight-line basis over the estimated useful lives of the assets. Such lives vary from 3 to 20 years. Leasehold improvements are amortized over the shorter of their useful lives or the terms of the leases. Repair and maintenance costs are expensed as incurred. Depreciation and amortization expense totaled approximately $1.4, $2.2 and $3.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Goodwill and Other Intangible Assets

Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, which requires companies to cease amortizing goodwill and certain intangible assets with indefinite useful lives. SFAS 142 requires that goodwill and intangible assets deemed to have indefinite useful lives be reviewed for impairment upon adoption of SFAS 142, annually thereafter, and upon the occurrence of any event that indicates potential impairments.

In accordance with SFAS 142, we discontinued recording goodwill amortization effective January 1, 2002. Operating results, excluding the effect of amortization expense related to goodwill, for the years ended December 31, 2003, 2002 and 2001 is as follows (in thousands, except per share data):

	2003	2002	2001

Net loss	$(9,600)	$(21,277)	$(45,780)
Add back: Goodwill amortization net of income taxes	—	—	578
Pro forma net loss	$(9,600)	$(21,277)	$(45,202)

Net loss per share:
As reported (basic and diluted)	$(0.46)	$(1.03)	$(2.23)
Pro forma (basic and diluted)	$(0.46)	$(1.03)	$(2.20)

SFAS 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for potential impairment, while the second phase (if necessary) measures the impairment. Goodwill is potentially impaired if the net book value of a reporting unit exceeds its estimated fair value. We have determined that we have one reporting unit. This methodology differs from our previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows on an enterprise-wide basis to determine if goodwill is recoverable.

We elected to perform our annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of 2002. In connection with our annual impairment review, we determined that the value of goodwill was impaired. At the time of our impairment review, the remaining goodwill of $0.4 million was associated with the MimeStar purchase transaction (see Note 3). Based on the decline in our market value as indicated by the decline in our stock price during 2002, we determined that the goodwill carrying value should be zero at December 31, 2002. Therefore, an impairment charge of $0.4 million was recorded and is included in impairment of intangibles in the accompanying consolidated statement of operations.

Long-Lived Assets

Effective January 1, 2002, we adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and accounting and reporting provisions of Accounting Principles Bulletin Opinion 30, “Reporting the Results of Operations,” for a disposal of a segment. The primary objective of SFAS 144 is to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held for sale. SFAS 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date. Our adoption of SFAS 144 had no effect on our financial position or results of operations.

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

As a result of the write-off of goodwill during the fourth quarter of 2002, we determined that a triggering event indicating potential impairment of the associated intangibles had occurred.  At December 31, 2002, the remaining intangibles of $2.6 million principally included purchased software associated with the MimeStar purchase transaction (see Note 3).  We determined that the undiscounted pre-tax cash flows associated with this software was not likely to exceed the remaining carrying value.  Due to technological changes that had taken place with respect to the core software code acquired, it was determined that the carrying value should be zero at December 31, 2002.  Therefore, we recorded an impairment charge of $2.6 million, which is included in impairment of intangibles in the accompanying consolidated statement of operations.

Foreign Currency Translation

Beginning with fiscal year 2003, we determined that our international subsidiaries should use the United States dollar as their functional currency, as allowed under SFAS No. 52, “Foreign Currency Translation”.  Although, our international offices pay operating expenses in their local currency, they are fully funded by us in United States dollars, and we exchange the United States dollars locally to settle operating expenses incurred.  As outlined in SFAS 52, assets and liabilities are translated at the exchange rate in effect at the balance sheet date, and income and expense accounts at average exchange rates during the year.  Resulting translation adjustments totaling approximately $50,000 were recorded as operating expenses in the statement of operations during 2003.

Accounting for Stock Options

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation.

SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.  While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  Under APB 25, if the exercise price of an employee’s stock option equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.  However, if the exercise price of an employee’s stock option is less than the market price of the underlying stock on the date of grant, compensation expense is recorded for the difference in the exercise price and the market price.  As allowed by SFAS 123, we have elected to continue to utilize the accounting method prescribed by APB 25 and have adopted the disclosure requirements of SFAS 123 and SFAS 148.

The following table summarizes relevant information as to the reported results under our intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provision of SFAS 123 had been applied for the years ended December 31, 2003, 2002 and 2001 (in thousands, except per share data):

	2003	2002	2001

Net loss, as reported	$(9,600)	$(21,277)	$(45,780)
Deduct: Total stock-based compensation determined under fair value-based method for all awards	(256)	(667)	(1,897)
Pro forma net loss	$(9,856)	$(21,944)	$(47,677)

Net loss per share:
As reported (basic and diluted)	$(0.46)	$(1.03)	$(2.23)
Pro forma (basic and diluted)	$(0.48)	$(1.06)	$(2.32)
Weighted-average shares used in computation:
Basic and diluted	20,649	20,640	20,565

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

Net Loss Per Share

We report two separate earnings per share (“EPS”) numbers, basic EPS and diluted EPS with additional disclosure made between continuing and discontinued operations.  Basic net loss per share is computed by dividing net loss for the year by the weighted average number of common shares outstanding for the year.  Diluted net loss per share is computed by dividing the net loss for the year by the weighted average number of common shares and common stock equivalents outstanding for the year.  Our common stock equivalents are not included in the diluted loss per share for the years ended December 31, 2003, 2002 and 2001, as they are anti-dilutive.  Such options are excluded due to incurring a net loss per share during the applicable years.

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

We recognize software revenue from the licensing of our software products in accordance with Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” SOP 98-9, “Modification of 97-2, Software Revenue Recognition, with respect to certain transactions” and Staff Accounting Bulletin (“SAB”) 104 “Revenue Recognition” whereby revenue from the licensing of our products is not recognized until all four of the following have been met: (i) execution of a written purchase order, license agreement or contract; (ii) shipment of the product has occurred; (iii) the license fee is fixed and determinable; and (iv) collectibility is probable. We defer and recognize maintenance and support revenue over the term of the contract period, which is generally one year. Allocation of revenue in an arrangement including maintenance is based on the proportion of the fair value of the maintenance when sold separately to the fair value of other items sold in the arrangement.

We have signed distribution agreements with distributors in the United States, Europe and Asia. In general, these relationships are non-exclusive. Distributors typically maintain an inventory of our products. Under these agreements, we provide certain protection to the distributors for their inventory of our products for price reductions as well as products that are slow moving or have been discontinued. Recognition of sales to distributors and related gross profits are deferred until the distributors resell the merchandise. However, since we have legally sold the inventory to the distributor and we no longer have care, custody or control over the inventory, we recognize the trade accounts receivable and reduce inventory related to the sale at the time of shipment to the distributor. Revenue, offset by deferred cost of sales, is included in deferred revenue in the accompanying financial statements. Inventory held by distributors at December 31, 2003 and 2002 was approximately $0.1 million and $0.6 million, respectively.

Advertising Costs

Advertising expense is charged to operations in the period in which such costs are incurred. Total advertising included in sales and marketing expenses was $0.03 million, $0.02 million and $0.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Research and Development Costs

We incur research and development costs that relate primarily to the development of new security software, appliances and integrated solutions, and major enhancements to existing services and products. Research development costs are comprised primarily of salaries and related benefits expenses, contract labor and prototype and other related expenses.

Software development costs are included in research and development and are expensed as incurred. SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” requires that software development costs incurred subsequent to reaching technological feasibility be capitalized, if material. If the process of developing a new product or major enhancement does not include a detailed program design, technological feasibility is determined only after completion of a working model. To date, the period between achieving technological feasibility and the general availability of such software has been short, and the software development costs qualifying for capitalization have been insignificant.

Severance Charges

In connection with our continued shift to our new intrusion detection and security appliance product lines during 2001, 2002 and 2003, we streamlined operations and activities that are not aligned with these core markets and strategies.  In 2001, this shift in demand resulted in a charge of $3.1 million to recognize impairment of intangible assets (primarily developed technology) related to our SecurityAnalyst and Secure Enterprise product lines.  We also recorded $1.3 million for severance charges and $0.2 million for early termination of lease space in the year ended December 31, 2001.  For the year ended December 31, 2002, the severance charge recorded was $0.2 million.  In 2003, the continued shift in demand resulted in a charge of $0.5 million for severance as a result of reductions in force.  All severance obligations were paid prior to December 31, 2003, and we were not receiving further benefit from the severed individuals after December 31, 2003.  In addition to the severance charges in 2003, contractual severance payments were made in January 2004, resulting in additional severance of $0.1 million being incurred at that time.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used for, but not limited to, the accounting for doubtful accounts, sales discounts, sales returns, revenue recognition, warranty costs, inventory obsolescence, depreciation and taxes. Actual results could differ from these estimates.

Reclassifications

Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

Income Taxes

We account for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes,” which uses the liability method to calculate deferred income taxes. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income. The liability method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

3. Business Combinations and Acquisition of Assets

On September 25, 1998, we completed an acquisition of certain assets from Science Applications International Corporation (“SAIC”), a privately held company in San Diego, California. We acquired certain assets of the Computer Misuse and Detection System (“CMDS”) Division of SAIC and certain other information security products under development. In exchange for the CMDS assets, the information security products under development and $1.5 million dollars in cash, we issued to SAIC 1.6 million shares of the Company’s common stock and warrants to purchase an additional 1.5 million shares of its common stock. Two separate warrants each grant SAIC the right to purchase 750,000 shares of Intrusion Inc. common stock. The first warrant had an exercise price of $8.00 per share and a term of 18 months and was exercised on March 23, 2000. The second warrant had an exercise price of $10.50 per share and a term of 24 months and was exercised on September 22, 2000. Our acquisition has been accounted for as a purchase of software, in-process research and development and certain other assets. The transaction value of approximately $6.9 million less the $1.5 million cash received was allocated to the net assets acquired based on their estimated fair market value. Assets acquired included approximately $1.1 million of in-process research and development, $0.1 million of other intangible assets and approximately $4.2 million of purchased software to be amortized over seven years on a straight-line basis. In June 2001, we recorded a restructuring charge of $2.6 million to recognize the impairment of the remaining net book value of this intangible asset. See “Long-Lived Assets” in Note 2.

On September 30, 1999, we entered into a technology licensing agreement with RSA Security Inc. under which we are the exclusive licensee of RSA’s Kane Security Products in North America and Europe. The Kane Security Products include the Kane SecurityAnalyst, a security assessment tool, and the Kane Security Monitor, a host-based intrusion detection tool. We are responsible for marketing, sales, support, maintenance and development for Kane Security software. In June 2001, we recorded a restructuring charge of $0.4 million to recognize the impairment of the remaining net book value of this intangible asset. See “Goodwill and Other Intangible Assets” in Note 2.

On June 30, 2000, we acquired MimeStar, Inc., a Virginia corporation. MimeStar developed an advanced, network based intrusion detection system called SecureNet Pro™. The acquisition, accounted for using the purchase method, was affected by the merger of a wholly owned subsidiary of the Company (“Merger Sub”) with and into MimeStar, pursuant to an Agreement and Plan of Merger, by and among the Company, MimeStar, the Merger Sub and the sole stockholder of MimeStar (the “Merger”). Pursuant to the Merger, the stockholder of MimeStar received $4 million in cash and 95,969 shares of the Company’s common stock (which was valued at approximately $1 million on the date of the Merger). Transaction costs for this acquisition totaled approximately $100,000. The acquisition costs of $5.1 million were capitalized as approximately $3.6 million of purchased software, approximately $0.5 million of goodwill and approximately $1.0 million of other intangibles. In December 2002, we recorded impairment charges totaling $3.0 million under SFAS 142 and SFAS 144 to recognize the impairment of the remaining net book values of these intangible assets. See “Goodwill and Other Intangible Assets” and “Long-Lived Assets” in Note 2.

4. Balance Sheet Detail (in thousands)

Inventories

	December 31,
	2003	2002

Raw materials	$—	$70
Finished products	851	1,157
Work in process	261	—
Demonstration systems	174	184
	$1,286	$1,411

Other Accrued Expenses

	December 31,
	2003	2002

Accrued sales commissions	$99	$188
Accrued travel expenses	48	220
Accrued payroll	110	112
Accrued property taxes	144	187
Accrued taxes—other	60	300
Other	144	98
	$605	$1,105

5. Goodwill and Intangible Assets, Net

Amortization of intangibles for continuing operations is comprised of the following for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001

Goodwill	$—	$—	$64
Purchased software	—	527	811
Other intangible assets	—	271	358
Total amortization	$—	$798	$1,233

Prior to the adoption of SFAS 142, goodwill was amortized using the straight-line method over 7 years. Purchased software and other intangible assets were amortized using the straight-line method over their useful lives of 7 years.

As discussed in Note 2, all intangibles were deemed to be fully impaired at December 31, 2002. As such, included in accumulated amortization at December 31, 2002 for goodwill, purchased software and other intangibles are impairment charges of $0.4 million, $2.3 million and $0.3 million, respectively.

6. Commitments and Contingencies

Leases

We lease office space for our corporate headquarters in Richardson, Texas under an operating lease, the base term of which expires in February 2005, with two seven-year options to extend the term of the lease, subject to compliance with certain conditions. We lease office space in San Diego, California for a portion of our security software research and development staff under an operating lease that expires in August 2004. In addition, we lease office space for our U.S. and international sales and engineering offices. Total rental expense of $1.1 million, $1.4 million and $1.9 million was charged to operations during 2003, 2002, and 2001, respectively.

Subsequent to December 31, 2003, we successfully renegotiated our lease agreement for our headquarters in Richardson, Texas, which decreased the amount of square feet we leased and extended the lease term for an additional five years (See Note 13).  According to the new lease agreement, our Richardson, Texas headquarters will be located in the same building.  However, our lease will now expire in February 2010.

The following table sets forth certain information concerning our contractual obligations at December 31, 2003 and outlines the expected future payments to be made under such obligations and commitments.  The following table also shows the information concerning future contractual obligations based on the renegotiated lease agreement for our headquarters.

Future minimum lease payments consisted of the following on December 31, 2003 (in thousands):

	Contractual Obligations at December 31, 2003	Renegotiated Contractual Obligations dated back to December 31, 2003

2004	$944	$563
2005	197	428
2006	—	376
2007	—	378
2008	—	393
2009 and thereafter	—	477

	$1,141	$2,615

Legal Proceedings

We are subject to legal proceedings and claims that arise in the ordinary course of business. We do not believe that the outcome of those matters will have a material adverse affect on our consolidated financial position, operating results or cash flows. However, there can be no assurance such legal proceedings will not have a material impact.

On March 22, 2002, Morgan Newton Company, L.P. (“Morgan Newton”) filed suit against us in Dallas County District Court, Case No. DV02-02339-C, alleging claims for breach of contract, promissory estoppel, and fraud.  The claims arose out of an alleged oral representation to Morgan Newton concerning a request for quotation for the purchase of a large amount of Morgan Newton’s products.  Morgan Newton did not specify the amount of damages it was seeking in the lawsuit. During the third quarter of 2003, the case was settled out of court.  In accordance with the settlement, Intrusion paid Morgan Newton $450 thousand during the fourth quarter of 2003.  The settlement amount of this claim is recorded as litigation settlement in the statement of operations for 2003.  This claim has been completely satisfied at December 31, 2003 and should have no further financial impact on our operating results.

We are not aware of any material claims outstanding or pending against Intrusion at December 31, 2003.

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

A condition of the sale was to give Essential personnel 60 days to exit Essential’s leased facility, the obligation for which we retained as part of the sale. Included in the gain on the sale of Essential was management’s estimate of $0.3 million to terminate this lease agreement, which was equivalent to 2 years’ lease and maintenance of the facility. The contractual term of the lease ran through February 2009. Successful termination of the lease during the fourth quarter of 2002 for less than $0.3 million resulted in additional gain on sale of $0.1 million.

The following represents a summary of net income (loss) from discontinued operations for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001

Net sales	$—	$727	$4,693
Cost of sales	—	323	2,970
Gross profit	—	404	1,723
Operating expenses	—	503	4,774
Operating loss	—	(99)	(3,051)
Gain on sale	—	643	—
Net realizable value adjustment	—	—	(3,025)
Income (loss) before income taxes	—	544	(6,076)
Income tax expense (benefit)	—	—	89
Income (loss) from discontinued operations	$—	$544	$(6,165)

The net realizable value adjustment was recorded in the second quarter of 2001 and was in response to unfavorable market conditions and efforts to sell Essential. The adjustment reduced the carrying value of Essential to $0.8 million.

8. Employee Benefit Plans

Employee Stock Purchase Plan

On April 24, 1997, we adopted an Employee Stock Purchase Plan (the “Purchase Plan”) under which 0.5 million shares of common stock have been reserved for issuance. Eligible employees may designate not more than 10% of their compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan. The Purchase Plan was amended January 17, 2001 to increase the maximum number of shares that can be purchased per participant from 500 shares to 1,000 shares per offering. Each participant may purchase up to 2,000 shares in any one calendar year. On January 31 and July 31 of each calendar year, shares of common stock are purchased with the employees’ payroll deductions over the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price on the first day of the six-month period. The Purchase Plan will terminate no later than April 24, 2007. A total of 180,374 shares have been issued under the Purchase Plan as of December 31, 2003.

Employee 401(k) Plan

We adopted a plan known as the Intrusion Inc. 401(k) Savings Plan (the “Plan”) to provide retirement and incidental benefits for our employees.  The Plan covers substantially all employees who meet minimum age and service requirements.  As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax deferred salary deductions for eligible employees.

The Plan was amended on January 10, 2002 to allow employees to contribute from 1% to 25% of their annual compensation to the Plan, limited to a maximum amount as set by the Internal Revenue Service.  This limit was increased from 19%.  A feature was also added to the Plan to allow participants who are over the age of 50 to contribute an additional amount of their salary per year, as defined annually by the Internal Revenue Service.  We match employee contributions at the rate of $0.25 per each $1.00 of contribution on the first 4% of compensation.  Matching contributions to the Plan were approximately $17,000, $44,500, and $110,000 in 2003, 2002 and 2001, respectively.

9. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There are no deferred tax liabilities as of December 31, 2003 and 2002.  Significant components of our deferred tax assets as of December 31, 2003 and 2002 are as follows (in thousands):

	December 31
	2003	2002

Foreign subsidiaries net operating loss carryforward	$374	$374
Net operating loss carryforwards	26,743	21,230
Book over tax depreciation	900	273
Intangibles	1,478	1,602
Equity Investments	458	458
Vacation accrual	111	125
Allowance for doubtful accounts and returns	164	342
Warranty accrual	73	110
Inventory allowance	469	2,505
Other	689	931
Deferred tax assets	31,459	27,950
Valuation allowance for deferred tax assets	(31,459)	(27,950)
Deferred tax assets, net of allowance	$—	$—

Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Realization of the future benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the near to medium term.  Management has considered these factors in determining the valuation allowance for 2003 and 2002.

Significant components of the benefit for income taxes for the years ended December 31, 2003, 2002 and 2001 are as follows (in thousands):

	2003	2002	2001

Income tax provision (benefit)
Federal:
Current	$—	$(608)	$(4,050)
Deferred	—	—	3,063
State:
Current	—	—	(136)
Deferred	—	—	(1,140)
Foreign:
Current	—	—	475
	$—	$(608)	$(1,788)

Income tax benefit is included in the consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 as follows (in thousands):

	2003	2002	2001

Continuing Operations	$—	$(608)	$(1,877)
Discontinued Operations	—	—	89
	$—	$(608)	$(1,788)

The differences between the provision for income taxes and income taxes computed using the federal statutory rate for the years ended December 31, 2003, 2002, and 2001 are as follows (in thousands):

	2003	2002	2001

Reconciliation of income tax benefit to statutory rate:
Income tax benefit at statutory rate	$(3,264)	$(7,660)	$(16,649)
State income taxes, net of federal income tax benefit	(256)	(38)	(829)
Change in valuation allowance	3,509	7,448	18,570
Goodwill amortization	—	—	578
Tax credit carryforwards	—	—	(607)
Other	11	(358)	(2,851)
	$—	$(608)	$(1,788)

At December 31, 2003, we had federal net operating loss carryforwards of $86.4 million for income tax purposes that begin to expire in 2008 and are subject to the ownership change limitations under Internal Revenue Code Section 382. We also had $100.9 million of state net operating loss carryforwards. Net operating loss carryforwards of the foreign subsidiaries of $0.7 million at December 31, 2003 are available indefinitely for offset only against taxable income generated by the foreign subsidiaries.

We made no federal tax payments during 2003 and 2002, and received federal income tax refunds of $3.2 million in 2002 (none in 2003) for income taxes paid in previous years.

10. Stock, Stock Options and Warrants

At December 31, 2003, we had four stock-based compensation plans, which are described below. These plans were developed to retain and attract key employees and directors.

In 1987, an additional Incentive Stock Option Plan was established, which provides for the issuance of options to our key employees of the Company to purchase our common stock.  The 1987 Incentive Stock Option Plan was terminated on January 26, 1997.  The 1987 plan provided for the issuance of up to 1.2 million shares of common stock upon exercise of options granted pursuant to the plan.  Options to purchase a total of 30,700 shares of common stock are outstanding with no options remaining available for issuance for the 1987 plan.

In 1995, we adopted our 1995 Stock Option Plan (the “1995 Plan”), which provides for the issuance of up to 1.6 million shares of common stock upon exercise of options granted pursuant to the 1995 Plan. On April 19, 2000, our stockholders approved an 850,000-share increase, and on April 26, 2001, our stockholders approved an additional 850,000-share increase to the 1995 Plan. Therefore, the overall number of shares available for issuance pursuant to the plan was increased to 3.3 million shares of common stock. The 1995 Plan provides for the issuance of both non-qualified and incentive stock options to our employees, officers, and employee-directors. At December 31, 2003, options to purchase a total of 1,278,945 shares of common stock are outstanding and options for 1,770,182 shares remain available for future grant.

In 1995, we adopted the 1995 Non-Employee Director Stock Option Plan (the “1995 Non-Employee Director Plan”) which provided for the issuance of up to 160,000 shares of common stock upon exercise of options granted pursuant to the 1995 Non-Employee Director Plan. On April 25, 2002, our stockholders approved an amendment to the 1995 Non-Employee Director Plan. This amendment increased the number of shares available for option to 260,000 shares, replaced the automatic grant feature prospectively from 20,000 shares on the fifth anniversary to 10,000 shares annually and reduced the vesting schedule from five years to three years for options granted prospectively. The 1995 Non-Employee Director Plan provides for the issuance of non-qualified stock options to non-employee directors. No shares have been exercised under the 1995 Non-Employee Director Plan. Options to purchase a total of 178,000 shares of common stock are outstanding and options for 82,000 shares remain available for issuance. Since inception, 220,000 shares have been granted to directors pursuant to the 1995 Non-Employee Director Plan, of which, 42,000 have been cancelled.

Common shares reserved for future issuance, including outstanding options, under all of the stock option plans and employee stock purchase plans total approximately 3.7 million shares at December 31, 2003.

	Outstanding Options	Available for Future Grant

1987 Plan	30,700	—
1995 Plan	1,278,945	1,770,182
1995 Non-Employee Director Plan	178,000	82,000
Employee Stock Purchase Plan	—	319,626
Director Grants prior to Plan	8,000	—
Total	1,495,645	2,171,808

The Compensation Committee of our Board of Directors determines the term of each option, option exercise price within limits set forth in the plans, number of shares for which each option is granted and the rate at which each option is exercisable (generally ratably over three or five years from grant date). However, the exercise price of any incentive stock option may not be less than the fair market value of the shares on the date granted (or less than 110% of the fair market value in the case of optionees holding more than 10% of our voting stock of the Company), and the term cannot exceed ten years (five years for incentive stock options granted to holders of more than 10% of our voting stock).

A summary of our stock option activity and related information for the years ended December 31, 2003, 2002 and 2001, is as follows:

	2003		2002		2001
	Number of Options (in thousands)	Weighted Average Exercise Price	Number of Options (in thousands)	Weighted Average Exercise Price	Number of Options (in thousands)	Weighted Average Exercise Price

Outstanding at beginning of year	1,685	$4.89	1,989	$6.71	1,589	$10.03
Granted	650	0.51	930	1.31	1,578	4.05
Exercised	—	—	—	—	(55)	2.75
Cancelled	(839)	3.48	(1,234)	5.14	(1,123)	7.85
Outstanding at end of year	1,496	3.77	1,685	4.89	1,989	6.71
Options exercisable at end of year	803	$5.83	565	$8.46	622	$9.28

Information related to stock options outstanding at December 31, 2003, is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at 12/31/03 (in thousands)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at 12/31/03 (in thousands)	Weighted Average Exercise Price

$0.19-$1.01	624	8.63 years	$0.51	103	$0.43
1.05-9.50	673	7.16 years	3.17	517	3.29
11.44-23.25	199	4.79 years	16.05	183	16.08
	1,496	7.46 years	3.77	803	5.83

Pro forma information regarding net loss and net loss per share, as disclosed in Note 2, has been determined as if we had accounted for employee stock-based compensation plans and other stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions used for grants under the option plans:

	2003	2002	2001

Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.4%	3.1%	4.3%
Expected volatility	147.0%	140.0%	130.0%
Expected life (in years)	3.3	3.4	3.0

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. In addition, because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, the pro forma information does not reflect the pro forma effect of all of our previous stock option grants, and thus the pro forma information is not necessarily indicative of future amounts until SFAS 123 is applied to all outstanding stock options.

Information relating to the fair value of option grants made during 2003, 2002 and 2001 is as follows:

	2003	2002	2001

Options granted (with exercise price equal to fair value of common stock):
Number of options (in thousands)	600	898	1,578
Weighted average exercise price per share	$0.49	$1.34	$4.05
Weighted average fair value of stock options grants per Black-Sholes option valuation model	$0.41	$1.08	$3.02
Options granted (with exercise price greater than fair value of common stock):
Number of options (in thousands)	50	32	—
Weighted average exercise price per share	$0.69	$0.57	—
Weighted average fair value of stock options grants per Black-Sholes option valuation model	$0.49	$0.41	—

11. Loss per Share

	For the Year Ended December 31,
	2003	2002	2001

Numerator:
Net loss	$(9,600)	$(21,277)	$(45,780)
Numerator for basic and diluted loss per share	$(9,600)	$(21,277)	$(45,780)
Loss from continuing operations	$(9,600)	$(21,821)	$(39,615)
Numerator for basic and diluted loss per share, continuing operations	$(9,600)	$(21,821)	$(39,615)
Denominator:
Denominator for basic loss per share-weighted average common shares outstanding	20,649	20,640	20,565
Effect of dilutive securities:
Stock options and warrants	—	—	—
Denominator for diluted loss per share-adjusted weighted average common shares outstanding	20,649	20,640	20,565
Loss per share, continuing operations (basic and diluted)	$(0.46)	$(1.06)	$(1.93)
Loss per share (basic and diluted)	$(0.46)	$(1.03)	$(2.23)

Total stock options and warrants outstanding in 2003, 2002 and 2001 that are not included in the diluted earnings per share computation due to the antidilutive effect are 1.5 million, 1.7 million and 2.0 million, respectively. Such options are excluded due to us incurring a net loss per share in those years.

12. Major Customers and Geographic Information

The Company’s continuing operations are concentrated in one segment—the design, development, marketing and support of data security via a suite of security software and appliances. There were no sales to customers in 2003, 2002 or 2001 that exceeded 10% of total sales for that year.

Export sales, primarily to Europe, Asia, Latin America and Canada, were $2.0 million in 2003, $2.6 million in 2002 and $6.1 million in 2001. No significant long-lived assets were deployed outside of the United States.

13. Subsequent Events

Subsequent to December 31, 2003, we successfully renegotiated our lease agreement for our headquarters in Richardson, Texas, which decreased the amount of square feet we lease and extended the lease term for an additional five years.  In accordance with the new lease agreement, our Richardson, Texas headquarters will be located in the same building. However, we will reduce the amount of space that we lease from approximately 95,000 square feet to approximately 30,000 square feet of floor space and the term of our new lease will expire in February 2010.

On March 25, 2004, we completed a $5.0 million private placement of 5% Convertible Preferred Stock and warrants.  In the private placement, the company sold 1,000,000 shares of preferred stock at a price of $5.00 per share, which convert into 6,361,323 shares of common stock at an initial conversion price of $0.786 per share, and warrants to purchase 2,226,459 shares of common stock at an exercise price of $0.786 per share.  In connection with the closing of this private placement, we issued warrants to purchase 257,633 shares of our common stock at an exercise price of $0.786 per share to our financial advisor for the private placement.

On March 18, 2004, at a special meeting, our stockholders approved an amendment to our certificate of incorporation to effect a four-for-one (4:1) reverse stock split of our common stock.  The reverse stock split will become effective on March 29, 2004.  All outstanding share numbers and related common stock numbers, such as earnings per share and outstanding options, included in this report are set forth on a pre-split basis.

Had the per share amounts been adjusted to give retroactive effect for the reverse split, net loss per share, continuing operations (basic and diluted) for the years ended December 31, 2003, 2002 and 2001 would have been $1.86, $4.23 and $7.71, respectively.  Net loss per share (basic and diluted) for the years ended December 31, 2003, 2002 and 2001 would have been $1.86, $4.12 and $8.90, respectively.

Supplemental Financial Data

Summarized Quarterly Data (Unaudited)

	2003
	Q1	Q2	Q3	Q4	Total
	(In thousands, except per share amounts)

Revenue	$1,476	$1,483	$1,556	$1,963	$6,478
Gross profit	472	392	660	966	2,490
Net loss	(2,782)	(2,934)	(2,413)	(1,471)	(9,600)
Net loss per share—Basic and diluted	(0.13)	(0.14)	(0.12)	(0.07)	(0.46)

	2002
	Q1	Q2	Q3	Q4(1)	Total
	(In thousands, except per share amounts)

Continuing Operations:
Revenue	$2,514	$1,465	$2,394	$1,461	$7,834
Gross profit	805	323	1,072	(513)	1,687
Net loss	(5,394)	(4,657)	(3,649)	(7,577)	(21,277)
Net loss per share-Basic and diluted	(0.26)	(0.23)	(0.18)	(0.37)	(1.03)
Discontinued Operations:
Income, net of tax	401	—	—	143	544
Net income per share-Basic and diluted	0.02	0.00	0.00	0.01	0.03

(1)                                  Net loss from Continuing Operations includes a fourth quarter 2002 charge of $3.0 million to recognize the impairment of the remainder of intangible assets related to MimeStar along with a $1.0 million charge related to obsolete inventory. See Note 2.

Intrusion Inc. and Subsidiaries

Item 15(a)(2)

Schedule II—Valuation and Qualifying Accounts

(In thousands)

	Balance at Beg. of Period	Charged to Costs and Expense	Additions (Deductions)		Balance at End of Period

Year ended December 31, 2001
Deducted from asset accounts:
Allowance for doubtful accounts and returns	$919	$—	$(122	)(1)	$797
Year ended December 31, 2002
Deducted from asset accounts:
Allowance for doubtful accounts and returns	$797	$137	$—		$934
Year ended December 31, 2003 :
Deducted from asset accounts
Allowance for doubtful accounts and returns	$934	$31	$(391	)(1)	$574

(1)  Net of uncollectible accounts written off.

S-1