Form 10-Q
period 2004-03-31
INTRUSION INC
filed 2004-05-13
CIK 736012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on April 30, 2004 was 5,166,312.

INTRUSION INC.

PART I - FINANCIAL INFORMATION

Item 1.             FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	March 31, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,787	$974
Short-term investments	505	1,705
Accounts receivable, less allowance for doubtful accounts $574 in 2004 and $574 in 2003	498	972
Inventories, net	1,481	1,286
Other assets	402	449
Total current assets	8,673	5,386
Property and equipment, net	234	297
Other assets	77	77
TOTAL ASSETS	$8,984	$5,760

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$1,875	$2,188
Deferred revenue	867	788
Total current liabilities	2,742	2,976
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized shares - 5,000 - 1,000 shares issued and outstanding, net of discount	3,534	—
Common stock, $.01 par value, authorized shares - 80,000; issued shares - 5,176 in 2004 and 5,173 in 2003; outstanding shares - 5,166 in 2004 and 5,163 in 2003	52	52
Common stock held in treasury, at cost - 10 shares	(362)	(362)
Additional paid-in capital	48,723	47,526
Accumulated deficit	(45,477)	(44,204)
Accumulated other comprehensive loss	(228)	(228)
Total stockholders’ equity	6,242	2,784
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,984	$5,760

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
Net revenues	$1,267	$1,476

Cost of revenues	637	1,004

Gross profit	630	472

Operating expenses:
Sales and marketing	960	1,863
Research and development	601	923
General and administrative	264	402
Severance costs	96	126

Operating loss	(1,291)	(2,842)

Interest income, net	18	61

Loss before income tax provision	(1,273)	(2,781)

Income tax provision	—	—

Net loss	$(1,273)	$(2,781)

Beneficial conversion feature on preferred stock	(938)	—
Net loss attributable to common stockholders	$(2,211)	$(2,781)

Net loss per share attributable to common stockholders (basic and diluted)	$(0.43)	$(0.54)

Weighted average common shares outstanding, basic and diluted	5,163	5,162

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
Operating Activities:
Net loss	$(1,273)	$(2,781)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	104	445
Changes in operating assets and liabilities:
Accounts receivable	474	807
Inventories	(195)	(315)
Other assets	48	(38)
Accounts payable and accrued expenses	(314)	(165)
Deferred revenue	80	(361)
Net cash used in operating activities	(1,076)	(2,408)
Investing Activities:
Purchases of short-term investments	—	(1,000)
Maturities of short-term investments	1,200	1,525
Net purchases of property and equipment	(42)	(70)
Net cash provided by investing activities	1,158	455
Financing Activities:
Proceeds from the exercise of employee stock options	6	—
Proceeds from the issuance of preferred stock and warrants, net	4,725	—
Net cash provided by financing activities	4,731	—

Net increase(decrease) in cash and cash equivalents	4,813	(1,953)
Cash and cash equivalents at beginning of period	974	2,898
Cash and cash equivalents at end of period	$5,787	$945

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:

Fair value of warrants issued in connection with sale of preferred stock	$1,191	$—
Amortization of preferred stock beneficial conversion feature	$938	$—

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

We market and distribute our products through a direct sales force to end-users, distributors and by numerous domestic and international system integrators, managed service providers and value-added resellers.  Our end-user customers include high technology, manufacturing, telecommunications, retail, transportation, health care, insurance, entertainment, utilities and energy companies, government entities, financial institutions, and academic institutions.

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

Our principal executive offices are located at 1101 East Arapaho Road, Richardson, Texas 75081, and our telephone number is (972) 234-6400.  Our website URL is www.intrusion.com.  Information contained in or linked to our website are not a part of this report.  References to “we,” “us” and “our” in this report refer to Intrusion Inc. and its subsidiaries.

As of March 31, 2004, we had cash, cash equivalents and short-term investments in the amount of approximately $6.3 million, up from approximately $2.7 million as of December 31, 2003.  Although we believe we have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months, the sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control.  Moreover, despite actions to reduce our costs and improve our profitability, we expect our operating losses and net operating cash outflows to continue through at least the first half of 2004.  As a result, we may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability without obtaining additional financing.  We do not currently have any arrangements for financing and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding.  If our business does not generate sufficient cash flow from operations and sufficient future financings are not available, we may not be able to operate or grow our business, pay our expenses when due or fund our other liquidity needs.

On March 25, 2004, we completed a $5.0 million private placement of 5% Convertible Preferred Stock and warrants.  In the private placement, we sold 1,000,000 shares of preferred stock at a price of $5.00 per share for gross proceeds of $5.0 million, less $275,000 of issuance costs.  The preferred shares may be converted into 1,590,331 shares of common stock at an initial conversion price of $3.144 per share.  Included in this transaction were warrants to purchase 556,619 shares of common stock at an exercise price of $3.144 per share.  In connection with the closing of this private placement, we issued warrants to purchase 64,408 shares of our common stock at an exercise price of $3.144 per share to our financial advisor for assistance with the private placement.

On March 18, 2004, we filed an amendment to our certificate of incorporation to effect a four-for-one (4:1) reverse stock split of our common stock.  The reverse stock split became effective on March 29, 2004.  All outstanding share numbers and related common stock numbers, such as earnings per share and outstanding options, included in this report are set forth on a post-split basis.

2.          Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The December 31, 2003 balance sheet was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States.  However, we believe that the disclosures are adequate to make the information presented not misleading.  In our opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  The results of operations for the three months ending March 31, 2004 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period.  The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

3.          Inventories (In thousands)

Inventories consist of:

	March 31, 2004	December 31, 2003

Finished goods	$1,030	$851
Work in progress	252	261
Demonstration systems	199	174
Net inventory	$1,481	$1,286

4.          Accounting for Stock-Based Compensation

We account for employee stock-based compensation under APB 25.  The following table summarizes relevant information as to the reported results under our intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provision of SFAS 123 had been applied for the quarters ended March 31, 2004 and March 31, 2003 (in thousands, except per share data).  All such information is reported in post reverse stock split values:

	March 31, 2003	March 31, 2003

Net loss attributable to common stockholders	$(2,211)	$(2,781)
Add (deduct): Total stock-based compensation determined under fair value- based method for all awards	(72)	332
Pro forma net loss attributable to common stockholders	$(2,283)	$(2,449)
Net loss per share attributable to common stockholders:
As reported (basic and diluted)	$(0.43)	$(0.54)
Pro forma (basic and diluted)	$(0.44)	$(0.47)
Weighted-average shares used in computation:
Basic and Diluted	5,163	5,162

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

5.          Net Loss Per Share

We report two separate earnings per share (“EPS”) numbers, basic EPS and diluted EPS.  Basic net loss per share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period.  Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and common stock equivalents outstanding for the period.  Our common stock equivalents include all common stock issuable upon conversion of convertible preferred stock and the exercise of outstanding options and warrants.  The aggregate number of common stock equivalents excluded from the loss per share calculation for the three-month periods ended March 31, 2004 and 2003 are 2,609,715 and 404,652, respectively.  Our common stock equivalents are not included in the diluted loss per share for the three-month periods ended March 31, 2004 and 2003 as they are antidilutive.

6.          Commitments and Contingencies

We are subject to legal proceedings and claims that arise in the ordinary course of business.  We do not believe that the outcome of those matters, if any, will have a material adverse affect on our consolidated financial position, operating results or cash flows.  However, there can be no assurance such legal proceedings will not have a material impact.

During the quarter, we successfully renegotiated our lease agreement for our headquarters in Richardson, Texas, which decreased the amount of square feet we lease and extended the lease term for an additional five years.  In accordance with the new lease agreement, our Richardson, Texas headquarters will be located in the same building. However, we will reduce the amount of space that we lease from approximately 95,000 square feet to approximately 30,000 square feet of floor space and the term of our new lease will expire in February 2010.

7.          Preferred Stock Private Placement

On March 25, 2004, we completed a $5.0 million private placement of 5% Convertible Preferred Stock and warrants.  In the private placement, we sold 1,000,000 shares of preferred stock at a price of $5.00 per share for gross proceeds of $5.0 million, less $275,000 of issuance costs.  The preferred shares may be converted into 1,590,331 shares of common stock at an initial conversion price of $3.144 per share.

The 5% dividends related to the preferred stock are paid semi-annually on the last business day in March and September of each year, beginning with September 2004.  Preferred stockholders vote together with common stockholders on an as converted to common stock basis.  Based on the conversion rate of the preferred stock, holders of preferred stock will receive 1.5903 votes per share and rounded to the nearest whole number.  The liquidation preference for the preferred stock is an amount equal to $5.00 per share plus any accrued and unpaid dividends.  Holders of preferred stock have liquidation preference rights over common stock holders.

Included in this transaction were warrants to purchase 556,619 shares of common stock at an exercise price of $3.144 per share.  In connection with the closing of this private placement, we issued warrants to purchase 64,408 shares of our common stock at an exercise price of $3.144 per share to our financial advisor for assistance with the private placement.  These 621,027 shares from warrants were valued at $1.2 million using the Black-Scholes model and have been treated as a discount to the Preferred Stock and were recorded as an increase in additional paid in capital.  The issuance of the warrants resulted in a beneficial conversion feature to the Preferred Stock valued at $0.9 million.  The amortization of the beneficial conversion feature is deducted from the net loss to arrive at the net loss attributed to common stockholders.

The Preferred Stock was recorded as the net of the financing proceeds of $5.0 million less $275,000 issuance costs and the fair value of the warrants issued in conjunction with the Preferred Stock of $1.2 million.

We have the right to redeem any or all of the outstanding preferred stock at a price of $5.00 per share plus accrued dividends at any time after September 25, 2004 if certain conditions are met.

Item 2.                                                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements concerning: the difficulties in forecasting future sales caused by current economic and market conditions, the effect of military actions on government and corporate spending on information security products, spending patterns of, and appropriations to, U.S. government departments, the impact of our cost reduction programs and our refocused product line, the difficulties and uncertainties in successfully developing and introducing new products, our ability to continue to meet operating expenses through current cash flow or additional financings, the continuance and strength of our relationship with Check Point, the highly competitive market for our products, difficulties in accurately estimating market growth, the consolidation of the information security industry, the impact of changing economic conditions, business conditions in the information security industry, our ability to manage acquisitions effectively, our ability to manage discontinued operations effectively, the impact of market peers and their products as well as risks concerning future technology and others identified in our Annual Report on Form 10-K and other Securities and Exchange Commission filings.  Such forward-looking statements are generally accompanied by words such as “plan,” “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate,” “may” or other words that convey uncertainty of future events or outcomes.  These forward-looking statements and other statements made elsewhere in this report are made in reliance on the Private Securities Litigation Reform Act of 1995.  The section below entitled “Factors That May Affect Future Results of Operations” sets forth and incorporates by reference certain factors that could cause actual future results of the company to differ materially from these statements.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, income taxes, warranty obligations, restructuring, maintenance contracts and contingencies.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

We recognize software revenue from the licensing of our software products in accordance with Statement of Position (“SOP”) 97-2 “Software Revenue Recognition” and SOP 98-9 “Modification of 97-2, Software Revenue Recognition, with respect to certain transactions” and Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition” whereby revenue from the licensing of our products is not recognized until all four of the following have been met: i) execution of a written purchase order, license agreement or contract; ii) shipment of the product has occurred; iii) the license fee is fixed and determinable; and iv) collectibility is probable.  The Company defers and recognizes maintenance and support revenue over the term of the contract period, which is generally one year.

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

Allowance for Doubtful Accounts and Returns

Trade accounts receivable are stated at the amount we expect to collect.  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  Management considers the following factors when determining the collectibility of specific customer accounts:  customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms.  If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  Based on management’s assessment, we provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance.  Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable

Inventory

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of net revenues. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended
	March 31, 2004	March 31, 2003
Net revenues	100.0%	100.0%
Cost of revenues	50.3	68.0
Gross profit	49.7	32.0
Operating expenses:
Sales and marketing	75.8	126.2
Research and development	47.4	62.5
General and administrative	20.8	27.2
Severance costs	7.6	8.5
Operating loss	(101.9)	(192.4)

Interest income, net	1.4	4.1
Loss before income tax provision	(100.5)	(188.3)

Income tax provision	—	—

Net loss	(100.5)%	(188.3)%
Beneficial conversion feature on preferred stock	(74.0)	—

Net loss attributable to common stockholders	(174.5)%	(188.3)%

	Three Months Ended
	March 31, 2004	March 31, 2003
Domestic revenues	67.5%	48.4%
Export revenues to:
Europe	24.8	37.3
Canada	2.6	(0.7)
Asia	5.1	15.0

Net revenues	100.0%	100.0%

Net Revenues.  Net revenues for the quarter ended March 31, 2003 decreased to $1.3 million compared to $1.5 million for the same period of 2003 as revenues from our first generation security products decreased.  In addition, continued sluggish economic conditions and delayed customer orders contributed to the decline in revenues.

Export Revenues.  Export revenues for the quarter ended March 31, 2004 decreased to $0.4 million compared to $0.8 million for the same period of 2003 as revenues from our PDS security appliance family decreased and we focused more of our resources domestically.

Concentration of Revenues.  Revenues from Concurrent Technologies Corporation were 20.0% of revenues for the quarter ended March 31, 2004, compared to 0.0% for the same period of 2003.  Revenues from Expedia Inc. were 11.5% of revenues for the quarter ended March 31, 2004, compared to 0.0% for the same period of 2003.  Revenues from the U.K. Government were 1.5% of total revenues for the quarter ended March 31, 2004, compared to 11.4% for the same period of 2003.  We expect the concentration of revenues to continue with various customers, but that the particular customers will vary depending upon the timing of certain revenues in future quarters.

Gross Profit.  Gross profit was $0.6 million or 49.7% of net revenues for the quarter ended March 31, 2004, compared to $0.5 million or 32.0% of net revenues for the quarter ended March 31, 2003. Gross profit margins as a percentage of net revenues increased from the same period in the prior year due to a continued shift in product mix, which resulted in an increase as a percentage of revenues of our more profitable SecureNet product line.

Gross profit as a percentage of net revenues is impacted by several factors, including shifts in product mix, changes in channels of distribution, revenues volume, fluctuations in third-party assembly costs, pricing strategies, and fluctuations in revenues of integrated third-party products.

Sales and Marketing.  Sales and marketing expenses decreased to $1.0 million for the quarter ended March 31, 2004, compared to $1.9 million for the quarter ended March 31, 2003, primarily due to the reorganization of our sales and marketing departments, including a reduction in headcount, and other cost reduction initiatives.  We expect to continue to realize the impact of our cost reduction initiatives throughout 2004.  Sales and marketing expenses may vary as a percentage of net sales in the future.  However, we believe that these costs will remain constant through the end of the year.

Research and Development.  Research and development expenses decreased to $0.6 million for the quarter ended March 31, 2004, compared to $0.9 million for the quarter ended March 31, 2003. Research and development costs are expensed in the period incurred.  Research and development expenses decreased in the quarter ended March 31, 2004, compared to the same period in 2003 as we focused more of our development efforts on our core security products, SecureNet and our Information Compliance products, while reducing efforts on our other security products. Research and development expenses may vary as a percentage of net sales in the future.

General and Administrative.  General and administrative expenses decreased to $0.3 million for the quarter ended March 31, 2004, compared to $0.4 million for the quarter ended March 31, 2003, primarily due to the restructuring done in 2003, including a reduction in headcount, and other cost reduction initiatives.  It is expected that general and administrative expenses will remain relatively constant throughout the remainder of the year.  General and administrative expense may vary as a percentage of net sales in the future.

Severance Costs.  Severance costs of $0.1 million for the three-month period ended March 31, 2004 consists primarily of severance payments made after year-end as a result of reductions in force.  All severance obligations were paid prior to March 31, 2004, and we were not receiving further benefit from the severed individuals after March 31, 2004.  Severance costs of $0.1 million for the three-month period ended March 31, 2003 consisted of reductions in force made during that period.

Interest.  Net interest income decreased to $18 thousand for the quarter ended March 31, 2004 compared to $61 thousand for the same period in 2003.  The slight decrease in interest income was primarily due to the reduced overall cash balances resulting from operating losses.  Net interest income may vary in the future based on our cash flow and rate of return on investments.

Liquidity and Capital Resources

Our principal source of liquidity at March 31, 2004 is approximately $5.8 million of cash and cash equivalents and $0.5 million of short-term investments.  As of March 31, 2004 working capital was $5.9 million compared to $8.3 million as of March 31, 2003.

On March 25, 2004, we completed a $5.0 million private placement of 5% Convertible Preferred Stock and warrants.  In the private placement, the Company sold 1,000,000 shares of preferred stock at a price of $5.00 per share, which may be converted into 1,590,331 shares of common stock at an initial conversion price of $3.144 per share, and warrants to purchase 556,615 shares of common stock at an exercise price of $3.144 per share.  In connection with the closing of this private placement, we issued warrants to purchase 64,409 shares of our common stock at an exercise price of $3.144 per share to our financial advisor for the private placement.

Cash used in operations for the three months ended March 31, 2004 was $1.1 million, primarily due to an operating loss of $1.3 million, an increase in inventories and a decrease in accounts payable and accrued expenses, which is offset by depreciation expense and a decrease in accounts receivable and an increase in deferred revenue, compared to cash used in operations of $2.4 million for the three months ended March 31, 2003, primarily due to an operating loss from continuing operations of $2.8 million, which is offset by depreciation expense and a decrease in accounts receivable.  Future fluctuations in inventory balances, accounts receivable and accounts payable will be dependent upon several factors, including, but not limited to, quarterly sales, our strategy in building inventory in advance of receiving orders from customers, and the accuracy of our forecasts of product demand and component requirements.

Cash provided in investing activities in the three months ended March 31, 2004 was $1.2 million, which consisted primarily of the net maturity of short-term investments, compared to cash provided by investing activities of $0.5 million for the three months ended March 31, 2003, which also consisted primarily of the maturity of short-term investments.

Cash provided by financing activities in the three months ended March 31, 2004 was $4.7 million, consisting of net financing proceeds from a private placement and the exercise of employee stock options, compared to $0.0 million during the three months ended March 31, 2003.

At March 31, 2004, the Company did not have any material commitments for capital expenditures.

During the three months ended March 31, 2004, the Company funded its operations through the use of cash and cash equivalents.

Although we believe we have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months, the sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control.  Moreover, despite actions to reduce our costs and improve our profitability, we expect our operating losses and net operating cash outflows to continue at least through the first half of 2004.  As a result, we may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability without obtaining additional financing.  We do not currently have any arrangements for financing, and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding.  If our business does not generate sufficient cash flow from operations and sufficient future financings are not available, we may not be able to operate or grow our business, pay our expenses when due or fund our other liquidity needs.

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

Factors That May Affect Future Results of Operations

Numerous factors may affect our business and future results of operations.  These factors include, but are not limited to, current economic and market conditions, the effect of military actions on government and corporate spending on information security products, spending patterns of, and appropriations to, U.S. government departments, technological changes, competition and market acceptance, acquisitions, product transitions, timing of orders, manufacturing and suppliers, reliance on outsourcing vendors and other partners, intellectual property and licenses, third-party products, dependence on government customers, international operations, intellectual property issues, liquidity and cash resources and effects of restructuring plans and cost reductions.  The discussion below addresses some of these and other factors.  For a more thorough discussion of these and other factors that may affect our business and future results, see the discussion under the caption “Factors That May Affect Future Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2003.

RISKS RELATED TO OUR BUSINESS

We resemble a developmental stage company and our business strategy may not be successful.  From our founding in 1983 until 2000, we derived substantially all of our revenue from the design, manufacture and sale of local area networking telecommunications equipment.  In order to permit us to focus our resources solely on developing and marketing our network security products, on April 17, 2000, we announced our plans to sell our local area networking assets and related networking divisions.

As a result of these sales, we now depend exclusively on revenues generated from the sale of our networks security products, which have received limited market acceptance.  Moreover, we have only recently introduced our regulated information compliance systems, which have no established market.  Consequently, we resemble a developmental stage company and will face the following inherent risks and uncertainties:

•                  the need for our network security products and regulated information compliance systems to achieve market acceptance and produce a sustainable revenue stream;

•                  our ability to manage costs and expenses;

•                  our dependence on key personnel;

•                  our ability to obtain financing on acceptable terms; and

•                  our ability to offer greater value than our competitors.

Our business strategy may not successfully address these risks.  If we fail to recognize significant revenues from the sales of our network security products and regulated information compliance systems, our business, financial condition and operating results would be materially adversely affected.

We have incurred significant net losses and may never achieve profitability.  We have incurred significant operating losses and are uncertain about our future operating results.  For the quarter ended March 31, 2004, we incurred a net loss of $1.3 million and had an accumulated deficit of approximately $45.5 million.  We need to generate and sustain substantially greater revenues from the sales of our products if we are to achieve profitability.  If we are unable to achieve these greater revenues, our losses will continue indefinitely, and we may never achieve or sustain profitability or generate positive cash flow.

Our financial results vary from quarter to quarter and may not meet expectations.  Our operating results have varied significantly from quarter to quarter in the past, and we expect our operating results to vary from quarter to quarter in the future due to a variety of factors, many of which are outside of our control.  Although our revenues are subject to fluctuation, significant portions of our expenses are not variable in the short term, and we cannot reduce them quickly to respond to decreases in revenues.  Therefore, if revenues are below our expectations, this shortfall is likely to adversely and disproportionately affect our operating results.  Accordingly we may not attain positive operating margins in future quarters.  Any of these factors could cause our operating results to be below the expectations of securities analysts and investors, which likely would negatively affect the price of our common stock.

We may not receive the expected benefits or our recent cost reduction efforts.  During the first quarter of 2004, we continued a restructuring plan and cost reduction efforts, which resulted in $0.1 million in severance costs.  Since we began our restructuring initiatives in 2002, we have incurred approximately $0.8 million in restructuring charges, severance costs and related expenses.  The objective of our restructuring plan was to reduce our cost structure to a sustainable level that is consistent with our current cash resources and the general economic climate.  We have also implemented other strategic initiatives to strengthen our operations, such as reductions in our work force and facilities and aligning our organization around our business objectives.  Any further work force reductions could result in temporary reduced productivity of our remaining employees.  Additionally, our customers and prospects may delay or forgo purchasing our products due to a perceived uncertainty caused by our restructuring and other changes.  Failure to achieve the desired results of our initiatives could seriously harm our business, results of operations and financial condition.

Our products may not achieve market acceptance.  Over the past three years, we have transitioned our sales strategy from our lower margin SecureCom and PDS security appliance products to the development and sales of our higher margin SecureNet network intrusion detection products.  During this transition, sales of our new products were not enough to counteract the loss in sales associated with our older products.  As a result, our net revenues have declined from approximately $16.7 million in 2001, to approximately $7.8 million in 2002 and approximately $6.5 million in 2003.  In addition, our revenues for the first quarter of 2004 are $1.3 million as compared to $1.5 million for the same period in 2003.

Our new network security products and regulated information compliance systems have only been in the market place for a limited period of time and may have longer sales cycles than our previous products.  Although response to our products has been positive, we have not yet received broad market acceptance.  We cannot assure you that our present or future products will achieve market acceptance on a sustained basis.

In order to achieve market acceptance and achieve future revenue growth, we must introduce complementary security products, incorporate new technologies into our existing product lines and design, develop and successfully commercialize higher performance products in a timely manner.  We cannot assure you that we will be able to offer new or complementary products that gain market acceptance quickly enough to avoid decreased revenues during current or future product introductions or transitions.

We derive a significant portion of our revenue from sales to government entities.  For the quarter ended March 31, 2004, we derived 34.5% of our revenues from sales to various U.S. government entities, either directly by us or indirectly through system integrators and other resellers, and we expect to continue to derive a substantial portion of our revenues from U.S. government customers in the future.  Sales to the government present risks in addition to those involved in sales to commercial customers, including potential disruption due to appropriation and spending patterns and the government’s right to cancel contracts and purchase orders for its convenience.  General political and economic conditions, which we cannot accurately predict, directly and indirectly may affect the quantity and allocation of expenditures by federal departments.  In addition, obtaining government contracts may involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements.  Each government entity also maintains its own rules and regulations with which we must comply and which can vary significantly among departments.  As a result, cutbacks or re-allocations in the federal budget or losses of government sales due to other factors could have a material adverse effect on our revenues and operating results.

We derive a substantial portion of our revenue from international sales.  Sales to foreign customers accounted for approximately 32.5% of our revenues for the quarter ended March 31, 2004, and we expect sales to foreign customers to continue to represent a significant portion of our revenues in the future.  Our international operations are subject to many inherent risks that may adversely affect our business, financial condition and operating results, including:

•                  political, social and economic instability;

•                  trade restrictions;

•                  increases in duty rates and other potentially adverse tax consequences;

•                  exposure to different legal standards, particularly with respect to the protection of intellectual property;

•                  burdens of complying with a variety of foreign laws;

•                  unexpected changes in regulatory requirements;

•                  import and export license requirements and restrictions of the United States and each other country where we operate;

•                  fluctuations in currency exchange rates; and

•                  changes in local purchasing practices, including seasonal fluctuations in demand.

Our sales to foreign customers may be subject to export regulations.  Certain of our data security products incorporate encryption and other technology that may require clearance and export licenses from the U.S. Department of Commerce under United States export regulations.  Any inability to obtain these clearances or licenses or any foreign regulatory approvals, if required, on a timely basis could delay sales and have a material adverse effect on our operating results.

We depend on our relationship with Check Point Software Technologies.  Our PDS family of security appliances, which are integrated with Check Point Software Technologies’ market-leading VPN-1®/FireWall-1® software, represented 4.6% of our revenues for the quarter ended March 31, 2004, a decline from 25.7% of our revenues for the quarter ended March 31, 2003.  We expect the percentage of our sales attributable to our PDS products to decline in the future; however, our reliance on newer product sales may not replace the anticipated decline in revenue from sales of our PDS products.  Although we are a certified appliance partner of Check Point and our PDS products have received Check Point certification, we have no long-term agreement or exclusive relationship with Check Point.  As a result, the loss or significant change in our relationship with Check Point, the failure of our PDS products to maintain or receive Check Point certification, the business failure of Check Point or its acquisition by or of one of our competitors and the loss of market share of Check Point or market acceptance of its products could each have a material adverse effect on our business, financial condition and results of operations.

We rely on third party manufacturers.  Our operational strategy relies on outsourcing product assembly and certain other manufacturing operations to third parties.  Therefore, our ability to introduce products and product enhancements depends on these manufacturers to achieve rapid volume production of these new products.  If we are unable to effectively manage our third-party manufacturers or if these manufacturers fail to provide us with adequate supplies of high-quality products in a timely manner, our reputation and results of operations would suffer.

We may experience shortages in components and materials.  We purchase all of the components and other materials used in our products under contracts or purchase orders with third parties.  While we believe that many of the materials we use are readily available from a variety of sources, certain components such as microprocessors and motherboards are available from one or a limited number of suppliers.  The lead times for delivery of components vary significantly and can exceed twelve weeks for components.  If we fail to forecast our requirements for components accurately, we may experience excess inventory or shortages of certain components that could have an adverse effect on our business and operating results.  Further, any interruption in the supply of any of these components, or our inability to procure these components from alternative sources at acceptable prices within a reasonable time, could have an adverse effect on our business and operating results.

We have long sales and implementation cycles.  The sale and implementation of our products to large companies and government agencies typically involves a lengthy education process and a significant technical evaluation and commitment of capital and other resources.  This process is also subject to the risk of delays associated with customers’ internal budgeting and other procedures for approving capital expenditures, deploying new technologies within their networks and testing and accepting new technologies that affect key operations.  As a result, sales and implementation cycles for our products can be lengthy, and we may expend significant time and resources before we receive any revenues from a customer or potential customer.  Our quarterly and annual operating results could be materially harmed if orders forecasted for a specific customer for a particular period are not realized.

We must expand our sales through, and receive the anticipated benefits from our sales to, indirect sales channels.  We believe we must expand our sales through indirect sales channels, such as distributors, value added resellers, system integrators, original equipment manufacturers and managed service providers, in order to increase our revenues.  Although we are actively pursuing a strategy to increase the percentage of our revenues generated through these indirect sales channels, we cannot assure you that our products will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues as expected.  Further, many of our competitors are also trying to sell their products through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our products.

Military actions may disrupt our business.  United States military actions or other events occurring in response to or in connection with them, including future terrorist attacks, actual conflicts involving the United States or its allies or military or trade disruptions could impact our operations by:

•                  reducing or delaying government or corporate spending on network security products;

•                  increasing the cost and difficulty in obtaining materials or shipping products; and

•                  affecting our ability to conduct business internationally.

Should these events occur, our business, operating results and financial condition could be materially and adversely affected.

We may acquire complementary products or businesses.  We have made acquisitions in the past, and, in the future, we may acquire or invest in additional companies, business units, product lines or technologies to accelerate the development of products and sales channels complementary to our existing products and sales channels.  Negotiation of potential acquisitions and integration of acquired products, technologies or businesses could divert our management’s time and resources.  Future acquisitions could cause us to issue equity securities that would dilute your ownership of us, incur debt or contingent liabilities, amortize intangible assets or write off in-process research and development, goodwill and other acquisition-related expenses that could seriously harm our financial condition and operating results.  Further, if we are not able to properly integrate acquired products, technologies or businesses with our existing products and operations, train, retain and motivate personnel from the acquired business or combine potentially different corporate cultures, we may not receive the intended benefits of our acquisitions, which could adversely affect our business, operating results and financial condition.

We must adequately protect our intellectual property.  We rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and non-disclosure agreements to protect our proprietary technology.  However, unauthorized parties may attempt to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary.  Policing unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our intellectual property.  This is particularly true in foreign countries where the laws may not protect proprietary rights to the same extent as the laws of the United States and may not provide us with an effective remedy against unauthorized use.  If our protection of our intellectual property proves to be inadequate or unenforceable, others may be able to use our proprietary developments without compensation to us, resulting in potential cost advantages to our competitors.

We incorporate third party products into our products.  We believe it is beneficial to work with third parties with complementary technologies to broaden the appeal of our security products.  These alliances allow us to provide integrated solutions to our customers by combining our technology with third party products.  The operation of our products could be impaired if errors or defects occur in the third party products we use.  It may be more difficult for us to correct any defects or errors in third party products because their development and maintenance is outside of our control.  Accordingly, our business could be adversely affected in the event of any errors or defects in these products.

We cannot assure you that third parties will continue to make their products available to us on acceptable terms.  Furthermore, it may be difficult to us to replace any third party product if a vendor seeks to terminate our license to the product or our ability to license the product to our customers.  Any impairment in our relationship with these third parties could adversely impact our business, results of operations and financial condition.

We could become subject to claims of infringement.  There are numerous patents held by many companies relating to the design and manufacture of network security systems.  Although we are not aware of any instances in which our products violate the intellectual property rights of others or inappropriately use their technology, it is possible that third parties in the future may claim that our products infringe on their intellectual property rights.  Any claim, with or without merit, could consume our management’s time, result in costly litigation, cause delays in sales or implementations of our products or require us to enter into royalty or licensing agreements.  Royalty and licensing agreements, if required and available, may be on terms unacceptable to us or detrimental to our business.  Moreover, a successful claim of product infringement against us or our failure or inability to license the infringed or similar technology on commercially reasonable terms could seriously harm our business.

We must attract and retain key personnel.  We rely upon the continued service of a relatively small number of key technical, sales and senior management personnel.  Our future success depends on retaining our key employees and our continuing ability to attract, train and retain other highly qualified technical, sales and managerial personnel.  We have employment agreements with relatively few of our key technical, sales and senior management personnel.  As a result, our employees could resign with little or no prior notice.  We may not be able to attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future, especially given our recent reductions in force.  The loss of any of our key technical, sales and senior management personnel or our inability to attract, train and retain additional qualified personnel could seriously harm our business.

RISKS RELATED TO OUR INDUSTRY

We must respond to rapid technological changes in the network security industry.  The network security industry is characterized by frequent product introductions, rapidly changing technology and continued evolution of new industry standards.  We must also introduce upgrades to our products rapidly in response to customer needs such as new computer viruses or other novel external attacks on computer networks.  In addition, the nature of the network security industry requires our products to be compatible and interoperable with numerous security products, networking products, workstation and personal computer architectures and computer and network operating systems offered by various vendors, including our competitors.  As a result, our success depends upon our ability to develop and introduce in a timely manner new products and enhancements to our existing products that meet changing customer requirements and evolving industry standards. The development of technologically advanced network security products is a complex and uncertain process requiring high levels of innovation, rapid response and accurate anticipation of technological and market trends.  We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully in a timely manner.  Further, we or our competitors may introduce new products or product enhancements that shorten the life cycle of our existing products or cause our existing products to become obsolete.

We face intense competition.  The market for network security solutions is intensely competitive. There are numerous companies competing with us in various segments of the data security markets, and their products may have advantages over our products in areas such as conformity to existing and emerging industry standards, interoperability with networking and other security products, management and security capabilities, performance, price, ease of use, scalability, reliability, flexibility, product features and technical support.

Our principle competitors in the network intrusion and detection market include Internet Security Systems, Inc., Cisco Systems, Inc., Symantec, Inc., Netscreen Technologies, Inc., Tipping Point Technologies Inc. and NFR Security, Inc.  The market for regulated information compliance systems is relatively new.  Our competitors in this market include a number of start up companies that have entered the market in the last two years.  However, as this market develops, we expect increased competition from both start up and established companies.  Our current and potential competitors may have one or more of the following significant advantages over us:

•                  greater financial, technical and marketing resources;

•                  better name recognition;

•                  more comprehensive security solutions;

•                  better or more extensive cooperative relationships; and

•                  larger customer base.

Although we believe that our focus on network perimeters with market leading VPN/firewall control technology and network intrusion detection visibility technology that reduce the total cost of ownership provides us with an advantage with large organizations with complex security requirements, we cannot assure you that our products will achieve market acceptance or that we will be able to compete successfully with our existing or new competitors.

Consolidation in the network security industry may harm our business.  Several of our competitors have acquired security companies with complementary technologies in the past, and we expect consolidation in the network security industry to continue in the future.  These acquisitions may permit our competitors to accelerate the development and commercialization of broader product lines and more comprehensive solutions than we currently offer.  Acquisitions of vendors or other companies with which we have a strategic relationship by our competitors may limit our access to commercially significant technologies.  Further, business combinations in the network security industry are creating companies with larger market share, customer bases, sales forces, product offerings and technology and marketing expertise, which may make it more difficult for us to compete.

RISKS RELATED TO OUR STOCK

You will experience substantial dilution upon the conversion of the shares of preferred stock and exercise of warrants that we issued in a private placement.  On March 25, 2004, we completed a $5,000,000 private placement in connection with which we issued 1,000,000 shares of our 5% Convertible Preferred Stock and warrants to acquire 556,619 shares of our common stock.  The conversion price for the preferred stock and the exercise price of the warrants is $3.144 per share.  We also issued our placement agent a warrant for 64,408 shares of our common stock at an exercise price of $3.144 per share.  As a result, we expect the private placement to result in dilution to holders of our common stock upon conversion of the preferred stock and exercise of the warrants of 2,221,358 shares of common stock, or an approximately 43% increase in the number of shares of our common stock outstanding.

The conversion of preferred stock or exercise of warrants we issued in the private placement may cause the price of our common stock to decline.  The holders of preferred stock and warrants we issued in the private placement will be able to freely convert their shares of preferred stock and exercise their warrants and sell their underlying shares of common stock upon the effectiveness of the registration statement we filed relating to those shares of common stock.  For the four weeks ended on May 7, 2004, the average daily trading volume of our common stock on The Nasdaq SmallCap Market was 32,720 shares.  Consequently, if holders of preferred stock or warrants elect to convert their shares or exercise their warrants and sell a material amount of their underlying shares of common stock on the open market, the increase in selling activity could cause a decline in the market price of our common stock.  Furthermore, these sales, or the potential for these sales, could encourage short sales, causing additional downward pressure on the market price of our common stock.

Certain rights of the holders of 5% convertible preferred stock may hinder our ability to raise additional financing.  We cannot issue shares of capital stock with rights senior to those of our existing preferred or incur certain indebtedness without the approval of at least a majority of the holders of our 5% convertible preferred stock.  In addition, holders of the preferred stock who are not executive officers or directors have the right to purchase a pro rata portion of certain future issuances of securities by us.  The combination of these provisions could hinder or delay our ability to raise additional debt or equity financing.

Payment of dividends on our 5% convertible preferred stock may strain our cash resources.  Shares of our 5% convertible preferred stock accrue cash dividends equal to $0.25 per share per annum.  These dividends are payable in arrears on March 31 and September 30 of each year, commencing on September 30, 2004.  Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.  We have not had net profits for the last two fiscal years, and as of March 31, 2004 our capital surplus, defined as the amount by which our net assets exceed our stated capital, was approximately $2.7 million.  Therefore, we have only limited resources to pay these dividends.  In addition, the payment of these dividends could strain our available cash resources, which could adversely affect our ability to operate or grow our business.

The price of our common stock has been volatile.  The market price of our common stock has been highly volatile in the past and may continue to be volatile in the future.  For example, since April 30, 2003, the market price of our common stock on The Nasdaq SmallCap Market has fluctuated between $1.00 and $5.52 per share.  The market price of our common stock may fluctuate significantly in response to a number of factors, many of which are outside our control, including:

•                  variations in our quarterly operating results;

•                  changes in estimates of our financial performance by securities analysts;

•                  changes in market valuations of our competitors;

•                  announcements by us or our competitors of new products, significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

•                  product or design flaws, product recalls or similar occurrences;

•                  additions or departures of key personnel;

•                  sales of common stock in the future; and

•                  fluctuations in stock market prices and volume, which can be particularly common among network security and other high technology companies.

Provisions of our charter documents and Delaware law may have anti-takeover effects.  Certain provisions of our certificate of incorporation and bylaws, such as our ability to offer “blank check” preferred stock and the inability of our stockholders to act by written consent, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.  We are also subject to the provisions of Section 203 of the Delaware General Corporation Law, which restricts certain business combinations with interested stockholders and could inhibit a non-negotiated merger or other business combination.

Our management and larger stockholders exercise significant control over our company.  As of April 30, 2004, our executive officers, directors and 5% stockholders beneficially own approximately 38.5% of our voting power.  As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us.  These stockholders may use their influence to approve or take actions that may be adverse to your interests.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange.  Revenue originating outside the U.S. in the quarters ended March 31, 2004 and 2003 was 32.5% and 51.6% of total revenues, respectively. International sales are made mostly from our foreign sales subsidiaries in the local countries and are typically denominated in U.S. dollars.  These subsidiaries incur most of their expenses in the local currency.

Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility.  Accordingly, our future results could be materially adversely affected by changes in these or other factors.  The effect of foreign exchange rate fluctuations on us in 2004 and 2003 was not material.

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

Interest income on our investments is carried in “Interest income, net”.  We account for our investment instruments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  All of the cash equivalents and short-term investments are treated as available-for-sale under SFAS 115.

Investments in fixed rate interest earning instruments carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates.  Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities, which have seen a decline in market value due to changes in interest rates.  Our investment securities are held for purposes other than trading.  The weighted-average of the stated coupon interest rate on investment securities at March 31, 2004 was 5.83%.  Due to the amortization of premiums and discounts paid, the actual rate of return will vary from the weighted-average of the stated coupon interest rate.  The fair value of investments held at March 31, 2004 approximated amortized cost.

Item 4.                                                             CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2004, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported in a timely manner.

We have carried out an evaluation, under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2004, and our Chief Executive Officer and Chief Financial Officer have concluded that there was no change during the quarterly period ended March 31, 2004 that has materially affected or is reasonably expected to materially affect our internal control over financial reporting.

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

Item 2.                                                             CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)                                  On March 18, 2004, we filed an amendment to our certificate of incorporation to effect a four-for-one (4:1) reverse stock split which became effective on March 29, 2004.  As a result of the split, every four (4) shares of our common stock outstanding as of the close of business on March 26, 2004, were combined into one (1) share of common stock on March 29, 2004.  We did not issue any fractional shares in connection with the reverse stock split.  Instead all fractional shares were rounded up to the nearest whole share.  We did not change the authorized number of shares of our common stock, the par value of our common stock, the rights of holders of common stock to one (1) vote per share held, or any of the other rights, preferences or privileges of our common stock in connection with the reverse split.

(b)                                 On March 25, 2004, we filed a certificate of designation to create our 5% convertible preferred stock, which consists of 1,000,000 authorized shares and has the rights, preferences and privileges summarized below.

Dividends.  Holders of preferred stock are entitled to a 5% per annum dividend per share.  The dividend accrues and is payable in cash semi-annually on the last business day of March and September.  Accrued but unpaid dividends are also payable upon the conversion or redemption of the shares of preferred stock and upon a liquidation event.  If we are in default in the payment of the dividends on the preferred stock, we cannot declare or pay any dividends on shares of common stock.

Voting Rights.  Holders of preferred stock vote together with shares of common stock on an as converted to common stock basis.  Based on the conversion rate of the preferred stock, holders of shares of preferred stock will receive 1.5903 votes for each share.  After aggregating all voting rights of a particular holder, any fractional votes are rounded to the nearest whole number.  As a result, a holder of 100 shares of preferred stock would be entitled to 159 votes on any matters submitted to our stockholders for approval.  Based on the 1,000,000 shares of preferred stock outstanding and the 5,166,312 shares of common stock outstanding as of April 30, 2004, the preferred stock constitutes approximately 23.5% of our outstanding voting power.

In addition, as long as any shares of preferred stock are outstanding, we cannot take any of the following actions without the separate class vote or written consent of a majority of the then outstanding shares of preferred stock:

•                                          redeem, repurchase or acquire for value any shares of the preferred stock other than pursuant to the conversion and redemption provisions of the preferred stock;

•                                          redeem, repurchase or acquire for value any shares of our common stock other than under agreements pursuant to which we have the right to repurchase common stock from employees, officers, directors, consultants and other service providers upon their termination or other events at a price no greater than the original cost of the shares plus interest at no more than 9% per annum as long as the total amount we repurchase does not exceed $100,000 in any 12-month period; or

•                                          issue any debt securities or incur indebtedness for borrowed money, other than in connection with a strategic commercial agreement approved by our board of directors, pursuant to a commercial borrowing, secured lending or lease financing transaction approved by our board of directors or in connection with an acquisition.

Conversion.  The preferred stock, which is comprised of an aggregate of 1,000,000 authorized shares, is convertible, at the option of the holders, into shares of our common stock at an initial conversion price of $3.144 per share.  Based on the original purchase price of $5.00 per share, each share of preferred stock is initially convertible into 1.5903 shares of our common stock.  The preferred stock contains adjustment provisions upon the occurrence of stock splits, stock dividends, combinations, reclassifications or similar events of our capital stock.

A holder of preferred stock cannot convert shares of preferred stock into shares of our common stock if that holder would beneficially own greater than 9.9% of our issued and outstanding shares of common stock, as determined in accordance with Section 13(d) of the Exchange Act, upon conversion of the preferred stock.

Redemption.  We have the right to redeem any or all of the outstanding shares of preferred stock at a price of $5.00 per share plus any accrued but unpaid dividends at any time after September 25, 2004 if the following conditions are met:

•                                          the volume weighted average price of our common stock for ten consecutive trading days must be at least 200% of the conversion price of the preferred stock then in effect, for a period of any 20 out of 30 consecutive trading days immediately preceding the redemption;

•                                          the shares of common stock underlying the shares of preferred stock can be sold without restriction on resale;

•                                          the registration statement related to these preferred shares is effective at all times during the period beginning at least 30 days prior to our notice of redemption and ending on the earlier to occur of the redemption date or the last date we are required to keep the registration statement effective; and

•                                          the registration statement related to these preferred shares is expected to remain effective until the earlier of 30 days following the earlier to occur of the redemption date and the last day we are required to keep the registration effective.

Rank; Liquidation Preference.  The holders of preferred stock rank prior to the holders of our common stock and, unless otherwise consented to by the holders of preferred stock, prior to all other classes of capital stock currently outstanding, or that we may establish, with respect to the distribution of our assets upon a bankruptcy, liquidation or other similar event.  The liquidation preference for the preferred stock is an amount equal to $5.00 per share plus any accrued and unpaid dividends.

(c)                                  On March 25, 2004, we completed a private placement under Rule 506 of Regulation D in which six institutional investors and three individual accredited investors, including G. Ward Paxton, our Chairman, President and Chief Executive Officer, and James F. Gero, a member of our Board of Directors, pursuant to which the investors paid us an aggregate of $5,000,000 in cash in consideration for (1) 1,000,000 shares of our 5% convertible preferred stock convertible into shares of our common stock at an initial conversion price of $3.144 per share and (2) warrants to purchase up to 556,619 shares of our common stock at an initial exercise price of $3.144 per share.  In addition, we issued Black Point Partners, Inc., our financial advisor in the private placement, a warrant to purchase 64,408 shares of our common stock at an exercise price of $3.144 per share.  The shares of preferred stock currently are convertible into 1,590,331 shares of our common stock. The conversion price of the preferred stock and the exercise price of the warrants are subject to adjustments for stock dividends, splits, combinations, reclassifications and similar transactions.  The investors in the private placement cannot convert shares of preferred stock into shares of our common stock or exercise their warrants if that investor would beneficially own greater than 9.9% of our issued and outstanding shares of common stock, as determined in accordance with Section 13(d) of the Exchange Act, after the conversion or exercise.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a special meeting held on March 18, 2004, our stockholders voted on a proposal to amend our certificate of incorporation to effect a four-for-one (4:1) reverse stock split of our common stock as follows:

FOR	AGAINST	ABSTAIN
19,102,921	470,164	30,481

Item 6.                                                             EXHIBITS AND REPORTS ON FORM 8-K

(a)                                      The following Exhibits are filed with this report form 10-Q:

2.1(1)	Certificate of Ownership and Merger merging Intrusion.com, Inc. into Intrusion Inc.
3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(3)	Certificate of Amendment to Certificate of Incorporation of Registrant
3.3(4)	Certificate of Designation for the Registrant’s 5% Convertible Preferred Stock
4.1(5)	Specimen Common Stock Certificate
4.2(4)	Specimen 5% Convertible Preferred Stock Certificate
4.3(4)	Form of Warrant to Purchase Shares of Common Stock
4.4(4)	Warrant to Purchase Common Stock dated March 25, 2004, issued by the Registrant to Black Point Partners
4.5(4)	Registration Rights Agreement dated as of March 25, 2004, by and among the Registrant and the entities listed on Schedule A thereto
4.6(4)	Form of Lock-Up Agreement
10.1(5)	Lease Agreement between CalWest Industrial Holdings Texas, L.P. and Intrusion Inc.
10.2(4)	Securities Purchase Agreement dated as of March 25, 2004, by and among the Registrant and the purchasers listed on Exhibit A thereto.
31.1(6)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2(6)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1(6)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(6)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)                                 Filed as an Exhibit to the Registrant’s Definitive Proxy Statement on Schedule 14A in connection with the solicitation of proxies for its 2002 Annual Meeting of Stockholders, which Exhibit is incorporated herein by reference.

(2)                                 Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which Exhibit is incorporated herein by reference.

(3)                                 Filed as an Exhibit to the Registrant’s Definitive Proxy Statement on Schedule 14A in connection with the solicitation of proxies for its Special Meeting of Stockholders held March 18, 2004, which Exhibit is incorporated herein by reference.

(4)                                 Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated March 26, 2004, which Exhibit is incorporated herein by reference.

(5)                                 Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which Exhibit is incorporated herein by reference.

(6)                                 Filed herewith.

(b)                                     During the quarter ended March 31, 2004, we filed the following reports on Form 8-K:

•                  Report on Form 8-K filed on March 26, 2004, announcing the effective date of a four-for-one reverse stock split of Intrusion common stock.

•                  Report on Form 8-K filed on March 25, 2004, announcing a Securities Purchase Agreement with six institutional investors and three individual investors for convertible preferred stock.

•                  Report on Form 8-K filed on March 18, 2004, announcing stockholder approval of a four-for-one reverse stock split.

•                  Report on Form 8-K filed on January 16, 2004, announcing that Intrusion received a Nasdaq listing extension.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRUSION INC.

Date: May 13, 2004	/s/ Michael L. Paxton
Michael L. Paxton
Vice President, Chief Financial Officer,
Treasurer & Secretary
(Principal Financial & Accounting Officer)