Form 10-K/A
period 2003-12-31
INTRUSION INC
filed 2004-08-06
CIK 736012

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period to

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

        State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrants' most recently completed second fiscal quarter: $10,381,910. As of February 27, 2004, 20,652,425 shares of the Registrant's Common Stock were outstanding.

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

Product Transition

        Over the last three years, we have transitioned our business from sales of our hardware-based PDS and SecureCom network security products to our higher margin software-based SecureNet products. Our SecureNet products include intrusion detection, intrusion prevention and regulated information compliance products.

        During this transition, our sales have declined from $16.7 million in 2001 to $7.8 million in 2002 and $6.5 million in 2003 as sales of our new software products have not been sufficient to offset reduced sales of our hardware products. Accordingly, we restructured our business to reflect our focus on our sales and to reduce our expenses. These efforts resulted in a reduction in our operating loss from ($43.3) million in 2001 to ($22.8) million in 2002 and ($9.8) million in 2003.

        We plan to continue to focus our business strategy on sales of our higher margin software products, and we believe that our revenues and operating margins will increase as these products gain market acceptance.

Government Sales

        In December 2002, our SecureNet network security products became the first product of their kind to receive Common Criteria Certification under the National Information Assurance Partnership Common Criteria Evaluation and Validation Scheme, which is designed to further the goals of the government and commercial sectors to improve security in commercial products. This government initiated partnership of the National Institute of Standards and Technology and the National Security Agency establishes and verifies information technology standards and certifies products that meet their standards, in an effort to promote the development and use of evaluated information technology products and systems. This organization also develops national and international standards for information technology security, in an effort to increase the level of trust government and commercial consumers have in information systems and related networking products. In connection with this certification, we increased our efforts to sell our products to government entities in both the United States and abroad.

        Sales to U.S. government customers accounted for 17.0% of our revenues for the year ended December 31, 2003, compared to 19.9% of our revenue in 2002. We expect to continue to derive a substantial portion of our revenues from sales to governmental entities in the future as we continue to market our Common Criteria Certified network security products as well as government use of our regulated information compliance system products. Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including potential disruption due to appropriation and spending patterns and the government's reservation of the right to cancel contracts and purchase orders for its convenience.

        Generally, we make our sales under purchase orders rather than long-term contracts. Our customers, including government customers may cancel their orders with little or no prior notice without penalty. Although we transact business with various government entities, we do not believe that the cancellation of any particular order would have a material effect on our financial results. In addition, we do not believe that any of our revenues with government customers are subject to renegotiation of profits. However, because we derive and expect to continue to derive a substantial portion of our revenue from sales to government entities, a large number of cancelled or renegotiated government orders could possibly have a material adverse effect on our financial results. Currently, we are not aware of any proposed cancellation or renegotiation of any of our existing arrangements with government entities, and, historically, government entities have not cancelled or renegotiated orders which had a material adverse effect on our business.

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

        Enterprises are adopting a variety of security solutions to meet the challenge posed by external and internal threats. To be effective, organizations require enterprise-wide information risk management solutions that are broadly deployed and centrally managed. Organizations seek systems with the optimum combination of best-of-breed capabilities and total cost of ownership. It is our belief that securing the enterprise network requires two key elements:

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

        Our SecureNet system is "plug-and-protect" and can be connected to any network without interfering with the network operations by using the Intrusion SecureNet passive and inline taps.

Intrusion SecureNet NIP&DS Products

        We believe a primary advantage of the SecureNet NIP&DS is that with a single license purchase, the consumer may choose to deploy the system for intrusion prevention or intrusion detection, providing a superior level of flexibility and simple migration from passive detection to active prevention without additional licensing cost.

        Network Intrusion Prevention Systems (NIPS)—Provide network monitoring and analysis functionality like an IDS, with the added ability to block malicious network traffic. IPS actively regulates inbound and outbound traffic based on specific users access while controlling what they can do with that access on a granular, per-conversation basis.

        Network Intrusion Detection Systems (NIDS)—Provide detection of specific exploit and misuse patterns in the traffic that the firewall allows. IDS detect known exploits and misuse patterns, suspicious activities and anomalous traffic or behavior within both inbound and outbound traffic. This added visibility provides a checking mechanism for the efficacy of the firewall's rule base.

        Intrusion SecureNet network NIP&DS provide user customizable, protocol decode detection technology for up to Gigabit networks. While Intrusion SecureNet Sensors are in the top-tier of the market for detection and throughput technology, we believe one of the primary benefits provided by our NIP&DS products is to reduce the total cost of ownership to our customers.

        The SecureNet NIP&DS product family provides intuitive and powerful data mining and configuration. Intrusion SecureNet Provider is the three-tier enterprise management and monitoring system. SecureNet Provider is for enterprise deployments with no license limitations placed on architecture, freeing the enterprise to build the management system required. SecureNet Provider follows the workflow of the security analyst with a highly productive environment for response, research, resolution and decision support. The SecureNet Provider suite includes applications for event monitoring, policy creation and tuning and centralized software deployment—making up the complete suite of tools required to manage and monitor a SecureNet System from five sensors to more than 100.

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

        The Intrusion SecureNet LPS, leak prevention system targets public and private enterprises with confidential and classified information. The first release specifically targets the U.S. department of defense and protecting against "spillage", when classified information leaks to unclassified networks.

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

        We currently have two third-party product relationships. Our primary third-party relationship with Check Point Technologies has been significant in previous years due to sales of our PDS appliances, which are integrated with Check Point software. In connection with our strategy to focus our sales efforts on our higher-margin SecureNet software products, the sales of our PDS products have decreased from 29.1% of our revenue in 2002 to 16.7% or our revenue in 2003. As we continue to migrate our business away from our PDS and other hardware products, we expect our reliance on CheckPoint to continue to decline; however, sales of our new software products may not replace the anticipated decline in sales of our PDS products, and our revenues may decline as a result. Our other third-party relationship is not material and is not expected to be material as the product offering is only a complimentary item to our existing product offering.

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

Manufacturing and Supplies

        In the past, we relied on the outsourcing of manufacturing components, assembly and certain other operations to reduce fixed costs and to provide flexibility in meeting market demand of our hardware products. As we continue our transition from a hardware business to primarily a software business, we expect to reduce our reliance on third party manufacturers and suppliers.

        Our internal manufacturing operations consist primarily of replication of software on CDs, packaging, testing and quality control of finished units. Materials used in our manufacturing processes include semiconductors such as microprocessors, memory chips and application specific integrated circuits ("ASICs"), printed circuit boards, power supplies and enclosures. Our need for these components is decreasing as we focus on sales of our software products.

        Our external manufacturing operations consists of U.S. based hardware assembly and configuration and the loading of the appropriate software. We have relationships with various interchangeable outsourced assembly operations and do not rely on any one operation as the work performed is not specific to the assembler we use. We do not anticipate any problems with our current outsourcing operations nor do we believe there will be any problems with changing or adding to existing operations.

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

        We have entered into software and product license agreements with various suppliers. These license agreements provide us with additional software and hardware components that add value to our security products. These license agreements do not provide proprietary rights that are unique or exclusive to us and are generally available to other parties on the same or similar terms and conditions, subject to payment of applicable license fees and royalties. We do not consider any of the product license, software or supplier agreements to be material to our business, but rather complimentary to our business and product offerings.

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

If we fail to respond to rapid technological changes in the network security industry, we may lose customers or our products may become obsolete.

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

Our revenues have declined from $16.7 million in 2001 to $6.5 million in 2003 in connection with a shift to sales of our newer product lines. If our network intrusion detection and regulated information compliance system products do not achieve market acceptance, our revenues will suffer.

        Over the past three years, we have transitioned our sales strategy from our lower margin SecureCom and PDS security appliance products to the development and sales of our higher margin SecureNet network intrusion detection products. During this transition, sales of our new products were not enough to counteract the loss in sales associated with our older products. As a result, our net revenues have declined from approximately $16.7 million in 2001, to approximately $7.8 million in 2002 and approximately $6.5 million in 2003

        Our new network security products and regulated information compliance systems have only been in the market place for a limited period of time and may have longer sales cycles than our previous products. Although response to our products has been positive, we have not yet received broad market acceptance. We cannot assure you that our present or future products will achieve market acceptance on a sustained basis.

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

        From our founding in 1983 until 2000, we derived substantially all of our revenue from the design, manufacture and sale of local area networking equipment. In order to permit us to focus our resources solely on developing and marketing our network security products, on April 17, 2000, we announced our plans to sell our local area networking assets and related networking divisions.

        As a result of these sales, we now depend exclusively on revenues generated from the sale of our networks security products, which have received limited market acceptance. Moreover, we have only recently introduced our regulated information compliance systems, and the market for these products has only begun to emerge. Consequently, we resemble a developmental stage company and will face the following inherent risks and uncertainties:

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

We had a net loss of $9.6 million and an accumulated deficit of $44.2 million as of the year ending December 31, 2003. As a result, we must generate substantially greater revenues from sales in order to achieve profitability.

        We have incurred significant operating losses and are uncertain about our future operating results. For the year ended December 31, 2003, we incurred a net loss of $9.6 million and had an accumulated deficit of approximately $44.2 million at December 31, 2003. In addition, our revenues have declined from $16.7 million in 2001, to $7.8 million in 2002, and $6.5 million in 2003. We need to generate and sustain substantially greater revenues from the sales of our products if we are to achieve profitability. If we are unable to achieve these greater revenues, our losses will continue indefinitely, and we may never achieve or sustain profitability or generate positive cash flow.

We face intense competition from both start-up and established companies that may have significant advantages over us and our products.

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

Military actions may disrupt our business by reducing spending our products, increasing our costs and affecting our international operations.

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

  •
  Should these events occur, our business, operating results and financial condition could be materially and adversely affected.

Our products can have long sales and implementation cycles, which may result in us incurring substantial expenses before realizing any associated revenues.

        The sale and implementation of our products to large companies and government agencies typically involves a lengthy education process and a significant technical evaluation and commitment of capital and other resources. This process is also subject to the risk of delays associated with customers' internal budgeting and other procedures for approving capital expenditures, deploying new technologies within their networks and testing and accepting new technologies that affect key operations. As a result, sales and implementation cycles for our products can be lengthy, and we may expend significant time and resources before we receive any revenues from a customer or potential customer. Our quarterly and annual operating results could be materially harmed if orders forecasted for a specific customer for a particular period are not realized.

Our cash, cash equivalents, and investments declined from $10.7 million to $2.7 million during 2003. As a result of our expected continuing net cash outflows, we may not have sufficient cash to operate our business.

        As of December 31, 2003, we had cash, cash equivalents and investments in the amount of approximately $2.7 million, down from approximately $10.7 million as of December 31, 2002. Although we believe the additional $5.0 million in gross proceeds we received in connection with a private placement of preferred stock and warrants we completed on March 25, 2004 will provide us with sufficient cash resources to finance our operations for the next twelve months, the sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control. Moreover, despite our actions to reduce costs and improve profitability, we expect our net operating losses and net operating cash outflows to continue through at least the first half of 2004. We do not currently have any further arrangements for financing, and we may not be able to secure additional debt or equity financing on terms that are acceptable to us, or at all, at the time when we need this financing. If our business does not generate sufficient cash flow from operations and sufficient financing resources are not available, we may not be able to operate or grow our business, pay our expenses when due or fund our other liquidity needs.

Our failure to realize the expected benefits of our recent restructuring efforts could adversely affect our operating results.

        Since we began restructuring in 2002, we have incurred approximately $0.7 million in restructuring charges, severance, and related expenses. The objective of our restructuring plan was to reduce our cost structure to a sustainable level that is consistent with our current cash resources and the general economic climate. We have also implemented other strategic initiatives to strengthen our operations, such as reductions in our work force and facilities and aligning our organization around our business objectives. Any further work force reductions could result in temporary reduced productivity of our remaining employees. Additionally, our customers and prospects may delay or forgo purchasing our products due to a perceived uncertainty caused by our restructuring and other changes. Failure to achieve the desired results of our initiatives could seriously harm our business, results of operations and financial condition.

Consolidation in the network security industry may limit market acceptance of our products.

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

Sales to government agencies accounted for 17% of our revenues for the year ended December 31, 2003. Sales to government customers involve unique risks, which could adversely impact our revenues.

        We derived 17.0% of our revenues from sales to various U.S. government entities for the year ended December 31, 2003. We expect to continue to derive a substantial portion of our revenues from U.S. government customers in the future. Sales to the government present risks in addition to those involved in sales to commercial customers, including potential disruption due to appropriation and spending patterns and he government's right to cancel contracts and purchase orders for its convenience. General political and economic conditions, which we cannot accurately predict, directly and indirectly may affect the quantity and allocation of expenditures by federal departments. In addition, obtaining government contracts may involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements. Each government entity also maintains its own rules and regulations with which we must comply and which can vary significantly among departments. As a result, cutbacks or re-allocations in the federal budget or losses of government sales due to other factors could have a material adverse effect on our revenues and operating results.

We derived 31.4% of our revenues from international sales for the year ended December 31, 2003. Our ability to sell our products internationally is subject to certain risks, which could harm our business.

        Sales to foreign customers accounted for approximately 31.4% of our revenues for the year ended December 31, 2003. We expect sales to foreign customers to continue to represent a significant portion of our revenues in the future. Our international operations are subject to many inherent risks that may adversely affect our business, financial condition and operating results, including:

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

Sales through indirect channels accounted for 57% of our revenues for the year ended December 31, 2003. Our revenues will suffer if we do not expand our sales through, or receive the anticipated benefits from our sales through, indirect sales channels.

        We derived 57% of our revenues for the year ended December 31, 2003 from sales through indirect sales channels, such as distributors, value added resellers, system integrators, original equipment manufacturers and managed service providers. We believe we must expand our sales through these indirect channels in order to increase our revenues. Although we are actively pursuing a strategy to increase the percentage of our revenues generated through these indirect sales channels, we cannot assure you that our products will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues as expected. Further, many of our competitors are also trying to sell their products through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our products.

We must adequately protect our intellectual property in order to prevent loss of valuable proprietary information.

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

We may incur substantial expenses defending ourselves against claims of infringement.

        There are numerous patents held by many companies relating to the design and manufacture of network security systems. Although we are not aware of any instances in which our products violate the intellectual property rights of others or inappropriately use their technology, it is possible that third parties in the future may claim that our products infringe on their intellectual property rights. Any claim, with or without merit, could consume our management's time, result in costly litigation, cause delays in sales or implementations of our products or require us to enter into royalty or licensing agreements. Royalty and licensing agreements, if required and available, may be on terms unacceptable to us or detrimental to our business. Moreover, a successful claim of product infringement against us or our failure or inability to license the infringed or similar technology on commercially reasonable terms could seriously harm our business.

Fluctuations in our quarterly revenues may cause the price of our common stock to decline.

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

The price of our common stock has been volatile in the past and may continue to be volatile in the future due factors outside of our control.

        The market price of our common stock has been highly volatile in the past and may continue to be volatile in the future. For example, since June 1, 2003, the market price of our common stock on The Nasdaq SmallCap Market has fluctuated between $1.40 and $5.54 per share. The market price of our common stock may fluctuate significantly in response to a number of factors, many of which are outside our control, including:

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

Our recent reductions in our work force may make it more difficult for us to attract and retain the personnel necessary to successfully operate our business.

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

        Upon the effectiveness of the registration statement related to this prospectus, the holders of preferred stock and warrants we issued in the private placement will be able to freely convert their shares of preferred stock and exercise their warrants and sell their underlying shares of common stock. For the four weeks ended on July 9, 2004, the average daily trading volume of our common stock on The Nasdaq SmallCap Market was 6,803 shares. Consequently, if holders of preferred stock or warrants elect to convert their shares or exercise their warrants and sell a material amount of their underlying shares of common stock on the open market, the increase in selling activity could cause a decline in the market price of our common stock. Furthermore, these sales, or the potential for these sales, could encourage short sales, causing additional downward pressure on the market price of our common stock.

The percentage of our revenues attributable to sales of PDS products integrated with software of Check Point Software Technologies decreased from 29.1% in 2002 to 16.7% in 2003. Because sales of our newer products may not offset the reduced sales of our PDS products, a change in our relationship with Check Point could have a negative effect on our operating results.

        Our PDS family of security appliances, which are integrated with Check Point Software Technologies' market-leading VPN-1®/FireWall-1® software, represented 16.7% of our revenues for the year ended December 31, 2003. These percentages are down from 29.1% of our revenues for the year ended December 31, 2002. We expect the percentage of our sales attributable to our PDS products to decline in the future; however, our reliance on newer product sales may not replace the anticipated decline in revenue from sales of our PDS products. Although we are a certified appliance partner of Check Point and our PDS products have received Check Point certification, we have no long-term agreement or exclusive relationship with Check Point. As a result, the loss or significant change in our relationship with Check Point, the failure of our PDS products to maintain or receive Check Point certification, the business failure of Check Point or its acquisition by or of one of our competitors and the loss of market share of Check Point or market acceptance of its products could each have a material adverse effect on our business, financial condition and results of operations.

Our acquisition of complementary products or businesses may adversely affect our financial condition.

        We have made acquisitions in the past, and, in the future, we may acquire or invest in additional companies, business units, product lines or technologies to accelerate the development of products and sales channels complementary to our existing products and sales channels. Negotiation of potential acquisitions and integration of acquired products, technologies or businesses could divert our management's time and resources. Future acquisitions could cause us to issue equity securities that would dilute your ownership of us, incur debt or contingent liabilities, amortize intangible assets or write off in-process research and development, goodwill and other acquisition-related expenses that could seriously harm our financial condition and operating results. Further, if we are not able to properly integrate acquired products, technologies or businesses with our existing products and operations, train, retain and motivate personnel from the acquired business or combine potentially different corporate cultures, we may not receive the intended benefits of our acquisitions, which could adversely affect our business, operating results and financial condition.

The payment of accrued dividends on our 5% convertible preferred stock may strain our cash resources.

        Shares of our 5% convertible preferred stock accrue cash dividends equal to $0.25 per share per annum. These dividends are payable in arrears on March 31 and September 30 of each year, commencing on September 30, 2004. Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year. We have not had net profits for the last two fiscal years, and as of December 31, 2003 our capital surplus, defined as the amount by which our net assets exceed our stated capital, was approximately $2.2 million. Therefore, we have only limited resources to pay these dividends. In addition, the payment of these dividends could strain our available cash resources, which could adversely affect our ability to operate or grow our business.

Compliance with export regulations may hinder our sales to foreign customers.

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

        Certain provisions of our certificate of incorporation and bylaws, such as our ability to offer "blank check" preferred stock and the inability of our stockholders to act by written consent, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. We are also subject to the provisions of Section 203 of the Delaware General Corporation Law, which restricts certain business combinations with interested stockholders and could inhibit a non-negotiated merger or other business combination.

Our management and larger stockholders exercise significant control over our company and may approve or take actions that may be adverse to your interests.

        As of May 31, 2004, our executive officers, directors and 5% stockholders beneficially own approximately 38.5% of our voting power. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. These stockholders may use their influence to approve or take actions that may be adverse to your interests.

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

PART II

Item 5. Market for Intrusion's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Prior to December 4, 2002, our common stock traded on The Nasdaq National Market. Since that time our common stock has traded on the Nasdaq SmallCap Market, where it is currently listed under the symbol "INTZC", subject to the conditional listing parameters explained in Factors That May Affect Future Results of Operations. As of February 10, 2004, there were approximately 213 registered holders of record of the common stock. The following table sets forth, for the periods indicated, the high and low per share intra-day sales prices for the common stock, as reported by The Nasdaq Stock Market.

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

Statement of Operations Data:
(In thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001	2000	1999
Revenue	6,478	$7,834	$16,685	$23,210	$7,963
Cost of Revenue	3,988	6,147 (5)	13,490	19,009	3,877

Gross profit	2,490	1,687	3,195	4,201	4,086
Operating expenses:
Sales and marketing	6,230	11,789	23,550	27,740	12,236
Research and development	3,498	6,088	12,549	13,073	8,171
In-process research and development	—	—	—	—	—
General and administrative	1,632	2,576	4,481	5,865	2,466
Amortization of intangibles	—	798	1,233	975	547
Impairment of intangibles	—	3,009 (4)	—	—	—
Litigation Settlement	450 (6)	—	—	—	—
Severance costs	472	200	4,673 (2)	—	—

Operating loss	(9,792)	(22,773)	(43,291)	(43,452)	(19,334)
Interest income, net	182	351	1,687	3,301	1,104
Other income (expense)	10	(7)	112	66,335 (1)	—

Income (loss) from continuing operations before income tax	(9,600)	(22,429)	(41,492)	26,184	(18,230)
Income tax provision (benefit)	—	(608)	(1,877)	1,999	—

Income (loss) from continuing operations	(9,600)	(21,821)	(39,615)	24,185	(18,230)
Income (loss) from discontinued operations, net of tax	—	544 (3)	(6,165)	(974)	6,190

Net income (loss)	(9,600)	(21,277)	$(45,780)	$23,211	$(12,040)

Basic earnings (loss) per share, continuing operations	(0.46)	(1.06)	$(1.93)	$1.23	$(0.98)

Diluted earnings (loss) per share, continuing operations	(0.46)	(1.06)	$(1.93)	$1.18	$(0.98)

Basic earnings (loss) per share	(0.46)	(1.03)	$(2.23)	$1.18	$(0.65)

Dilutive earnings (loss) per share	(0.46)	(1.03)	$(2.23)	$1.13	$(0.65)

Weighted average shares outstanding
—Basic	20,649	20,640	20,565	19,624	18,565

—Diluted	20,649	20,640	20,565	20,478	18,565

Balance Sheet Data:

	2003	2002	2001	2000	1999
Working capital	2,410	$10,701	$25,240	$52,514	$66,578
Total assets	5,760	16,939	42,295	92,414	120,502
Total liabilities	2,976	4,555	8,797	13,627	38,925
Total stockholders' equity	2,784	12,384	33,498	78,787	81,577

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

        Our revenues have decreased over the past three years due primarily to the change in our product focus from networking hardware to network security software products and a decrease in sales volume related to this transition. As a result, our revenues have declined over the past three years from $16.7 million in 2001, to $7.8 million in 2002 and to $6.5 million in 2003. To date, we have not encountered significant competition in the market, which has caused a decrease in our sales prices when compared to sales prices in previous years. Our networking hardware products carried much higher sales prices than do our network security products. Consequently, as we migrated away from the networking hardware business, our revenues from large network sales negatively impacted our gross sales figures. In addition, changing markets from networking hardware to security solutions, resulted in longer sales cycles and decreased total sales, as both volume and unit prices declined. To help counteract our declining revenues and bring our operations in line with our new strategic focus, we reduced our employee headcount and discontinued manufacturing operations. Our global headcount has declined over the past three years in an effort to reduce costs and align our efforts with our core software based products. As we migrated away from the networking and hardware based products, our global headcount declined from 149 employees in 2001, to 78 employees in 2002 and to 44 employees in 2003. As a result of our headcount reductions, we realized cost savings of $9.0 million in 2002 and $2.8 million in 2003. As a result of our migration to software-based solutions and the discontinuance of manufacturing operations, our margins have increased over the past three years from 19.1% in 2001, to 21.5% in 2002 and to 38.4% in 2003. We have also restructured our personnel and operations around the development and sale of our core software products. In addition, we have also been able to secure reduced lease space, which has helped reduce our operating expenses. We expect to realize approximately $350,000 annually in cost savings related to our renegotiated lease. As a result of these efforts, we believe we have reduced operating expenses to a level that will remain constant going forward.

        The reductions to our operating expenses, in particular research and development expenses, over the past few years have not significantly impacted our research and development efforts, as we continue to expand our product offerings. We are not allocating resources to hardware development, as in the past, and we are able to focus on new product offerings related to our software-based products. We expect our product offering to continue to expand as we continue to offer new and expanded products for the intrusion detection, intrusion prevention and regulated information compliance markets.

        In order for us to operate and grow our business, we must achieve and sustain operating profits and become cash flow positive. This will require us to counteract reduced sales of our hardware products by generating additional revenues from sales of our intrusion detection, intrusion prevention and regulated information compliance software products. In order to obtain these sales, our products must gain acceptance in intensely competitive and emerging markets. We believe the Common Criteria Certification of our network security software products, our ability to introduce our regulated information compliance products into the marketplace in a timely manner and our efforts to maintain our reduced spending levels will help us achieve these results.

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

Revenue Recognition

        We generally recognize product revenue upon shipment of product. We accrue for estimated warranty costs and sales returns at the time of shipment based on our experience. Revenue from maintenance contracts is deferred and recognized over the contractual period the services are performed, generally one year. There is a risk that technical issues on new products could result in unexpected warranty costs and returns. However, as we migrate to more of a software-based business model, the warranty costs should continue to decline. To the extent that they do decline, our warranty reserve from current sales will decrease. To the extent that our warranty costs exceed our expectations, we will increase our warranty reserve to compensate for the additional expense expected to be incurred. We review these estimates periodically and determine the appropriate reserve percentage. However, to date, warranty costs and sales returns have not been material. Historically, our estimates for these items have not differed materially from actual results. Significant or subjective estimates associated with our revenue recognition policy include our estimate of warranty cost and sales returns.

        We recognize software revenue from the licensing of our software products in accordance with Statement of Position ("SOP") No. 97-2 "Software Revenue Recognition", SOP 98-9 "Modification of 97-2, Software Revenue Recognition, with respect to certain transactions" and Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" whereby revenue from the licensing of our products is not recognized until all four of the following have been met: i) execution of a written agreement; ii) delivery of the product has occurred; iii) the fee is fixed and determinable; and iv) collectibility is probable. Bundled hardware and perpetual software product sales are recognized at time of delivery, as our licenses are not sold on a subscription basis. In the case of multiple product and service sales, we perform a Vendor Specific Objective Evidence analysis to appropriately determine the amount of revenue derived from each deliverable. If our license strategy changes and we begin to offer licenses on a subscription basis, we would perform this analysis in a similar manner. Under these circumstances, the revenue related to the license would be recognized ratably over the subscription period. Market values are easily obtained for all of our product offerings, as we have historical sales information on our product offerings. We defer and recognize maintenance and support revenue over the term of the contract period, which is generally one year.

        We have signed distribution agreements with distributors in the United States, Europe and Asia. In general, these relationships are non-exclusive. Distributors typically maintain an inventory of our products. Under these agreements, we provide certain protection to the distributors for their inventory of our products for price reductions as well as products that are slow moving or have been discontinued by us. Historically, returns from our distributors and charges related to price reductions on inventory held by distributors have not been material. Recognition of sales to distributors and related gross profits are deferred until the distributors resell the merchandise. However, since we have legally sold the inventory to the distributor and we no longer have care, custody or control over the inventory, we recognize the trade accounts receivable and reduce inventory related to the sale at the time of shipment to the distributor. Revenue, offset by deferred cost of sales, is included in deferred revenue in the accompanying financial statements. Since the net balance in Deferred Revenue represents the sales price less the cost of the product maintained by the distributors, the deferred costs of these products are included in our obsolescence and slow-moving analysis and are written down according to their current value. This transaction, effectively recognizes expense for the write-down, if any, and increases the net liability in the deferred revenue account.

        We generally recognize service revenue upon delivery of the contracted service. Service revenue, primarily including maintenance, training and installation are recognized upon delivery of the service and typically are unrelated to product sales. These services are not essential to the functionality of the delivered product. To date, training and installation revenue has not been material.

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

        This is not considered to be a critical accounting policy at December 31, 2003, but was previously.

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

        As a result of the write-off of goodwill during the fourth quarter of 2002, we determined that a triggering event indicating potential impairment of the associated intangibles had occurred. At December 31, 2002, the remaining intangibles of $2.6 million principally included purchased software associated with our acquisition of MimeStar, Inc. We determined that the undiscounted pre tax cash flows associated with this software was not likely to exceed the remaining carrying values. Due to technological changes that had taken place with respect to the core software code acquired, it was determined that the carrying value should be zero at December 31, 2002. Therefore, an impairment charge of $2.6 million was recorded and is included in impairment of intangibles in the accompanying consolidated statement of operations.

        This is not considered to be a critical accounting policy at December 31, 2003, but was previously.

Allowance for Doubtful Accounts and Returns

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our receivables are uncollaterized and we expect to continue this policy in the future. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Historically, our estimates for sales returns and doubtful accounts have not differed materially from actual results.

Inventory

        We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Historically, our estimates for inventory obsolescence have not differed materially from actual results.

Results of Operations

        The following tables set forth, for the periods indicated, certain financial data as a percentage of net revenue.

	Year Ended December 31,
	2003	2002	2001
Net product revenue	64.8%	65.1%	85.1%
Net customer support and maintenance revenue	35.2	34.9	14.9

Total revenue	100.0	100.0	100.0
Cost of product revenue	50.1	60.5	75.2
Cost of customer support and maintenance revenue	11.5	18.0	5.7

Total cost of revenue	61.6	78.5	80.9
Gross profit	38.4	21.5	19.1
Operating expenses:
Sales and marketing	96.2	150.5	141.1
Research and development	54.0	77.7	75.2
General and administrative	25.2	32.9	26.9
Amortization of intangibles	—	10.2	7.4
Impairment of intangibles	—	38.4	—
Litigation Settlement	6.9	—	—
Severance costs	7.3	2.6	28.0

Operating loss	(151.2)	(290.7)	(259.5)
Interest income, net	2.8	4.5	10.1
Other income (expense)	0.2	(0.1)	0.7

Loss from continuing operations before income tax	(148.2)	(286.3)	(248.7)
Income tax benefit	—	(7.8)	(11.2)

Loss from continuing operations	(148.2)	(278.5)	(237.4)
Income (loss) from discontinued operations, net of tax	—	6.9	(36.9)

Net loss	(148.2)	(271.6)	(274.4)

	2003	2002	2001
Domestic revenue	68.6%	66.6%	63.6%
Export revenue to:
Europe	23.0	14.5	25.4
Canada	0.9	4.0	4.0
Asia	7.4	14.6	6.3
Latin America	0.1	0.3	0.7

Net revenue	100.0%	100.0%	100.0%

2003 compared with 2002

Net Revenue

        Net revenue decreased 17.3% to $6.5 million in 2003 from $7.8 million in 2002. This decline is related to the transition away from our hardware-based products, which carried higher sales prices and lower margins to our software-based products, which carry lower sales prices and higher margins. Our customer support and maintenance revenue decreased 16.6% from $2.7 million in 2002 to $2.3 million in 2003. This decline is mainly due to the expiration of maintenance contracts related to our legacy products and lower support and maintenance revenues associated with our lower priced software-based products. In addition, we believe the general worldwide economic downturn and reductions in corporate information technology spending negatively impacted our sales of SecureNet network intrusion detection products and PDS security appliance products. In 2003 total revenues related to our SecureNet product line increased 9.5% or $0.4 million from $4.2 million in 2002 to $4.6 million in 2003, and our non-core product lines, including our PDS and SecureCom hardware products decreased 47.2% or $1.7 million from $3.6 million in 2002 to $1.9 million in 2003. Our product revenues declined 17.7% from $5.1 million in 2002 to $4.2 million in 2003. This decrease was the result of our strategic decision to move away from our lower margin higher priced legacy product offerings.

        Export sales in 2003 decreased to $2.0 million, or 31.4% of net revenue, compared to $2.6 million, or 33.4% of net revenue in 2002 primarily due to a continued economic decline and decrease in international technology spending. As part of our headcount reductions, we have focused most of our sales personnel on the domestic market. Although we do expect to continue to derive a significant portion of our revenues from international sales, we do not rely on any one country, region or customer for these sales. Sales of our products internationally may be subject to exchange risk, which may cause our products to effectively increase in price, if the exchange rate moves significantly and the dollar gains value over the foreign currency.

        Historically, due to the timing of our sales cycle, a significant portion of our monthly sales occurs in the second half of the month. Accordingly, our receivables increase at the end of each month, which causes a higher accounts receivable balance at month end. This monthly trend also causes an inflated comparative relationship between revenue and accounts receivable. We believe that this trend will continue because monthly sales forecast and planning meetings are held in the first week of every month, the middle of the month is focused on sales calls to customers and the later half of the month on closing sales. The monthly trend was exaggerated at December 2003, due to unusually high sales volume occurring in the last half of the month.

Gross Profit

        Gross profit increased 47.6% to $2.5 million in 2003 from $1.7 million in 2002. As a percentage of net revenue, gross profit increased to 38.4% for 2003 from 21.5% in 2002. This increase is primarily associated with a more profitable product mix in 2003. Gross profit on products increased from 7.1% in 2002 to 22.7% in 2003 due to the shift in a more profitable product mix, namely our software-based products. Gross profit on customer support and maintenance increased from 48.4% in 2002 to 67.4% in 2003. The increase in gross profit on customer support and maintenance was mainly due to lower hardware related repair costs in conjunction with our strategic decision to move towards software-based solutions. As we continue to migrate from our older hardware-based products to our newer software-based products, we expect our margins to continue to increase.

        Gross profit as a percentage of net revenue is impacted by several factors, including shifts in product mix, changes in channels of distribution, sales volume, fluctuations in manufacturing costs, pricing strategies, and fluctuations in sales of integrated third-party products.

Sales and Marketing

        Sales and marketing expenses decreased 47.2% to $6.2 million in 2003 from $11.8 million in 2002 as we restructured our sales force, including headcount reductions, to respond to the decline in sales. As a percentage of net revenue, sales and marketing expenses decreased to 96.2% in 2003 from 150.5% in 2002. We expect sales and marketing expenses to decrease in 2004 compared to 2003 as we recognize the full benefit from restructuring actions taken throughout 2002, 2003 and early 2004. Due to the renegotiation of our corporate lease and the benefit from the allocation to sales and marketing, we expect a positive impact on sales and marketing expenses of $0.1 million in 2004. We also expect sales and marketing expenses, as a percentage of net revenue, to decrease in 2004 compared to 2003.

Research and Development

        Research and development expenses decreased 42.5% to $3.5 million, or 54.0% of net revenue, in 2003 compared to $6.1 million, or 77.7% of net revenue, in 2002 as we reduced headcount in our engineering department to respond to the decline in sales and eliminated engineering efforts with regards to our SecureCom product family. Our research and development costs are expensed in the period in which they are incurred. We expect research and development expenses to decrease in 2004 compared to 2003 as we recognize the full benefit from restructuring actions taken throughout 2002 and 2003. Due to the renegotiation of our corporate lease and the benefit from the allocation to research and development, we expect a positive impact on research and development expenses of $0.2 million in 2004. We expect research and development, as a percentage of net revenue, also to decrease in 2004 compared to 2003.

General and Administrative

        General and administrative expenses, excluding amortization, impairment, severance and litigation settlement expenses, decreased 36.6% to $1.6 million in 2003 from $2.6 million in 2002 as we reduced headcount in our support functions to reduce costs. As a percentage of net revenue, general and administrative expenses decreased to 25.2% in 2003 from 32.9% in 2002. We expect general and administration expenses to remain constant in 2004 compared to 2003. Due to the renegotiation of our corporate lease, we expect a positive impact on general and administrative expenses of $0.1 million in 2004.

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

Litigation Settlement

        During the third quarter of 2003, Intrusion settled a pending lawsuit with Morgan Newton. As a result of the settlement, Intrusion paid $0.5 million during the fourth quarter of 2003 to fully satisfy this claim. There is no other litigation pending against Intrusion. There was no litigation settlement charge in 2002. Please see further discussion in note 6 to our consolidated financial statements.

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

        Pursuant to the restructuring action discussed above and those taken in 2002, we reduced operating expenses, excluding severance charges, litigation settlement charges, impairment charges and amortization, 26.2% from $3.2 million in the first quarter of 2003 to $2.4 million in the fourth quarter of 2003. During 2003, our gross margins increased from first quarter to fourth quarter due to product mix shift as we migrate to our more profitable software-based products, therefore, headcount reductions had no impact on margins during 2003 and are not expected to have an impact on our margins in the future.

Interest Income, Net

        Net interest income decreased 48.1% to $0.2 million in 2003 from $0.4 million in 2002 primarily due to a decrease in average cash and interest-bearing investment balances and lower interest rates. We do not expect net interest income to decrease in 2004 compared to 2003 as we expect our average cash and interest-bearing investment balances to increase in 2004 when compared to 2002, related to our private placement in the first quarter of 2004 and an expected increase in revenue in 2004. However, we do expect interest rates to remain low, resulting in a lower return on investment. Net interest income will vary in the future based on our cash flow and rate of return on investments.

Income Taxes

        Our effective income tax rate was 0% in 2003 as a valuation allowance has been recorded for the entire amount of the net deferred tax asset due to uncertainty of realization. Our effective income tax rate was an income tax benefit of 2.9% in 2002. We have fully utilized our net operating loss carryback.

2002 compared with 2001

Net Revenue

        Net revenue decreased 53.0% to $7.8 million in 2002 from $16.7 million in 2001. This decrease is related to the decline in sales of SecureCom and other products, which are approaching end-of-life, coupled with a longer sales cycle related to our newer products. Our customer support and maintenance revenue increased 10.2% from $2.5 million in 2001 to $2.7 million in 2002. We expect this trend to continue as we continue to populate the marketplace with our products. In addition, we believe the general worldwide economic downturn and reductions in corporate information technology spending negatively impacted our sales of SecureNet network intrusion detection products and PDS security appliance products. In 2002 total revenues related to our SecureNet product line decreased 35.4% or $2.3 million from $6.5 million in 2001 to $4.2 million in 2002, and our non-core product lines, including our PDS and SecureCom hardware products decreased 64.7% or $6.6 million from $10.2 million in 2001 to $3.6 million in 2002. Our product revenues declined 64.1% from $14.2 million in 2001 to $5.1 million in 2002.

        Export sales in 2002 decreased to $2.6 million, or 33.4% of net revenue, compared to $6.1 million, or 36.4% of net revenue in 2001 primarily due to a continued economic decline and decrease in international technology spending. As part of our headcount reductions, we have focused most of our sales personnel on the domestic market. Although we do expect to continue to derive a significant portion of our revenues from international sales, we do not rely on any one country, region or customer for these sales. Sales of our products internationally may be subject to exchange risk, which may cause our products to effectively increase in price, if the exchange rate moves significantly and the dollar gains value over the foreign currency.

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

Severance Costs

        In connection with our continued shift to our new intrusion detection and security appliance product lines during 2002, and as such, we streamlined operations and activities that are not aligned with these core markets and strategies. We recorded severance charges of $0.2 million as a result of reductions in force. All severance obligations related to 2002 were paid prior to December 31, 2002 and we were not receiving any benefits from those severed individuals after December 31, 2002.

        Pursuant to the action discussed above and those taken in 2001, we reduced operating expenses, excluding severance charges and amortization, 37.3% from $6.5 million in the first quarter of 2002 to $4.1 million in the fourth quarter of 2002.

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

Discontinued Operations

        In March 2002 we sold Essential for $1 million generating a gain on sale of $0.5 million. Terms of the sale included transferring $0.7 million in net property, plant and equipment, $0.1 million in current liabilities and product maintenance obligations for which $0.4 million was recorded in deferred revenue.

        A condition of the sale was to give Essential personnel 60 days to exit Essential's leased facility, the obligation for which we retained as part of the sale. Included in the gain on the sale of Essential was management's estimate of $0.3 million to terminate this lease agreement, which was equivalent to two years' lease and maintenance of the facility. The contractual term of the lease ran through February 2009. Successful termination of the lease during the fourth quarter of 2002 for less than $0.3 million resulted in additional gain on sale of $0.1 million.

Liquidity and Capital Resources

        Our principal sources of liquidity at December 31, 2003 were $1.0 million of cash and cash equivalents and $1.7 million of short-term investments. As of December 31, 2003, we do not hold investments with a stated maturity beyond one year. Working capital at December 31, 2003 was $2.4 million compared to $10.7 million as of December 31, 2002.

        Net cash used in continuing operations in 2003 was $7.9 million, primarily due to an operating loss of $9.6 million for the year, a decrease in accounts payable, and accrued expenses of $0.7 million and a decrease in deferred revenue of $0.9 million, offset by depreciation of $1.4 million, and decreases in accounts receivable of $1.4 million, other assets of $0.3 million and inventories of $0.1 million. Future fluctuations in accounts receivable, inventory balances and accounts payable will be dependent upon several factors, including but not limited to quarterly sales, timely collection of accounts receivable, and the accuracy of our forecasts of product demand and component requirements.

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

        As of December 31, 2003, we had cash, cash equivalents and investments in the amount of approximately $2.7 million, down from approximately $10.7 million as of December 31, 2002. However, throughout 2003, we reduced expenses. As a result, our cash used in operations, excluding the litigation settlement and severance charges, in the fourth quarter was approximately $1.4 million. Including litigation settlement and severance charges, our cash used in operations in the fourth quarter of 2003 was $1.9 million. On March 25, 2004, we closed a $5.0 million private placement of 5% Convertible Preferred Stock and warrants, the proceeds of which we intend to use for general corporate and working capital purposes. Based on fourth quarter actual results and our cash burn rate excluding the effects of litigation settlement and severance charges, we believe that our current cash resources, which include the private placement we completed first quarter of 2004, are sufficient to finance our operations and expected capital expenditures for the next twelve months. The sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control. Moreover, despite actions to reduce our cost and improve our profitability, we expect our operating losses and net operating cash outflows to continue through at least the first half of 2004. We do not currently have any further arrangements for financing, and we may not be able to secure additional debt or equity financing on terms that are acceptable to us, or at all, at the time when we need such funding. If our business does not generate sufficient cash flow from operations and sufficient financings are not available, we may not be able to operate or grow our business, pay our expenses when due or fund our other liquidity needs.

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

        Interest income on our investments is carried in "Interest income, net". We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". All of the cash equivalents and short-term investments are treated as available-for-sale under SFAS 115.

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

        Ernst & Young LLP's reports on our consolidated financial statements for the fiscal years ended December 31, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

        During the fiscal years ended December 31, 2002 and 2001 and the interim period prior to its dismissal, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Ernst & Young LLP's satisfaction, would have caused them to make reference to the subject matter in connection with their reports on our consolidated financial statements and supporting schedules for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

        We provided Ernst & Young LLP with a copy of the foregoing disclosures. A copy of Ernst & Young LLP's letter, dated March 11, 2003, stating their agreement with such statements is attached as Exhibit 16.1 to our Current Report on Form 8-K filed with the SEC on March 11, 2003.

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

PART III

        Certain information required by Part III is omitted from this Form 10-K because we will file a definitive Proxy Statement for our 2004 annual meeting of stockholders pursuant to Regulation 14A (the "Proxy Statement") no later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

Item 10. Directors and Executive Officers of Intrusion Inc.

        The information required regarding Directors and Executive Officers of Intrusion Inc. appearing under the captions "Election of Directors", "Compliance with Section 16 Reporting Requirements" and Executive Officers" contained in the Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation.

        The information set forth under the caption "Executive Compensation" contained in the Proxy Statement is incorporated herein by reference.

Compensation Committee Interlocks and Insider Participation

        The members of the Compensation Committee of our Board of Directors for the entire 2003 fiscal year were J. Fred Bucy, Jr. (Chairman) and Donald M. Johnston, each of whom is an independent director. James F. Gero, who became a director in October of 2003, also served on the Compensation Committee in 2003. Finally, James Buchanan, served as a director and member of the Compensation Committee until his death in October 2003.

        No member of our Board of Directors or any committees of the Board, including the Compensation Committee, has an interlocking relationship with the board (or member of such board) or any committee (or member of such committee) of a board of any other company.

        On March 25, 2004, we completed a $5,000,000 private placement of 1,000,000 shares of our 5% convertible preferred stock and warrants to purchase 556,619 shares of our common stock at an initial exercise price of $3.144 per share to various purchasers. Mr. Gero, a director and one of the members of the Compensation Committee, invested $300,000 in the private placement in consideration for 60,000 shares of preferred stock and warrants to purchase 33,397 shares of common stock. Mr. Gero participated in the private placement on the same terms and conditions as other investors, except that he is not entitled to a preemptive right to purchase a pro rata portion of certain future sales of securities by us. In addition, as a director, Mr. Gero agreed not to sell any shares of common stock owned by him until the registration statement described below is declared effective by the SEC.

        As part of the private placement, we entered into a Registration Rights Agreement, pursuant to which we are required to file a registration statement to register the shares of common Stock issuable upon the conversion of the preferred stock and upon the exercise of the warrants issued to the investors in the private placement. If we fail to file the registration statement by April 24, 2004 or to have the registration statement declared effective by July 24, 2004, we may be subject to the payment of liquidated damages equal to 2% of the aggregate purchase price paid to us in the private placement for each thirty-day period, pro rated for any shorter period, that the filing or effectiveness of the registration statement is delayed. In accordance with this obligation, we filed a registration statement on Form S-3 including these shares of common stock on April 20, 2004. The registration statement includes the 128,817 shares of common stock underlying the preferred stock and warrants purchased by Mr. Gero in the private placement as well as 125,000 shares previously acquired by Mr. Gero in a private transaction with a third party.

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

Item 14. Principal Accountant Fees and Services

        The information set forth under "Fees Paid to Independent Public Accountants" contained in the Proxy Statement is incorporated herein by reference.

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

  (b)
  Reports on Form 8-K.

        During the quarter ended December 31, 2003, we filed the following reports on Form 8-K:

  •
  Report on Form 8-K (Item 5) filed on November 7, 2003, announcing Intrusion's intent to appeal Nasdaq's delisting notification; and

  •
  Report on Form 8-K (Item 5) filed on October 27, 2003, announcing the election of James F. Gero to the board of directors.

  (c)
  Exhibits

        The following Exhibits are filed herewith pursuant to Item 601 of Regulation S-K or incorporated herein by reference to previous filings as noted:

Exhibit Number	Description of Exhibit
2.1(5)	Certificate of Ownership and Merger Merging Intrusion.com, Inc. into Intrusion Inc.
3.1(5)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(7)	Certificate of Amendment to Certificate of Incorporation of Registrant
3.3(8)	Certificate of Designation for the Registrant's 5% Convertible Preferred Stock
3.4(4)	Bylaws of the Registrant.
4.1(9)	Specimen Common Stock Certificate.
4.2(8)	Specimen 5% Convertible Preferred Stock Certificate
4.3(8)	Form of Warrant to Purchase Shares of Common Stock
4.4(8)	Warrant to Purchase Common Stock dated March 25, 2004, issued by the Registrant to Black Point Partners
4.5(8)	Registration Rights Agreement dated as of March 25, 2004, by and among the Registrant and the entities listed on Schedule A thereto
4.6(8)	Form of Lock-Up Agreement
10.1(1)	1983 Incentive Stock Option Plan of the Registrant, as amended.
10.2(1)	1987 Incentive Stock Option Plan of the Registrant, as amended.
10.3(1)	Form of Indemnification Agreement.
10.4(5)	1995 Stock Option Plan of the Registrant as amended April 26, 2001.
10.5(2)	1995 Non-Employee Directors Stock Option Plan of the Registrant (amended and restated as of January 10, 2002).
10.7(9)	Lease Agreement between CalWest Industrial Holdings Texas, L.P. and Intrusion Inc.
10.8(8)	Securities Purchase Agreement dated as of March 25, 2004, by and among the Registrant and the purchasers listed on Exhibit A thereto.
10.9(4)	Amended and Restated 401(k) Savings Plan of the Registrant.
10.10(4)	1997 Employee Stock Purchase Plan of the Registrant, as amended January 17, 2001.
10.11(3)	Employment Agreement with Aaron Bawcom dated February 4, 2003
10.12(6)	Intrusion Inc. 401(k) Savings Plan Summary of Material Modifications.
21(5)	List of Subsidiaries of Registrant
23.1(10)	Consent of Ernst & Young LLP, Independent Auditors.
23.2(10)	Consent of KBA Group LLP, Independent Auditors
31.1(10)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2(10)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1(10)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(10)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(8)
Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated March 26, 2004, which Exhibit is incorporated by reference.

(9)
Previously filed.

(10)
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 6, 2004	INTRUSION INC. (Registrant)
	By:	/s/ G. WARD PAXTON G. Ward Paxton Chairman, President, and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ G. WARD PAXTON G. Ward Paxton	Chairman, President, Chief Executive Officer, and Director	August 6, 2004
/s/ T. JOE HEAD T. Joe Head	Vice Chairman, Vice President and Director	August 6, 2004
/s/ MICHAEL L. PAXTON Michael L. Paxton	Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	August 6, 2004
/s/ JAMES F. GERO James F. Gero	Director	August 6, 2004
/s/ J. FRED BUCY J. Fred Bucy	Director	August 6, 2004
/s/ DONALD M. JOHNSTON Donald M. Johnston	Director	August 6, 2004

ANNUAL REPORT ON FORM 10-K
ITEM 15(a)(1)
FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 and 2001
INTRUSION INC.
RICHARDSON, TEXAS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Intrusion Inc.

        We have audited the accompanying consolidated balance sheet of Intrusion Inc. and subsidiaries (the "Company") as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule appearing under Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intrusion Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets."

/s/Ernst & Young LLP

Dallas, Texas
January 28, 2003

INTRUSION INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	December 31,
	2003	2002
Assets
Current Assets:
Cash and cash equivalents	$974	$2,898
Short-term investments	1,705	7,825
Accounts receivable, net of allowance for doubtful accounts and returns of $574 in 2003 and $934 in 2002	972	2,363
Inventories	1,286	1,411
Prepaid expenses	449	759

Total current assets	5,386	15,256
Property and Equipment:
Machinery and equipment	2,424	10,845
Furniture and fixtures	77	1,441
Leasehold improvements	178	998

	2,679	13,284
Accumulated depreciation and amortization	(2,382)	(11,687)

	297	1,597
Other assets	77	86

TOTAL ASSETS	$5,760	$16,939

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable, trade	$1,080	$1,159
Accrued vacation expense	303	341
Accrued warranty expense	200	300
Other accrued expenses	605	1,105
Deferred revenue	788	1,650

Total current liabilities	2,976	4,555

TOTAL LIABILITIES	2,976	4,555
Stockholders' Equity:
Preferred stock, $0.01 par value:
Authorized shares—5,000
No shares issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares—80,000
Issued shares—20,690 in 2003 and 20,686 in 2002
Outstanding shares—20,650 in 2003 and 20,646 in 2002	207	207
Additional paid-in-capital	47,371	47,371
Common stock held in treasury, at cost—40 shares	(362)	(362)
Accumulated deficit	(44,204)	(34,604)
Accumulated other comprehensive loss	(228)	(228)

Total stockholders' equity	2,784	12,384

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,760	$16,939

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Net product revenue	$4,200	$5,102	$14,206
Net customer support and maintenance revenue	2,278	2,732	2,479

Total revenue	6,478	7,834	16,685
Cost of product revenue	3,245	4,738	12,542
Cost of customer support and maintenance revenue	743	1,409	948

Total cost of revenue	3,988	6,147	13,490

Gross profit	2,490	1,687	3,195
Operating expenses:
Sales and marketing	6,230	11,789	23,550
Research and development	3,498	6,088	12,549
General and administrative	1,632	2,576	4,481
Amortization of intangibles	—	798	1,233
Impairment of intangibles	—	3,009	—
Litigation settlement	450	—	—
Severance costs	472	200	4,673

Operating loss	(9,792)	(22,773)	(43,291)
Interest income, net	182	351	1,687
Other income (expense), net	10	(7)	112

Loss from continuing operations before income taxes	(9,600)	(22,429)	(41,492)
Income tax benefit	—	(608)	(1,877)

Loss from continuing operations	(9,600)	(21,821)	(39,615)
Income (loss) from discontinued operations, net of income taxes	—	544	(6,165)

Net loss	$(9,600)	$(21,277)	$(45,780)

Loss per share, continuing operations (basic and diluted)	$(0.46)	$(1.06)	$(1.93)

Net loss per share (basic and diluted)	$(0.46)	$(1.03)	$(2.23)

Weighted average shares outstanding
—(basic and diluted)	20,649	20,640	20,565

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

YEAR ENDED DECEMBER 31,	2003	2002	2001
NUMBER OF SHARES—ISSUED
Balance, beginning of year	20,686	20,649	20,525
Issuance of common stock under warrants, stock options and purchase plans	4	37	124

Balance, end of year	20,690	20,686	20,649

NUMBER OF SHARES—OUTSTANDING
Balance, beginning of year	20,646	20,609	20,485
Issuance of common stock under warrants, stock options and purchase plans	4	37	124

Balance, end of year	20,650	20,646	20,609

COMMON STOCK
Balance, beginning of year	$207	$206	$205
Issuance of common stock under warrants, stock options and purchase plans	—	1	1

Balance, end of year	$207	$207	$206

ADDITIONAL PAID-IN-CAPITAL
Balance, beginning of year	$47,371	$47,320	$46,916
Issuance of common stock under warrants, stock options and purchase plans	—	51	396
Tax benefit derived from exercise of employee stock options	—	—	8

Balance, end of year	$47,371	$47,371	$47,320

TREASURY SHARES
Balance, beginning of year	$(362)	$(362)	$(362)
Purchase of treasury shares	—	—	—

Balance, end of year	$(362)	$(362)	$(362)

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(228)	$(339)	$(425)
Foreign currency translation adjustment(a)	—	111	86

Balance, end of year	$(228)	$(228)	$(339)

RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance, beginning of year	$(34,604)	$(13,327)	$32,453
Net loss(b)	(9,600)	(21,277)	(45,780)

Balance, end of year	$(44,204)	$(34,604)	$(13,327)

TOTAL STOCKHOLDERS' EQUITY	$2,784	$12,384	$33,498

TOTAL COMPREHENSIVE LOSS(a+b)	$(9,600)	$(21,166)	$(45,694)

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

INTRUSION INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

        We develop, market and support a family of network intrusion detection and prevention systems and regulated information compliance systems that address vital security issues facing organizations with mission critical applications or housing classified, confidential or customer information assets. Our growth strategy is focused on three primary network security product lines—intrusion detection systems ("IDS"), intrusion prevention systems ("IPS"), and regulated information compliance systems ("RICS"). We have sold our network security products to over 300 customers including many fortune 500 companies, departments of the U.S. Government, and Managed Security Service Providers ("MSSP").

        We are headquartered in Richardson, Texas and have 44 employees, including 17 in sales and marketing, and 15 in engineering. Our principal executive offices are located at 1101 East Arapaho Road, Richardson, Texas 75081, and our telephone number is (972) 234-6400. Our Web site is www.intrusion.com and our common stock is traded on the NASDAQ Small Cap Market under the symbol "INTZC".

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

Accounts Receivable, Allowance for Doubtful Accounts and Returns

        Trade accounts receivable are stated at the amount we expect to collect. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management's assessment, we provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

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

Goodwill and Other Intangible Assets

        Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets", which requires companies to cease amortizing goodwill and certain intangible assets with indefinite useful lives. SFAS 142 requires that goodwill and intangible assets deemed to have indefinite useful lives be reviewed for impairment upon adoption of SFAS 142, annually thereafter, and upon the occurrence of any event that indicates potential impairments.

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

Long-Lived Assets

        Effective January 1, 2002, we adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and accounting and reporting provisions of Accounting Principles Bulletin Opinion 30, "Reporting the Results of Operations," for a disposal of a segment. The primary objective of SFAS 144 is to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held for sale. SFAS 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date. Our adoption of SFAS 144 had no effect on our financial position or results of operations.

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

Foreign Currency Translation

        Beginning with fiscal year 2003, we determined that our international subsidiaries should use the United States dollar as their functional currency, as allowed under SFAS No. 52, "Foreign Currency Translation". Although, our international offices pay operating expenses in their local currency, they are fully funded by us in United States dollars, and we exchange the United States dollars locally to settle operating expenses incurred. As outlined in SFAS 52, assets and liabilities are translated at the exchange rate in effect at the balance sheet date, and income and expense accounts at average exchange rates during the year. Resulting translation adjustments totaling approximately $50,000 were recorded as operating expenses in the statement of operations during 2003.

Accounting for Stock Options

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation.

        SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, if the exercise price of an employee's stock option equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. However, if the exercise price of an employee's stock option is less than the market price of the underlying stock on the date of grant, compensation expense is recorded for the difference in the exercise price and the market price. As allowed by SFAS 123, we have elected to continue to utilize the accounting method prescribed by APB 25 and have adopted the disclosure requirements of SFAS 123 and SFAS 148.

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

Revenue Recognition

        We generally recognize product revenue upon shipment. These products include both hardware and perpetual software licenses, as we do not currently offer software on a subscription basis. We accrue for estimated warranty costs and sales returns at the time of shipment based on our experience. Revenue from maintenance contracts is deferred and recognized over the contractual period the services are performed, generally one year. There is a risk that technical issues on new products could result in unexpected warranty costs and returns. However, as we migrate to more of a software-based business model, the warranty costs should continue to decline. To the extent that they do decline, our warranty reserve will decrease. To the extent that our warranty costs exceed our expectations, we will increase our warranty reserve to compensate for the additional expense expected to be incurred. We review these estimates periodically and determine the appropriate reserve percentage. However, to date, warranty costs and sales returns have not been material. The customer may return a product only under very limited circumstances during the first thirty days from delivery for a replacement if the product is damaged or for a full refund if the product does not perform as intended. Historically, most or our sales returns were related to hardware-based products. As we continue to migrate away from the hardware-based products, these returns have declined. In addition, the cost related to the returns for repair and refurbishment have also declined, as our hardware costs and assembly costs have declined. Most of our returns have been related to inventory held at distributors, as they have stock rotation privileges. Since these returns are not related to sales, as they are maintained in deferred revenue until the distributors sell the product, these returns have not impacted our sales return allowance methodology.

        We recognize software revenue from the licensing of our software products in accordance with Statement of Position ("SOP") No. 97-2 "Software Revenue Recognition", SOP 98-9 "Modification of 97-2, Software Revenue Recognition, with respect to certain transactions" and Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" whereby revenue from the licensing of our products is not recognized until all four of the following have been met: i) execution of a written agreement; ii) delivery of the product has occurred; iii) the fee is fixed and determinable; and iv) collectibility is probable. Bundled hardware and software product sales are recognized at time of delivery, as our licenses are not sold on a subscription basis. In the case of product sales, which include maintenance and customer support, a Vendor Specific Objective Evidence analysis would be performed to appropriately determine the amount of revenue derived from each deliverable. All of our product offering and service offering market values are easily determined based on current and prior stand-alone sales. We defer and recognize maintenance and support revenue over the term of the contract period, which is generally one year.

        We generally recognize service revenue upon delivery of the contracted service. Service revenue, primarily including maintenance, training and installation are recognized upon delivery of the service and typically are unrelated to product sales. These services are not essential to the functionality of the delivered product. To date, training and installation revenue has not been material. These revenues are included in net customer support and maintenance revenues in the statement of operations.

        Our normal payment terms offered to customers, distributors and resellers are net 30 days domestically and net 45 days internationally. We do not offer payments terms that extend beyond one year and rarely do we extend payment terms beyond our normal terms. If certain customers do not meet our credit standards, we do require payment in advance to limit our credit exposure.

        Shipping and handling costs are billed to the customer and included in product revenue. Our costs of shipping and handling are included in product cost of revenue.

        We have signed distribution agreements with distributors in the United States, Europe and Asia. In general, these relationships are non-exclusive. Distributors typically maintain an inventory of our products. Under these agreements, we provide certain protection to the distributors for their inventory of our products for price reductions as well as products that are slow moving or have been discontinued by us. Historically, returns from our distributors and charges related to price reductions on inventory held by distributors have not been material. Recognition of sales to distributors and related gross profits are deferred until the distributors resell the merchandise. However, since we have legally sold the inventory to the distributor and we no longer have care, custody or control over the inventory, we recognize the trade accounts receivable and reduce inventory related to the sale at the time of shipment to the distributor. Revenue, offset by deferred cost of sales, is included in deferred revenue in the accompanying financial statements. Net deferred revenue related to distributors at December 31, 2003 and 2002 was approximately $0.1 million and $0.3 million, respectively. This balance is comprised of the net amounts related to the accounts receivable of $0.1 million and $1.0 million and inventory held by distributors of $0.1 million and $0.7 million for 2003 and 2002, respectively.

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

3. Business Combinations and Acquisition of Assets

        On September 25, 1998, we completed an acquisition of certain assets from Science Applications International Corporation ("SAIC"), a privately held company in San Diego, California. We acquired certain assets of the Computer Misuse and Detection System ("CMDS") Division of SAIC and certain other information security products under development. In exchange for the CMDS assets, the information security products under development and $1.5 million dollars in cash, we issued to SAIC 1.6 million shares of the Company's common stock and warrants to purchase an additional 1.5 million shares of its common stock. Two separate warrants each grant SAIC the right to purchase 750,000 shares of Intrusion Inc. common stock. The first warrant had an exercise price of $8.00 per share and a term of 18 months and was exercised on March 23, 2000. The second warrant had an exercise price of $10.50 per share and a term of 24 months and was exercised on September 22, 2000. Our acquisition has been accounted for as a purchase of software, in-process research and development and certain other assets. The transaction value of approximately $6.9 million less the $1.5 million cash received was allocated to the net assets acquired based on their estimated fair market value. Assets acquired included approximately $1.1 million of in-process research and development, $0.1 million of other intangible assets and approximately $4.2 million of purchased software to be amortized over seven years on a straight-line basis. In June 2001, we recorded a restructuring charge of $2.6 million to recognize the impairment of the remaining net book value of this intangible asset. See "Long-Lived Assets" in Note 2.

        On September 30, 1999, we entered into a technology licensing agreement with RSA Security Inc. under which we are the exclusive licensee of RSA's Kane Security Products in North America and Europe. The Kane Security Products include the Kane SecurityAnalyst, a security assessment tool, and the Kane Security Monitor, a host-based intrusion detection tool. We are responsible for marketing, sales, support, maintenance and development for Kane Security software. In June 2001, we recorded a restructuring charge of $0.4 million to recognize the impairment of the remaining net book value of this intangible asset. See "Goodwill and Other Intangible Assets" in Note 2.

        On June 30, 2000, we acquired MimeStar, Inc., a Virginia corporation. MimeStar developed an advanced, network based intrusion detection system called SecureNet Pro™. The acquisition, accounted for using the purchase method, was affected by the merger of a wholly owned subsidiary of the Company ("Merger Sub") with and into MimeStar, pursuant to an Agreement and Plan of Merger, by and among the Company, MimeStar, the Merger Sub and the sole stockholder of MimeStar (the "Merger"). Pursuant to the Merger, the stockholder of MimeStar received $4 million in cash and 95,969 shares of the Company's common stock (which was valued at approximately $1 million on the date of the Merger). Transaction costs for this acquisition totaled approximately $100,000. The acquisition costs of $5.1 million were capitalized as approximately $3.6 million of purchased software, approximately $0.5 million of goodwill and approximately $1.0 million of other intangibles. In December 2002, we recorded impairment charges totaling $3.0 million under SFAS 142 and SFAS 144 to recognize the impairment of the remaining net book values of these intangible assets. See "Goodwill and Other Intangible Assets" and "Long-Lived Assets" in Note 2.

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

        In 1995, we adopted our 1995 Stock Option Plan (the "1995 Plan"), which provides for the issuance of up to 1.6 million shares of common stock upon exercise of options granted pursuant to the 1995 Plan. On April 19, 2000, our stockholders approved an 850,000-share increase, and on April 26, 2001, our stockholders approved an additional 850,000-share increase to the 1995 Plan. Therefore, the overall number of shares available for issuance pursuant to the plan was increased to 3.3 million shares of common stock. The 1995 Plan provides for the issuance of both non-qualified and incentive stock options to our employees, officers, and employee-directors. At December 31, 2003, options to purchase a total of 1,278,945 shares of common stock are outstanding and options for 1,770,182 shares remain available for future grant.

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

        Information relating to the fair value of option grants made during 2003, 2002 and 2001 is as follows:

	2003	2002	2001
Options granted (with exercise price equal to fair value of common stock):
Number of options (in thousands)	600	898	1,578
Weighted average exercise price per share	$0.49	$1.34	$4.05
Weighted average fair value of stock options grants per Black-Sholes option valuation model	$0.41	$1.08	$3.02
Options granted (with exercise price greater than fair value of common stock):
Number of options (in thousands)	50	32	—
Weighted average exercise price per share	$0.69	$0.57	—
Weighted average fair value of stock options grants per Black-Sholes option valuation model	$0.49	$0.41	—

11. Loss per Share

	For the Year Ended December 31,
	2003	2002	2001
Numerator:
Net loss	$(9,600)	$(21,277)	$(45,780)

Numerator for basic and diluted loss per share	$(9,600)	$(21,277)	$(45,780)
Loss from continuing operations	$(9,600)	$(21,821)	$(39,615)

Numerator for basic and diluted loss per share, continuing operations	$(9,600)	$(21,821)	$(39,615)
Denominator:
Denominator for basic loss per share—weighted average common shares outstanding	20,649	20,640	20,565
Effect of dilutive securities:
Stock options and warrants	—	—	—

Denominator for diluted loss per share—adjusted weighted average common shares outstanding	20,649	20,640	20,565

Loss per share, continuing operations (basic and diluted)	$(0.46)	$(1.06)	$(1.93)

Loss per share (basic and diluted)	$(0.46)	$(1.03)	$(2.23)

        Total stock options and warrants outstanding in 2003, 2002 and 2001 that are not included in the diluted earnings per share computation due to the antidilutive effect are 1.5 million, 1.7 million and 2.0 million, respectively. Such options are excluded due to us incurring a net loss per share in those years.

12. Segments, Major Customers and Geographic Information

        The Company's continuing operations are concentrated in one area—security software and appliances. There were no sales to customers in 2003, 2002 or 2001 that exceeded 10% of total sales for that year. Our similar product and service offerings are not viewed as individual segments, as the Company's management analyzes the business as a whole and expenses are not allocated to each product offering.

        Export sales (based on our customers location), primarily to Europe, Asia, Latin America and Canada, were $2.0 million in 2003, $2.6 million in 2002 and $6.1 million in 2001. No significant long-lived assets are deployed outside of the United States. The Company's foreign operations act only as sales support offices in that region.

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

Supplemental Financial Data

Summarized Quarterly Data (Unaudited)

	2003
	Q1	Q2	Q3	Q4	Total
	(In thousands, except per share amounts)
Product revenue	$892	$768	$1,045	$1,495	$4,200
Customer support and maintenance revenue	584	715	511	468	2,278
Total revenue	1,476	1,483	1,556	1,963	6,478
Gross profit	472	392	660	966	2,490
Net loss	(2,782)	(2,934)	(2,413)	(1,471)	(9,600)
Net loss per share—Basic and diluted	(0.13)	(0.14)	(0.12)	(0.07)	(0.46)
	2002
	Q1	Q2	Q3	Q4(1)	Total
	(In thousands, except per share amounts)
Continuing Operations:
Product revenue	$1,946	$926	$1,342	$888	$5,102
Customer support and maintenance revenue	568	539	1,052	573	2,732
Total revenue	2,514	1,465	2,394	1,461	7,834
Gross profit	805	323	1,072	(513)	1,687
Net loss	(5,394)	(4,657)	(3,649)	(7,577)	(21,277)
Net loss per share—Basic and diluted	(0.26)	(0.23)	(0.18)	(0.37)	(1.03)
Discontinued Operations:
Income, net of tax	401	—	—	143	544
Net income per share—Basic and diluted	0.02	0.00	0.00	0.01	0.03

(1)
Net loss from Continuing Operations includes a fourth quarter 2002 charge of $3.0 million to recognize the impairment of the remainder of intangible assets related to MimeStar along with a $1.0 million charge related to obsolete inventory. See Note 2.

Intrusion Inc. and Subsidiaries
Item 15(a)(2)
Schedule II—Valuation and Qualifying Accounts
(In thousands)

	Balance at Beg. of Period	Charged to Costs and Expense	Additions (Deductions)		Balance at End of Period
Year ended December 31, 2001
Deducted from asset accounts:
Allowance for doubtful accounts and returns	$919	$—	$(122)	(1)	$797
Year ended December 31, 2002
Deducted from asset accounts:
Allowance for doubtful accounts and returns	$797	$137	$—		$934
Year ended December 31, 2003
Deducted from asset accounts:
Allowance for doubtful accounts and returns	$934	$31	$(391)	(1)	$574

(1)
Net of uncollectible accounts written off.

S-1

QuickLinks

INTRUSION INC. INDEX
PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Intrusion's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of Intrusion Inc.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
INTRUSION INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except par value amounts)
INTRUSION INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
INTRUSION INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands)
INTRUSION INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
INTRUSION INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intrusion Inc. and Subsidiaries Item 15(a)(2) Schedule II—Valuation and Qualifying Accounts (In thousands)