Form 10-Q/A
period 2004-03-31
INTRUSION INC
filed 2004-08-06
CIK 736012

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

        The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, on April 30, 2004 was 5,166,312.

INTRUSION INC.

INDEX

		PAGE
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003		3
Condensed Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003		4
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003		5
Notes to Condensed Consolidated Financial Statements		6-9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	27
Item 4.	Submission of Matters to a Vote of Security Holders	29
Item 6.	Exhibits and Reports on Form 8-K	30
Signature Page		31

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	March 31, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,787	$974
Short-term investments	505	1,705
Accounts receivable, less allowance for doubtful accounts $574 in 2004 and $574 in 2003	498	972
Inventories, net	1,481	1,286
Other assets	402	449

Total current assets	8,673	5,386
Property and equipment, net	234	297
Other assets	77	77

TOTAL ASSETS	$8,984	$5,760

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,875	$2,188
Deferred revenue	867	788

Total current liabilities	2,742	2,976
Stockholders' Equity:
Preferred stock, $.01 par value, authorized shares—5,000—1,000 shares issued and outstanding, net of discount, liquidation preference $5,000	3,534	—
Common stock, $.01 par value, authorized shares—80,000; issued shares—5,176 in 2004 and 5,173 in 2003; outstanding shares—5,166 in 2004 and 5,163 in 2003	52	52
Common stock held in treasury, at cost—10 shares	(362)	(362)
Additional paid-in capital	48,723	47,526
Accumulated deficit	(45,477)	(44,204)
Accumulated other comprehensive loss	(228)	(228)

Total stockholders' equity	6,242	2,784

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,984	$5,760

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
Net product revenue	$905	$892
Net customer support and maintenance revenue	362	584

Total revenue	1,267	1,476

Cost of product revenue	526	853
Cost of customer support and maintenance revenue	111	151

Total cost of revenue	637	1,004

Gross profit	630	472
Operating expenses:
Sales and marketing	960	1,863
Research and development	601	923
General and administrative	264	402
Severance costs	96	126

Operating loss	(1,291)	(2,842)
Interest income, net	18	61

Loss before income tax provision	(1,273)	(2,781)
Income tax provision	—	—

Net loss	$(1,273)	$(2,781)

Beneficial conversion feature on preferred stock	(938)	—

Net loss attributable to common stockholders	$(2,211)	$(2,781)

Net loss per share attributable to common stockholders (basic and diluted)	$(0.43)	$(0.54)

Weighted average common shares outstanding, basic and diluted	5,163	5,162

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

        Our principal executive offices are located at 1101 East Arapaho Road, Richardson, Texas 75081, and our telephone number is (972) 234-6400. Our website URL is www.intrusion.com. Information contained in or linked to our website are not a part of this report. References to "we," "us" and "our" in this report refer to Intrusion Inc. and its subsidiaries.

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

2. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The December 31, 2003 balance sheet was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States. However, we believe that the disclosures are adequate to make the information presented not misleading. In our opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The results of operations for the three months ending March 31, 2004 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

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

	March 31, 2004	March 31, 2003
Net loss attributable to common stockholders	$(2,211)	$(2,781)
Add (deduct): Total stock-based compensation determined under fair value-based method for all awards	(72)	332

Pro forma net loss attributable to common stockholders	$(2,283)	$(2,449)

Net loss per share attributable to common stockholders:
As reported (basic and diluted)	$(0.43)	$(0.54)
Pro forma (basic and diluted)	$(0.44)	$(0.47)
Weighted-average shares used in computation:
Basic and Diluted	5,163	5,162

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

5. Net Loss Per Share

        We report two separate earnings per share ("EPS") numbers, basic EPS and diluted EPS. Basic net loss per share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and common stock equivalents outstanding for the period. Our common stock equivalents include all common stock issuable upon conversion of convertible preferred stock and the exercise of outstanding options and warrants. The aggregate number of common stock equivalents excluded from the loss per share calculation for the three-month periods ended March 31, 2004 and 2003 are 2,609,715 and 404,652, respectively. Our common stock equivalents are not included in the diluted loss per share for the three-month periods ended March 31, 2004 and 2003, as they are antidilutive.

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

7. Preferred Stock Private Placement

        On March 25, 2004, we completed a $5.0 million private placement of 5% Convertible Preferred Stock and warrants. In the private placement, we sold 1,000,000 shares of preferred stock at a price of $5.00 per share for gross proceeds of $5.0 million, less $275,000 of issuance costs. The preferred shares may be immediately converted into 1,590,331 shares of common stock at an initial conversion price of $3.144 per share.

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

        Included in this transaction were warrants to purchase 556,619 shares of common stock at an exercise price of $3.144 per share. In connection with the closing of this private placement, we issued warrants to purchase 64,408 shares of our common stock at an exercise price of $3.144 per share to our financial advisor for assistance with the private placement. These 621,027 shares from warrants were valued at $1.2 million using the Black-Scholes model and have been treated as a discount to the Preferred Stock and were recorded as an increase in additional paid in capital. The issuance of the warrants resulted in a beneficial conversion feature to the Preferred Stock valued at $0.9 million. In accordance with EITF 98-5, the beneficial conversion feature was fully amortized in the first quarter of 2004, as the preferred stock does not have a stated maturity and is immediately convertible into common stock. This beneficial conversion feature is added to the net loss to arrive at the net loss attributed to common stockholders.

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

Revenue Recognition

        We generally recognize product revenue upon shipment of product. We accrue for estimated warranty costs and sales returns at the time of shipment based on our experience. Revenue from maintenance contracts is deferred and recognized over the contractual period the services are performed, generally one year. There is a risk that technical issues on new products could result in unexpected warranty costs and returns. However, as we migrate to more of a software-based business model, the warranty costs should continue to decline. To the extent that they do decline, our warranty reserve from current sales will decrease. To the extent that our warranty costs exceed our expectations, we will increase our warranty reserve to compensate for the additional expense expected to be incurred. We review these estimate periodically and determine the appropriate reserve percentage. However, to date, warranty costs and sales returns have not been material. Historically, our estimates for these items have not differed materially from actual results. We believe that our revenue recognition policy does not include significant or subjective estimates.

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

Allowance for Doubtful Accounts and Returns

        Trade accounts receivable are stated at the amount we expect to collect. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management's assessment, we provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Historically, our estimates for sales returns and doubtful accounts have not materially differed from actual results.

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

	Three Months Ended
	March 31, 2004	March 31, 2003
Net product revenue	71.4%	60.4%
Net customer support and maintenance revenue	28.6	39.6

Total revenue	100.0	100.0

Cost of product revenue	41.5	57.8
Cost of customer support and maintenance revenue	8.8	10.2

Total cost of revenue	50.3	68.0

Gross profit	49.7	32.0
Operating expenses:
Sales and marketing	75.8	126.2
Research and development	47.4	62.5
General and administrative	20.8	27.2
Severance costs	7.6	8.5

Operating loss	(101.9)	(192.4)
Interest income, net	1.4	4.1

Loss before income tax provision	(100.5)	(188.3)
Income tax provision	—	—

Net loss	(100.5)%	(188.3)%
Beneficial conversion feature on preferred stock	(74.0)	—

Net loss attributable to common stockholders	(174.5)%	(188.3)%

	Three Months Ended
	March 31, 2004	March 31, 2003
Domestic revenues	67.5%	48.4%
Export revenues to:
Europe	24.8	37.3
Canada	2.6	(0.7)
Asia	5.1	15.0

Net revenues	100.0%	100.0%

        Net Revenues.    Net revenues for the quarter ended March 31, 2003 decreased 14.2% to $1.3 million compared to $1.5 million for the same period of 2003 as revenues from our first generation security products decreased. Product revenue remained constant at $0.9 million when compared to the same period in 2003. Customer support and maintenance revenue decreased 38.0% from $0.6 million in 2003 to $0.4 million in 2004 due to the expiration of maintenance contracts on some of our legacy products. Total revenues (including maintenance and support) from our SecureNet product line increased slightly over the same period in 2003 from $1.1 million to $1.2 million in 2004. Our first generation product sales, including PDS and SecureCom decreased from the same period in 2003 from $0.4 million to $0.1 million in 2004. In addition, continued sluggish economic conditions and delayed customer orders contributed to the decline in revenues.

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

        Gross Profit.    Gross profit was $0.6 million or 49.7% of net revenues for the quarter ended March 31, 2004, compared to $0.5 million or 32.0% of net revenues for the quarter ended March 31, 2003. Gross profit margins as a percentage of net revenues increased from the same period in the prior year due to a continued shift in product mix, which resulted in an increase as a percentage of revenues of our more profitable SecureNet product line. Gross profit on product revenues increased from 4.4% in 2003 to 42.0% in 2004 due to the transition to our more profitable software-based products. Gross profit on customer support and maintenance revenue decreased from 74.1% in 2003 to 69.2% in 2004, as more repair costs were incurred during the quarter.

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

        Cash used in operations for the three months ended March 31, 2004 was $1.1 million, primarily due to an operating loss of $1.3 million, an increase in inventories of $0.2 million and a decrease in accounts payable and accrued expenses of $0.3 million, which is offset by depreciation expense of $0.1 million and a decrease in accounts receivable of $0.5 million and an increase in deferred revenue of $0.1 million and a decrease in other assets of $0.0 million, compared to cash used in operations of $2.4 million for the three months ended March 31, 2003, primarily due to an operating loss from continuing operations of $2.8 million, which is offset by depreciation expense and a decrease in accounts receivable. Future fluctuations in inventory balances, accounts receivable and accounts payable will be dependent upon several factors, including, but not limited to, quarterly sales, our strategy in building inventory in advance of receiving orders from customers, and the accuracy of our forecasts of product demand and component requirements.

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

We had a net loss of $1.3 million and an accumulated deficit of $45.5 million as of the quarter ending March 31, 2004. As a result, we must generate substantially greater revenues from sales in order to achieve profitability.

        We have incurred significant operating losses and are uncertain about our future operating results. For the quarter ended March 31, 2004, we incurred a net loss of $1.3 million and had an accumulated deficit of approximately $45.5 million at March 31, 2004. In addition, our revenues have declined from $16.7 million in 2001, to $7.8 million in 2002, and $6.5 million in 2003. We need to generate and sustain substantially greater revenues from the sales of our products if we are to achieve profitability. If we are unable to achieve these greater revenues, our losses will continue indefinitely, and we may never achieve or sustain profitability or generate positive cash flow.

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

        During the first quarter of 2004, we continued a restructuring plan and cost reduction efforts, which resulted in $0.1 million in severance costs. Since we began restructuring in 2002, we have incurred approximately $0.8 million in restructuring charges, severance, and related expenses. The objective of our restructuring plan was to reduce our cost structure to a sustainable level that is consistent with our current cash resources and the general economic climate. We have also implemented other strategic initiatives to strengthen our operations, such as reductions in our work force and facilities and aligning our organization around our business objectives. Any further work force reductions could result in temporary reduced productivity of our remaining employees. Additionally, our customers and prospects may delay or forgo purchasing our products due to a perceived uncertainty caused by our restructuring and other changes. Failure to achieve the desired results of our initiatives could seriously harm our business, results of operations and financial condition.

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

Sales to government agencies accounted for 34.5% of our revenues the quarter ended March 31, 2004 and 17% of our revenues for the year ended December 31, 2003. Sales to government customers involve unique risks, which could adversely impact our revenues.

        We derived 34.5% of our revenues from sales to various U.S. government entities for the quarter ended March 31, 2004, and 17.0% of our revenues from these sales for the year ended December 31, 2003. We expect to continue to derive a substantial portion of our revenues from U.S. government customers in the future. Sales to the government present risks in addition to those involved in sales to commercial customers, including potential disruption due to appropriation and spending patterns and he government's right to cancel contracts and purchase orders for its convenience. General political and economic conditions, which we cannot accurately predict, directly and indirectly may affect the quantity and allocation of expenditures by federal departments. In addition, obtaining government contracts may involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements. Each government entity also maintains its own rules and regulations with which we must comply and which can vary significantly among departments. As a result, cutbacks or re-allocations in the federal budget or losses of government sales due to other factors could have a material adverse effect on our revenues and operating results.

We derived 32.5% of our revenues from international sales in the quarter ended March 31, 2004, and 31.4% of our revenues from these sales for the year ended December 31, 2003. Our ability to sell our products internationally are subject to certain risks which could harm our business.

        Sales to foreign customers accounted for approximately 31.4% of our revenues for the year ended December 31, 2003, and 32.5% of our revenues for the quarter ended March 31, 2004. We expect sales to foreign customers to continue to represent a significant portion of our revenues in the future. Our international operations are subject to many inherent risks that may adversely affect our business, financial condition and operating results, including:

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

Sales through indirect channels accounted for 38% of our revenues for the quarter ended March 31, 2004 and 57% of our revenue for the year ended December 31, 2003. Our revenues will suffer if we do not expand our sales through, or receive the anticipated benefits from our sales through, indirect sales channels.

        We derived 38% of our revenues for the quarter ended March 31, 2004, and 57% of our revenue for the year ended December 31, 2003 from sales through indirect sales channels, such as distributors, value added resellers, system integrators, original equipment manufacturers and managed service providers. We believe we must expand our sales through these indirect channels in order to increase our revenues. Although we are actively pursuing a strategy to increase the percentage of our revenues generated through these indirect sales channels, we cannot assure you that our products will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues as expected. Further, many of our competitors are also trying to sell their products through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our products.

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

        Upon the effectiveness of the registration statement related to this prospectus, the holders of preferred stock and warrants we issued in the private placement will be able to freely convert their shares of preferred stock and exercise their warrants and sell their underlying shares of common stock. For the four weeks ended on May 28, 2004, the average daily trading volume of our common stock on The Nasdaq SmallCap Market was 15,725 shares. Consequently, if holders of preferred stock or warrants elect to convert their shares or exercise their warrants and sell a material amount of their underlying shares of common stock on the open market, the increase in selling activity could cause a decline in the market price of our common stock. Furthermore, these sales, or the potential for these sales, could encourage short sales, causing additional downward pressure on the market price of our common stock.

The percentage of our revenues attributable to sales of PDS products integrated with software of Check Point Software Technologies decreased from 29.1% in 2002 to 16.7% in 2003 and from 25.7% for the first quarter of 2003 to 4.6% for the first quarter of 2004. Because sales of our newer products may not offset the reduced sales of our PDS products, a change in our relationship with Check Point could have a negative effect on our operating results.

        Our PDS family of security appliances, which are integrated with Check Point Software Technologies' market-leading VPN-1®/FireWall-1® software, represented 4.6% of our revenues for the quarter ended March 31, 2004, and 16.7% of our revenues for the year ended December 31, 2003. These percentages are down from 25.7% of our revenues for the quarter ended March 31, 2003, and 29.1% of our revenues for the year ended December 31, 2002. We expect the percentage of our sales attributable to our PDS products to decline in the future; however, our reliance on newer product sales may not replace the anticipated decline in revenue from sales of our PDS products. Although we are a certified appliance partner of Check Point and our PDS products have received Check Point certification, we have no long-term agreement or exclusive relationship with Check Point. As a result, the loss or significant change in our relationship with Check Point, the failure of our PDS products to maintain or receive Check Point certification, the business failure of Check Point or its acquisition by or of one of our competitors and the loss of market share of Check Point or market acceptance of its products could each have a material adverse effect on our business, financial condition and results of operations.

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

        On January 1, 2003, the Company elected to change the functional currency of its foreign operations to the United States dollar. This change in functional currency is supported by the fact that all foreign operations are funded monthly in United States dollars and the majority of a revenue contracts are denominated in United States dollars. Under United States dollar functional currency, the financial statements of foreign locations are remeasured from the recording currency to the United States dollar. The resulting remeasurement adjustment is recorded as foreign exchange gain or loss in the statement of operations. There is no translation adjustment to the separate component of stockholders' equity or adjustment to comprehensive income. The effect of the change in functional currency had no material impact on results of operations. The accumulation of prior years' translation adjustments remains on the balance sheet as a separate component of stockholders' equity until part, or all, of the respective entities are disposed.

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

        Interest income on our investments is carried in "Interest income, net". We account for our investment instruments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". All of the cash equivalents and short-term investments are treated as available-for-sale under SFAS 115.

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

PART II—OTHER INFORMATION

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At a special meeting held on March 18, 2004, our stockholders voted on a proposal to amend our certificate of incorporation to effect a four-for-one (4:1) reverse stock split of our common stock as follows:

FOR	AGAINST	ABSTAIN
19,102,921	470,164	30,481

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  The following Exhibits are filed with this report form 10-Q:

2.1(1)	Certificate of Ownership and Merger merging Intrusion.com, Inc. into Intrusion Inc.
3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(3)	Certificate of Amendment to Certificate of Incorporation of Registrant
3.3(4)	Certificate of Designation for the Registrant's 5% Convertible Preferred Stock
4.1(5)	Specimen Common Stock Certificate
4.2(4)	Specimen 5% Convertible Preferred Stock Certificate
4.3(4)	Form of Warrant to Purchase Shares of Common Stock
4.4(4)	Warrant to Purchase Common Stock dated March 25, 2004, issued by the Registrant to Black Point Partners
4.5(4)	Registration Rights Agreement dated as of March 25, 2004, by and among the Registrant and the entities listed on Schedule A thereto
4.6(4)	Form of Lock-Up Agreement
10.1(5)	Lease Agreement between CalWest Industrial Holdings Texas, L.P. and Intrusion Inc.
10.2(4)	Securities Purchase Agreement dated as of March 25, 2004, by and among the Registrant and the purchasers listed on Exhibit A thereto.
31.1(6)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2(6)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1(6)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(6)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

QuickLinks

INTRUSION INC. INDEX
PART I—FINANCIAL INFORMATION
INTRUSION INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except par value amounts)
INTRUSION INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)
INTRUSION INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
INTRUSION INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  Item 1. LEGAL PROCEEDINGS
  Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  Item 6. EXHIBITS AND REPORTS ON FORM 8-K
S I G N A T U R E S