Form 10-Q
period 2004-06-30
INTRUSION INC
filed 2004-08-13
CIK 736012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on August 13, 2004 was 5,166,312.

INTRUSION INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,636	$974
Short-term investments	3,100	1,705
Accounts receivable, less allowance for doubtful accounts of $574 in 2004 and $574 in 2003	588	972
Inventories, net	1,382	1,286
Other assets	253	449
Total current assets	6,959	5,386
Property and equipment, net	234	297
Other assets	77	77
TOTAL ASSETS	$7,270	$5,760

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$1,692	$2,188
Deferred revenue	919	788
Total current liabilities	2,611	2,976
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized shares – 5,000; 1,000 shares issued and outstanding, liquidation preference $5,000	3,534	—
Common stock, $.01 par value, authorized shares - 80,000; issued shares – 5,176 in 2004 and 5,173 in 2003; outstanding shares – 5,166 in 2004and 5,163 in 2003	52	52
Common stock held in treasury, at cost – 10 shares	(362)	(362)
Additional paid-in capital	48,661	47,526
Accumulated deficit	(46,998)	(44,204)
Accumulated other comprehensive loss	(228)	(228)
Total stockholders’ equity	4,659	2,784
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,270	$5,760

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net product revenue	$644	$768	$1,215	$1,659
Net customer support and maintenance revenue	459	715	1,155	1,300
Total revenue	1,103	1,483	2,370	2,959
Cost of product revenue	453	712	728	1,565
Cost of customer support and maintenance revenue	124	379	485	530
Total cost of revenue	577	1,091	1,213	2,095

Gross profit	526	392	1,157	864

Operating expenses:
Sales and marketing	1,013	1,923	1,973	3,786
Research and development	732	901	1,334	1,824
General and administrative	315	446	579	848
Severance costs	34	118	130	244

Operating loss	(1,568)	(2,996)	(2,859)	(5,838)

Other income	40	10	40	10
Interest income, net	7	53	26	114

Loss before income tax provision	(1,521)	(2,933)	(2,793)	(5,714)

Income tax provision	—	—	—	—

Net loss	$(1,521)	$(2,933)	$(2,793)	$(5,714)

Preferred stock dividends accrued	(62)	—	(62)	—
Beneficial conversion feature on preferred stock	—	—	(938)	—
Net loss attributable to common stockholders	$(1,583)	$(2,933)	$(3,793)	$(5,714)

Net loss per share attributable to common stockholders (basic and diluted)	$(0.31)	$(0.57)	$(0.73)	$(1.11)

Weighted average common shares outstanding, basic and diluted	5,166	5,162	5,165	5,162

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2004	June 30, 2003
Operating Activities:
Net loss	$(2,793)	$(5,714)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	144	850
Provision for doubtful accounts	—	(290)
Changes in operating assets and liabilities:
Accounts receivable	384	1,692
Inventories	(96)	(145)
Other assets	196	423
Accounts payable and accrued expenses	(558)	(872)
Deferred revenue	131	(502)
Net cash used in operating activities	(2,592)	(4,558)
Investing Activities:
Purchases of short-term investments	(3,100)	(2,150)
Maturities of short-term investments	1,705	4,925
Net purchases of property and equipment	(82)	(85)
Net cash provided by investing activities	(1,477)	2,690
Financing Activities:
Proceeds from the exercise of employee stock options	6	—
Proceeds from the issuance of preferred stock and warrants, net	4,725	—
Net cash provided by financing activities	4,731	—

Net increase (decrease) in cash and cash equivalents	662	(1,868)
Cash and cash equivalents at beginning of period	974	2,898
Cash and cash equivalents at end of period	$1,636	$1,030

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:

Fair value of warrants issued in connection with sale of preferred stock	$1,191	$—
Amortization of preferred stock beneficial conversion feature	$938	$—
Preferred stock dividend accrued	$62	$—

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

We market and distribute our products through a direct sales force to end-users and distributors and by numerous domestic and international system integrators, managed service providers and value-added resellers.  Our end-user customers include high technology, manufacturing, telecommunications, retail, transportation, health care, insurance, entertainment, utilities and energy companies, government entities, financial institutions, and academic institutions.

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

As of June 30, 2004, we had cash, cash equivalents and short-term investments in the amount of approximately $4.7 million, up from approximately $2.7 million as of December 31, 2003.  Although we believe we have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months, based on our internal estimates and our operating plan, the sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control.  Moreover, despite actions to reduce our costs and improve our profitability, we expect our operating losses and net operating cash outflows to continue through 2004.  As a result, we may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability without obtaining additional financing.  We do not currently have any arrangements for financing and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding.  If our business does not generate sufficient cash flow from operations and sufficient future financings are not available, we may not be able to operate or grow our business, pay our expenses when due or fund our other liquidity needs.

2.               Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The December 31, 2003 balance sheet was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States.  However, we believe that the disclosures are adequate to make the information presented not misleading.  In our opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  The results of operations for the three months ending June 30, 2004 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period.  The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

3.               Inventories (In thousands)

	June 30, 2004	December 31, 2003

Inventories consist of:

Finished goods	$1,008	$851
Work in progress	146	261
Demonstration systems	228	174
Net inventory	$1,382	$1,286

4.               Accounting for Stock-Based Compensation

We account for employee stock-based compensation under APB 25.  The following table summarizes relevant information as to the reported results under our intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provision of SFAS 123 as amended by SFAS 148 had been applied for the quarters ended June 30, 2004 and June 30, 2003 (in thousands, except per share data).  All stock information in this report reflects a four-for-one (4:1) reverse stock split completed on March 29, 2004:

	Quarter Ended June 30, 2004	Quarter Ended June 30, 2003	Six Months June 30, 2004	Six Months June 30, 2003

Net loss attributable to common stockholders	$(1,583)	$(2,933)	$(3,793)	$(5,714)
Add (Deduct): Total stock-based compensation determined under fair value-based method for all awards	(46)	4	(119)	336
Pro forma net loss attributable to common stockholders	$(1,629)	$(2,929)	$(3,912)	$(5,378)
Net loss per share attributable to common stockholders:
as reported (basic and diluted)	$(0.31)	$(0.57)	$(0.73)	$(1.11)
pro forma (basic and diluted)	$(0.32)	$(0.57)	$(0.76)	$(1.04)
Weighted-average shares used in computation:
Basic and diluted	5,166	5,162	5,165	5,162

As required, the pro forma disclosures above include options granted since January 1, 1995.  Consequently, the effects of applying SFAS 123 and SFAS 148 for providing pro forma disclosures may not be representative of the effects on reported operating results for future years until all options outstanding are included in the pro forma disclosures.  For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options are amortized to expense primarily over the vesting period.

5.               Net Loss Per Share

We report two separate earnings per share (“EPS”) numbers, basic EPS and diluted EPS.  Basic net loss per share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period.  Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and common stock equivalents outstanding for the period.  Our common stock equivalents include all common stock issuable upon conversion of convertible preferred stock and the exercise of outstanding options and warrants.  The aggregate number of common stock equivalents excluded from the loss per share calculation for the three and six-month periods ended June 30, 2004 and 2003 are 2,594,849 and 377,095, respectively.  Our common stock equivalents are not included in the diluted loss per share for the three and six-month periods ended June 30, 2004 and 2003, as they are antidilutive.

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

Item 2.                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements concerning: the difficulties in forecasting future sales caused by current economic and market conditions, the effect of military actions on government and corporate spending on information security products, spending patterns of, and appropriations to, U.S. government departments, the impact of our cost reduction programs and our refocused product line, the difficulties and uncertainties in successfully developing and introducing new products, our ability to continue to meet operating expenses through current cash flow or additional financings, the highly competitive market for our products, difficulties in accurately estimating market growth, the consolidation of the information security industry, the impact of changing economic conditions, business conditions in the information security industry, our ability to manage acquisitions effectively, our ability to manage discontinued operations effectively, the impact of market peers and their products as well as risks concerning future technology and others identified in our Annual Report on Form 10-K, as amended, and other Securities and Exchange Commission filings.  Such forward-looking statements are generally accompanied by words such as “plan,” “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate,” “may” or other words that convey uncertainty of future events or outcomes.  These forward-looking statements and other statements made elsewhere in this report are made in reliance on the Private Securities Litigation Reform Act of 1995.  The section below entitled “Factors That May Affect Future Results of Operations” sets forth and incorporates by reference certain factors that could cause actual future results of the company to differ materially from these statements.

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

Revenue Recognition

We generally recognize product revenue upon shipment of product. We accrue for estimated warranty costs and sales returns at the time of shipment based on our experience. Revenue from maintenance contracts is deferred and recognized over the contractual period the services are performed, generally one year.  There is a risk that technical issues on new products could result in unexpected warranty costs and returns.  However, as we migrate to more of a software-based business model, our warranty costs should continue to decline.  To the extent that they do decline, our warranty reserve from current sales will decrease.  If our warranty costs exceed our expectations, we will increase our warranty reserve to compensate for the additional expense expected to be incurred.  We review these estimates periodically and determine the appropriate reserve percentage.  However, to date, warranty costs and sales returns have not been material.  Historically, our estimates for these items have not differed materially from actual results.  We believe that our revenue recognition policy does not include significant or subjective estimates.

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

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net product revenue	58.4%	51.8%	51.3%	56.1%
Net customer support and maintenance revenue	41.6	48.2	48.7	43.9
Total revenue	100.0	100.0	100.0	100.0
Cost of product revenue	41.1	48.0	30.7	52.9
Cost of customer support and maintenance revenue	11.2	25.6	20.5	17.9
Total cost of revenue	52.3	73.6	51.2	70.8
Gross profit	47.7	26.4	48.8	29.2
Operating expenses:
Sales and marketing	91.8	129.7	83.2	127.9
Research and development	66.4	60.8	56.3	61.6
General and administrative	28.6	30.1	24.4	28.7
Severance costs	3.1	8.0	5.5	8.2
Operating loss	(142.2)	(202.2)	(120.6)	(197.2)

Other income	3.6	0.7	1.7	0.3
Interest income, net	0.6	3.6	1.1	3.9
Loss before income tax provision	(137.9)	(197.9)	(117.8)	(193.0)

Income tax provision	—	—	—	—

Net loss	(137.9)%	(197.9)%	(117.8)%	(193.0)%
Preferred stock dividends accrued	(5.6)	—	(2.6)	—
Beneficial conversion feature on preferred stock	—	—	(39.6)	—

Net loss attributable to common stockholders	(143.5)%	(197.9)%	(160.0)%	(193.0)%

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Domestic revenues	84.6%	66.6%	73.7%	57.6%
Export revenues to:
Europe	5.7	24.6	16.6	30.9
Canada	7.5	1.9	5.5	0.6
Asia	1.9	6.6	3.9	10.8
Latin America	0.3	0.3	0.3	0.1

Net revenues	100.0%	100.0%	100.0%	100.0%

Net Revenues.  Net revenues for the quarter and six months ended June 30, 2004 were $1.1 million and $2.4 million, respectively, compared to $1.5 million and $3.0 million for the same periods in 2003.  Product revenues decreased $0.1 million and $0.4 million for the quarter and six months ended June 30, 2004 compared to the same periods in 2003.  Customer support and maintenance revenue decreased $0.3 million and $0.1 million for the quarter and six months ended June 30, 2004 compared to the same periods in 2003.  Total revenues (including maintenance and support) for the quarter and six months ended June 30, 2004 from our SecureNet product line increased to $1.0 million and $2.1 million from $0.9 million and $1.9 million for the same periods in 2003, but were not sufficient to counteract a continued decline in sales of our hardware-based products in connection with our shift in business focus.  Our first generation product sales, including PDS and SecureCom decreased for the quarter and six months ended June 30, 2004 to $0.1 million and $0.2 million from $0.7 million and $1.3 million from the same periods in 2003.  In addition, continued sluggish economic conditions and delayed customer orders contributed to the decline in revenues.

Export Revenues.  Export revenues for the quarter and six months ended June 30, 2004 decreased to $0.2 million and $0.6 million from $0.5 million and $1.3 million compared to the same periods in 2003 as revenues from our PDS security appliance family decreased and we focused more of our resources domestically.

Concentration of Revenues.  Revenues from sales to various U.S. government entities totaled $0.4 million, or 37.6% of revenues, for the quarter ended June 30, 2004 compared to $0.2 million, or 13.6% of revenues, for the same period in 2003.  Revenues from sales to Computer Science Corporation totaled $0.1 million or 10.3% of revenue for the quarter ended June 30, 2004 compared to $44 thousand or 3.0% of revenue for the same period in 2003.  We expect our concentration of revenues to vary among customers in future quarters depending upon the timing of certain sales.

Gross Profit.  Gross profit was $0.5 million or 47.7% of net revenues for the quarter ended June 30, 2004, compared to $0.4 million or 26.4% of net revenues for the quarter ended June 30, 2003. Gross profit was $1.2 million or 48.8% of net revenues for the six months ended June 30, 2004, compared to $0.9 million or 29.2% of net revenues for the six months ended June 30, 2003. Gross profit margins as a percentage of net revenues increased from the same period in the prior year due to a continued shift in product mix, which resulted in an increase as a percentage of revenues of our more profitable SecureNet product line.  Gross profit on product revenues for the quarter ended June 30, increased from 7.3% in 2003 to 29.7% in 2004 due to the transition to our more profitable software-based products.  Gross profit on customer support and maintenance revenues for the quarter ended June 30, increased from 47.0% in 2003 to 73.0% in 2004, as less repair costs were incurred during the quarter in conjunction with our transition to software-based products.

Gross profit as a percentage of net revenues is impacted by several factors, including shifts in product mix, changes in channels of distribution, revenue volume, fluctuations in third-party assembly costs, pricing strategies, and fluctuations in revenues of integrated third-party products.

Sales and Marketing.  Sales and marketing expenses decreased to $1.0 million for the quarter ended June 30, 2004, compared to $1.9 million for the quarter ended June 30, 2003. Sales and marketing expenses decreased to $2.0 million for the six months ended June 30, 2004, compared to $3.8 million for the six months ended June 30, 2003. This cost reduction was primarily due to the reorganization of our sales and marketing departments, including a reduction in headcount, and other cost reduction initiatives.  We expect to continue to realize the impact of our cost reduction initiatives throughout 2004.  Sales and marketing expenses may vary as a percentage of net sales in the future.  However, we believe that these costs will remain relatively constant through the end of the year.

Research and Development.  Research and development expenses decreased to $0.7 million for the quarter ended June 30, 2004, compared to $0.9 million for the quarter ended June 30, 2003. Research and development expenses decreased to $1.3 million for the six months ended June 30, 2004, compared to $1.8 million for the six months ended June 30, 2003. Research and development costs are expensed in the period incurred.  Research and development expenses decreased in the quarter and six months ended June 30, 2004, compared to the same periods in 2003 as we focused more of our development efforts on our core SecureNet software-based security products and our regulated information compliance products, while reducing efforts on our PDS, SecureCom and other hardware-based security products. Research and development expenses may vary as a percentage of net sales in the future.

General and Administrative.  General and administrative expenses decreased to $0.3 million for the quarter ended June 30, 2004, compared to $0.4 million for the quarter ended June 30, 2003.  General and administrative expenses decreased to $0.6 million for the six months ended June 30, 2004, compared to $0.8 million for the six months ended June 30, 2003.  This decrease was primarily due to the restructuring done in 2003, including a reduction in headcount, and other cost reduction initiatives.  It is expected that general and administrative expenses will remain relatively constant throughout the remainder of the year, as no further headcount reductions are anticipated.  General and administrative expense may vary as a percentage of net sales in the future.

Severance Costs.  Severance costs decreased to $34 and $130 thousand for the three and six-month periods ended June 30, 2004, compared to $118 and $244 thousand for the quarter and six months ended June 30, 2003.  Severance costs during the three- and six-month periods ended June 30, 2004 consisted primarily of severance payments made during the periods as a result of reductions in force.  All severance obligations were paid prior to June 30, 2004, and we were not receiving further benefit from these individuals after June 30, 2004.  Severance costs for the three and six-month periods ended June 30, 2003 consisted of reductions in force made during those periods.

Interest.  Net interest income decreased to $7 thousand for the quarter ended June 30, 2004 compared to $53 thousand for the same period in 2003.  Net interest income decreased to $26 thousand for the six months ended June 30, 2004 compared to $114 thousand for the same period in 2003.  The decrease in interest income was primarily due to the decrease in overall cash balances over the prior year.  Net interest income may vary in the future based on our cash flow and rate of return on investments.

Liquidity and Capital Resources

Our principal source of liquidity at June 30, 2004 is approximately $1.6 million of cash and cash equivalents and $3.1 million of short-term investments.  As of June 30, 2004 working capital was $4.3 million compared to $5.8 million as of June 30, 2003.

Cash used in operations for the six months ended June 30, 2004 was $2.6 million, primarily due to an operating loss of $2.8 million, an increase in inventories of $0.1 million and a decrease in accounts payable and accrued expenses of $0.6 million.  This cash usage was partially offset by depreciation expense of $0.1 million, a decrease in accounts receivable of $0.4 million, an increase in deferred revenue of $0.1 million and a decrease in other assets of $0.2 million.  Cash used in operations of $4.6 million for the six months ended June 30, 2003, was primarily due to an operating loss from continuing operations of $5.7 million.  This cash usage was offset by depreciation expense of $0.9 million, recovery of accounts previously written off of $0.3 million and decreases in accounts receivable of $1.7 million and other assets of $0.4 million, offset by an increase in inventories of $0.1 million, a decrease in accounts payable and accrued liabilities of $0.9 million and a decrease in deferred revenue of $0.5 million.  Future fluctuations in inventory balances, accounts receivable and accounts payable will be dependent upon several factors, including, but not limited to, quarterly sales, our strategy in building inventory in advance of receiving orders from customers, and the accuracy of our forecasts of product demand and component requirements.

Cash used in investing activities in the six months ended June 30, 2004 was $1.5 million, which consisted primarily of the net purchase of short-term investments of $1.4 million, compared to cash provided by investing activities of $2.7 million for the six months ended June 30, 2003, which consisted primarily of the maturity of short-term investments.

Cash provided by financing activities in the six months ended June 30, 2004 was $4.7 million, consisting of net financing proceeds from a private placement of $4.7 million and the exercise of employee stock options of $6 thousand.

At June 30, 2004, the Company did not have any material commitments for capital expenditures.

During the six months ended June 30, 2004, the Company funded its operations through the use of cash and cash equivalents.

Based on our financial projections, we expect that our cash on hand, along with our short-term investments, and cash from our operations will be sufficient to fund our operations for the next 12 months.  However, our projections are dependent upon our ability to meet our revenue and gross profit targets.  We funded our operations and met our cash requirements during the quarter by selling a portion of our short-term investments.  Although we believe we have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months, based on our internal estimates and our operating plan, the sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control.  Moreover, despite actions to reduce our costs and improve our profitability, we expect our operating losses and net operating cash outflows to continue through 2004.  As a result, we may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability without obtaining additional financing.  We do not currently have any arrangements for financing, and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding.  If our business does not generate sufficient cash flow from operations and sufficient future financings are not available, we may not be able to operate or grow our business, pay our expenses when due or fund our other liquidity needs.

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

Our revenues have declined from $16.7 million in 2001 to $6.5 million in 2003 and to $2.4 million for the six months ended June 30, 2004 from $3.0 in the same period in 2003 in connection with a shift to sales of our newer product lines. If our network intrusion detection and regulated information compliance system products do not achieve market acceptance, our revenues will suffer.

Over the past three years, we have transitioned our sales strategy from our lower margin SecureCom and PDS security appliance products to the development and sales of our higher margin SecureNet network intrusion detection products.  During this transition, sales of our new products were not enough to counteract the loss in sales associated with our older products.  As a result, our net revenues have declined from approximately $16.7 million in 2001, to approximately $7.8 million in 2002 and approximately $6.5 million in 2003.  In addition, our revenues for the first half of 2004 are $2.4 million as compared to $3.0 million for the same period in 2003.

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

We had a net loss of $2.8 million and an accumulated deficit of $47.0 million as of the six months ending June 30, 2004.  As a result, we must generate substantially greater revenues from sales in order to achieve profitability.

We have incurred significant operating losses and are uncertain about our future operating results.  For the six months ended June 30, 2004, we incurred a net loss of $2.8 million and had an accumulated deficit of approximately $47.0 million at June 30, 2004.  In addition, our revenues have declined from $16.7 million in 2001, to $7.8 million in 2002, and $6.5 million in 2003.  We need to generate and sustain substantially greater revenues from the sales of our products if we are to achieve profitability.  If we are unable to achieve these greater revenues, our losses will continue indefinitely, and we may never achieve or sustain profitability or generate positive cash flow.

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

Our cash, cash equivalents, and investments have increased approximately $2.1 million in the last six months but have generally declined since 2003.  As a result of our expected continuing net cash outflows, we may not have sufficient cash to operate our business.

During the six months ended June 30, 2004, our cash, cash equivalents and short-term investments increased to approximately $4.7 million from approximately $2.7 million as of December 31, 2003, primarily as a result of a private placement of our preferred stock and warrants we completed on March 25, 2004.  As of December 31, 2003, we had cash, cash equivalents and investments in the amount of approximately $2.7 million, down from approximately $10.7 million as of December 31, 2002.  Although we believe the proceeds we received in connection with the private placement will provide us with sufficient cash resources to finance our operations for the next twelve months, based on our internal estimates and our operating plan, the sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control. Moreover, despite our actions to reduce costs and improve profitability, we expect our net operating losses and net operating cash outflows to continue through 2004.  We do not currently have any further arrangements for financing, and we may not be able to secure additional debt or equity financing on terms that are acceptable to us, or at all, at the time when we need this financing.  If our business does not generate sufficient cash flow from operations and sufficient financing resources are not available, we may not be able to operate or grow our business, pay our expenses when due or fund our other liquidity needs.

Our failure to realize the expected benefits of our recent restructuring efforts could adversely affect our operating results.

During the first half of 2004, we continued a restructuring plan and cost reduction efforts, which resulted in $0.1 million in severance costs.  Since we began restructuring in 2002, we have incurred approximately $0.8 million in restructuring charges, severance, and related expenses. The objective of our restructuring plan was to reduce our cost structure to a sustainable level that is consistent with our current cash resources and the general economic climate.  We have also implemented other strategic initiatives to strengthen our operations, such as reductions in our work force and facilities and aligning our organization around our business objectives.  Any further work force reductions could result in temporary reduced productivity of our remaining employees.  Additionally, our customers and prospects may delay or forgo purchasing our products due to a perceived uncertainty caused by our restructuring and other changes.  Failure to achieve the desired results of our initiatives could seriously harm our business, results of operations and financial condition.

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

Sales to government agencies accounted for 38.5% of our revenues the six months ended June 30, 2004 and 17% of our revenues for the year ended December 31, 2003.  Sales to government customers involve unique risks, which could adversely impact our revenues.

We derived 38.5% of our revenues from sales to various U.S. government entities for the six months ended June 30, 2004, and 17.0% of our revenues from these sales for the year ended December 31, 2003.  We expect to continue to derive a substantial portion of our revenues from U.S. government customers in the future.  Sales to the government present risks in addition to those involved in sales to commercial customers, including potential disruption due to appropriation and spending patterns and he government’s right to cancel contracts and purchase orders for its convenience.  General political and economic conditions, which we cannot accurately predict, directly and indirectly may affect the quantity and allocation of expenditures by federal departments.  In addition, obtaining government contracts may involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements.  Each government entity also maintains its own rules and regulations with which we must comply and which can vary significantly among departments.  As a result, cutbacks or re-allocations in the federal budget or losses of government sales due to other factors could have a material adverse effect on our revenues and operating results.

We derived 26.3% of our revenues from international sales in the six months ended June 30, 2004, and 31.4% of our revenues from these sales for the year ended December 31, 2003.  Our ability to sell our products internationally are subject to certain risks which could harm our business.

Sales to foreign customers accounted for approximately 31.4% of our revenues for the year ended December 31, 2003, and 26.3% of our revenues for the six months ended June 30, 2004.  Although export sales decreased for the three and six month periods ended June 30, 2004 when compared to the same periods in 2003, we expect sales to foreign customers to continue to represent a significant portion of our revenues in the future.  Our international operations are subject to many inherent risks that may adversely affect our business, financial condition and operating results, including:

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

Sales through indirect channels accounted for 30.4% of our revenues for the six months ended June 30, 2004 and 57% of our revenue for the year ended December 31, 2003.  Our revenues will suffer if we do not expand our sales through, or receive the anticipated benefits from our sales through, indirect sales channels.

We derived 30.4% of our revenues for the six months ended June 30, 2004, and 57% of our revenue for the year ended December 31, 2003 from sales through indirect sales channels, such as distributors, value added resellers, system integrators, original equipment manufacturers and managed service providers.  We believe we must expand our sales through these indirect channels in order to increase our revenues.  Although we are actively pursuing a strategy to increase the percentage of our revenues generated through these indirect sales channels, we cannot assure you that our products will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues as expected.  Further, many of our competitors are also trying to sell their products through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our products.

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

The market price of our common stock has been highly volatile in the past and may continue to be volatile in the future.  For example, since August 1, 2003, the market price of our common stock on The Nasdaq SmallCap Market has fluctuated between $0.91 and $5.52 per share.  The market price of our common stock may fluctuate significantly in response to a number of factors, many of which are outside our control, including:

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

Upon the effectiveness of the registration statement related to this prospectus, the holders of preferred stock and warrants we issued in the private placement will be able to freely convert their shares of preferred stock and exercise their warrants and sell their underlying shares of common stock.  For the four weeks ended on July 30, 2004, the average daily trading volume of our common stock on The Nasdaq SmallCap Market was 7,505 shares.  Consequently, if holders of preferred stock or warrants elect to convert their shares or exercise their warrants and sell a material amount of their underlying shares of common stock on the open market, the increase in selling activity could cause a decline in the market price of our common stock.  Furthermore, these sales, or the potential for these sales, could encourage short sales, causing additional downward pressure on the market price of our common stock.

The percentage of our revenues attributable to sales of PDS products integrated with software of Check Point Software Technologies decreased from 29.1% in 2002 to 16.7% in 2003 and from 24.7% for the first half of 2003 to 9.5% for the first half of 2004.  Because sales of our newer products may not offset the reduced sales of our PDS products, a change in our relationship with Check Point could have a negative effect on our operating results.

Our PDS family of security appliances, which are integrated with Check Point Software Technologies’ market-leading VPN-1®/FireWall-1® software, represented    % of our revenues for the six months ended June 30, 2004, and 16.7% of our revenues for the year ended December 31, 2003.  These percentages are down from    % of our revenues for the six months ended June 30, 2003, and 29.1% of our revenues for the year ended December 31, 2002.  We expect the percentage of our sales attributable to our PDS products to decline in the future; however, our reliance on newer product sales may not replace the anticipated decline in revenue from sales of our PDS products.  Although we are a certified appliance partner of Check Point and our PDS products have received Check Point certification, we have no long-term agreement or exclusive relationship with Check Point.  As a result, the loss or significant change in our relationship with Check Point, the failure of our PDS products to maintain or receive Check Point certification, the business failure of Check Point or its acquisition by or of one of our competitors and the loss of market share of Check Point or market acceptance of its products could each have a material adverse effect on our business, financial condition and results of operations.

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

Shares of our 5% convertible preferred stock accrue cash dividends equal to $0.25 per share per annum.  These dividends are payable in arrears on March 31 and September 30 of each year, commencing on September 30, 2004.  Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.  We have not had net profits for the last two fiscal years, and as of June 30, 2004 our capital surplus, defined as the amount by which our net assets exceed our stated capital, was approximately $3.7 million.  Therefore, we have only limited resources to pay these dividends.  In addition, the payment of these dividends could strain our available cash resources, which could adversely affect our ability to operate or grow our business.

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

As of June 30, 2004, our executive officers, directors and 5% stockholders beneficially own approximately 38.5% of our voting power.  As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us.  These stockholders may use their influence to approve or take actions that may be adverse to your interests.

Item 3.                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange.  Revenue originating outside the U.S. in the quarters ended June 30, 2004 and 2003 was 15.4% and 33.4 % of total revenues, respectively. Revenue originating outside the U.S. in the six months ended June 30, 2004 and 2003 was 26.3% and 42.4% of total revenues, respectively. International sales are made mostly from our foreign sales subsidiaries in the local countries and are typically denominated in U.S. dollars.  These subsidiaries incur most of their expenses in the local currency.

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

Investments in fixed rate interest earning instruments carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates.  Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities, which have seen a decline in market value due to changes in interest rates.  Our investment securities are held for purposes other than trading.  The weighted-average of the stated coupon interest rate on investment securities at June 30, 2004 was 6.0%.  Due to the amortization of premiums and discounts paid, the actual rate of return will vary from the weighted-average of the stated coupon interest rate.  The fair value of investments held at June 30, 2004 approximated amortized cost.

Item 4.                                CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2004, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported in a timely manner.

We have carried out an evaluation, under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2004, and our Chief Executive Officer and Chief Financial Officer have concluded that there was no change during the quarterly period ended June 30, 2004 that has materially affected or is reasonably expected to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Item 4.                                                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on May 29, 2004, at the Radisson Hotel, Dallas North in Richardson, Texas.  The following is a brief description of each matter voted upon by stockholders, including a number of votes cast for, against, or withheld with regard to each matter of nominee.

(1)                                  Election of five (5) directors to serve until the next Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.

	FOR	WITHHELD
G. Ward Paxton	6,631,093	12,839
T. Joe Head	6,631,545	12,387
James F. Gero	6,609,921	34,011
J. Fred Bucy, Jr.	6,609,361	34,571
Donald M. Johnston	6,609,771	34,161

(2)                                  Ratification and approval of selection by the Board of Directors of KBA Group LLP as independent auditors of the Registrant for the fiscal year ending December 31, 2004.

FOR	AGAINST	ABSTAIN
6,577,411	29,879	36,642

Item 6.                                EXHIBITS AND REPORTS ON FORM 8-K

(a)                                      The following Exhibits are filed with this report form 10-Q:

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                     During the quarter ended June 30, 2004, we did not file any reports on Form 8-K:

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRUSION INC.

Date: August 13, 2004	/s/ Michael L. Paxton
Michael L. Paxton
Vice President, Chief Financial Officer, Treasurer & Secretary
(Principal Financial & Accounting Officer)