Form 10-Q
period 2004-09-30
INTRUSION INC
filed 2004-11-12
CIK 736012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on November 5, 2004 was 5,166,312.

INTRUSION INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	September 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,806	$974
Short-term investments	1,770	1,705
Accounts receivable, less allowance for doubtful accounts of $467 in 2004 and $574 in 2003	1,050	972
Inventories, net	1,136	1,286
Other assets	199	449
Total current assets	5,961	5,386
Property and equipment, net	259	297
Other assets	77	77
TOTAL ASSETS	$6,297	$5,760

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$1,756	$2,188
Deferred revenue	895	788
Total current liabilities	2,651	2,976
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized shares – 5,000; 1,000 shares issued and outstanding, liquidation preference $5,000	3,534	—
Common stock, $.01 par value, authorized shares – 80,000; issued shares – 5,176 in 2004 and 5,173 in 2003; outstanding shares – 5,166 in 2004 and 5,163 in 2003	52	52
Common stock held in treasury, at cost – 10 shares	(362)	(362)
Additional paid-in capital	48,594	47,526
Accumulated deficit	(47,944)	(44,204)
Accumulated other comprehensive loss	(228)	(228)
Total stockholders’ equity	3,646	2,784
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,297	$5,760

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net product revenue	$1,213	$1,045	$2,762	$2,704
Net customer support and maintenance revenue	464	511	1,285	1,811
Total revenue	1,677	1,556	4,047	4,515
Cost of product revenue	726	743	1,705	2,309
Cost of customer support and maintenance revenue	117	152	351	682
Total cost of revenue	843	895	2,056	2,991

Gross profit	834	661	1,991	1,524

Operating expenses:
Sales and marketing	894	1,313	2,867	5,099
Research and development	613	860	1,947	2,684
General and administrative	304	374	884	1,222
Litigation settlement	—	450	—	450
Severance costs	5	119	134	363

Operating loss	(982)	(2,455)	(3,841)	(8,294)

Other income	26	—	67	10
Interest income, net	9	43	34	156

Loss before income tax provision	(947)	(2,412)	(3,740)	(8,128)

Income tax provision	—	—	—	—

Net loss	$(947)	$(2,412)	$(3,740)	$(8,128)

Preferred stock dividends accrued	(67)	—	(129)	—
Beneficial conversion feature on preferred stock	—	—	(938)	—
Net loss attributable to common stockholders	$(1,014)	$(2,412)	$(4,807)	$(8,128)

Net loss per share attributable to common stockholders (basic and diluted)	$(0.20)	$(0.47)	$(0.93)	$(1.57)

Weighted average common shares outstanding, basic and diluted	5,166	5,163	5,166	5,163

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2004	September 30, 2003
Operating Activities:
Net loss	$(3,740)	$(8,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	164	1,182
Provision for doubtful accounts	(108)	(314)
Changes in operating assets and liabilities:
Accounts receivable	30	1,853
Inventories	150	(78)
Other assets	250	405
Accounts payable and accrued expenses	(561)	(168)
Deferred revenue	107	(757)
Net cash used in operating activities	(3,708)	(6,005)
Investing Activities:
Purchases of short-term investments	(3,100)	(3,450)
Maturities of short-term investments	3,035	8,325
Net purchases of property and equipment	(126)	(78)
Net cash (used in) provided by investing activities	(191)	4,797
Financing Activities:
Proceeds from the exercise of employee stock options	6	—
Proceeds from the issuance of preferred stock and warrants, net	4,725	1
Net cash provided by financing activities	4,731	1

Net increase (decrease) in cash and cash equivalents	832	(1,207)
Cash and cash equivalents at beginning of period	974	2,898
Cash and cash equivalents at end of period	$1,806	$1,691

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:

Fair value of warrants issued in connection with sale of preferred stock	$1,191	$—
Amortization of preferred stock beneficial conversion feature	$938	$—
Preferred stock dividend accrued	$129	$—

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Description of Business

We develop, market and support a family of network intrusion prevention and detection systems and regulated information compliance systems that address vital security issues facing organizations with mission critical business applications or housing classified, confidential, or customer information assets.  We currently provide network security and regulated information compliance solutions with our Compliance Commander™ for regulated information and data privacy protection, SpySnare™ for real-time inline blocking of spyware and unwanted peer-to-peer applications and SecureNet™ for network intrusion prevention and detection.

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

As of September 30, 2004, we had cash, cash equivalents and short-term investments in the amount of approximately $3.6 million, up from approximately $2.7 million as of December 31, 2003.  Although we believe we have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months, based on our internal estimates and our operating plan, the sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control.  Moreover, despite actions to reduce our costs and improve our profitability, we expect our operating losses and net operating cash outflows to continue through 2004.  As a result, we may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability or to remain in compliance with Nasdaq’s continued listing requirement of at least $2.5 million of stockholders’ equity without obtaining additional financing.  We do not currently have any arrangements for financing and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding.  If our business does not generate sufficient cash flow from operations and sufficient future financings are not available, we may not be able to operate or grow our business, pay our expenses when due, fund our other liquidity needs or maintain our listing on the Nasdaq SmallCap Market.

2.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The December 31, 2003 balance sheet was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States.  However, we believe that the disclosures are adequate to make the information presented not misleading.  In our opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  The results of operations for the nine months ending September 30, 2004 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period.  The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

3.     Inventories (In thousands)

	September 30, 2004	December 31, 2003

Inventories consist of:

Finished goods	$870	$851
Work in progress	49	261
Demonstration systems	217	174
Net inventory	$1,136	$1,286

4.     Accounting for Stock-Based Compensation

We account for employee stock-based compensation under APB 25.  The following table summarizes relevant information as to the reported results under our intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provision of SFAS 123 as amended by SFAS 148 had been applied for the quarters and nine months ended September 30, 2004 and September 30, 2003 (in thousands, except per share data).  All stock information in this report reflects a four-for-one (4:1) reverse stock split completed on March 29, 2004:

	Quarter Ended September 30, 2004	Quarter Ended September 30, 2003	Nine Months September 30, 2004	Nine Months September 30, 2003

Net loss attributable to common stockholders	$(1,014)	$(2,412)	$(4,807)	$(8,128)
Add (Deduct): Total stock-based compensation determined under fair value-based method for all awards	(44)	(3)	(164)	331
Pro forma net loss attributable to common stockholders	$(1,058)	$(2,415)	$(4,971)	$(7,797)
Net loss per share attributable to common stockholders:
as reported (basic and diluted)	$(0.20)	$(0.47)	$(0.93)	$(1.57)
pro forma (basic and diluted)	$(0.20)	$(0.47)	$(0.96)	$(1.51)
Weighted-average shares used in computation:
Basic and diluted	5,166	5,163	5,166	5,163

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

5.     Net Loss Per Share

We report two separate earnings per share (“EPS”) numbers, basic EPS and diluted EPS.  Basic net loss per share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period.  Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and common stock equivalents outstanding for the period.  Our common stock equivalents include all common stock issuable upon conversion of convertible preferred stock and the exercise of outstanding options and warrants.  The aggregate number of common stock equivalents excluded from the loss per share calculation for the three and nine-month periods ended September 30, 2004 and 2003 are 2,607,197 and 364,279, respectively.  Our common stock equivalents are not included in the diluted loss per share for the three and nine-month periods ended September 30, 2004 and 2003, as they are antidilutive.

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

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements concerning: the difficulties in forecasting future sales caused by current economic and market conditions, the effect of military actions on government and corporate spending on information security products, spending patterns of, and appropriations to, U.S. government departments, the impact of our cost reduction programs and our refocused product line, the difficulties and uncertainties in successfully developing and introducing new products, market acceptance of our products, the impact of sustained losses on our ability to successfully operate and grow our business, our stock price and our ongoing Nasdaq eligibility, the highly competitive market for our products, the effects of sales and implementation cycles for our new products on our quarterly results, difficulties in accurately estimating market growth, the consolidation of the information security industry, the impact of changing economic conditions, business conditions in the information security industry, our ability to manage acquisitions effectively, our ability to manage discontinued operations effectively, the impact of market peers and their products as well as risks concerning future technology and others identified in our Annual Report on Form 10-K, as amended, and other Securities and Exchange Commission filings.  Such forward-looking statements are generally accompanied by words such as “plan,” “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate,” “may” or other words that convey uncertainty of future events or outcomes.  These forward-looking statements and other statements made elsewhere in this report are made in reliance on the Private Securities Litigation Reform Act of 1995.  The section below entitled “Factors That May Affect Future Results of Operations” sets forth and incorporates by reference certain factors that could cause actual future results of the company to differ materially from these statements.

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

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net product revenue	72.3%	67.2%	68.2%	59.9%
Net customer support and maintenance revenue	27.7	32.8	31.8	40.1
Total revenue	100.0	100.0	100.0	100.0
Cost of product revenue	43.3	47.7	42.1	51.1
Cost of customer support and maintenance revenue	7.0	9.8	8.7	15.1
Total cost of revenue	50.3	57.5	50.8	66.2
Gross profit	49.7	42.5	49.2	33.8
Operating expenses:
Sales and marketing	53.3	84.4	70.9	113.0
Research and development	36.6	55.3	48.1	59.4
General and administrative	18.1	24.0	21.8	27.1
Litigation settlement	—	28.9	—	10.0
Severance costs	0.3	7.7	3.3	8.0
Operating loss	(58.6)	(157.8)	(94.9)	(183.7)

Other income	1.6	—	1.7	0.2
Interest income, net	0.5	2.7	0.8	3.5
Loss before income tax provision	(56.5)	(155.1)	(92.4)	(180.0)

Income tax provision	—	—	—	—

Net loss	(56.5)%	(155.1)%	(92.4)%	(180.0)%
Preferred stock dividends accrued	(4.0)	—	(3.2)	—
Beneficial conversion feature on preferred stock	—	—	(23.2)	—

Net loss attributable to common stockholders	(60.5)%	(155.1)%	(118.8)%	(180.0)%

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Domestic revenues	84.5%	76.8%	78.2%	64.2%
Export revenues to:
Europe	8.8	16.9	13.3	26.1
Canada	2.1	0.6	4.1	0.6
Asia	4.4	5.6	4.1	9.0
Latin America	0.2	0.1	0.3	0.1

Net revenues	100.0%	100.0%	100.0%	100.0%

Net Revenues.  Net revenues for the quarter and nine months ended September 30, 2004 were $1.7 million and $4.0 million, respectively, compared to $1.6 million and $4.5 million for the same periods in 2003.  Product revenues increased $0.2 million and $0.1 million for the quarter and nine months ended September 30, 2004 compared to the same periods in 2003.  Customer support and maintenance revenue remained constant for the quarter ended September 2004 compared to the same period in 2003 and decreased $0.5 million for the nine months ended September 30, 2004 compared to the same period in 2003.  Total revenues (including maintenance and support) for the quarter and nine months ended September 30, 2004 from our SecureNet product line increased to $1.4 million and $3.6 million from $1.0 million and $2.9 million for the same periods in 2003, but were offset by a continued decline in sales of our hardware-based products in connection with our continuing shift in business focus towards sales of higher-margin software-based products such as SecureNet.  Our first generation product sales, including PDS and SecureCom decreased for the quarter and nine months ended September 30, 2004 to $0.3 million and $0.4 million from $0.5 million and $1.6 million from the same periods in 2003.  In addition to our shift in business focus, continued sluggish economic conditions and delayed customer orders contributed to the decline in revenues.

Export Revenues.  Export revenues for the quarter and nine months ended September 30, 2004 decreased to $0.3 million and $0.9 million from $0.4 million and $1.6 million compared to the same periods in 2003 as revenues from our PDS security appliance family decreased and we focused more of our resources domestically.

Concentration of Revenues.  Revenues from sales to various U.S. government entities totaled $0.9 million, or 56.4% of revenues, for the quarter ended September 30, 2004 compared to $0.3 million, or 19.1% of revenues, for the same period in 2003.  Although, we expect our concentration of revenues to vary among customers in future quarters depending upon the timing of certain sales, we anticipate that sales to government customers will continue to account for a significant portion of our revenues in future quarters.

Gross Profit.  Gross profit was $0.8 million or 49.7% of net revenues for the quarter ended September 30, 2004, compared to $0.7 million or 42.5% of net revenues for the quarter ended September 30, 2003. Gross profit was $2.0 million or 49.2% of net revenues for the nine months ended September 30, 2004, compared to $1.5 million or 33.8% of net revenues for the nine months ended September 30, 2003. Gross profit margins as a percentage of net revenues increased from the same period in the prior year due to a continued shift in product mix, which resulted in an increase as a percentage of revenues of our higher margin SecureNet product line.  Gross profit on product revenues for the quarters ended September 30, increased from 28.9% in 2003 to 40.1% in 2004 due to the transition to our higher margin software-based products.  Gross profit on customer support and maintenance revenues for the quarters ended September 30, increased from 70.3% in 2003 to 74.8% in 2004, as less repair costs were incurred during the 2004 quarter in conjunction with our transition to software-based products.

Gross profit as a percentage of net revenues is impacted by several factors, including shifts in product mix, changes in channels of distribution, revenue volume, fluctuations in third-party assembly costs, pricing strategies, and fluctuations in revenues of integrated third-party products.

Sales and Marketing.  Sales and marketing expenses decreased to $0.9 million for the quarter ended September 30, 2004, compared to $1.3 million for the quarter ended September 30, 2003. Sales and marketing expenses decreased to $2.9 million for the nine months ended September 30, 2004, compared to $5.1 million for the nine months ended September 30, 2003. This cost reduction was primarily due to the reorganization of our sales and marketing departments, including a reduction in headcount, and other cost reduction initiatives.  We expect to continue to realize the impact of our cost reduction initiatives throughout 2004.  Sales and marketing expenses may vary as a percentage of net sales in the future.  However, we believe that these costs will remain relatively constant through the end of the year.

Research and Development.  Research and development expenses decreased to $0.6 million for the quarter ended September 30, 2004, compared to $0.9 million for the quarter ended September 30, 2003. Research and development expenses decreased to $1.9 million for the nine months ended September 30, 2004, compared to $2.7 million for the nine months ended September 30, 2003. Research and development costs are expensed in the period incurred.  Research and development expenses decreased in the quarter and nine months ended September 30, 2004, compared to the same periods in 2003 as a portion of our engineers were engaged on revenue generating projects during the periods and their associated costs were recognized as direct product costs related to those projects.  Research and development expenses may vary as a percentage of net sales in the future.

General and Administrative.  General and administrative expenses decreased to $0.3 million for the quarter ended September 30, 2004, compared to $0.4 million for the quarter ended September 30, 2003.  General and administrative expenses decreased to $0.9 million for the nine months ended September 30, 2004, compared to $1.2 million for the nine months ended September 30, 2003.  This decrease was primarily due to the restructuring done in 2003, including a reduction in headcount, and other cost reduction initiatives.  It is expected that general and administrative expenses will remain relatively constant throughout the remainder of the year, as no further headcount reductions are anticipated.  General and administrative expense may vary as a percentage of net sales in the future.

Litigation Settlement.  Litigation settlement charges relate to the litigation settlement agreement between Intrusion and Morgan Newton as discussed in previous filings.  Charges of $0.5 million, which were paid in October 2003, were recognized and accrued during the quarter ended September 30, 2003.  This settlement concludes all obligations related to this litigation settlement.  There were no litigation settlement charges for the quarter or nine-month period ended September 30, 2004.

Severance Costs.  Severance costs decreased to $5 thousand and $134 thousand for the quarter and nine-month periods ended September 30, 2004, compared to $119 thousand and $363 thousand for the quarter and nine months ended September 30, 2003.  Severance costs during the quarter and nine-month periods ended September 30, 2004 consisted primarily of severance payments made during the periods as a result of reductions in force.  All severance obligations were paid prior to September 30, 2004, and we were not receiving further benefit from these individuals after September 30, 2004.  Severance costs for the quarter and nine-month periods ended September 30, 2003 consisted of reductions in force made during those periods.

Other Income.  Other income increased to $26 thousand for the quarter ended September 30, 2004 compared to $0.0 thousand for the same period in 2003.  Other income increased to $67 thousand for the nine months ended September 30, 2004 compared to $10 thousand for the same period in 2003.  The increase was mainly due to collection of accounts receivable that were previously written off and gain on sale of fully depreciated assets.

Interest.  Net interest income decreased to $9 thousand for the quarter ended September 30, 2004 compared to $43 thousand for the same period in 2003.  Net interest income decreased to $34 thousand for the nine months ended September 30, 2004 compared to $156 thousand for the same period in 2003.  The decrease in interest income was primarily due to the decrease in overall cash and short-term investment balances over the prior year.  Net interest income may vary in the future based on our cash flow and rate of return on investments.

Liquidity and Capital Resources

Our principal source of liquidity at September 30, 2004 is approximately $1.8 million of cash and cash equivalents and $1.8 million of short-term investments.  As of September 30, 2004 working capital was $3.3 million compared to $3.7 million as of September 30, 2003.

Cash used in operations for the nine months ended September 30, 2004 was $3.7 million, primarily due to an operating loss of $3.7 million, a decrease in accounts payable and accrued expenses of $0.6 million and a decrease in the provision for doubtful accounts of $0.1 million.  This cash usage was partially offset by depreciation and amortization of $0.2 million, a decrease in inventories of $0.2 million, an increase in deferred revenue of $0.1 million and a decrease in other assets of $0.3 million.  Cash used in operations of $6.0 million for the nine months ended September 30, 2003, was primarily due to an operating loss of $8.1 million.  This cash usage was partially offset by depreciation expense of $1.2 million, a decrease in the provision for doubtful accounts of $0.3 million and decreases in accounts receivable of $1.9 million and other assets of $0.4 million, offset by an increase in inventories of $0.1 million, a decrease in accounts payable and accrued liabilities of $0.2 million and a decrease in deferred revenue of $0.8 million.  Future fluctuations in inventory balances, accounts receivable and accounts payable will be dependent upon several factors, including quarterly sales, our strategy in building inventory in advance of receiving orders from customers, and the accuracy of our forecasts of product demand and component requirements.  In addition, during the fourth quarter of 2004, we will be required to pay cash dividends on the preferred stock totaling $129 thousand.  These dividends are accrued at September 30, 2004 and were paid on October 1, 2004.

Cash used in investing activities in the nine months ended September 30, 2004 was $0.2 million, which consisted primarily of the net purchase of short-term investments of $0.1 million and net purchases of property and equipment of $0.1 million, compared to cash provided by investing activities of $4.8 million for the nine months ended September 30, 2003, which consisted primarily of the maturity of short-term investments of $8.3 million, partially offset by purchases of short-term investment of $3.5 million and net purchases of property and equipment of $0.1 million.

Cash provided by financing activities in the nine months ended September 30, 2004 was $4.7 million, consisting of net financing proceeds from a private placement of $4.7 million and the exercise of employee stock options of $6 thousand.

At September 30, 2004, the Company did not have any material commitments for capital expenditures.

During the nine months ended September 30, 2004, the Company funded its operations through financing proceeds raised during the first quarter of 2004.

Based on our financial projections, we expect that our cash on hand, along with our short-term investments, and cash from our operations will be sufficient to fund our operations for the next 12 months.  However, our projections are dependent upon our ability to meet our revenue and gross profit targets.  We funded our operations and met our cash requirements during the quarter by selling a portion of our short-term investments.  Although we believe we have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months, based on our internal estimates and our operating plan, the sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control.  Moreover, despite actions to reduce our costs and improve our profitability, we expect our operating losses and net operating cash outflows to continue through 2004.  As a result, we may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability or to remain in compliance with Nasdaq’s continued listing requirement of at least $2.5 million of stockholders’ equity without obtaining additional financing.  We do not currently have any arrangements for financing, and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding.  If our business does not generate sufficient cash flow from operations and sufficient future financings are not available, we may not be able to operate or grow our business, pay our expenses when due, fund our other liquidity needs or maintain our listing on the Nasdaq SmallCap Market.

We intend to explore the possible acquisitions of businesses, products and technologies that are complementary to our existing business.  We are continuing to identify and prioritize additional security technologies, which we may wish to develop, either internally or through the licensing, or acquisition of products from third parties.  While we engage from time to time in discussions with respect to potential acquisitions, there can be no assurances that any such acquisitions will be made or that we will be able to successfully integrate any acquired business.  In order to finance such acquisitions and working capital it may be necessary for us to raise additional funds through public or private financings.  Any equity or debt financings, if available at all, may be on terms, which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders.

Factors That May Affect Future Results of Operations

Numerous factors may affect our business and future results of operations.  These factors include current economic and market conditions, the effect of military actions on government and corporate spending on information security products, spending patterns of, and appropriations to, U.S. government departments, technological changes, competition and market acceptance, acquisitions, product transitions, timing of orders, manufacturing and suppliers, reliance on outsourcing vendors and other partners, intellectual property and licenses, third-party products, dependence on government customers, international operations, intellectual property issues, liquidity and cash resources and effects of restructuring plans and cost reductions.  The discussion below addresses some of these and other factors.  For a more thorough discussion of these and other factors that may affect our business and future results, see the discussion under the caption “Factors That May Affect Future Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2003.

Our cash, cash equivalents, and investments have increased approximately $0.9 million in the last nine months but have generally declined since 2003.  As a result of our expected continuing net cash outflows, we may not have sufficient cash to operate our business or and may not be able to maintain our Nasdaq listing.

During the nine months ended September 30, 2004, our cash, cash equivalents and short-term investments increased approximately $0.9 million from approximately $2.7 million as of December 31, 2003 to approximately $3.6 million at September 30, 2004, primarily as a result of a private placement of our preferred stock and warrants totaling $4.7 million we completed on March 25, 2004.  As of December 31, 2003, we had cash, cash equivalents and investments in the amount of approximately $2.7 million, down from approximately $10.7 million as of December 31, 2002.  Although we believe the proceeds we received in connection with the private placement will provide us with sufficient cash resources to finance our operations for the next twelve months, based on our internal estimates and our operating plan, the sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control. Moreover, despite our actions to reduce costs and improve profitability, we expect our net operating losses and net operating cash outflows to continue through 2004.  If our losses continue, our stockholders’ equity could fall below $2.5 million in the fourth quarter of 2004.  If this occurs, we would not be in compliance with the Nasdaq listing requirements, and we could face delisting.  We do not currently have any further arrangements for financing, and we may not be able to secure additional debt or equity financing on terms that are acceptable to us, or at all, at the time when we need this financing.  Therefore, if our business does not generate sufficient cash flow from operations and sufficient financing resources are not available, we may not be able to operate or grow our business, pay our expenses when due, fund our other liquidity needs or maintain our listing on the Nasdaq SmallCap Market.

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

Our revenues have declined from $16.7 million in 2001 to $6.5 million in 2003 and to $4.0 million for the nine months ended September 30, 2004 from $4.5 in the same period in 2003 in connection with a shift to sales of our newer product lines. If our network intrusion detection and regulated information compliance system products do not achieve market acceptance, our revenues will suffer.

Over the past three years, we have transitioned our sales strategy from our lower margin SecureCom and PDS security appliance products to the development and sales of our higher margin SecureNet network intrusion detection products.  During this transition, sales of our new products were not enough to counteract the loss in sales associated with our older products.  As a result, our net revenues have declined from approximately $16.7 million in 2001, to approximately $7.8 million in 2002 and approximately $6.5 million in 2003.  In addition, our revenues for the first nine months of 2004 are $4.0 million as compared to $4.5 million for the same period in 2003.

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

As a result of these sales, we now depend exclusively on revenues generated from the sale of our network security products, which have received limited market acceptance.  Moreover, we have only recently introduced our regulated compliance and data privacy systems and our spyware prevention products.  Although initial response to these products has been positive, the market for these products has only begun to emerge and sales of these products may not occur as quickly as we expect.  Consequently, we resemble a developmental stage company and will face the following inherent risks and uncertainties:

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

We incurred a net loss of $3.7 million for the nine months ended September 30, 2004 and have an accumulated deficit of $47.9 million as of September 30, 2004.  As a result, we must generate substantially greater revenues from sales in order to achieve profitability.

We have incurred significant operating losses and are uncertain about our future operating results.  For the nine months ended September 30, 2004, we incurred a net loss of $3.7 million and had an accumulated deficit of approximately $47.9 million as of September 30, 2004.  In addition, our revenues have declined from $16.7 million in 2001, to $7.8 million in 2002, and $6.5 million in 2003.  We need to generate and sustain substantially greater revenues from the sales of our products if we are to achieve profitability.  If we are unable to achieve these greater revenues, our losses will continue indefinitely, and we may never achieve or sustain profitability or generate positive cash flow.

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

Our principle competitors in the network intrusion and detection market include Internet Security Systems, Inc., Cisco Systems, Inc., Symantec, Inc., Netscreen Technologies, Inc., McAfee, Inc., Tipping Point Technologies Inc. and NFR Security, Inc.  The market for regulated information compliance systems is relatively new.  Our competitors in this market include a number of start-up companies that have entered the market in the last two years.  However, as this market develops, we expect increased competition from both start-up and established companies.  Our current and potential competitors may have one or more of the following significant advantages over us:

•     greater financial, technical and marketing resources;

•      better name recognition;

•      more comprehensive security solutions;

•      better or more extensive cooperative relationships; and

•      larger customer base.

Although we believe our network security products and regulated information compliance systems compare favorably to our competitors’ products and create a sustainable business model, we cannot assure you that our products will achieve market acceptance or that we will be able to compete successfully with our existing or new competitors.

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

The sale and implementation of our products to large companies and government entities typically involves a lengthy education process and a significant technical evaluation and commitment of capital and other resources.  This process is also subject to the risk of delays associated with customers’ internal budgeting and other procedures for approving capital expenditures, deploying new technologies within their networks and testing and accepting new technologies that affect key operations.  As a result, sales and implementation cycles for our products can be lengthy, and we may expend significant time and resources before we receive any revenues from a customer or potential customer.  Our quarterly and annual operating results could be materially harmed if orders forecasted for a specific customer for a particular period are not realized.

Our failure to realize the expected benefits of our recent restructuring efforts could adversely affect our operating results.

During the first nine months of 2004, we continued a restructuring plan and cost reduction efforts, which resulted in $0.1 million in severance costs.  Since we began restructuring in 2002, we have incurred approximately $0.9 million in restructuring charges, severance, and related expenses. The objective of our restructuring plan was to reduce our cost structure to a sustainable level that is consistent with our current cash resources and the general economic climate.  We have also implemented other strategic initiatives to strengthen our operations, such as reductions in our work force and facilities and aligning our organization around our business objectives.  Any further work force reductions could result in temporary reduced productivity of our remaining employees.  Additionally, our customers and prospects may delay or forgo purchasing our products due to a perceived uncertainty caused by our restructuring and other changes.  Failure to achieve the desired results of our initiatives could seriously harm our business, results of operations and financial condition.

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

Sales to government entities accounted for 45.9% of our revenues the nine months ended September 30, 2004 and 17% of our revenues for the year ended December 31, 2003.  Sales to government customers involve unique risks, which could adversely impact our revenues.

We derived 45.9% of our revenues from sales to various U.S. government entities for the nine months ended September 30, 2004, and 17.0% of our revenues from these sales for the year ended December 31, 2003.  We expect to continue to derive a substantial portion of our revenues from U.S. government customers in the future.  Sales to the government present risks in addition to those involved in sales to commercial customers, including potential disruption due to appropriation and spending patterns and the government’s right to cancel contracts and purchase orders for its convenience.  General political and economic conditions, which we cannot accurately predict, directly and indirectly may affect the quantity and allocation of expenditures by federal departments.  In addition, obtaining government contracts may involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements.  Each government entity also maintains its own rules and regulations with which we must comply and which can vary significantly among departments.  As a result, cutbacks or re-allocations in the federal budget or losses of government sales due to other factors could have a material adverse effect on our revenues and operating results.

We derived 21.8% of our revenues from international sales in the nine months ended September 30, 2004, and 31.4% of our revenues from these sales for the year ended December 31, 2003.  Our ability to sell our products internationally are subject to certain risks which could harm our business.

Sales to foreign customers accounted for approximately 31.4% of our revenues for the year ended December 31, 2003, and 21.8% of our revenues for the nine months ended September 30, 2004.  Although export sales decreased for the quarter and nine month periods ended September 30, 2004 when compared to the same periods in 2003, we expect sales to foreign customers to continue to represent a significant portion of our revenues in the future.  Our international operations are subject to many inherent risks that may adversely affect our business, financial condition and operating results, including:

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

Sales through indirect channels accounted for 32.1% of our revenues for the nine months ended September 30, 2004 and 57% of our revenue for the year ended December 31, 2003.  Our revenues will suffer if we do not expand our sales through, or receive the anticipated benefits from our sales through, indirect sales channels.

We derived 32.1% of our revenues for the nine months ended September 30, 2004, and 57% of our revenue for the year ended December 31, 2003 from sales through indirect sales channels, such as distributors, value added resellers, system integrators, original equipment manufacturers and managed service providers.  We believe we must expand our sales through these indirect channels in order to increase our revenues.  Although we are actively pursuing a strategy to increase the percentage of our revenues generated through these indirect sales channels, we cannot assure you that our products will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues as expected.  Further, many of our competitors are also trying to sell their products through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our products.

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

The price of our common stock has been volatile in the past and may continue to be volatile in the future due to factors outside of our control.

The market price of our common stock has been highly volatile in the past and may continue to be volatile in the future.  For example, for the nine-month period ending September 30, 2004, the market price of our common stock on The Nasdaq SmallCap Market fluctuated between $0.86 and $4.40 per share.  The market price of our common stock may fluctuate significantly in response to a number of factors, many of which are outside our control, including:

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

On March 25, 2004, we completed a $5,000,000 private placement in connection with which we issued 1,000,000 shares of our 5% Convertible Preferred Stock and warrants to acquire 556,619 shares of our common stock.  The conversion price for the preferred stock and the exercise price of the warrants is $3.144 per share.  We also issued our placement agent a warrant for 64,408 shares of our common stock at an exercise price of $3.144 per share.  As a result, we expect the private placement to result in dilution to holders of our common stock upon conversion of the preferred stock and exercise of the warrants of 2,211,358 shares of common stock, or an approximately 43% increase in the number of shares of our common stock outstanding.

The conversion of preferred stock or exercise of warrants we issued in the private placement may cause the price of our common stock to decline.

Generally, the holders of preferred stock and warrants we issued in the private placement are able to freely convert their shares of preferred stock and exercise their warrants and sell their underlying shares of common stock.  For the four weeks ended on October 1, 2004, the average daily trading volume of our common stock on The Nasdaq SmallCap Market was 11,919 shares.  Consequently, if holders of preferred stock or warrants elect to convert their shares or exercise their warrants and sell a material amount of their underlying shares of common stock on the open market, the increase in selling activity could cause a decline in the market price of our common stock.  Furthermore, these sales, or the potential for these sales, could encourage short sales, causing additional downward pressure on the market price of our common stock.

The percentage of our revenues attributable to sales of PDS products integrated with software of Check Point Software Technologies decreased from 29.1% in 2002 to 16.7% in 2003 and to 12.2% for the first nine months of 2004.  Because sales of our newer products may not offset the reduced sales of our PDS products, a change in our relationship with Check Point could have a negative effect on our operating results.

Our PDS family of security appliances, which are integrated with Check Point Software Technologies’ market-leading VPN-1®/FireWall-1® software, represented 12.2% of our revenues for the nine months ended September 30, 2004, and 16.7% of our revenues for the year ended December 31, 2003.  These percentages are down from 24.4% of our revenues for the nine months ended September 30, 2003, and 29.1% of our revenues for the year ended December 31, 2002.  We expect the percentage of our sales attributable to our PDS products to decline in the future; however, our reliance on newer product sales may not replace the anticipated decline in revenue from sales of our PDS products.  Although we are a certified appliance partner of Check Point and our PDS products have received Check Point certification, we have no long-term agreement or exclusive relationship with Check Point.  As a result, the loss or significant change in our relationship with Check Point, the failure of our PDS products to maintain or receive Check Point certification, the business failure of Check Point or its acquisition by or of one of our competitors and the loss of market share of Check Point or market acceptance of its products could each have a material adverse effect on our business, financial condition and results of operations.

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

Shares of our 5% convertible preferred stock accrue cash dividends equal to $0.25 per share per annum.  These dividends are payable in arrears on March 31 and September 30 of each year, commencing on September 30, 2004.  On October 1, 2004, we made the first dividend payments totaling $129 thousand.  Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.  We have not had net profits for the last two fiscal years, and as of September 30, 2004 our capital surplus, defined as the amount by which our net assets exceed our stated capital, was approximately $2.8 million.  Therefore, we have only limited resources to pay these dividends in future periods.  In addition, the payment of these dividends could strain our available cash resources, which could adversely affect our ability to operate or grow our business.

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

As of September 30, 2004, our executive officers, directors and 5% stockholders beneficially own approximately 38.5% of our voting power.  As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us.  These stockholders may use their influence to approve or take actions that may be adverse to your interests.

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange.  Revenue originating outside the U.S. in the quarters ended September 30, 2004 and 2003 was 15.5% and 23.2 % of total revenues, respectively. Revenue originating outside the U.S. in the nine months ended September 30, 2004 and 2003 was 21.8% and 35.8% of total revenues, respectively. International sales are typically denominated in U.S. dollars.  Our foreign sales subsidiaries incur most of their expenses in the local currency.

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

Interest Rates. We invest our cash in a variety of financial instruments, including bank time deposits, fixed rate obligations of corporations, municipalities, and state and national governmental entities.  These investments are denominated in U.S. dollars.  Cash balances in foreign currencies overseas are operating balances and are invested in short-term time deposits of the local operating bank.

Interest income on our investments is carried in “Interest income, net”.  We account for our investment instruments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  All of the cash equivalents and short-term investments are treated as available-for-sale under SFAS 115.

Investments in fixed rate interest earning instruments carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates.  Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities, which have seen a decline in market value due to changes in interest rates.  Our investment securities are held for purposes other than trading.  The weighted-average of the stated coupon interest rate on investment securities at September 30, 2004 was 6.0%.  Due to the amortization of premiums and discounts paid, the actual rate of return will vary from the weighted-average of the stated coupon interest rate.  The fair value of investments held at September 30, 2004 approximated amortized cost.

Item 4.           CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2004, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported in a timely manner.

We have carried out an evaluation, under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2004, and our Chief Executive Officer and Chief Financial Officer have concluded that there was no change during the quarterly period ended September 30, 2004 that has materially affected or is reasonably expected to materially affect our internal control over financial reporting.

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

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)             The following Exhibits are filed with this report form 10-Q:

10.1	Waiver of Liquidated Damages dated as of July 23, 2004, by and among Intrusion, G. Ward Paxton and James F. Gero.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)            During the quarter ended September 30, 2004, we did not file any reports on Form 8-K.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRUSION INC.

Date: November 12, 2004	/s/ Michael L. Paxton
Michael L. Paxton
Vice President, Chief Financial Officer, Treasurer & Secretary
(Principal Financial & Accounting Officer)