Form 10KSB
period 2004-12-31
INTRUSION INC
filed 2005-03-29
CIK 736012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

Common Stock, $0.01 par value

(Title of class)

Check whether the issuer (1)  filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State the issuer’s revenues for its most recent fiscal year:  $6,019,000

State the aggregate market value of the voting and non-voting equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 24, 2005: $12,733,360.  As of March 28, 2005, 6,058,030 shares of the Registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement filed in connection with the Registrant’s 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

INTRUSION INC.

INDEX

PART I
Item 1.	Description of Business
Item 2.	Description of Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6.	Management’s Discussion and Analysis or Plan of Operations
Item 7.	Financial Statements
Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A.	Controls and Procedures
Item 8B.	Other Information
PART III
Item 9.	Directors and Executive Officers of Intrusion Inc
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Item 14.	Principal Accountant Fees and Services
Signatures

PART I

Item 1.           Description of Business.

In addition to the historical information contained herein, the discussion in this Form 10-KSB contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements concerning: growth and anticipated operating results, developments in our markets and strategic focus; new products and product enhancements; potential acquisitions and the integration of acquired businesses, products and technologies; strategic relationships and future economic and business conditions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements whenever they appear in this Form 10-KSB. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the section captioned “Factors That May Affect Future Results of Operations” in Item 1 of this Form 10-KSB as well as those cautionary statements and other factors set forth elsewhere herein.

General

We develop, market and support a family of network intrusion prevention, intrusion detection, regulated information compliance and data privacy protection products.  Our product families include the Compliance Commander™ for regulated information and data privacy protection, Intrusion SpySnare™ for real-time inline blocking of spyware and unwanted peer-to-peer (P2P) applications, and Intrusion SecureNet™ for network intrusion prevention and detection.  Intrusion’s products help protect critical information assets by quickly detecting, protecting, analyzing and reporting attacks or misuse of classified, private and regulated information for government and enterprise networks.

We market and distribute our products through a direct sales force to end-users, distributors and numerous domestic and international system integrators, managed service providers and value-added resellers. Our end-user customers include high technology, e-commerce, manufacturing, government agencies, military, financial institutions, telecommunications, retail, transportation, healthcare, insurance, entertainment, utilities, energy companies, and academic institutions.  Essentially, our end-user can be defined as ‘any end-user requiring network security solutions for protecting their mission critical data’.

We were organized in Texas in September 1983 and reincorporated in Delaware in October 1995. For more than 15 years, we provided local area networking equipment and were known as Optical Data Systems or ODS Networks. On April 17, 2000, we announced plans to sell, or otherwise dispose of, our networking divisions, which included our Essential Communications division and our local area networking assets. On June 1, 2000, we changed our name from ODS Networks, Inc. to Intrusion.com, Inc., and our NASDAQ ticker symbol from ODSI to INTZ to reflect our focus on intrusion prevention and detection solutions, along with information compliance and data privacy protection products. On November 1, 2001, we changed our name from Intrusion.com, Inc. to Intrusion Inc.

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

On March 18, 2004, we filed an amendment to our certificate of incorporation to effect a one-for-four (1:4) reverse stock split of our common stock.  The reverse stock split became effective on March 29, 2004.  All outstanding share numbers and related common stock numbers, such as earnings per share and outstanding options, included in this report are set forth on a post-split basis.

On March 28, 2005, we completed a private placement of 1,065,200 shares of our Series 2 5% Convertible Preferred Stock and warrants to purchase 532,600 shares of our common stock for gross proceeds of $2,663,000.  The preferred shares may be converted into 1,065,200 shares of common stock at an initial conversion price of $2.50 per share, and the warrants may be exercised at a price of $2.77 per share during the five-year period commencing on September 28, 2005.

Product Transition

Over the last four years, we have transitioned our business from sales of our hardware-based PDS and SecureCom network security products to our higher margin software-based SecureNet, Compliance Commander and SpySnare products. Our product families include intrusion prevention and detection, spyware and regulated information compliance products.

During this transition, our sales have declined from $7.8 million in 2002 to $6.5 million in 2003 and $6.0 million in 2004 as sales of our new software products have not been sufficient to offset reduced sales of our hardware products.  Accordingly, we restructured our business to reflect our focus on our sales and to reduce our expenses.  These efforts resulted in a reduction in our operating loss from ($22.8) million in 2002 to ($9.8) million in 2003 and ($4.5) million in 2004.

We plan to continue to focus our business strategy on sales of our higher margin software products, which include SecureNet, Compliance Commander and SpySnare.  We believe that changing regulatory requirements for obtaining and retaining information along with an increased need for data protection and network security will increase market demand for and market acceptance of our products, thus increasing our revenues and operating margins.

Government Sales

In December 2002, our SecureNet network security products became the first product of their kind to receive Common Criteria Certification under the National Information Assurance Partnership (NIAP) Common Criteria Evaluation and Validation Scheme, which is designed to further the goals of the government and commercial sectors to improve security in commercial products.  This government initiated partnership of the National Institute of Standards and Technology and the National Security Agency establishes and verifies information technology standards and certifies products that meet their standards, in an effort to promote the development and use of evaluated information technology products and systems.  This organization also develops national and international standards for information technology security, in an effort to increase the level of trust government and commercial consumers have in information systems and related networking products.  In connection with this certification, we increased our efforts to sell our products to government entities in both the United States and abroad.  We believe that common criteria certification will increase our ability to sell our products to these government entities and, eventually, will drive increased acceptance of our products across a broad range of industries.  Accordingly, on January 17, 2005, we entered into an agreement with the Common Criteria Testing Laboratory at COACT Inc. to register and have our security products certified under NIAP higher evaluated assurance levels.  We believe receiving this certification will provide continued evidence that our products meet the highest standards of quality of government and commercial sector security products.

Sales to U.S. government customers accounted for 53.6% of our revenues for the year ended December 31, 2004, compared to 17.0% of our revenue in 2003.  We expect to continue to derive a substantial portion of our revenues from sales to governmental entities in the future as we continue to market our Common Criteria Certified network security products as well as government use of our regulated information compliance system products.  Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including potential disruption due to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience.

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

Recent Developments

On March 28, 2005, we completed a $2,663,000 private placement of Series 2 5% Convertible Preferred Stock and warrants. In the private placement, we sold 1,065,200 shares of preferred stock at a price of $2.50 per share, which convert into 1,065,200 shares of common stock at an initial conversion price of $2.50 per share, and warrants to purchase 532,600 shares of common stock at an exercise price of $2.77 per share. In connection with the closing of this private placement, we issued warrants to purchase 60,390 shares of our common stock at an exercise price of $2.77 per share to employees of our financial advisor for the private placement.

Industry Background

With the permeation of the Internet as a business enabler over the last decade, network security has changed from being a technology deployed only by the government and the most sophisticated or most paranoid of companies, to technology employed by all sizes of business and a critical component of all mission critical systems. Today, email, instant messengers, World Wide Web access, web sites, web-based applications and e-commerce are integral components of communications and operations for business and government, and the protection of the information communicated through or stored in these applications is crucial. Although the Internet has many business advantages, its openness and accessibility makes it a potential threat to the networks and systems that are attached to it. Computer hackers, curious or disgruntled employees, competitors and innocent mistakes may compromise or destroy information assets or disrupt the normal operations and brand equity of the enterprise. In addition, new regulations and mandates by the government to protect Personally Identifiable Information (PII) have made it imperative that companies have real-time data security products and processes in place.

As a result, enterprises are adopting a variety of security solutions to meet the challenge posed by external and internal threats. To be effective, organizations require enterprise-wide information risk management solutions that are broadly deployed and centrally managed. Organizations seek systems with the optimum combination of best-of-breed capabilities and total cost of ownership. It is our belief that securing the enterprise network requires two key elements:

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

Our SecureNet Network Systems

The Intrusion SecureNet System, Compliance Commander, and SpySnare System can operate standalone or with two primary components, Sensors and the Management System.

Sensors are appliances or software components that are connected to the network and monitor the traffic searching for matches to signatures or database information as evidence of an external or internal network attack or malicious use that could threaten information assets. Signatures are patterns, anomalies and traffic flows that match known attacks or indicate suspicious activities. When the Sensor matches traffic to a signature or customer defined database record it will detect, protect, block (if desired) and report to the Management System.

The Management System controls the Sensors and displays events produced by the Sensors.  Management is used for both configuration of the system and providing highly productive monitoring of the events produced by the system. Management is typically three-tier, where Sensors report to a centralized management system that has multiple analysts viewing the data. Management can also be a standalone system for small- and medium-sized businesses where configuration and monitoring are all done directly from the Sensor.

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

Intrusion Compliance Commander RICS Products

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

The Intrusion Compliance Commander RICS products leverage the same Management and Sensor components of the SecureNet NIP&DS products. Our Compliance Commander solutions are currently designed to address the security and confidentiality issues in the following industries and customers:

•                                          Department of Defense to help prevent the leakage of classified information,

•                                          Healthcare companies (including healthcare providers, insurance companies and medical equipment manufacturers) who are working to comply with HIPAA, and

•                                          Any Financial institutions and e-commerce enterprises working to comply with the customer confidentiality provisions of GLBA and CA SB 1386.

The Compliance Commander RICS solutions provides accuracy through our Dynamic Data Dictionary (D3) technology, which securely connects directly to the customer’s database housing the confidential, classified, or regulated information. The RICS stays up to date with the database to match network traffic to the information that is resident in the database. This provides an automated accurate mechanism to identify leaks and misuse of information assets.  By using the customer’s own data, the Compliance Commander virtually eliminates any potential for false positives.  Users not only benefit from the highly accurate data protection, but also quickly realize the low-cost of ownership by the fully automated updating feature.

The Intrusion LPS leak prevention system targets public and private enterprises with confidential and classified information. The first release specifically targets the U.S. Department of Defense with protection against “spillage”, when classified information leaks to unclassified networks.

Intrusion SpySnare Product

“Spyware” is software that gathers user information without their knowledge through their Internet connection.  Most spyware programs are independent executable files that take on the authorization abilities of the victim.  They include auto-install and auto-update capabilities and can report on any attempts to remove or modify them.  Spyware can install Dynamic Link Library and other executable files.  Spyware can also read, write and delete files and even reformat your hard drive and do this while sending a steady stream of information back to the advertising and marketing companies or hackers.

Usually bundled as a hidden component with software downloaded for free from or shared via the Internet, spyware monitors user activity on the Internet and transmits that information such as email addresses, Internet use, passwords and credit card numbers to someone else.  Because Spyware uses the host computer’s memory and system resources while other computer programs are running, it can often lead to system crashes or instability.  In fact, According to Microsoft, spyware is responsible for half of all PC crashes (Information Week, April 26, 2004).

Our SpySnare product utilizes our high-performance low-latency network analysis engine to implement deep-packet inspections in order to determine if spyware signatures are attempting to get into the customer’s network.   In addition to spyware signatures, SpySnare also includes P2P file sharing signatures which may bean unwanted source for spyware insertions.  Once the user connects to a P2P site, a spyware program can unknowingly get returned to the user’s PC along with the intended file or application.  By using specific signatures for known spyware, SpySnare provides real-time awareness of network traffic which removes much of the guesswork involved in establishing the necessary network defenses and preventing spyware infections.  Once SpySnare detects a spyware signature match, it instantly flags and drops the spyware traffic and alerts the administrator.

Another benefit of our SpySnare product is its ability to operate bi-directionally, allowing it to also block outbound spyware notification attempts.  For example, when a traveling laptop gets infected with spyware and returns to connect to the company network, the spyware program will notify the spyware host website of its presence.  SpySnare will detect the outbound “phone-home” attempt and will likewise block the spyware traffic at the perimeter.

Intrusion SecureNet NIP&DS Products

We believe a primary advantage of the SecureNet NIP&DS is that with a single license purchase, the consumer may choose to deploy the system for intrusion prevention (IPS) or intrusion detection (IDS), providing a superior level of flexibility and simple migration from passive detection to active prevention without additional licensing cost.

Our Network Intrusion Prevention Systems IPS product (NIPS) provides network monitoring and analysis functionality like an IDS, with the added ability to block malicious network traffic. NIPS actively regulates inbound and outbound traffic based on specific users’ access while controlling what they can do with that access on a granular, per-conversation basis.

Network Intrusion Detection Systems IDS product (NIDS) provides detection of specific exploit and misuse patterns in the traffic that the firewall allows.  NIDS detects known exploits and misuse patterns, suspicious activities and anomalous traffic or behavior within both inbound and outbound traffic. This added visibility provides a checking mechanism for the efficacy of the firewall’s rule base.

 Our SecureNet NIP&DS products provide user customizable, protocol decode detection technology for up to Gigabit networks. While Intrusion SecureNet Sensors are in the top-tier of the market for detection and throughput technology, we believe one of the primary benefits provided by our NIP&DS products is to reduce the total cost of ownership to our customers.

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

Our SecureNet Sensors have their own web browser interface for effortless configuration. SecureNet Sensors also deliver complete, stand-alone NIP&DS for the small and medium business with local management and monitoring. This allows customers to use their standard web browser to access a full power; full-featured NIP&DS, without additional hardware or software.

Our SecureNet NIP&DS Sensors are available as Software Sensors and Hardware Sensors with performance and pricing appropriate for networks ranging from 10Mb/s to Gigabit with a Common Criteria EAL2 certified Gigabit appliance. The following is a list of our NIPS and NIDS products:

•                                          Intrusion SecureNet 7000 Software Sensor products for networks up to 1000Mb/s.  Seamlessly turns leading servers and workstations into SecureNet Sensors.

•                                          Intrusion SecureNet CC 7345 rack-mount Hardware Sensor, highly redundant, gigabit Sensor with Common Criteria EAL2 certification—specifically for government deployments.

•                                          Intrusion SecureNet 7145 rack-mount, gigabit Hardware Sensor available with either a copper- or a fiber-monitoring interface.

•                                          Intrusion SecureNet 5500 Software Sensor for networks up to 250Mb/s.  Seamlessly turns leading servers and workstations into SecureNet Sensors.

•                                          Intrusion SecureNet 5545 rack mount 250Mb/s Hardware Sensor for server rooms and datacenters.

•                                          Intrusion SecureNet 5000 Software Sensor for networks up to 100Mb/s.  Seamlessly turns leading servers and workstations into SecureNet Sensors.

•                                          Intrusion SecureNet 5445 rack-mount and 2445 desktop 100Mb/s Hardware Sensors for network deployments and remote and branch offices.

•                                          Intrusion SecureNet 2000 Software Sensor for networks up to 10Mb/s.  Seamlessly turns leading servers and workstations into SecureNet Sensors.

•                                          Intrusion SecureNet 2245 Hardware Sensor for remote and branch offices with throughput up to 10Mb/s at about the price of a laptop.

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

We currently have two third-party product relationships.  Our primary third-party relationship with Check Point Technologies has been significant in previous years due to sales of our PDS appliances, which are integrated with Check Point software.  In connection with our strategy to focus our sales efforts on our higher-margin SecureNet software products, the sales of our PDS products and maintenance related to these products have decreased from 16.7% of our revenue in 2003 to 9.7% or our revenue in 2004.  As we continue to migrate our business away from our PDS and other hardware products, we expect our reliance on CheckPoint to continue to decline; however, sales of our new software products may not replace the anticipated decline in sales of our PDS products, and our revenues may decline as a result. Our other third-party relationship is not material and is not expected to be material as the product offering is only a complimentary item to our existing product offering.

Customer Services

In addition to offering our network security products, we also offer a wide range of services, including design and configuration, project planning, training, installation and maintenance.

Product Development

The network security industry is characterized by rapidly changing technology, standards, economy and customer demands. We believe that our future success depends in large part upon the timely enhancement of existing products as well as the development of technologically advanced new products that meet industry standards, perform successfully and simplify the user’s tasks so that they can do more with fewer resources, all to achieve market acceptance. We are currently marketing next-generation network NIP&DS, Compliance Commander RICS and SpySnare products to meet emerging market requirements and are continuously engaged in testing to ensure that our products interoperate with other manufacturers’ products, which comply with industry standards.

During 2004 and 2003, our research and development expenditures were $2.5 million and $3.5 million, respectively. All of our expenditures for hardware and software research and development costs have been expensed as incurred. At December 31, 2004, we had 17 employees engaged in research and product development.

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

Our external manufacturing operations consists of U.S. based hardware assembly and configuration and the loading of the appropriate software.  Materials used in our external manufacturing processes include semiconductors such as microprocessors, memory chips and application specific integrated circuits (ASICs), printed circuit boards, power supplies and enclosures.  However, our need for these components is decreasing as we focus on sales of our software-based products.  We have relationships with various interchangeable outsourced assembly operations and do not rely on any one operation as the work performed is not specific to the assembler we use.  We do not anticipate any problems with our current outsourcing operations nor do we believe there will be any problems with changing or adding to existing operations.

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

Sales, Marketing and Customers

    Field Sales Force.  Our direct sales organization focuses on major account sales, channel partners including distributors,

Value Added Resellers (VARs) and integrators; promotes our products to current and potential customers; and monitors evolving customer requirements. The field sales and technical support force provides training and technical support to our resellers and end users and assists our customers in designing secure data networking solutions.

We currently conduct sales and marketing efforts from our principal office in Richardson (Dallas), Texas and through foreign sales offices located in England and Malaysia.  In addition, we have sales personnel, sales engineers or sales representatives located in Los Angeles, Eastern Europe and Spain.

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

    Resellers.  Resellers such as domestic and international system integrators and VARs sell our products as stand-alone solutions to end users and integrate our products with products sold by other vendors into network security systems that are sold to end users. Our field sales force and technical support organization provide support to these resellers. Our agreements with resellers are non-exclusive, and our resellers generally sell other products that may compete with our products. Resellers may place higher priority on products of other suppliers who are larger than and have more name recognition than us, and there can be no assurance that resellers will continue to sell and support our products.

    Foreign Sales.  We believe that rapidly evolving international markets are important sources of future net sales. Our export sales are currently being made through a direct sales force supplemented by international resellers in Europe, Asia and Canada.  Export sales accounted for approximately 19.2% and 31.4% of total revenue in 2004 and 2003, respectively. See “Management’s Discussion and Analysis or Plan of Operations” included in this report for a geographic breakdown of our product revenue in 2004 and 2003. Sales to foreign customers and resellers generally have been made in United States dollars.

    Marketing.  We have implemented several methods to market our products, including public relations and placed articles, regular participation in and presenting during trade shows and seminars, advertisement in trade journals, telemarketing, distribution of sales literature and product specifications and ongoing communication with our resellers and installed base of end-user customers.

    Customers.  Our end-user customers include high technology, e-commerce, manufacturing, government agencies, military, financial institutions, telecommunications, retail, transportation, healthcare, insurance, entertainment, utilities, energy companies, and academic institutions.  Essentially, our customers include any entity requiring network security solutions for protecting their mission critical data.  Sales to certain customers and groups of customers can be impacted by seasonal capital expenditure approval cycles, and sales to customers within certain geographic regions can be subject to seasonal fluctuations in demand.

Although we sell our products to many customers, through various distribution channels, no one commercial customer or reseller accounted for 10% or more of our total revenue in any of the past three fiscal years.  However, in 2004, 53.6% of our revenue was derived from a variety of U.S. government entities through system integrators and resellers.  A reduction in our sales to U.S. government entities could have a material adverse effect on our business and operating results if not replaced.

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

Competition

The market for network and data protection security solutions is intensely competitive and subject to frequent product introductions with new technologies, improved price and performance characteristics. Industry suppliers compete in areas such as conformity to existing and emerging industry standards, interoperability with networking and other security products, management and security capabilities, performance, price, ease of use, scalability, reliability, flexibility, product features and technical support. We believe that our approach focusing on network perimeters with market leading high-performance network technology that reduces the total cost of ownership as compared to our competition provides us with an advantage with large organizations with complex security requirements.

There are numerous companies competing in various segments of the data security markets. Our principal competitors in the network intrusion prevention and detection market include Internet Security Systems, Inc., Cisco Systems, Inc., Symantec, Inc., Netscreen Technologies, Inc., Network Associates, Inc., Tipping Point Technologies, a division of 3Com Corporation, and NFR Security, Inc.  Our competitors in the regulated information compliance market include Vontu, Vericept, Reconnex and a small number of start-up companies that entered the space within the last two-years. Regarding the spyware prevention market, we currently directly and indirectly compete with a number of host-based spyware detection systems, such as Ad-Aware, Spybot and Spy Sweeper and some inline proxy solutions such as Blue Coat Systems, Inc.  We expect that some of the current host based spyware offerings will also propose inline perimeter spyware prevention systems in the near future.

Furthermore, some of our competitors have substantially greater financial, technical, sales and marketing resources, better name recognition and a larger customer base than we do. In addition, many of our competitors may provide a more comprehensive networking and security solution than we currently offer. Even if we do introduce advanced products, which meet evolving customer requirements in a timely manner, there can be no assurance that our new products will gain market acceptance.

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

Employees

As of December 31, 2004, we employed a total of 41 persons, including 13 in sales, marketing and technical support, 3 in manufacturing and operations, 17 in research and product development and 8 in administration and finance.

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

Factors That May Affect Future Results of Operations

In addition to the other information in this Form 10-KSB, the following factors should be considered in evaluating Intrusion Inc. and our business.

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

Our revenues have declined from $6.5 million in 2003 to $6.0 million in 2004 in connection with a shift to sales of our newer product lines. If our network intrusion detection and regulated information compliance system products do not achieve market acceptance, our revenues will suffer.

Over the past four years, we have continued to transition our sales strategy from our lower margin SecureCom and PDS security appliance products to the development and sales of our higher margin SecureNet network intrusion detection/prevention products.  During this transition, sales of our new products were not enough to counteract the loss in sales associated with our older products.  As a result, our net revenues have declined from approximately $6.5 million in 2003, to approximately $6.0 million in 2004.

Our new network security products, regulated information compliance systems and spyware products have only been in the market place for a limited period of time and may have longer sales cycles than our previous products.  Although response to our products has been positive, we have not yet received broad market acceptance.  We cannot assure you that our present or future products will achieve market acceptance on a sustained basis.

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

Further, we believe that our status as one of only a few companies to receive Common Criteria Certification under the National Information Assurance Partnership (NIAP) Common Criteria Evaluation and Validation Scheme for network security products and our efforts to have our security products certified under NIAP higher evaluated assurance levels will provide us an advantage in obtaining market acceptance of our products by government entities and other commercial users.

However, if we are not able to obtain this additional certification or if our competitors receive certification of their products, we may not receive advantage with government and other customers we expect, and our sales and revenues would suffer.

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

As a result of these sales, we now depend exclusively on revenues generated from the sale of our network security products, which have received limited market acceptance.  Moreover, we have only recently introduced our regulated information compliance systems and spyware products, and the market for these products has only begun to emerge.  Consequently, we resemble a developmental stage company and will face the following inherent risks and uncertainties:

•                  the need for our network security products, regulated information compliance systems and spyware products to achieve market acceptance and produce a sustainable revenue stream;

•                  our ability to manage costs and expenses;

•                  our dependence on key personnel;

•                  our ability to obtain financing on acceptable terms; and

•                  our ability to offer greater value than our competitors.

Our business strategy may not successfully address these risks.  If we fail to recognize significant revenues from the sales of our network security products, regulated information compliance systems and spyware products, our business, financial condition and operating results would be materially adversely affected.

We had a net loss of $4.5 million and an accumulated deficit of $48.7 million as of the year ending December 31, 2004.  As a result, we must generate substantially greater revenues from sales in order to achieve profitability.

We have incurred significant operating losses and are uncertain about our future operating results.  For the year ended December 31, 2004, we incurred a net loss of $4.5 million and had an accumulated deficit of approximately $48.7 million at December 31, 2004.  In addition, our revenues have declined from $6.5 million in 2003, to $6.0 million in 2004.  We need to generate and sustain substantially greater revenues from the sales of our products if we are to achieve profitability.  If we are unable to achieve these greater revenues, our losses will continue indefinitely, and we may never achieve or sustain profitability or generate positive cash flow.

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

Our principal competitors in the network intrusion prevention and detection market include Internet Security Systems, Inc., Cisco Systems, Inc., Symantec, Inc., Netscreen Technologies, Inc., Network Associates, Inc., Tipping Point Technologies, a division of 3Com Corporation, and NFR Security, Inc.  Our competitors in the regulated information compliance market include Vontu, Vericept, Reconnex and a small number of start up companies that entered the space within the last two-years. Regarding the spyware prevention market, we currently directly and indirectly compete with a number of host-based spyware detection systems, such as Ad-Aware, Spybot and Spy Sweeper and some inline proxy solutions such as Blue Coat Systems, Inc.  We expect that some of the current host based spyware offerings will also propose inline perimeter spyware prevention systems in the near future.  Our current and potential competitors may have one or more of the following significant advantages over us:

•                  greater financial, technical and marketing resources;

•                  better name recognition;

•                  more comprehensive security solutions;

•                  better or more extensive cooperative relationships; and

•                  larger customer base.

Although we believe that our focus on the network perimeter with market leading technology and network visibility technology that reduce the total cost of ownership provides us with an advantage with large organizations with complex security requirements, we cannot assure you that our products will achieve market acceptance or that we will be able to compete successfully with our existing or new competitors.

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

Our cash, cash equivalents, and investments declined from $2.7 million at December 31, 2003 to $2.4 million at December 31, 2004.  As a result of our expected continuing net cash outflows, we may not have sufficient cash to operate our business.

As of December 31, 2004, we had cash, cash equivalents and investments in the amount of approximately $2.4 million, down from approximately $2.7 million as of December 31, 2003.  Although we believe the additional $2.66 million in gross proceeds we received in connection with a private placement of preferred stock and warrants we completed on March 28, 2005 will provide us with sufficient cash resources to finance our operations for the next twelve months, the sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control.  In addition, the payment of accrued dividends on our outstanding preferred stock may reduce our available cash resources.  Moreover, despite our actions to reduce costs and improve profitability, we expect our net operating losses and net operating cash outflows to continue through at least the first half of 2005.  We do not currently have any further arrangements for financing, and we may not be able to secure additional debt or equity financing on terms that are acceptable to us, or at all, at the time when we need this financing.  If our business does not generate sufficient cash flow from operations and sufficient financing resources are not available, we may not be able to operate or grow our business, pay our expenses when due or fund our other liquidity needs.

Our failure to realize the expected benefits of our recent restructuring efforts could adversely affect our operating results.

Since we began restructuring in 2002, we have incurred approximately $1.0 million in restructuring charges, severance, and related expenses. The objective of our restructuring plan was to reduce our cost structure to a sustainable level that is consistent with our current cash resources and the general economic climate.  We have also implemented other strategic initiatives to strengthen our operations, such as reductions in our work force and facilities and aligning our organization around our business objectives.  Any further work force reductions could result in temporary reduced productivity of our remaining employees.  Additionally, our customers and prospects may delay or forgo purchasing our products due to a perceived uncertainty caused by our restructuring and other changes.  Failure to achieve the desired results of our initiatives could seriously harm our business, results of operations and financial condition.

Consolidation in the network security industry may limit market acceptance of our products.

Several of our competitors have acquired security companies with complementary technologies in the past, such as the recent acquisition of Tipping Point Technologies by 3Com and the merger of Symantec and Veritas, and we expect consolidation in the network security industry to continue in the future.  These acquisitions may permit our competitors to accelerate the development and commercialization of broader product lines and more comprehensive solutions than we currently offer.  Acquisitions of vendors or other companies with which we have a strategic relationship by our competitors may limit our access to commercially significant technologies.  Further, business combinations in the network security industry are creating companies with larger market share, customer bases, sales forces, product offerings and technology and marketing expertise, which may make it more difficult for us to compete.

Revenues from government entities accounted for 53.6% of our revenues for the year ended December 31, 2004.  Government customers involve unique risks, which could adversely impact our revenues.

We derived 53.6% of our revenues from sales to various U.S. government entities for the year ended December 31, 2004.  We expect to continue to derive a substantial portion of our revenues from U.S. government customers in the future.  Sales to the government present risks in addition to those involved in sales to commercial customers, including potential disruption due to appropriation and spending patterns and the government’s right to cancel contracts and purchase orders for its convenience.  General political and economic conditions, which we cannot accurately predict, directly and indirectly may affect the quantity and allocation of expenditures by federal departments.  In addition, obtaining government contracts may involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements.  Each government entity also maintains its own rules and regulations with which we must comply and which can vary significantly among departments.  As a result, cutbacks or re-allocations in the federal budget or losses of government sales due to other factors could have a material adverse effect on our revenues and operating results.

We derived 19.2% of our revenues from international customers for the year ended December 31, 2004.  Our ability to sell our products internationally is subject to certain risks, which could harm our business.

Revenues from foreign customers accounted for approximately 19.2% of our revenues for the year ended December 31, 2004.  We expect sales to foreign customers to continue to represent a significant portion of our revenues in the future.  Our international operations are subject to many inherent risks that may adversely affect our business, financial condition and operating results, including:

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

Sales through indirect channels accounted for 36.9% of our revenues for the year ended December 31, 2004.  Our revenues will suffer if we do not expand our sales through, or receive the anticipated benefits from our sales through, indirect sales channels.

We derived 36.9% of our revenues for the year ended December 31, 2004 from sales through indirect sales channels, such as distributors, value added resellers, system integrators, original equipment manufacturers and managed service providers.  We believe we must expand our sales through these indirect channels in order to increase our revenues.  Although we are actively pursuing a strategy to increase the percentage of our revenues generated through these indirect sales channels, we cannot assure you that our products will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues as expected.  Further, many of our competitors are also trying to sell their products through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our products.

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

The market price of our common stock has been highly volatile in the past and may continue to be volatile in the future.  For example, in fiscal year 2004, the market price of our common stock on The NASDAQ SmallCap Market fluctuated between $0.86 to $4.40 per share.  The market price of our common stock may fluctuate significantly in response to a number of factors, many of which are outside our control, including:

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

Certain rights of the holders of our preferred stock may hinder our ability to raise additional financing.

We cannot issue shares of capital stock with rights senior to those of our existing 5% preferred stock or Series 2 5% preferred stock without the approval of at least a majority of the holders of our 5% preferred stock and all of the holders of our Series 2 5% preferred stock, voting or acting as separate classes.  We also cannot incur certain indebtedness without the approval of at least a majority of the holders of our 5% preferred stock.  In addition, holders of the Series 2 5% preferred stock who are not executive officers or directors have the right to purchase a pro rata portion of certain future issuances of securities by us.  The combination of these provisions could hinder or delay our ability to raise additional debt or equity financing.

You will experience substantial dilution upon the conversion of the shares of preferred stock and exercise of warrants that we issued in our recent private placements.

On March 25, 2004, we completed a $5,000,000 private placement in connection with which we issued 1,000,000 shares of our 5% Convertible Preferred Stock and warrants to acquire 556,619 shares of our common stock.  The conversion price for the preferred stock and the exercise price of the warrants is $3.144 per share.  We also issued our placement agent a warrant for 64,408 shares of our common stock at an exercise price of $3.144 per share.  As of March 28, 2005, there were 439,392 shares of 5% preferred stock, representing 698,776 shares of common stock upon conversion, and warrants to purchase 556,619 shares of common stock outstanding.

In addition, on March 28, 2005, we completed a $2,663,000 private placement in connection with which we issued 1,065,200 shares of our Series 2 5% Convertible Preferred Stock and warrants to acquire 532,600 shares or our common stock.  The conversion price for the preferred stock is $2.50 per share and the exercise price of the warrants is $2.77 per share.

On March 28, 2005, we had 6,058,030 shares of common stock outstanding.  As a result, we expect the private placements to result in a further dilution to holders of our common stock upon conversion of the preferred stock and exercise of the warrants of 2,853,195 shares of common stock, or an approximately 47.1% increase in the number of shares of our common stock outstanding.

The conversion of preferred stock or exercise of warrants we issued in the private placements may cause the price of our common stock to decline.

The holders of the shares of 5% preferred stock and warrants we issued on March 25, 2004, may freely convert their shares of preferred stock and exercise their warrants and sell the underlying shares of common stock pursuant to an effective registration statement we filed on August 6, 2004.  As of February 28, 2005, 560,608 shares of preferred stock had converted into 891,551 shares of common stock.  In December 2004, we received notice that 160,000 preferred shares converted into 254,452 shares of common stock and in January 2005 we received notice that 400,608 preferred shares converted into 637,099 shares of common stock.  In addition, upon the effectiveness of the registration statements related to our March 28, 2005 private placement, the holders of Series 2 5% preferred stock and warrants we issued in that private placements will be able to freely convert their shares of preferred stock and exercise their warrants and sell their underlying shares of common stock.

For the four weeks ended on February 25, 2005, the average daily trading volume of our common stock on The NASDAQ SmallCap Market was 100,153 shares.  Consequently, if holders of preferred stock or warrants elect to convert their remaining shares or exercise their warrants and sell a material amount of their underlying shares of common stock on the open market, the increase in selling activity could cause a decline in the market price of our common stock.  Furthermore, these sales, or the potential for these sales, could encourage short sales, causing additional downward pressure on the market price of our common stock.

The percentage of our revenues attributable to sales of our PDS products integrated with software of Check Point Software Technologies decreased from 16.7% in 2003 to 9.7% in 2004.  Because sales of our newer products may not offset the reduced sales of our PDS products, a change in our relationship with Check Point could have a negative effect on our operating results.

Our PDS family of security appliances, which are integrated with Check Point Software Technologies’ market-leading VPN-1®/FireWall-1® software, represented 9.7% of our revenues for the year ended December 31, 2004.  These percentages are down from 16.7% of our revenues for the year ended December 31, 2003.  We expect the percentage of our sales attributable to our PDS products to decline in the future; however, our reliance on newer product sales may not replace the anticipated decline in revenue from sales of our PDS products.  Although we are a certified appliance partner of Check Point and our PDS products have received Check Point certification, we have no long-term agreement or exclusive relationship with Check Point.  As a result, the loss or significant change in our relationship with Check Point, the failure of our PDS products to maintain or receive Check Point certification, the business failure of Check Point or its acquisition by or of one of our competitors and the loss of market share of Check Point or market acceptance of its products could each have a material adverse effect on our business, financial condition and results of operations.

Our acquisition of complementary products or businesses may adversely affect our financial condition.

We have made acquisitions in the past and, in the future we may acquire or invest in additional companies, business units, product lines or technologies to accelerate the development of products and sales channels complementary to our existing products and sales channels.  Negotiation of potential acquisitions and integration of acquired products, technologies or businesses could divert our management’s time and resources.  Future acquisitions could cause us to issue equity securities that would dilute your ownership of us, incur debt or contingent liabilities, amortize intangible assets or write off in-process research and development, goodwill and other acquisition-related expenses that could seriously harm our financial condition and operating results.  Further, if we are not able to properly integrate acquired products, technologies or businesses with our existing products and operations, train, retain and motivate personnel from the acquired business or combine potentially different corporate cultures, we may not receive the intended benefits of our acquisitions, which could adversely affect our business, operating results and financial condition.

The payment of accrued dividends on our preferred stock may strain our cash resources.

Shares of our 5% convertible preferred stock accrue cash dividends equal to $0.25 per share per annum, payable in arrears on March 31 and September 30 of each year, and shares of our Series 2 5% convertible preferred stock accrue cash dividends equal to $0.125 per share per annum, payable in arrears on the first business day of March, June, September and December of each year.  During 2004, we paid $129 thousand in dividends related to our 5% convertible preferred stock and at December 31, 2004, we have dividends accrued related to the 5% convertible preferred stock of $63 thousand.

Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.  We have not had net profits for the last two fiscal years, and as of December 31, 2004.  However, we did have sufficient capital surplus, defined as the amount by which our net assets exceed our stated capital, based on par value of our outstanding shares as provided by Delaware law.  Although we are currently able to pay accrued dividends on our outstanding shares of preferred stock, we cannot assure you that our net assets will continue to exceed our stated capital or that we will have net profits in order to pay these dividends in the future.  These dividends continue to accrue on our outstanding shares of preferred stock, regardless of whether we are legally able to pay them.  The accrual of these dividends may adversely affect our operating results.  In addition, the payment of these dividends could strain our available cash resources, which could adversely affect our ability to operate or grow our business.  Furthermore, our inability to pay dividends could adversely affect our ability to raise equity financing in the future if required.

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

As of March 28, 2005, our executive officers, directors and preferred stockholders beneficially own approximately 42% of our voting power.  As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us.  These stockholders may use their influence to approve or take actions that may be adverse to your interests.

Item 2.           Description of Property.

Our headquarters are located in a two-story building in Richardson, Texas.  We occupy approximately 30,000 square feet of floor space in this facility. This facility includes our corporate administration, operations, marketing, research and development, sales and technical support personnel.  During 2004, we renegotiated our lease to reduce our square footage and increase the term of our lease.  We will occupy 30,000 square feet in this facility through February 2010.

Approximately one-half of our security software research and development staff is located in a 6,464 square foot leased property in San Diego, California.  This lease was renewed in August 2004 and will expire in August 2006.  Research and development personnel occupy this facility.

In addition, we lease small amounts of office space for sales and technical support personnel domestically and internationally in England, Germany and Malaysia. We believe that the existing facilities at December 31, 2004 will be adequate to meet our requirements through 2005.  See Note 4 of Notes to Consolidated Financial Statements for additional information regarding our obligations under leases.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders during the fourth quarter of 2004.

PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.

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

Our common stock trades on The NASDAQ SmallCap Market, where it is currently listed under the symbol “INTZ.”  As of February 28, 2005, there were approximately 91 registered holders of record of the common stock. The following table sets forth, for the periods indicated, the high and low per share intra-day sales prices for the common stock, as reported by The NASDAQ Stock Market.  Market values for 2003 through First Quarter 2004 have been retroactively adjusted to give effect to the one-for-four reverse stock split effective March 29, 2004.

	2004		2003
	High	Low	High	Low

First Quarter	$4.40	$1.60	$2.00	$0.60
Second Quarter	3.88	1.44	4.60	0.48
Third Quarter	2.00	0.86	4.80	2.24
Fourth Quarter	3.75	1.30	5.52	1.96

We have not declared or paid cash dividends on our common stock in our two most recent fiscal years. We intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Future dividends on common stock, if any, will be determined by our Board of Directors.  However, shares of our 5% convertible preferred stock accrue cash dividends equal to $0.25 per share per annum, payable in arrears on March 31 and September 30 of each year, and shares of our Series 2 5% convertible preferred stock accrue cash dividends equal to $0.125 per share per annum payable in arrears on the first business day of March, June, September and December of each year.  During 2004, we paid $129 thousand in dividends related to our 5% convertible preferred stock and at December 31, 2004, we have dividends accrued related to the 5% convertible preferred stock of $63 thousand.

Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.  We have not had net profits for the last two fiscal years, and as of December 31, 2004.  However, we did have sufficient capital surplus, defined as the amount by which our net assets exceed our stated capital, based on par value of our outstanding shares as provided by Delaware law.  Although we are currently able to pay accrued dividends on our outstanding shares of preferred stock, we cannot assure you that our net assets will continue to exceed our stated capital or that we will have net profits in order to pay these dividends in the future.  These dividends continue to accrue on our outstanding shares of preferred stock, regardless of whether we are legally able to pay them.  The accrual of these dividends may adversely affect our operating results.  In addition, the payment of these dividends could strain our available cash resources, which could adversely affect our ability to operate or grow our business.  Furthermore, our inability to pay dividends could adversely affect our ability to raise equity financing in the future if required.

All stock option plans under which our common stock is reserved for issuance have previously been approved by our shareholders. The following table provides summary information as of December 31, 2004 for all of our stock option plans (in thousands, except per share data). See Note 7 to our consolidated financial statements for additional discussion.

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options, Excludes Warrants Rights	No. of Shares of Common Stock Remaining Available for Future Issuance

Equity compensation plans approved by security holders	404	(1)	$11.08	423	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	404		$11.08	423

(1)          Included in the outstanding options are 358,187 from the 1995 Plan, 3,400 from the 1987 Plan and 42,500 from the 1995 Non-Employee Director Plan.

(2)          Does not include Employee Stock Purchase Plan. At December 31, 2004, 79,298 shares were available for future issuance under this plan.

Item 6.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

“Safe Harbor” Statement under the Private Litigation Reform Act of 1995

This Annual Report, other than historical information, may include forward-looking statements, including statements with respect to financial results, product introductions, market demand, sales channels, industry trends, sufficiency of cash resources and certain other matters. These statements are made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those discussed in the section entitled “Factors That May Affect Future Results of Operations” in Item 1 and elsewhere in this Annual Report on Form 10-KSB and other filings with the Securities and Exchange Commission.

This report may include various non-GAAP financial measures (as defined by SEC Regulation G), including our cash used in operations excluding costs associated with a litigation settlement and severance charges.  Our management believes these measures provide useful information to investors about our financial condition and results of operations for the period presented by eliminating the affects of one-time and other transactions that can distort underlying operational results in order to provide greater comparability of our financial performance on a year-to-year basis. The most directly comparable GAAP financial measures and reconciliation of the difference between GAAP and non-GAAP financial measures can be found in the text of this report and our consolidated financial statements included in this report.

Overview

We develop, market and support a family of network intrusion prevention, intrusion detection, regulated information compliance and data privacy protection products.  Our product families include the Compliance Commander™ for regulated information and data privacy protection, Intrusion SpySnare™ for real-time inline blocking of spyware and unwanted peer-to-peer (P2P) applications, and Intrusion SecureNet™ for network intrusion prevention and detection.  Intrusion’s products help protect critical information assets by quickly detecting, protecting, analyzing and reporting attacks or misuse of classified, private and regulated information for government and enterprise networks.

We market and distribute our products through a direct sales force to end-users, distributors and numerous domestic and international system integrators, managed service providers and value-added resellers. Our end-user customers include high technology, e-commerce, manufacturing, government agencies, military, financial institutions, telecommunications, retail, transportation, healthcare, insurance, entertainment, utilities, energy companies, and academic institutions.  Essentially, our end-user can be defined as ‘any end-user requiring network security solutions for protecting their mission critical data’.

We were organized in Texas in September 1983 and reincorporated in Delaware in October 1995. For more than 15 years, we provided local area networking equipment and were known as Optical Data Systems or ODS Networks. On April 17, 2000, we announced plans to sell, or otherwise dispose of, our networking divisions, which included our Essential Communications division and our local area networking assets. On June 1, 2000, we changed our name from ODS Networks, Inc. to Intrusion.com, Inc., and our NASDAQ ticker symbol from ODSI to INTZ to reflect our focus on intrusion prevention and detection solutions, along with information compliance and data privacy protection products. On November 1, 2001, we changed our name from Intrusion.com, Inc. to Intrusion Inc.

Our principal executive offices are located at 1101 East Arapaho Road, Richardson, Texas 75081, and our telephone number is (972) 234-6400.  Our website URL is www.intrusion.com.  References to “we”, “us”, “our” or “Intrusion Inc.” refer to Intrusion Inc. and its subsidiaries.

Our revenues have decreased over the past two years due primarily to the change in our product focus from networking hardware to network security software products and a decrease in sales volume related to this transition.  As a result, our revenues have declined over the past two years from $6.5 million in 2003, to $6.0 million in 2004.  To date, we have not encountered significant competition in the market, which has caused a decrease in our sales prices when compared to sales prices in previous years.  To help counteract our declining revenues and bring our operations in line with our new strategic focus, we reduced our employee headcount and discontinued manufacturing operations.  Our global headcount has declined over the past two years in an effort to reduce costs and align our efforts with our core software based products.  As we continued our migration away from the hardware based products, our global headcount declined from 44 employees in 2003, to 41 employees in 2004.  As a result of our migration to software-based solutions and the discontinuance of manufacturing operations, our margins have increased over the past two years from 38.4% in 2003, to 51.0% in 2004.  We have also restructured our personnel and operations around the development and sale of our core software products.  As a result of these efforts, we believe we have reduced operating expenses to a level that will remain consistent going forward.

The reductions to our operating expenses, in particular research and development expenses, over the past two years have not significantly impacted our research and development efforts, as we continue to expand our product offerings.  We are not allocating resources to hardware development, as in the past, and we are able to focus on new product offerings related to our software-based products.  We expect our product offering to continue to expand as we continue to offer new and expanded products for the intrusion detection, intrusion prevention and regulated information compliance markets.

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

We recognize software revenue from the licensing of our software products in accordance with Statement of Position (“SOP”) No. 97-2 “Software Revenue Recognition”, SOP 98-9 “Modification of 97-2, Software Revenue Recognition, with respect to certain transactions” and Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” whereby revenue from the licensing of our products is not recognized until all four of the following criteria have been met: i) execution of a written agreement; ii) delivery of the product has occurred; iii) the fee is fixed and determinable; and iv) collectibility is probable. Bundled hardware and perpetual software product sales are recognized at time of delivery, as our licenses are not sold on a subscription basis.  In the case of multiple product and service sales, we perform a Vendor Specific Objective Evidence analysis to appropriately determine the amount of revenue derived from each deliverable.  If our license strategy changes and we begin to offer licenses on a subscription basis, we would perform this analysis in a similar manner.  Under these circumstances, the revenue related to the license would be recognized ratably over the subscription period.  Market values are easily obtained for all of our product offerings, as we have historical sales information on our product offerings.  We defer and recognize maintenance and support revenue over the term of the contract period, which is generally one year.

We have signed distribution agreements with distributors in the United States, Europe and Asia. In general, these relationships are non-exclusive. Distributors typically maintain an inventory of our products. Under these agreements, we provide certain protection to the distributors for their inventory of our products for price reductions as well as products that are slow moving or have been discontinued by us. Historically, returns from our distributors and charges related to price reductions on inventory held by distributors have not been material.  Recognition of sales to distributors and related gross profits are deferred until the distributors resell the merchandise. However, since we have legally sold the inventory to the distributor and we no longer have care, custody or control over the inventory, we recognize the trade accounts receivable and reduce inventory related to the sale at the time of shipment to the distributor. Revenue, offset by deferred cost of sales, is included in deferred revenue in the accompanying financial statements.  Since the net balance in Deferred Revenue represents the sales price less the cost of the product maintained by the distributors, the deferred costs of these products are included in our obsolescence and slow-moving analysis and are written down according to their estimated current value.  This transaction, effectively recognizes expense for the write-down, if any, and increases the net liability in the deferred revenue account.

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

Results of Operations

The following tables set forth, for the periods indicated, certain financial data as a percentage of net revenue.

	Year Ended December 31,
	2004	2003

Net product revenue	72.5%	64.8%
Net customer support and maintenance revenue	27.5	35.2
Total revenue	100.0	100.0
Cost of product revenue	46.3	50.1
Cost of customer support and maintenance revenue	2.7	11.5
Total cost of revenue	49.0	61.6
Gross profit	51.0	38.4
Operating expenses:
Sales and marketing	61.3	96.2
Research and development	42.4	54.0
General and administrative	19.0	25.2
Litigation settlement	—	6.9
Severance costs	4.5	7.3
Operating loss	(76.2)	(151.2)
Interest income, net	0.7	2.8
Other income, net	0.3	0.2
Loss from operations before income taxes	(75.2)	(148.2)
Income tax provision	—	—
Net loss	(75.2)	(148.2)
Preferred stock dividends accrued	(3.2)	—
Beneficial conversion feature on preferred stock	(15.6)	—
Net loss attributable to common stockholders	(94.0)%	(148.2)%

	2004	2003

Domestic revenue	80.8%	68.6%
Export revenue to:
Europe	11.2	23.0
Canada	4.5	0.9
Asia	3.2	7.4
Latin America	0.3	0.1
Net revenue	100.0%	100.0%

2004 compared with 2003

Net Revenue

Total revenue decreased 7.1% to $6.0 million in 2004 from $6.5 million in 2003.  This decline is related to the transition away from our hardware-based products, which carried higher sales prices and lower margins to our software-based products, which carry lower sales prices and higher margins.  Our customer support and maintenance revenue decreased 27.3% from $2.3 million in 2003 to $1.7 million in 2004.  This decline is mainly due to the expiration of maintenance contracts related to our legacy products and lower support and maintenance revenues associated with our lower priced software-based products.  Further sales of our newer software based products have not been sufficient to counteract our gradual discontinuation of sales of our PDS firewall products.  In addition, we believe a continued sluggish general worldwide economy has negatively impacted sales of our SecureNet product line. In 2004 total revenues related to our SecureNet product line increased 17.8% or $0.8 million from $4.6 million in 2003 to $5.4 million in 2004, and our non-core product lines, including our PDS and SecureCom hardware products decreased 68.6% or $1.3 million from $1.9 million in 2003 to $0.6 million in 2004.  Our product revenues increased 3.9% from $4.2 million in 2003 to $4.4 million in 2004.  This increase was the result of our increase in our product sales of the SecureNet product family.  We expect this trend to continue in the future.

Export sales in 2004 decreased to $1.2 million, or 19.2% of net revenue, compared to $2.0 million, or 31.4% of net revenue in 2003 primarily due to a continued economic decline, our focus on domestic revenues and a decrease in international technology spending.  As part of our headcount reductions, we have focused most of our sales personnel on the domestic market.  Although we do expect to continue to derive a significant portion of our revenues from international sales, we do not rely on any one country, region or customer for these sales.  Sales of our products internationally may be subject to exchange risk, which may cause our products to effectively increase in price, if the exchange rate moves significantly and the dollar gains value over the foreign currency.

Historically, due to the timing of our sales cycle, a significant portion of our monthly sales occurs in the second half of the month.  Accordingly, our receivables increase at the end of each month, which causes a higher accounts receivable balance at month end. This monthly trend also causes an inflated comparative relationship between revenue and accounts receivable. We believe that this monthly trend will continue because monthly sales forecast and planning meetings are held in the first week of every month, the middle of the month is focused on sales calls to customers and the later half of the month on closing sales. The monthly trend was exaggerated at December 2004 and December 2003, due to unusually high sales volume occurring in the last half of each of these months.

Gross Profit

Gross profit increased 23.3% to $3.1 million in 2004 from $2.5 million in 2003. As a percentage of net revenue, gross profit increased to 51.0% for 2004 from 38.4% in 2003. This increase is primarily associated with a more profitable product mix in 2004.  Gross profit on products increased from 22.7% in 2003 to 36.1% in 2004 due to the shift in a more profitable product mix, namely our software-based products.  Gross profit on customer support and maintenance increased from 67.4% in 2003 to 90.1% in 2004.  The increase in gross profit on customer support and maintenance was mainly due to lower hardware related repair costs in conjunction with our strategic decision to move towards software-based solutions.  As we continue to migrate from our older hardware-based products to our newer software-based products, we expect our margins to continue to increase.

Gross profit as a percentage of net revenue is impacted by several factors, including shifts in product mix, changes in channels of distribution, sales volume, fluctuations in manufacturing costs, pricing strategies, and fluctuations in sales of integrated third-party products.

Sales and Marketing

Sales and marketing expenses decreased 40.8% to $3.7 million in 2004 from $6.2 million in 2003 as we focused our sales force domestically, including headcount reductions, to respond to the decline in sales. As a percentage of net revenue, sales and marketing expenses decreased to 61.3% in 2004 from 96.2% in 2003. We expect sales and marketing expenses to remain relatively consistent in 2005 compared to 2004 as we believe we have recognized the full benefit from restructuring actions taken throughout 2003 and 2004.  We also expect sales and marketing expenses, as a percentage of net revenue, to decrease in 2005 compared to 2004 as we recognize the full year benefit of restructuring efforts in 2004 along with an expected increase in revenue in 2005.

Research and Development

Research and development expenses decreased 27.1% to $2.5 million, or 42.4% of net revenue, in 2004 compared to $3.5 million, or 54.0% of net revenue, in 2003 as we recognized the full benefit of headcount reductions and restructuring actions taken during 2003 and 2004. Our research and development costs are expensed in the period in which they are incurred. We expect research and development expenses to remain relatively consistent in 2005 compared to 2004.  We expect research and development, as a percentage of net revenue, also to decrease in 2005 compared to 2004 as our revenue increases.

General and Administrative

General and administrative expenses decreased 29.8% to $1.1 million in 2004 from $1.6 million in 2003 as we realized the full benefit of headcount reductions in 2004.  As a percentage of net revenue, general and administrative expenses decreased to 19.0% in 2004 from 25.2% in 2003.  We expect general and administration expenses to remain consistent in 2005 compared to 2004.

Litigation Settlement

Litigation settlement expenses were $0.5 million in 2003, due to a settlement of a pending lawsuit with Morgan Newton during the third quarter of 2003.

Severance Costs

In connection with our strategic alignment of our sales force domestically and our continued shift to our new intrusion detection and security appliance product lines during 2004, we streamlined operations and activities that are not aligned with these core markets and strategies. During 2004, we recorded severance charges of $0.3 million for severance as a result of reductions in force.  All severance obligations related to the 2004 charge were paid prior to December 31, 2004 and we were not receiving any benefits from those severed individuals after December 31, 2004.

Severance costs decreased 42.2% to $0.3 million in 2004 from $0.5 million in 2003 as we continued to streamline our operations in 2004.  As a percentage of net revenue, severance costs decreased to 4.5% in 2004 from 7.3% in 2003.  We do not expect significant severance costs in 2005.

Interest Income, Net

Net interest income decreased 76.9% to $42 thousand in 2004 from $182 thousand in 2003 primarily due to a decrease in average cash and interest-bearing investment balances and lower interest rates. We do not expect net interest income to decrease in 2005 compared to 2004 as we expect our average cash and interest-bearing investment balances to increase in 2005 when compared to 2004 as a result of our private placement in the first quarter of 2005 and our anticipated increase in revenue in 2005.  However, we do expect interest rates to remain low, resulting in a lower return on investment. Net interest income will vary in the future based on our cash flow and rate of return on investments.

Income Taxes

Our effective income tax rate was 0% in 2004 and 2003 as valuation allowances have been recorded for the entire amount of the net deferred tax assets due to uncertainty of realization.  We have fully utilized our net operating loss carryback.

Liquidity and Capital Resources

Our principal sources of liquidity at December 31, 2004 were $2.3 million of cash and cash equivalents and $0.1 million of short-term investments. As of December 31, 2004, we do not hold investments with a stated maturity beyond one year. Working capital at December 31, 2004 was $2.5 million compared to $2.4 million as of December 31, 2003.

Net cash used in operations in 2004 was $4.7 million, primarily due to an operating loss of $4.5 million for the year, a decrease in accounts payable, and accrued expenses of $0.6 million and a increase in accounts receivable of $0.2 million, offset by depreciation of $0.2 million, and decreases in inventories of $0.3 million and other assets of $0.1 million.  Future fluctuations in accounts receivable, inventory balances and accounts payable will be dependent upon several factors, including but not limited to quarterly sales, timely collection of accounts receivable, and the accuracy of our forecasts of product demand and component requirements.

During 2004, our cash, cash equivalents and investments declined $0.3 million from $2.7 million on December 31, 2003 to $2.4 million on December 31, 2004. During 2004 we continued to streamline our operations to better align our workforce with our strategic domestic focus and industry trends.

Net cash provided by investing activities in 2004 was $1.4 million, which consisted of the net maturity of $1.6 million of available for sale securities and the net purchase of property and equipment of $0.2 million.

Net cash provided by financing activities in 2004 was $4.6 million, consisting of net financing proceeds from a private placement of $4.7 million, dividends paid on preferred stock of $0.1 million and the proceeds from the exercise of employee stock options of $6 thousand.

At December 31, 2004, we did not have any material commitments for capital expenditures. Operating lease commitments of $2.2 million are detailed below. During 2004, we funded our operations through the use of available cash, cash equivalents and investments.

As of December 31, 2004, we had cash, cash equivalents and investments in the amount of approximately $2.4 million, down from approximately $2.7 million as of December 31, 2003.  However, throughout 2004, we continued to reduce expenses and realized the full benefit of cost-cutting actions taken in 2003.  As a result, our cash used in operations in the fourth quarter was approximately $1.0 million.  On March 28, 2005, we closed a $2.66 million private placement of Series 2 5% Convertible Preferred Stock and warrants, the proceeds of which we intend to use for general corporate and working capital purposes.  Based on fourth quarter actual results, we believe that our current cash resources, which include the private placement we completed first quarter of 2005 and our projections for increased revenues in 2005, are sufficient to finance our operations and expected capital expenditures for the next twelve months.  The sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control.  In addition, the payment of accrued dividends on our outstanding preferred stock may reduce our available cash resources.  We do not currently have any further arrangements for financing, and we may not be able to secure additional debt or equity financing on terms that are acceptable to us, or at all, at the time when we need such funding. If our business does not generate sufficient cash flow from operations and sufficient financings are not available, we may not be able to operate or grow our business, pay our expenses when due or fund our other liquidity needs.

We intend to explore the possible acquisitions of businesses, products and technologies that are complementary to our existing business. We are continuing to identify and prioritize additional security technologies, which we may wish to, develop, either internally or through the licensing or acquisition of products from third parties. While we engage from time to time in discussions with respect to potential acquisitions, there can be no assurances that any such acquisitions will be made or that we will be able to successfully integrate any acquired business. In order to finance such acquisitions, it may be necessary for us to raise additional funds through public or private financings. Any equity or debt financings, if available at all, may be on terms, which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders.

Contractual Obligations

The following table sets forth certain information concerning the future contractual obligations under our operating leases at December 31, 2004.  We have no other significant contractual obligations at December 31, 2004.

Future minimum lease payments consisted of the following on December 31, 2004 (in thousands):

2005	$515
2006	432
2007	378
2008	393
2009	409
2010 and thereafter	68

$2,195

Off-Balance Sheet Arrangements

As of December 31, 2004, we did not have any significant off-balance sheet arrangements, as defined in Item 303(c)(2) of Regulation S-B.

Quantitative and Qualitative Disclosures About Market Risk.

Foreign Exchange.  Our revenue originating outside the U.S. in 2004 and 2003 was 19.2% and 31.4% of total revenues, respectively.  Revenues generated from the European region in 2004 and 2003 were 11.2% and 23.0% of total revenues, respectively.  Revenues generated from the Asia region in 2004 and 2003 were 3.2% and 7.4% of total revenues, respectively.  International sales are generated primarily from our foreign sales subsidiaries in the local countries and are typically denominated in U.S. dollars.  These subsidiaries incur substantially all of their expenses in the local currency.

Our international business is subject to risks typical of an international business, including differing economic conditions, changes in political climate, differing tax structures, import and export regulations, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on our business in 2004 and 2003 was not material.

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

Investments in fixed rate interest earning instruments carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates.  Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities, which have seen a decline in market value due to changes in interest rates.  Our investment securities are held for purposes other than trading.  The weighted-average interest rate on investment securities at December 31, 2004 was 6.5%. The fair value of investments held at December 31, 2004 approximated amortized cost.

Item 7.           Financial Statements.

The information required by this item is included in Part IV Item 7.

Item 8.           Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures

We have carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2004 pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported in a timely manner.

We have carried out an evaluation, under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes in our internal controls over financial reporting that occurred during the quarterly period ended December 31, 2004, and our Chief Executive Officer and Chief Financial Officer have concluded that there was no change during the quarterly period ended December 31, 2004 that has a materially affected or is reasonably expected to materially affect our internal control over financial reporting.

Item 8B. Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this Form 10-KSB because we will file a definitive Proxy Statement for our 2005 annual meeting of stockholders pursuant to Regulation 14A (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this Form 10-KSB, and certain information to be included therein is incorporated herein by reference.

Item 9.           Directors and Executive Officers of Intrusion Inc.

The information required regarding Directors and Executive Officers of Intrusion Inc. appearing under the captions “Election of Directors”, “ Compliance with Section 16 Reporting Requirements” and Executive Officers” contained in the Proxy Statement is incorporated herein by reference.

Item 10.    Executive Compensation.

The information set forth under the caption “Executive Compensation” contained in the Proxy Statement is incorporated herein by reference.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee of our Board of Directors for the entire 2004 fiscal year were J. Fred Bucy, Jr. (Chairman), Donald M. Johnston, and James F. Gero, each of whom is an independent director.

No member of our Board of Directors or any committees of the Board, including the Compensation Committee, has an interlocking relationship with the board (or member of such board) or any committee (or member of such committee) of a board of any other company.

March 25, 2004 Private Placement

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

As part of this private placement, we entered into a Registration Rights Agreement, pursuant to which we are required to file a registration statement to register the shares of common Stock issuable upon the conversion of the preferred stock and upon the exercise of the warrants issued to the investors in the private placement.  We failed to file the registration statement by April 24, 2004 and did not have the registration statement declared effective by July 24, 2004.  As a result, we paid liquidated damages equal to 2% of the aggregate purchase price paid to us in the private placement for each thirty-day period, pro rated for any shorter period, that the filing or effectiveness of the registration statement is delayed.  Mr. Gero waived his right for any liquidated damages related to our late filing of the registration statement.  In accordance with this obligation, we filed a registration statement on Form S-3 including these shares of common stock on April 20, 2004.  The registration statement includes the 128,817 shares of common stock underlying the preferred stock and warrants purchased by Mr. Gero in the private placement as well as 125,000 shares previously acquired by Mr. Gero in a private transaction with a third party.

March 28, 2005 Private Placement

On March 28, 2005, we completed a $2,663,000 private placement of 1,065,200 shares of our convertible preferred stock and warrants to purchase 532,600 shares of our common stock at an initial exercise price of $2.77 per share to various purchasers.  Mr. Gero invested $150,000 in this private placement in consideration for 60,000 shares of preferred stock and warrants to purchase 30,000 shares of common stock.  Mr. Gero participated in the private placement on the same terms and conditions as other investors except that he is not entitled to a preemptive right to purchase a pro rata portion of certain future sales of securities by us or to receive liquidated damages under the provisions of the Registrations Rights Agreement we executed in connection with this private placement.  In addition, Mr. Gero will not be able to convert his shares of preferred stock into, or exercise his warrants for, shares of common stock unless and until approved by our stockholders to the extent required by NASDAQ rules.

Item 11.    Security Ownership of Certain Beneficial Owners and Management.

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement is incorporated herein by reference.

Item 12.    Certain Relationships and Related Transactions.

The information set forth under “Certain Transactions with Management” contained in the Proxy Statement is incorporated herein by reference.

Item 13.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)                                  1.   Consolidated Financial Statements.

The following consolidated financial statements of Intrusion Inc. and subsidiaries, are submitted as a separate section of this report (See F-pages), and are incorporated by reference in Item 7:

2.                                       Financial Statement Schedules.

All schedules are omitted because they are either not required or not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b)                                 Reports on Form 8-K.

During the quarter ended December 31, 2004, we did not file any reports on Form 8-K.

(c)                                  Exhibits

The following Exhibits are filed herewith pursuant to Item 601 of Regulation S-B or incorporated herein by reference to previous filings as noted:

Exhibit Number	Description of Exhibit
2.1(5)	Certificate of Ownership and Merger Merging Intrusion.com, Inc. into Intrusion Inc.
3.1(5)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(7)	Certificate of Amendment to Certificate of Incorporation of Registrant
3.3(8)	Certificate of Designation for the Registrant’s 5% Convertible Preferred Stock
3.4(4)	Bylaws of the Registrant.
4.1(9)	Specimen Common Stock Certificate.
4.2(8)	Specimen 5% Convertible Preferred Stock Certificate
4.3(8)	Form of Warrant to Purchase Shares of Common Stock
4.4(8)	Warrant to Purchase Common Stock dated March 25, 2004, issued by the Registrant to Black Point Partners
4.5(8)	Registration Rights Agreement dated as of March 25, 2004, by and among the Registrant and the entities listed on Schedule A thereto
4.6(8)	Form of Lock-Up Agreement
10.1(1)	1983 Incentive Stock Option Plan of the Registrant, as amended.
10.2(1)	1987 Incentive Stock Option Plan of the Registrant, as amended.
10.3(1)	Form of Indemnification Agreement.
10.4(5)	1995 Stock Option Plan of the Registrant as amended April 26, 2001.
10.5(2)	1995 Non-Employee Directors Stock Option Plan of the Registrant (amended and restated as of January 10, 2002).
10.7(9)	Lease Agreement between CalWest Industrial Holdings Texas, L.P. and Intrusion Inc.
10.8(8)	Securities Purchase Agreement dated as of March 25, 2004, by and among the Registrant and the purchasers listed on Exhibit A thereto.
10.9(4)	Amended and Restated 401(k) Savings Plan of the Registrant.
10.10(4)	1997 Employee Stock Purchase Plan of the Registrant, as amended January 17, 2001.
10.11(3)	Employment Agreement with Aaron Bawcom dated February 4, 2003
10.12(6)	Intrusion Inc. 401(k) Savings Plan Summary of Material Modifications.
10.13(10)	Waiver of Liquidated Damages dated as of July 23, 2004, by and among Intrusion, G. Ward Paxton and James F. Gero.
21(5)	List of Subsidiaries of Registrant
23.1(11)	Consent of KBA Group LLP, Independent Registered Public Accounting Firm
31.1(11)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2(11)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1(11)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(11)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)                                  Filed as an Exhibit in the Registrant’s Registration Statement on Form S-1, as amended (File No. 33-6899), which was declared effective on May 21, 1992, by the Securities and Exchange Commission, which Exhibit is incorporated herein by reference.

(2)                                  Filed as an Exhibit to the Registrant’s Definitive Proxy Statement on Schedule 14A in connection with the solicitation of proxies for its 2002 Annual Meeting of Stockholders, which Exhibit is incorporated herein by reference.

(3)                                  Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, which Exhibit is incorporated herein by reference.

(4)                                  Filed as an Exhibit to the Registrants’ Annual Report on Form 10-K, for the fiscal year ended December 31, 2000.

(5)                                  Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which Exhibit is incorporated herein by reference.

(6)                                  Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, which Exhibit is incorporated herein by reference.

(7)                                  Filed as an Exhibit to the Registrant’s Definitive Proxy Statement on Schedule 14A in connection with the solicitation of proxies for its Special Meeting of Stockholders held March 18, 2004, which Exhibit is incorporated herein by reference.

(8)                                  Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated March 26, 2004 (as amended), which Exhibit is incorporated by reference.

(9)                                  Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (as amended), which Exhibit is incorporated herein by reference.

(10)                            Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, which Exhibit is incorporated herein by reference

(11)                            Filed herewith.

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

Dated: March 29, 2005	INTRUSION INC.
(Registrant)

	By:	/s/ G. WARD PAXTON
G. Ward Paxton
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ G. WARD PAXTON	Chairman, President,	March 29, 2005
G. Ward Paxton	Chief Executive Officer, and Director

/s/ T. JOE HEAD	Vice Chairman, Vice President	March 29, 2005
T. Joe Head	and Director

	Vice President, Chief Financial	March 29, 2005
/s/ MICHAEL L. PAXTON	Officer, Treasurer and Secretary
Michael L. Paxton	(Principal Financial and Accounting Officer)

/s/ JAMES F. GERO	Director	March 29, 2005
James F. Gero

/s/ J. FRED BUCY, JR.	Director	March 29, 2005
J. Fred Bucy, Jr.

/s/ DONALD M. JOHNSTON	Director	March 29, 2005
Donald M. Johnston

ANNUAL REPORT ON FORM 10-KSB

ITEM 7

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 and 2003

INTRUSION INC.

RICHARDSON, TEXAS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Intrusion Inc.

We have audited the accompanying consolidated balance sheets of Intrusion Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intrusion Inc. and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

KBA Group LLP

Dallas, Texas

February 4, 2005, except for Note 10 to which the date is March 28, 2005

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31,
	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$2,315	$974
Short-term investments	75	1,705
Accounts receivable, net of allowance for doubtful accounts and returns of $508 in 2004 and $574 in 2003	1,220	972
Inventories, net	950	1,286
Prepaid expenses	393	449
Total current assets	4,953	5,386
Property and Equipment:
Machinery and equipment	942	2,424
Furniture and fixtures	46	77
Leasehold improvements	100	178
	1,088	2,679
Accumulated depreciation and amortization	(789)	(2,382)
	299	297
Other assets	64	77
TOTAL ASSETS	$5,316	$5,760

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable, trade	$791	$1,080
Accrued vacation expense	256	303
Accrued warranty expense	125	200
Other accrued expenses	495	605
Deferred revenue	799	788
Total current liabilities	2,466	2,976
TOTAL LIABILITIES	2,466	2,976

Stockholders’ Equity:
Preferred stock, $0.01 par value:
Authorized shares—5,000 Shares issued and outstanding—840 Liquidation preference of $4,263,000	2,968	—
Common stock, $0.01 par value:
Authorized shares—80,000 Issued shares—5,431 in 2004 and 5,173 in 2003 Outstanding shares—5,421 in 2004 and 5,163 in 2003	54	52
Common stock held in treasury, at cost—10 shares	(362)	(362)
Additional paid-in-capital	49,095	47,526
Accumulated deficit	(48,732)	(44,204)
Accumulated other comprehensive loss	(173)	(228)
Total stockholders’ equity	2,850	2,784
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,316	$5,760

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2004	2003

Net product revenue	$4,364	$4,200
Net customer support and maintenance revenue	1,655	2,278
Total revenue	6,019	6,478
Cost of product revenue	2,787	3,245
Cost of customer support and maintenance revenue	163	743
Total cost of revenue	2,950	3,988
Gross profit	3,069	2,490
Operating expenses:
Sales and marketing	3,690	6,230
Research and development	2,549	3,498
General and administrative	1,146	1,632
Litigation settlement	—	450
Severance costs	273	472
Operating loss	(4,589)	(9,792)
Interest income, net	42	182
Other income, net	19	10
Loss from operations before income taxes	(4,528)	(9,600)
Income tax provision	—	—
Net loss	(4,528)	(9,600)
Preferred stock dividends	(192)	—
Beneficial conversion feature on preferred stock	(938)	—
Net loss attributable to common stockholders	$(5,658)	$(9,600)

Net loss per share attributable to common stockholders (basic and diluted)	$(1.09)	$(1.86)
Weighted average common shares outstanding—(basic and diluted)	5,177	5,162

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	YEAR ENDED DECEMBER 31,
	2004	2003
NUMBER OF PREFERRED SHARES—ISSUED AND OUTSTANDING
Balance, beginning of year	—	—
Issuance of preferred shares pursuant to private placement	1,000	—
Conversion of preferred shares to common shares	(160)	—
Balance, end of year	840	—
PREFERRED STOCK
Balance, beginning of year	$—	$—
Issuance of preferred shares pursuant to private placement, net of warrants and transaction costs	3,534	—
Conversion of preferred shares to common shares	(566)	—
Balance, end of year	$2,968	$—
NUMBER OF COMMON SHARES—ISSUED
Balance, beginning of year	5,173	5,172
Issuance of common shares under stock options and purchase plans	4	1
Conversion of preferred shares to common shares	254	—
Balance, end of year	5,431	5,173
COMMON STOCK
Balance, beginning of year	$52	$52
Issuance of common shares under stock options and purchase plans	—	—
Conversion of preferred shares to common shares	2	—
Balance, end of year	$54	$52
TREASURY SHARES
Balance, beginning of year	$(362)	$(362)
Purchase of treasury shares	—	—
Balance, end of year	$(362)	$(362)
ADDITIONAL PAID-IN-CAPITAL
Balance, beginning of year	$47,526	$47,526
Issuance of warrants with preferred stock private placement	1,191	—
Conversion of preferred shares to common shares	564	—
Issuance of common shares under stock options	6	—
Preferred stock dividends	(192)	—
Balance, end of year	$49,095	$47,526
ACCUMULATED DEFICIT
Balance, beginning of year	$(44,204)	$(34,604)
Net loss (b)	(4,528)	(9,600)
Balance, end of year	$(48,732)	$(44,204)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(228)	$(228)
Foreign currency translation adjustment (a)	55	—
Balance, end of year	$(173)	$(228)
TOTAL STOCKHOLDERS’ EQUITY	$2,850	$2,784
TOTAL COMPREHENSIVE LOSS (a+b)	$(4,473)	$(9,600)

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2004	2003
Operating Activities:
Net loss	$(4,528)	$(9,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	201	1,400
Provision for doubtful accounts	(66)	—
Loss on disposal of property and equipment	7	—
Changes in operating assets and liabilities:
Accounts receivable	(182)	1,391
Inventories	336	125
Other assets	69	319
Accounts payable and accrued expenses	(584)	(717)
Deferred revenue	11	(862)
Net cash used in operating activities	(4,736)	(7,944)
Investing Activities:
Purchases of short-term investments	(3,100)	(3,475)
Maturities of short-term investments	4,730	9,595
Proceeds from sale of property and equipment	17	—
Purchases of property and equipment	(227)	(100)
Net cash provided by investing activities	1,420	6,020
Financing Activities:
Proceeds from exercise of employee stock options	6	—
Proceeds from the issuance of preferred stock and warrants, net	4,725	—
Dividends paid on preferred stock	(129)	—
Net cash provided by financing activities	4,602	—
Effect of foreign currency translation adjustment on cash and cash equivalents	55	—
Net increase (decrease) in cash and cash equivalents	1,341	(1,924)
Cash and cash equivalents at beginning of year	974	2,898
Cash and cash equivalents at end of year	$2,315	$974

SUPPLEMENTAL CASHFLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:
Fair value of warrants issued in connection with sale of preferred stock	$1,191	$—
Preferred stock beneficial conversion feature	$938	$—
Preferred stock dividend accrued	$63	$—

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

We develop, market and support a family of network intrusion prevention, intrusion detection, regulated information compliance and data privacy protection products.  Our product families include the Compliance Commander™ for regulated information and data privacy protection, Intrusion SpySnare™ for real-time inline blocking of spyware and unwanted peer-to-peer (P2P) applications, and Intrusion SecureNet™ for network intrusion prevention and detection.  Intrusion’s products help protect critical information assets by quickly detecting, protecting, analyzing and reporting attacks or misuse of classified, private and regulated information for government and enterprise networks.

We market and distribute our products through a direct sales force to end-users, distributors and numerous domestic and international system integrators, managed service providers and value-added resellers. Our end-user customers include high technology, e-commerce, manufacturing, government agencies, military, financial institutions, telecommunications, retail, transportation, healthcare, insurance, entertainment, utilities, energy companies, and academic institutions.  Essentially, our end-user can be defined as ‘any end-user requiring network security solutions for protecting their mission critical data’.

We were organized in Texas in September 1983 and reincorporated in Delaware in October 1995. For more than 15 years, we provided local area networking equipment and were known as Optical Data Systems or ODS Networks. On April 17, 2000, we sold, or otherwise disposed of, our networking divisions, which included our Essential Communications division and our local area networking assets. On June 1, 2000, we changed our name from ODS Networks, Inc. to Intrusion.com, Inc., and our NASDAQ ticker symbol from ODSI to INTZ to reflect our focus on intrusion prevention and detection solutions, along with information compliance and data privacy protection products. On November 1, 2001, we changed our name from Intrusion.com, Inc. to Intrusion Inc.

Our principal executive offices are located at 1101 East Arapaho Road, Richardson, Texas 75081, and our telephone number is (972) 234-6400.  Our website URL is www.intrusion.com.

References to “we”, “us”, “our” or “Intrusion Inc.” refer to Intrusion Inc. and its subsidiaries.

Effective March 29, 2004, we effected a one-for-four reverse stock split of our common stock.  All share numbers and common stock numbers, such as earnings per share and outstanding options have been retroactively restated to reflect the reverse stock split.

As of December 31, 2004, we had cash, cash equivalents and investments in the amount of approximately $2.4 million, down from approximately $2.7 million as of December 31, 2003.  On March 28, 2005, we closed a $2.66 million private placement of Convertible Preferred Stock and warrants.  With this financing and our projections for increased revenues in 2005, we believe that we have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  The sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control.  In addition, the payment of accrued dividends on our outstanding preferred stock may reduce our available cash resources.  Moreover, despite actions to reduce our cost and improve our profitability, we expect our operating losses and net operating cash outflows to continue through at least the first quarter of 2005.  We do not currently have any further arrangements for financing, and we may not be able to secure additional debt or equity financing on terms that are acceptable to us, or at all, at the time when we need such funding.  If our business does not generate sufficient cash flows from operations and sufficient financings are not available, we may not be able to operate or grow our business, pay our expenses when due or fund our other liquidity needs.

2. Summary of Significant Accounting Policies

Principles of Consolidation

Our consolidated financial statements include our accounts and those of our wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and all highly liquid investments purchased with an original maturity of less than three months are considered to be cash and cash equivalents.

Short-term Investments

Short-term investments consist of U.S. government obligations and corporate securities with maturities between 90 days and one year as of the balance sheet date. Short-term investments are classified as available for sale. These investments are valued at market value, which approximates amortized cost. The difference between fair market value and amortized cost is not significant.  Realized gains and losses from the sale of short-term investments are included in other income, net and are derived using the specific identification method for determining the cost of securities.

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

Inventories and Change in Method for Valuing Inventory

Inventories are stated at the lower of cost or market. Effective April 1, 2004, we changed our method of valuing inventories from standard cost to average cost, which approximates actual cost on a first-in, first-out basis. The effect of this change in accounting method is minimal, as the standard cost used previously also approximated actual cost.  Our management estimates the allowance required to state inventory at the lower of cost or market. There is a risk that we will forecast demand for our products and market conditions incorrectly and maintain excess inventories. Therefore, there can be no assurance that we will not maintain excess inventory and incur inventory lower of cost or market charges in the future.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and is depreciated on a straight-line basis over the estimated useful lives of the assets. Such lives vary from 3 to 7 years. Leasehold improvements are amortized over the shorter of their useful lives or the remaining terms of the leases. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.  Repair and maintenance costs are expensed as incurred. Depreciation and amortization expense totaled approximately $0.2 and $1.4 million for the years ended December 31, 2004 and 2003, respectively.

Long-Lived Assets

We follow the guidance in SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and review long-lived assets, including property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of December 31, 2004, there was no impairment of long-lived assets.

Foreign Currency Translation

Beginning with fiscal year 2003, we determined that our international subsidiaries should use the United States dollar as their functional currency, as allowed under SFAS No. 52, “Foreign Currency Translation”.  Although, our international offices pay operating expenses in their local currency, they are fully funded by us in United States dollars, and we exchange the United States dollars locally to settle operating expenses incurred.  As outlined in SFAS 52, assets and liabilities are translated at the exchange rate in effect at the balance sheet date, and income and expense accounts at average exchange rates during the year.  Resulting translation adjustments totaling approximately $33,000 and $50,000 were recorded as operating expenses in the statement of operations during 2004 and 2003, respectively.  Additionally, we recorded approximately $55,000 in operating expenses in 2004, which represents the accumulated foreign currency translation related to foreign offices that were closed during the year.  This amount also represents the change in the accumulated other comprehensive loss during 2004.

Accounting for Stock Options

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation.

SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.  While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  Under APB 25, if the exercise price of an employee’s stock option equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.  However, if the exercise price of an employee’s stock option is less than the market price of the underlying stock on the date of grant, compensation expense is recorded for the difference in the exercise price and the market price.  As permitted by SFAS 123, we have elected to continue to utilize the accounting method prescribed by APB 25 and have adopted the disclosure requirements of SFAS 123 and SFAS 148.

The following table summarizes relevant information as to the reported results under our intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provision of SFAS 123 had been applied for the years ended December 31, 2004 and 2003 (in thousands, except per share data):

	2004	2003

Net loss attributable to common stockholders	$(5,658)	$(9,600)
(Deduct): Total stock-based compensation determined under fair value-based method for all awards	(228)	—
Add: Total stock-based compensation credit determined under fair value-based methods for all awards	—	256
Pro forma net loss attributable to common stockholders	$(5,886)	$(9,344)

Net loss per share attributable to common stockholders:
As reported (basic and diluted)	$(1.09)	$(1.86)
Pro forma (basic and diluted)	$(1.14)	$(1.81)
Weighted-average common shares used in computation:
Basic and diluted	5,177	5,162

As required, the pro forma disclosures above include options granted since January 1, 1995. Consequently, the effects of applying SFAS 123 for providing pro forma disclosures may not be representative of the effects on reported operating results for future years until all options outstanding are included in the pro forma disclosures. For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options are amortized to expense primarily over the vesting period. See Note 7 for further discussion of our stock-based employee compensation.

Net Loss Per Share

We report two separate earnings per share (“EPS”) numbers, basic EPS and diluted EPS.  Basic net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders for the year by the weighted average number of common shares outstanding for the year.  Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders for the year by the weighted average number of common shares and common stock equivalents outstanding for the year.  Our common stock equivalents include all common stock issuable upon conversion of convertible preferred stock and the exercise of outstanding options and warrants.  The aggregate number of common stock equivalents excluded from the loss per share calculation at December 31, 2004 and 2003 totaled 2,360,987 and 373,911, respectively.  Common stock equivalents are not included in the diluted loss per share for the years ended December 31, 2004 and 2003, as they are anti-dilutive as a result of incurring net losses during these years.

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

We have signed distribution agreements with distributors in the United States, Europe and Asia. In general, these relationships are non-exclusive. Distributors typically maintain an inventory of our products. Under these agreements, we provide certain protection to the distributors for their inventory of our products for price reductions as well as products that are slow moving or have been discontinued by us. Historically, returns from our distributors and charges related to price reductions on inventory held by distributors have not been material.  Recognition of sales to distributors and related gross profits are deferred until the distributors resell the merchandise. However, since we have legally sold the inventory to the distributor and we no longer have care, custody or control over the inventory, we recognize the trade accounts receivable and reduce inventory related to the sale at the time of shipment to the distributor. Revenue, offset by deferred cost of sales, is included in deferred revenue in the accompanying financial statements.  Net deferred revenue related to distributors at both December 31, 2004 and 2003 was approximately $0.1 million.  This balance is comprised of the net amounts related to the accounts receivable of $0.2 million and $0.1 million and inventory held by distributors of $0.1 million and $0.1 million for 2004 and 2003, respectively.

Advertising Costs

Advertising expense is charged to operations in the period in which such costs are incurred. Total advertising expense included in sales and marketing expenses was $0.02 million and $0.03 million for the years ended December 31, 2004 and 2003, respectively.

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

Severance Charges

In connection with our continued shift to our new intrusion detection and security appliance product lines during 2003 and 2004, we streamlined operations and activities that are not aligned with these core markets and strategies.  In 2003, the continued shift in demand resulted in a charge of $0.5 million for severance as a result of reductions in force.  During 2004, we recorded $0.3 million for severance as a result of reductions in force.  Severance obligations were paid prior to December 31, 2004, and we were not receiving further benefit from the severed individuals after December 31, 2004.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS 123 and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. For the

Company, SFAS 123R is effective for periods beginning after December 15, 2005. Early application of SFAS 123R is encouraged, but not required. We plan to adopt SFAS 123R on January 1, 2006 using the modified prospective application method described in the statement. Under the modified prospective application method, we will apply the standard to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the unvested portion of awards outstanding as of the required effective date will be recognized as compensation expense as the requisite service is rendered after the required effective date.

We are evaluating the impact of adopting SFAS 123R and expect that we will record substantial non-cash stock compensation expenses. The adoption of SFAS 123R is not expected to have a significant effect on our financial condition or cash flows but is expected to have a significant, adverse effect on our results of operations.  The future impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted by us in the future.  However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss attributable to common stockholders included in the Accounting for Stock Options policy footnote.

3. Balance Sheet Detail (in thousands)

Inventories

	December 31,
	2004	2003
Finished products	$743	$851
Work in process	18	261
Demonstration systems	189	174
	$950	$1,286

Other Accrued Expenses

	December 31,
	2004	2003

Accrued sales commissions	$75	$99
Accrued payroll	137	110
Accrued property taxes	122	144
Accrued taxes—other	59	60
Other	102	192
	$495	$605

4. Commitments and Contingencies

Leases

We lease office space for our corporate headquarters in Richardson, Texas under an operating lease, the base term of which expires in February 2010. We lease office space in San Diego, California for a portion of our security software research and development staff under an operating lease that expires in August 2006.  In addition, we lease office space for our U.S. and international sales and engineering offices. Total rental expense of $0.5 million and $1.1 million was charged to operations during 2004 and 2003, respectively.

The following table sets forth certain information concerning our contractual obligations at December 31, 2004 and outlines the expected future payments to be made under such obligations and commitments.

Future minimum lease payments consisted of the following on December 31, 2004 (in thousands):

2005	$515
2006	432
2007	378
2008	393
2009	409
2010 and thereafter	68
$2,195

Legal Proceedings

We are subject to legal proceedings and claims that arise in the ordinary course of business. We do not believe that the outcome of those matters will have a material adverse affect on our consolidated financial position, operating results or cash flows. However, there can be no assurance such legal proceedings will not have a material impact.

On March 22, 2002, Morgan Newton Company, L.P. (“Morgan Newton”) filed suit against us in Dallas County District Court, Case No. DV02-02339-C, alleging claims for breach of contract, promissory estoppel, and fraud.  The claims arose out of an alleged oral representation to Morgan Newton concerning a request for quotation for the purchase of a large amount of Morgan Newton’s products.  Morgan Newton did not specify the amount of damages it was seeking in the lawsuit. During the third quarter of 2003, the case was settled out of court.  In accordance with the settlement, Intrusion paid Morgan Newton $450 thousand during the fourth quarter of 2003.  The settlement amount of this claim is recorded as litigation settlement in the statement of operations for 2003.  This claim was completely satisfied at December 31, 2003 and did not have a financial impact on our operating results in 2004.

We are not aware of any material claims outstanding or pending against Intrusion at December 31, 2004.

5. Employee Benefit Plans

Employee Stock Purchase Plan

On April 24, 1997, we adopted an Employee Stock Purchase Plan (the “Purchase Plan”) under which 125,000 shares of common stock have been reserved for issuance. Eligible employees may designate not more than 10% of their compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan. The Purchase Plan was amended January 17, 2001 to increase the maximum number of shares that can be purchased per participant from 500 shares to 1,000 shares per offering. Each participant may purchase up to 2,000 shares in any one calendar year. On January 31 and July 31 of each calendar year, shares of common stock are purchased with the employees’ payroll deductions over the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price on the first day of the six-month period. The Purchase Plan will terminate no later than April 24, 2007. Total employee purchases of shares under the Purchase Plan were 500 and 1,000 for the years ended December 31, 2004 and 2003, respectively.  A total of 45,702 shares have been issued under the Purchase Plan and 79,298 shares are available for purchase as of December 31, 2004.

Employee 401(k) Plan

We adopted a plan known as the Intrusion Inc. 401(k) Savings Plan (the “Plan”) to provide retirement and incidental benefits for our employees.  The Plan covers substantially all employees who meet minimum age and service requirements.  As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax deferred salary deductions for eligible employees.

The Plan was amended on January 10, 2002 to allow employees to contribute from 1% to 25% of their annual compensation to the Plan, limited to a maximum amount as set by the Internal Revenue Service.  This limit was increased from 19%.  A feature was also added to the Plan to allow participants who are over the age of 50 to contribute an additional amount of their salary per year, as defined annually by the Internal Revenue Service.  We match employee contributions at the rate of $0.25 per each $1.00 of contribution on the first 4% of compensation.  Matching contributions to the Plan were approximately $18,000 and $17,000 for the years ended December 31, 2004 and 2003, respectively.

6. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There are no deferred tax liabilities as of December 31, 2004 and 2003.  Significant components of our deferred tax assets as of December 31, 2004 and 2003 are as follows (in thousands):

	December 31
	2004	2003

Foreign subsidiaries net operating loss carryforward	$374	$374
Net operating loss carryforwards	27,780	25,968
Book over tax depreciation	67	61
Intangibles	1,298	1,478
Equity investments	458	458
Vacation accrual	94	111
Allowance for doubtful accounts and returns	140	164
Warranty accrual	46	73
Inventory allowance	73	469
Other	1,178	689
Deferred tax assets	31,508	29,845
Valuation allowance for deferred tax assets	(31,508)	(29,845)
Deferred tax assets, net of allowance	$—	$—

Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Realization of the future benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the near to medium term.  Management has considered these factors in determining the valuation allowance for 2004 and 2003.

The differences between the provision for income taxes and income taxes computed using the federal statutory rate for the years ended December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003

Reconciliation of income tax benefit to statutory rate:
Income tax benefit at statutory rate	$(1,539)	$(3,264)
State income taxes, net of federal income tax benefit	(120)	(256)
Change in valuation allowance	1,663	3,509
Other	(4)	11
	$—	$—

At December 31, 2004, we had federal net operating loss carryforwards of $75.8 million for income tax purposes that begin to expire in 2008 and are subject to the ownership change limitations under Internal Revenue Code Section 382. We also had $89.1 million of state net operating loss carryforwards. Net operating loss carryforwards of the foreign subsidiaries of $0.7 million at December 31, 2004 are available indefinitely for offset only against taxable income generated by the foreign subsidiaries.

We made no federal tax payments during 2004 and 2003, and did not receive any federal income tax refunds in 2004 or 2003 for income taxes paid in previous years.

7. Stock Options and Warrants

At December 31, 2004, we had four stock-based compensation plans, which are described below. These plans were developed to retain and attract key employees and directors.

In 1987, an Incentive Stock Option Plan was established, which provides for the issuance of options to key employees of the Company to purchase our common stock.  The 1987 Incentive Stock Option Plan was terminated on January 26, 1997.  The 1987 plan provided for the issuance of up to 300,000 shares of common stock upon exercise of options granted pursuant to the plan.  Options to purchase a total of 3,400 shares of common stock are outstanding with no options remaining available for issuance for the 1987 plan.

In 1995, we adopted our 1995 Stock Option Plan (the “1995 Plan”), which provides for the issuance of up to 400,000 shares of common stock upon exercise of options granted pursuant to the 1995 Plan. On April 19, 2000, our stockholders approved a 212,500 share increase, and on April 26, 2001, our stockholders approved an additional 212,500 share increase to the 1995 Plan. Therefore, the overall number of shares available for issuance pursuant to the plan was increased to 825,000 shares of common stock. The 1995 Plan provides for the issuance of both non-qualified and incentive stock options to our employees, officers, and employee-directors. At December 31, 2004, 65,863 employee options have been exercised, employee options to purchase a total of 358,187 shares of common stock are outstanding and employee options for 400,950 shares remain available for future grant.

In 1995, we adopted the 1995 Non-Employee Director Stock Option Plan (the “1995 Non-Employee Director Plan”) which provided for the issuance of up to 40,000 shares of common stock upon exercise of options granted pursuant to the 1995 Non-Employee Director Plan. On April 25, 2002, our stockholders approved an amendment to the 1995 Non-Employee Director Plan. This amendment increased the number of shares available for option to 65,000 shares, replaced the automatic grant feature prospectively from 5,000 on the fifth anniversary to 2,500 shares annually and reduced the vesting schedule from five years to three years for options granted prospectively. The 1995 Non-Employee Director Plan provides for the issuance of non-qualified stock options to non-employee directors. No shares have been exercised under the 1995 Non-Employee Director Plan. Non-employee options to purchase a total of 42,500 shares of common stock are outstanding and non-employee options for 22,500 shares remain available for issuance. Since inception, 62,500 shares have been granted to directors pursuant to the 1995 Non-Employee Director Plan, of which, 20,000 have been cancelled.

Common shares reserved for future issuance, including conversions of preferred stock, warrants, outstanding options, under all of the stock option plans and employee stock purchase plans total approximately 2,863,735 million shares at December 31, 2004.

(In thousands)	Outstanding	Available for Future Grant

Preferred Stock	1,336	—
Warrants	621	—
1987 Plan	3	—
1995 Plan	358	401
1995 Non-Employee Director Plan	43	23
Employee Stock Purchase Plan	—	79
Total	2,361	503

The Compensation Committee of our Board of Directors determines the term of each option, option exercise price within limits set forth in the plans, number of shares for which each option is granted and the rate at which each option is exercisable (generally ratably over one, three or five years from grant date). However, the exercise price of any incentive stock option may not be less than the fair market value of the shares on the date granted (or less than 110% of the fair market value in the case of optionees holding more than 10% of our voting stock of the Company), and the term cannot exceed ten years (five years for incentive stock options granted to holders of more than 10% of our voting stock).

A summary of our stock option activity and related information for the years ended December 31, 2004 and 2003 is as follows:

	2004		2003
	Number of Options (in thousands)	Weighted Average Exercise Price	Number of Options (in thousands)	Weighted Average Exercise Price

Outstanding at beginning of year	374	$15.10	421	$19.54
Granted	162	1.93	163	2.04
Exercised	(3)	1.97	—	—
Cancelled	(129)	11.43	(210)	13.91

Outstanding at end of year	404	11.08	374	15.10
Options exercisable at end of year	214	$18.56	201	$23.33

Information related to stock options outstanding at December 31, 2004, is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at 12/31/04 (in thousands)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at 12/31/04 (in thousands)	Weighted Average Exercise Price

$ 0.76-$4.44	257	8.24 years	$1.98	74	$2.17
$ 5.08-$10.00	62	6.75 years	$6.12	57	$6.10
$ 17.52-$30.00	43	5.54 years	$20.78	43	$20.78
$ 38.00-$93.00	42	3.71 years	$64.42	40	$64.49
	404	7.26 years	$11.08	214	$18.56

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

	2004	2003

Expected dividend yield	0.0%	0.0%
Risk-free interest rate	2.7%	2.4%
Expected volatility	154.5%	147.0%
Expected life (in years)	4.5	3.3

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

Information relating to the fair value of option grants made during 2004 and 2003 is as follows:

	2004	2003

Options granted (with exercise price equal to fair value of common stock):
Number of options (in thousands)	145	150
Weighted average exercise price per share	$1.94	$1.97
Weighted average fair value of stock options grants per Black-Sholes option valuation model	$1.73	$1.64
Options granted (with exercise price greater than fair value of common stock):
Number of options (in thousands)	17	13
Weighted average exercise price per share	$1.89	$2.74
Weighted average fair value of stock options grants per Black-Sholes option valuation model	$1.47	$1.96

8. Preferred Stock

On March 25, 2004, we completed a $5.0 million private placement of 5% Convertible Preferred Stock and warrants.  In the private placement, we sold 1,000,000 shares of preferred stock at a price of $5.00 per share for gross proceeds of $5.0 million, less $275,000 of issuance costs.  The preferred shares were initially convertible into 1,590,331 shares of common stock at a conversion price of $3.144 per share.

The 5% dividends related to the preferred stock are paid semi-annually on the last business day in March and September of each year, beginning with September 2004.  Preferred stockholders vote together with common stockholders on an as converted to common stock basis.  Based on the conversion rate of the preferred stock, holders of preferred stock will receive 1.5903 votes per share rounded to the nearest whole number.  The liquidation preference for the preferred stock is an amount equal to $5.00 per share plus any accrued and unpaid dividends.  Holders of preferred stock have liquidation preference rights over common stock holders.

Included in this transaction were warrants to purchase 556,619 shares of common stock at an exercise price of $3.144 per share.  In connection with the closing of this private placement, we issued warrants to purchase 64,408 shares of our common stock at an exercise price of $3.144 per share to our financial advisor for assistance with the private placement.  All of the warrants were immediately exercisable and expire on March 25, 2009.  These 621,027 warrants were valued at $1.2 million using the Black-Scholes model and have been treated as a discount to the Preferred Stock and recorded as an increase in additional paid in capital.  The issuance of the warrants resulted in a beneficial conversion feature to the Preferred Stock valued at $0.9 million.  The beneficial conversion feature was immediately amortized as the shares were immediately convertible.

The Preferred Stock was recorded as the financing proceeds of $5.0 million less $275,000 issuance costs and the fair value of the warrants issued in conjunction with the Preferred Stock of $1.2 million.

We have the right to redeem any or all of the outstanding preferred stock at a price of $5.00 per share plus accrued dividends at any time after September 25, 2004 if certain conditions are met.

During December 2004, 160,000 shares of preferred stock were converted into 254,452 shares of our common stock.  At December 31, 2004 there are 840,000 shares of preferred stock outstanding.

9. Segments, Major Customers and Geographic Information

Our operations are concentrated in one area—security software and appliances. Sales to the U.S. Government through direct and indirect channels totaled 53.6% of total revenues for 2004 and 17% of total revenues for 2003.  During 2004 approximately 44.7% of total revenues are attributable to three customers.  One of these customers, representing 11.2% of the total revenues, also comprised approximately 65.4% of accounts receivable at December 31, 2004.  There were no individual customers in 2003 that exceeded 10% of total revenues for that year.  Our similar product and service offerings are not viewed as individual segments, as our management analyzes the business as a whole and expenses are not allocated to each product offering.

Export sales (based on our customers location), primarily to Europe, Asia, Latin America and Canada, were $1.2 million in 2004 and $2.0 million in 2003. No significant long-lived assets are deployed outside of the United States.  Our foreign operations act only as sales support offices in those regions.

10. Subsequent Events

On March 28, 2005, we completed a $2.66 million private placement of Series 2 5% Convertible Preferred Stock and warrants.  In the private placement, the Company sold 1,065,200 shares of preferred stock at a price of $2.50 per share, which convert into 1,065,200 shares of common stock at an initial conversion price of $2.50 per share, and warrants to purchase 532,600 shares of common stock at an exercise price of $2.77 per share.