Form 10QSB
period 2005-03-31
INTRUSION INC
filed 2005-05-12
CIK 736012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-20191

INTRUSION INC.

(Exact name of small business issuer as specified in its charter)

Delaware	75-1911917
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1101 East Arapaho Road, Richardson, Texas 75081

(Address of principal executive offices)

(Zip Code)

(972) 234-6400

(Issuer’s telephone number, including area code)

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

Yes ☒ No ☐

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on May 5, 2005 was 6,138,030.

Transitional Small Business Disclosure Forman (check one):  Yes ☐ No ☒

INTRUSION INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,791	$2,315
Short-term investments	425	75
Accounts receivable, less allowance for doubtful accounts of $369 in 2005 and $508 in 2004	605	1,220
Inventories, net	868	950
Prepaid expenses	370	393
Total current assets	6,059	4,953
Property and equipment, net	316	299
Other assets	54	64
TOTAL ASSETS	$6,429	$5,316

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$1,375	$1,667
Deferred revenue	775	799
Total current liabilities	2,150	2,466
Stockholders’ Equity:
Preferred stock – $.01 par value; Authorized shares – 5,000 Series 1 shares issued and outstanding – 439 in 2005 and 840 in 2004 Liquidation preference of $2,252 as of March 31, 2005	1,553	2,968
Series 2 shares issued and outstanding – 1,065 Liquidation preference of $2,664 as of March 31, 2005	1,675	—
Common stock – $.01 par value; authorized shares – 80,000; Issued shares – 6,068 in 2005 and 5,431 in 2004; Outstanding shares – 6,058 in 2005 and 5,421 in 2004	61	54
Common stock held in treasury, at cost – 10 shares	(362)	(362)
Additional paid-in capital	51,290	49,095
Accumulated deficit	(49,759)	(48,732)
Accumulated other comprehensive loss	(179)	(173)
Total stockholders’ equity	4,279	2,850
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,429	$5,316

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004
Net product revenue	$871	$905
Net customer support and maintenance revenue	314	362
Total revenue	1,185	1,267
Cost of product revenue	501	526
Cost of customer support and maintenance revenue	26	111
Total cost of revenue	527	637

Gross profit	658	630

Operating expenses:
Sales and marketing	759	960
Research and development	702	601
General and administrative	228	264
Severance costs	—	96

Operating loss	(1,031)	(1,291)

Interest income, net	4	18

Loss before income tax provision	(1,027)	(1,273)

Income tax provision	—	—

Net loss	$(1,027)	$(1,273)

Preferred stock dividends accrued	(29)	—
Beneficial conversion feature on preferred stock	(919)	(938)
Net loss attributable to common stockholders	$(1,975)	$(2,211)

Net loss per share attributable to common stockholders (basic and diluted)	$(0.33)	$(0.43)

Weighted average common shares outstanding, basic and diluted	6,030	5,163

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004
Operating Activities:
Net loss	$(1,027)	$(1,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39	104
Provision for doubtful accounts	(100)	—
Changes in operating assets and liabilities:
Accounts receivable	715	474
Inventories	82	(195)
Other assets	33	48
Accounts payable and accrued expenses	(310)	(314)
Deferred revenue	(24)	80
Net cash used in operating activities	(592)	(1,076)
Investing Activities:
Purchases of short-term investments	(350)	—
Maturities of short-term investments	—	1,200
Net purchases of property and equipment	(56)	(42)
Net cash (used in) provided by investing activities	(406)	1,158
Financing Activities:
Proceeds from the exercise of employee stock options	—	6
Dividends paid on preferred stock	(35)	—
Proceeds from the issuance of preferred stock and warrants, net	2,515	4,725
Net cash provided by financing activities	2,480	4,731

Effect of foreign currency translation adjustment on cash and cash equivalents	(6)	—

Net increase in cash and cash equivalents	1,476	4,813
Cash and cash equivalents at beginning of period	2,315	974
Cash and cash equivalents at end of period	$3,791	$5,787

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:

Fair value of warrants issued in connection with sale of preferred stock	$815	$1,191
Amortization of preferred stock beneficial conversion feature	$(919)	$(938)
Preferred stock dividend accrued	$29	$—
Preferred stock financing costs accrued	$25	$—
Conversion of preferred stock to common stock	$1,415	$—

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.          Description of Business

We develop, market and support a family of regulated information compliance and data privacy protection products, entity identification systems along with network intrusion prevention and detection systems that address vital security issues facing organizations with mission critical business applications or housing classified, confidential, or customer information assets.  We currently provide network security and regulated information compliance solutions with our Compliance Commander™ for regulated information and data privacy protection, TraceCop™ identification and location service, SpySnare™ for real-time inline blocking of spyware and unwanted peer-to-peer applications and SecureNet™ for network intrusion prevention and detection.

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

As of March 31, 2005, we had cash, cash equivalents and short-term investments in the amount of approximately $4.2 million, up from approximately $2.4 million as of December 31, 2004.  Although we believe we have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months, based on our internal estimates and our operating plan, the sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control.  Moreover, despite actions to reduce our costs and improve our profitability, we expect our operating losses and net operating cash outflows to continue through at least the first half of 2005.  As a result, we may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability or to remain in compliance with Nasdaq’s continued listing requirement of at least $2.5 million of stockholders’ equity without obtaining additional financing.  We do not currently have any arrangements for financing and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding.  If our business does not generate sufficient cash flow from operations and sufficient future financings are not available, we may not be able to operate or grow our business, pay our expenses when due, fund our other liquidity needs or maintain our listing on the Nasdaq SmallCap Market.

On March 28, 2005, we completed a $2.7 million private placement of our Series 2 5% Convertible Preferred Stock and warrants.  In the private placement, we sold 1,065,200 shares of preferred stock at a price of $2.50 per share for gross proceeds of $2.7 million, less $173,000 of issuance costs.  The preferred shares may be converted into 1,065,200 shares of common stock.  Included in this transaction were warrants to purchase 532,600 shares of common stock at an exercise price of $2.77 per share.  In connection with the closing of this private placement, we issued warrants to purchase an aggregate of 60,390 shares of our common stock at an exercise price of $2.77 per share to two affiliates of our financial advisor for assistance with the private placement.

2.          Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The December 31, 2004 balance sheet was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States.  However, we believe that the disclosures are adequate to make the information presented not misleading.  In our opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  The results of operations for the three months ending March 31, 2005 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period.  The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004.

3.          Inventories (In thousands)

	March 31, 2005	December 31, 2004

Inventories consist of:

Finished goods	$649	$743
Work in progress	60	18
Demonstration systems	159	189
Net inventory	$868	$950

4.          Accounting for Stock-Based Compensation

We account for employee stock-based compensation in accordance with APB 25.  The following table summarizes relevant information as to the reported results under our intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provision of SFAS 123 as amended by SFAS 148 had been applied for the quarters ended March 31, 2005 and March 31, 2004 (in thousands, except per share data).

	Quarter Ended March 31, 2005	Quarter Ended March 31, 2004

Net loss attributable to common stockholders	$(1,975)	$(2,211)
Deduct: Total stock-based compensation determined under fair value-based method for all awards	(131)	(72)
Pro forma net loss attributable to common stockholders	$(2,106)	$(2,283)
Net loss per share attributable to common stockholders:
as reported (basic and diluted)	$(0.33)	$(0.43)
pro forma (basic and diluted)	$(0.35)	$(0.44)
Weighted-average shares used in computation:
Basic and diluted	6,030	5,163

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. For the Company, SFAS 123R is effective for periods beginning after December 15, 2005. Early application of SFAS 123R is encouraged, but not required. We plan to adopt SFAS 123R on January 1, 2006 using the modified prospective application method described in the statement. Under the modified prospective application method, we will apply the standard to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the unvested portion of awards outstanding as of the required effective date will be recognized as compensation expense as the requisite service is rendered after the required effective date.

We are evaluating the impact of adopting SFAS 123R and expect that we will record substantial non-cash stock compensation expenses. The adoption of SFAS 123R is not expected to have a significant effect on our financial condition or cash flows but is expected to have a significant, adverse effect on our results of operations.  The future impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted by us in the future.  However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss attributable to common stockholders included above.

5.          Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period.  Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and common stock equivalents outstanding for the period.  Our common stock equivalents include all common stock issuable upon conversion of convertible preferred stock and the exercise of outstanding options and warrants.  The aggregate number of common stock equivalents excluded from the loss per share calculation for the three-month periods ended March 31, 2005 and 2004 are 3,656,866 and 2,609,175, respectively.  Our common stock equivalents are not included in the diluted loss per share for the three-month periods ended March 31, 2005 and 2004, as they are antidilutive.

6.          Commitments and Contingencies

We are subject to legal proceedings and claims that arise in the ordinary course of business.  We do not believe that the outcome of those matters will have a material adverse affect on our consolidated financial position, operating results or cash flows.  However, there can be no assurance such legal proceedings will not have a material impact.

7.          Preferred Stock Private Placement

On March 28, 2005, we completed a $2.7 million private placement of Series 2 5% Convertible Preferred Stock and warrants.  In the private placement, we sold 1,065,200 shares of preferred stock at a price of $2.50 per share for gross proceeds of $2.7 million, less $173,000 of issuance costs.  The shares of Series 2 5% preferred stock are convertible into 1,065,200 shares of common stock at an initial conversion price of $2.50 per share.  Holders of the Series 2 5% preferred stock include 160,000 shares purchased by our CEO and 60,000 shares purchased by a director of the Company.

The 5% dividends accruing on the Series 2 5% preferred stock are required to be paid quarterly on the first business day in March, June, September and December of each year, beginning with June 2005.  The liquidation preference for the preferred stock is an amount equal to $2.50 per share plus any accrued and unpaid dividends.  Holders of our Series 2 preferred stock have liquidation preference rights over our other 5% preferred stock holders as well as our common stock holders.  The holders of the Series 2 5% preferred stock are not entitled to vote on any matter, except as otherwise required by law or with respect to certain limited matters specified in the Certificate of Designations creating the Series 2 5% preferred stock.

Included in this transaction were warrants to purchase 532,600 shares of common stock at an exercise price of $2.77 per share.  Warrant holders include 80,000 held by our CEO and 30,000 held by a director of the Company.  The relative fair value of these warrants was valued at $0.7 million using the Black-Scholes model and has been recorded as a discount to the Series 2 5% Preferred Stock and an increase in additional paid-in capital.  The issuance of these warrants also resulted in a beneficial conversion feature to the Series 2 5% preferred stock valued at $0.9 million.  In accordance with EITF 98-5, the beneficial conversion feature was fully amortized in the first quarter of 2005, as the preferred stock does not have a stated maturity and is immediately convertible into common stock.  This beneficial conversion feature is added to the net loss to arrive at the net loss attributed to common stockholders.  In connection with the closing of this private placement, we issued warrants to purchase 60,390 shares of our common stock at an exercise price of $2.77 per share to two affiliates of our financial advisor for assistance with the private placement.  These warrants were valued at $0.1 million using the Black-Scholes model and have been recorded as a discount to the Series 2 5% Preferred Stock and an increase to additional paid-in capital.

The Series 2 5% preferred stock was recorded as the net of the proceeds of $2.7 million less $173,000 issuance costs and the fair value of the warrants issued in conjunction with the Series 2 5% preferred stock totaling $0.8 million.

Holders of Series 2 5% preferred stock have the right to require us redeem any or all of the their shares upon the occurrence of certain events within the Company’s control that are defined in Certificate of Designation at a price equal the sum of (1) the greater of $3.25 and the product of the volume weighted average price of our common stock on the trading day immediately preceding the event multiplied by $2.50 divided by the conversion price then in effect plus (2) any accrued but unpaid dividends on the Series 2 5% preferred stock plus (3) all liquidated damages or other amounts payable to the holders of Series 2 5% preferred stock.

8.          Common Stock

During the three months ended March 31, 2005, 400,608 shares of our 5% preferred stock were converted into 637,102 shares of common stock.  In addition, an employee exercised stock options to purchase 167 shares of common stock.

9.          Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components.  SFAS No. 130 requires, among other things, that foreign currency translation adjustments be included in other comprehensive income (loss).  The following statement presents comprehensive income (loss) for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31,
	2005	2004
Net loss	(1,027)	(1,273)
Other comprehensive income (loss):
Foreign currency translation adjustment	6	—
Comprehensive income (loss)	(1,021)	(1,273)

Item 2.                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements concerning: the difficulties in forecasting future sales caused by current economic and market conditions, the effect of military actions on government and corporate spending on information security products, spending patterns of, and appropriations to, U.S. government departments, the impact of our cost reduction programs and our refocused product line, the difficulties and uncertainties in successfully developing and introducing new products, market acceptance of our products, the impact of sustained losses on our ability to successfully operate and grow our business, our stock price and our ongoing Nasdaq eligibility, the highly competitive market for our products, the effects of sales and implementation cycles for our new products on our quarterly results, difficulties in accurately estimating market growth, the consolidation of the information security industry, the impact of changing economic conditions, business conditions in the information security industry, our ability to manage acquisitions effectively, our ability to manage discontinued operations effectively, the impact of market peers and their products as well as risks concerning future technology and others identified in our Annual Report on Form 10-KSB and other Securities and Exchange Commission filings.  Such forward-looking statements are generally accompanied by words such as “plan,” “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate,” “may” or other words that convey uncertainty of future events or outcomes.  These forward-looking statements and other statements made elsewhere in this report are made in reliance on the Private Securities Litigation Reform Act of 1995.  The section below entitled “Factors That May Affect Future Results of Operations” sets forth and incorporates by reference certain factors that could cause actual future results of the company to differ materially from these statements.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, income taxes, warranty obligations, restructuring, maintenance contracts and contingencies.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

We recognize software revenue from the licensing of our software products in accordance with Statement of Position (“SOP”) No. 97-2 “Software Revenue Recognition”, SOP 98-9 “Modification of 97-2, Software Revenue Recognition, with respect to certain transactions” and Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” whereby revenue from the licensing of our products is not recognized until all four of the following have been met: (1) execution of a written agreement; (2) delivery of the product has occurred; (3) the fee is fixed and determinable; and (4) collectibility is probable. Bundled hardware and perpetual software product sales are recognized at time of delivery, as our licenses are not sold on a subscription basis.  In the case of multiple product and service sales, we perform a Vendor Specific Objective Evidence analysis to appropriately determine the amount of revenue derived from each deliverable.  If our license strategy changes and we begin to offer licenses on a subscription basis, we would perform this analysis in a similar manner.  Under these circumstances, the revenue related to the license would be recognized ratably over the subscription period.  Market values are easily obtained for all of our product offerings, as we have historical sales information on our product offerings.  We defer and recognize maintenance and support revenue over the term of the contract period, which is generally one year.

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

Allowance for Doubtful Accounts and Returns

Trade accounts receivable are stated at the amount we expect to collect.  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  Management considers the following factors when determining the collectibility of specific customer accounts:  customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms.  Our receivables are uncollateralized and we expect to continue this policy in the future.  If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  Based on management’s assessment, we provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance.  Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  Historically, our estimates for sales returns and doubtful accounts have not materially differed from actual results.

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

	Three Months Ended
	March 31, 2005	March 31, 2004
Net product revenue	73.5%	71.4%
Net customer support and maintenance revenue	26.5	28.6
Total revenue	100.0	100.0
Cost of product revenue	42.3	41.5
Cost of customer support and maintenance revenue	2.2	8.8
Total cost of revenue	44.5	50.3
Gross profit	55.5	49.7
Operating expenses:
Sales and marketing	64.1	75.8
Research and development	59.2	47.4
General and administrative	19.2	20.8
Severance costs	—	7.6
Operating loss	(87.0)	(101.9)

Interest income, net	0.3	1.4
Loss before income tax provision	(86.7)	(100.5)

Income tax provision	—	—

Net loss	(86.7)%	(100.5)%
Preferred stock dividends accrued	(2.4)	—
Beneficial conversion feature on preferred stock	(77.6)	(74.0)

Net loss attributable to common stockholders	(166.7)%	(174.5)%

	Three Months Ended
	March 31, 2005	March 31, 2004
Domestic revenues	86.1%	67.5%
Export revenues to:
Europe	7.6	24.8
Canada	0.1	2.6
Asia	6.1	5.1
Latin America	0.1	—

Net revenues	100.0%	100.0%

Net Revenues.  Net revenues for the quarter ended March 31, 2005 were $1.2 million, compared to $1.3 million for the same period in 2004.  Product revenues remained constant at $0.9 million for the quarter ended March 31, 2005 compared to the same period in 2004.  Customer support and maintenance revenue decreased $0.1 million for the quarter ended March 31, 2005 compared to the same period in 2004.  Total revenues (including maintenance and support) for the quarter ended March 31, 2005 from our SecureNet product line decreased slightly $0.1 million from $1.2 million to $1.1 million when compared to the same period in 2004.  Our first generation product sales, including PDS and SecureCom remained constant at $0.1 million for the quarter ended March 31, 2005.  In addition to our shift in business focus, continued sluggish economic conditions and delayed customer orders contributed to the decline in revenues.

Export Revenues.  Export revenues for the quarter ended March 31, 2005 decreased to $0.2 million from $0.4 million compared to the same period in 2004 as revenues from our PDS security appliance family, which dominated our sales internationally, decreased and we focused more of our resources domestically.

Concentration of Revenues.  Revenues from sales to various U.S. government entities totaled $0.7 million, or 62.8% of revenues, for the quarter ended March 31, 2005 compared to $0.4 million, or 34.5% of revenues, for the same period in 2004.  Revenues from a government reseller, Concurrent Technologies Corporation, which are included in revenues to U.S. government entities, were $0.3 million, or 24.1% of revenues, for the quarter ended March 31, 2005 compared to $0.3 million, or 20.0% of revenues, for the same period in 2004.  Revenues from Expedia Inc. were $20 thousand, or 1.7% of revenues, for the quarter ended March 31, 2005 compared to $0.1 million, or 11.5% of revenues, for the same period in 2004.  Although, we expect our concentration of revenues to vary among customers in future quarters depending upon the timing of certain sales, we anticipate that sales to government customers will continue to account for a significant portion of our revenues in future quarters.

Gross Profit.  Gross profit was $0.7 million or 55.5% of net revenues for the quarter ended March 31, 2005, compared to $0.6 million or 49.7% of net revenues for the quarter ended March 31, 2004. Gross profit margins as a percentage of net revenues increased from the same period in the prior year due to a continued shift in product mix, which resulted in an increase as a percentage of revenues of our higher margin SecureNet product line.  Gross profit on product revenues for the quarters ended March 31, increased from 42.0% in 2004 to 42.5% in 2005 due to the continued transition to our higher margin software-based products.  Gross profit on customer support and maintenance revenues for the quarters ended March 31, increased from 69.3% in 2004 to 91.7% in 2005, as less repair costs were incurred during the 2005 quarter in conjunction with our transition to software-based products.

Gross profit as a percentage of net revenues is impacted by several factors, including shifts in product mix, changes in channels of distribution, revenue volume, fluctuations in third-party assembly costs, pricing strategies, and fluctuations in revenues of integrated third-party products.

Sales and Marketing.  Sales and marketing expenses decreased to $0.8 million for the quarter ended March 31, 2005, compared to $1.0 million for the quarter ended March 31, 2004. This cost reduction was primarily due to cost reduction initiatives.  Sales and marketing expenses may vary as a percentage of net sales in the future.  However, we believe that these costs will remain relatively constant through the end of the year.

Research and Development.  Research and development expenses increased to $0.7 million for the quarter ended March 31, 2005, compared to $0.6 million for the quarter ended March 31, 2004. Research and development costs are expensed in the period incurred.  Research and development expenses increased for the quarter ended March 31, 2005, compared to the same period in 2004 as a higher percentage of our engineers were engaged on revenue generating projects during the quarter ended March 31, 2004 and their associated costs were recognized as direct product costs related to those projects.  During the quarter ended March 31, 2005, a higher percentage of our engineers were engaged in development activities and their costs are accurately reflected in the research and development section of the statement of operations.  Research and development expenses may vary as a percentage of net sales in the future.

General and Administrative.  General and administrative expenses decreased to $0.2 million for the quarter ended March 31, 2005, compared to $0.3 million for the quarter ended March 31, 2004.  This decrease was primarily due to cost reduction initiatives employed during the quarter.  It is expected that general and administrative expenses will remain relatively constant throughout the remainder of the year, as no further headcount reductions or additions are anticipated.  General and administrative expense may vary as a percentage of net sales in the future.

Severance Costs.  No severance costs were incurred during the quarter ended March 31, 2005.  Severance costs were $0.1 million for the quarter ended March 31, 2004.  Severance costs during the quarter ended March 31, 2004 consisted primarily of severance payments made during the period as a result of reductions in force.  All severance obligations were paid prior to March 31, 2004, and we did not receive further benefit from these individuals after March 31, 2004.

Interest.  Net interest income decreased to $4 thousand for the quarter ended March 31, 2005 compared to $18 thousand for the same period in 2004.  The decrease in interest income was primarily due to the decrease of approximately $2.1 million in overall cash and short-term investment balances over the prior year.  In addition, the average rate of return decreased when comparing the quarter ended March 31, 2004 to the quarter ended March 31, 2005.  Net interest income may vary in the future based on our cash flow and rate of return on investments.

Liquidity and Capital Resources

Our principal source of liquidity at March 31, 2005 is approximately $3.8 million of cash and cash equivalents and $0.4 million of short-term investments.  At March 31, 2005 working capital was $3.9 million compared to $5.9 million at March 31, 2004.

Cash used in operations for the three months ended March 31, 2005 was $0.6 million, primarily due to an operating loss of $1.0 million, a decrease in accounts payable and accrued expenses of $0.3 million and a decrease in the provision for doubtful accounts of $0.1 million.  This cash usage was partially offset by depreciation and amortization of $39 thousand, a decrease in accounts receivable of $0.7 million, a decrease in inventories of $0.1 million and a decrease in other assets of $33 thousand.  Cash used in operations of $1.1 million for the three months ended March 31, 2004, was primarily due to an operating loss of $1.3 million, a decrease in accounts payable and accrued expenses of $0.3 million and an increase in inventories of $0.2 million.  This cash usage was partially offset by depreciation expense of $0.1 million, a decrease in accounts receivable of $0.5 million and other assets of $48 thousand and an increase in deferred revenue of $0.1 million.  Future fluctuations in inventory balances, accounts receivable and accounts payable will be dependent upon several factors, including quarterly sales, our strategy in building inventory in advance of receiving orders from customers, and the accuracy of our forecasts of product demand and component requirements.  In addition, during the second quarter of 2005, we will be required to pay cash dividends on our 5% preferred stock and Series 2 5% preferred stock totaling $56 thousand.  These dividends are accrued at March 31, 2005 and will be paid during the second quarter of 2005.

Cash used in investing activities in the three months ended March 31, 2005 was $0.4 million, which consisted primarily of the net purchase of short-term investments of $0.3 million and net purchases of property and equipment of $0.1 million, compared to cash provided by investing activities of $1.2 million for the three months ended March 31, 2004, which consisted primarily of the maturity of short-term investments of $1.2 million, partially offset by net purchases of property and equipment of $41 thousand.

Cash provided by financing activities in the three months ended March 31, 2005 was $2.5 million, consisting of net financing proceeds from a private placement of $2.5 million, partially offset by payment of dividends on preferred stock of $35 thousand.

At March 31, 2005, the Company did not have any material commitments for capital expenditures.

During the three months ended March 31, 2005, the Company funded its operations through financing proceeds raised during the first quarter of 2005 as well as use of cash, cash equivalents and sales of short-term investments.

Based on our financial projections, we expect that our cash on hand, along with our short-term investments, and cash from our operations will be sufficient to fund our operations for the next 12 months.  However, our projections are dependent upon our ability to meet our revenue and gross profit targets.  We funded our operations and met our cash requirements during the quarter through financing proceeds on preferred stock and the use of cash, cash equivalents and sales of short-term investments.  Although we believe we have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months, based on our internal estimates and our operating plan, the sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control.  Moreover, despite actions to reduce our costs and improve our profitability, we expect our operating losses and net operating cash outflows to continue through at least the first half of 2005.  As a result, we may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability or to remain in compliance with Nasdaq’s continued listing requirement of at least $2.5 million of stockholders’ equity without obtaining additional financing.  We do not currently have any arrangements for financing, and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding.  If our business does not generate sufficient cash flow from operations and sufficient future financings are not available, we may not be able to operate or grow our business, pay our expenses when due, fund our other liquidity needs or maintain our listing on the Nasdaq SmallCap Market.

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

Factors That May Affect Future Results of Operations

Numerous factors may affect our business and future results of operations.  These factors include current economic and market conditions, the effect of military actions on government and corporate spending on information security products, spending patterns of, and appropriations to, U.S. government departments, technological changes, competition and market acceptance, acquisitions, product transitions, timing of orders, manufacturing and suppliers, reliance on outsourcing vendors and other partners, intellectual property and licenses, third-party products, dependence on government customers, international operations, intellectual property issues, liquidity and cash resources and effects of restructuring plans and cost reductions.  The discussion below addresses some of these and other factors.  For a more thorough discussion of these and other factors that may affect our business and future results, see the discussion under the caption “Factors That May Affect Future Results of Operations” in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

Our cash, cash equivalents, and investments have increased approximately $1.8 million in the last three months but have generally declined since 2003.  As a result of our expected continuing net cash outflows, we may not have sufficient cash to operate our business and may not be able to maintain our Nasdaq listing.

During the three months ended March 31, 2005, our cash, cash equivalents and short-term investments increased approximately $1.8 million from approximately $2.4 million as of December 31, 2004 to approximately $4.2 million at March 31, 2005, primarily as a result of a private placement of our preferred stock and warrants, that yielded net proceeds of $2.5 million, which we completed on March 28, 2005.  As of December 31, 2004, we had cash, cash equivalents and investments in the amount of approximately $2.4 million, down from approximately $2.7 million as of December 31, 2003.  Although we believe the proceeds we received in connection with the private placement in March 2005 will provide us with sufficient cash resources to finance our operations for the next twelve months, based on our internal estimates and our operating plan, the sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control. Moreover, despite our actions to reduce costs and improve profitability, we expect our net operating losses and net operating cash outflows to continue through at least the first half of 2005.  If our losses continue, our stockholders’ equity could fall below $2.5 million in the fourth quarter of 2005.  If this occurs, we would not be in compliance with the Nasdaq listing requirements, and we could face delisting.  We do not currently have any further arrangements for financing, and we may not be able to secure additional debt or equity financing on terms that are acceptable to us, or at all, at the time when we need this financing.  Therefore, if our business does not generate sufficient cash flow from operations and sufficient financing resources are not available, we may not be able to operate or grow our business, pay our expenses when due, fund our other liquidity needs or maintain our listing on the Nasdaq SmallCap Market.

If we fail to respond to rapid technological changes in the network security and data protection industries, we may lose customers or our products may become obsolete.

The network security and data protection industries are characterized by frequent product introductions, rapidly changing technology and continued evolution of industry standards.  We must introduce upgrades to our products rapidly in response to customer needs, such as new computer viruses or other novel external attacks on computer networks.  In addition, the nature of the network security and data protection industries requires our products to be compatible and interoperable with numerous security products, networking products, workstation and personal computer architectures and computer and network operating systems offered by various vendors, including our competitors.  As a result, our success depends upon our ability to develop and introduce in a timely manner new products and enhancements to our products that meet changing customer requirements and evolving industry standards. The development of technologically advanced network security and data protection products is a complex and uncertain process requiring high levels of innovation, rapid response and accurate anticipation of technological and market trends.  We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully in a timely manner.  Further, we or our competitors may introduce new products or product enhancements that shorten the life cycle of our existing products or cause our existing products to become obsolete.

Our revenues have declined from $6.5 million in 2003 to $6.0 million in 2004 and to $1.2 million for the three months ended March 31, 2005 from $1.3 million for the same period in 2004 in connection with a shift to sales of our newer product lines. If our network intrusion detection, regulated information compliance system, data privacy system and spyware prevention products do not achieve market acceptance, our revenues will suffer.

Over the past three years, we have transitioned our sales strategy from our lower margin SecureCom and PDS security appliance products to the development and sales of our higher margin network intrusion detection, regulated information compliance system, data privacy protection and spyware prevention products.  During this transition, sales of our new products were not enough to counteract the loss in sales associated with our older products.  As a result, our net revenues have declined from approximately $7.8 million in 2002, to approximately $6.5 million in 2003 and approximately $6.0 million in 2004.  In addition, our revenues for the first three months of 2005 are $1.2 million as compared to $1.3 million for the same period in 2004.

Our new network security products, regulated information compliance systems, data privacy protection systems and spyware prevention products have only been in the market place for a limited period of time and may have longer sales cycles than our previous products.  Although response to our products has been positive, we have not yet received broad market acceptance.  We cannot assure you that our present or future products will achieve market acceptance on a sustained basis.

In order to achieve market acceptance and achieve future revenue growth, we must introduce complementary security and data protection products, incorporate new technologies into our existing product lines and design, develop and successfully commercialize higher performance products in a timely manner.  We cannot assure you that we will be able to offer new or complementary products that gain market acceptance quickly enough to avoid decreased revenues during current or future product introductions or transitions.

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

As a result of these sales, we now depend exclusively on revenues generated from the sale of our network security products, which have received limited market acceptance.  Moreover, we have only recently introduced our regulated compliance and data privacy systems and our spyware prevention products.  Although initial response to these products has been positive, the market for these products has only begun to emerge and sales of these products may not occur as quickly as we expect.  Consequently, we resemble a developmental stage company and will face the following inherent risks and uncertainties:

•                  the need for our network security products, regulated information compliance systems, data privacy protection systems and spyware prevention products to achieve market acceptance and produce a sustainable revenue stream;

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

We incurred a net loss of $1.0 million for the three months ended March 31, 2005 and have an accumulated deficit of $49.8 million as of March 31, 2005.  As a result, we must generate substantially greater revenues from sales in order to achieve profitability.

We have incurred significant operating losses and are uncertain about our future operating results.  For the three months ended March 31, 2005, we incurred a net loss of $1.0 million and had an accumulated deficit of approximately $49.8 million as of March 31, 2005.  In addition, our revenues have declined from $7.8 million in 2002, to $6.5 million in 2003, and $6.0 million in 2004.  We need to generate and sustain substantially greater revenues from the sales of our products if we are to achieve profitability.  If we are unable to achieve these greater revenues, our losses will continue indefinitely, and we may never achieve or sustain profitability or generate positive cash flow.

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

Our principle competitors in the network intrusion and detection market include Internet Security Systems, Inc., Cisco Systems, Inc., Symantec, Inc., Netscreen Technologies, Inc., McAfee, Inc., Tipping Point Technologies, a division of 3COM Corporation, and NFR Security, Inc.  The market for regulated information compliance systems is relatively new.  Our competitors in this market include a number of start-up companies that have entered the market in the last two years.  However, as this market develops, we expect increased competition from both start-up and established companies.  Our current and potential competitors may have one or more of the following significant advantages over us:

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

During the first three months of 2005, we did not have any restructuring costs.  However, since we began restructuring in 2002, we have incurred approximately $1.0 million in restructuring charges, severance, and related expenses. The objective of our restructuring plan was to reduce our cost structure to a sustainable level that is consistent with our current cash resources and the general economic climate.  We have also implemented other strategic initiatives to strengthen our operations, such as reductions in our work force and facilities and aligning our organization around our business objectives.  Any further work force reductions could result in temporary reduced productivity of our remaining employees.  Additionally, our customers and prospects may delay or forgo purchasing our products due to a perceived uncertainty caused by our restructuring and other changes.  Failure to achieve the desired results of our initiatives could seriously harm our business, results of operations and financial condition.

Consolidation in the network security and data protection industries may limit market acceptance of our products.

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

Sales to government entities accounted for 62.8% of our revenues the three months ended March 31, 2005 and 53.6% of our revenues for the year ended December 31, 2004.  Sales to government customers involve unique risks, which could adversely impact our revenues.

We derived 62.8% of our revenues from sales to various U.S. government entities for the three months ended March 31, 2005, and 53.6% of our revenues from these sales for the year ended December 31, 2004.  We expect to continue to derive a substantial portion of our revenues from U.S. government customers in the future.  Sales to the government present risks in addition to those involved in sales to commercial customers, including potential disruption due to appropriation and spending patterns and the government’s right to cancel contracts and purchase orders for its convenience.  General political and economic conditions, which we cannot accurately predict, directly and indirectly may affect the quantity and allocation of expenditures by federal departments.  In addition, obtaining government contracts may involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements.  Each government entity also maintains its own rules and regulations with which we must comply and which can vary significantly among departments.  As a result, cutbacks or re-allocations in the federal budget or losses of government sales due to other factors could have a material adverse effect on our revenues and operating results.

We derived 13.9% of our revenues from international sales in the three months ended March 31, 2005, and 19.2% of our revenues from these sales for the year ended December 31, 2004.  Our ability to sell our products internationally are subject to certain risks which could harm our business.

Sales to foreign customers accounted for approximately 19.2% of our revenues for the year ended December 31, 2004, and 32.5% of our revenues for the three months ended March 31, 2004.  Although export sales decreased to 13.9% of our revenues for the quarter ended March 31, 2005, we expect sales to foreign customers to continue to represent a significant portion of our revenues in the future.  Our international operations are subject to many inherent risks that may adversely affect our business, financial condition and operating results, including:

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

Sales through indirect channels accounted for 46.9% of our revenues for the three months ended March 31, 2005 and 36.9% of our revenue for the year ended December 31, 2004.  Our revenues will suffer if we do not expand our sales through, or receive the anticipated benefits from our sales through, indirect sales channels.

We derived 46.9% of our revenues for the three months ended March 31, 2005, and 36.9% of our revenue for the year ended December 31, 2004 from sales through indirect sales channels, such as distributors, value added resellers, system integrators, original equipment manufacturers and managed service providers.  We believe we must expand our sales through these indirect channels in order to increase our revenues.  Although we are actively pursuing a strategy to increase the percentage of our revenues generated through these indirect sales channels, we cannot assure you that our products will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues as expected.  Further, many of our competitors are also trying to sell their products through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our products.

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

The market price of our common stock has been highly volatile in the past and may continue to be volatile in the future.  For example, for the three-month period ending March 31, 2005, the market price of our common stock on The Nasdaq SmallCap Market fluctuated between $2.10 and $6.20 per share.  The market price of our common stock may fluctuate significantly in response to a number of factors, many of which are outside our control, including:

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

You will experience substantial dilution upon the conversion or redemption of the shares of preferred stock and exercise of warrants that we issued in recent private placements.

On March 25, 2004, we completed a $5,000,000 private placement in connection with which we issued 1,000,000 shares of our 5% Convertible Preferred Stock and warrants to acquire 556,619 shares of our common stock.  The conversion price for the preferred stock and the exercise price of the warrants is $3.144 per share.  We also issued our placement agent a warrant for 64,408 shares of our common stock at an exercise price of $3.144 per share.  As of May 5, 2005, there were 389,628 shares of 5% preferred stock, representing 619,637 shares of common stock upon conversion, and warrants to purchase 556,619 shares of common stock outstanding.

In addition, on March 28, 2005, we completed a $2,663,000 private placement in connection with which we issued 1,065,200 shares of our Series 2 5% Convertible Preferred Stock and warrants to acquire 532,600 shares of our common stock.  We also issued two affiliates of our placement agent warrants to purchase an aggregate of 60,390 shares of common stock.  The conversion price for the preferred stock is $2.50 per share and the exercise price of the warrants is $2.77 per share.

On May 5, 2005, we had 6,138,030 shares of common stock outstanding.  As a result, we expect the private placements to result in a further dilution to holders of our common stock upon conversion of the preferred stock and exercise of the warrants of 2,898,854 shares of common stock, or an approximately 47.2% increase in the number of shares of our common stock outstanding.

Further, the occurrence of certain specified events controlled by the Company may entitle holders of our Series 2 5% preferred stock to require us to redeem their shares for a number of shares of our common stock equal to the redemption price divided by 75% of the ten-day average of the volume weighted average price of our common stock ending on the day immediately preceding the holder’s election to redeem.  The redemption price for the shares of Series 2 5% preferred stock equals the sum of (1) the greater of $3.25 and the volume weighted average price of our common stock on the trading day immediately preceding the redemption event multiplied by $2.50 divided by the conversion price of the Series 2 5% preferred stock then in effect plus (2) any accrued but unpaid dividends on the Series 2 5% preferred stock plus (3) any unpaid liquidated damages or other amounts payable to the holders of the Series 2 5% preferred stock.  As a result, assuming we have paid all liquidated damages and other amounts to the holders, accrued but unpaid dividends on May 5, 2005 of $12 thousand, a volume weighted average price of $2.47, which was the closing price of our common stock on May 5, 2005, and our 6,138,030 shares of common stock outstanding on May 5, 2005, we would issue approximately 1,875,250 shares of our common stock if a specified redemption event occurs and all holders of Series 2 5% preferred stock elected to redeem their shares for common stock.  This would represent an increase of approximately 30.55% in the number of shares of our common stock as of May 5, 2005.

The conversion of preferred stock or exercise of warrants we issued in our recent private placement may cause the price of our common stock to decline.

The holders of the shares of 5% preferred stock and warrants we issued on March 25, 2004, may freely convert their shares of preferred stock and exercise their warrants and sell the underlying shares of common stock pursuant to an effective registration statement we filed on August 6, 2004.  As of May 5, 2005, 610,912 shares of preferred stock had converted into 971,551 shares of common stock.  In addition, upon the effectiveness of the registration statement relating to the resale of the shares of common stock underlying the Series 2 5% preferred stock and warrants we issued in the March 28, 2005, private placement, the investors in that private placement would be able to freely sell the shares of common stock underlying their shares of Series 2 5% preferred stock and warrants we issued to them in that private placement upon the conversion of their shares and exercise of their warrants.

For the four weeks ended on May 6, 2005, the average daily trading volume of our common stock on The NASDAQ SmallCap Market was 176,085 shares.  Consequently, if holders of preferred stock or warrants elect to convert their remaining shares or exercise their warrants and sell a material amount of their underlying shares of common stock on the open market, the increase in selling activity could cause a decline in the market price of our common stock.  Furthermore, these sales, or the potential for these sales, could encourage short sales, causing additional downward pressure on the market price of our common stock.

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

Shares of our 5% convertible preferred stock accrue cash dividends equal to $0.25 per share per annum, payable in arrears on March 31 and September 30 of each year, and shares of our Series 2 5% convertible preferred stock accrue cash dividends equal to $0.125 per share per annum, payable in arrears on the first business day of March, June, September and December of each year.  The amount of the dividends on our Series 2 5% preferred stock may increase to $0.45 per share per annum upon the occurrence of certain event entitling the holders of these shares to redemption.

During 2004, we paid $129 thousand in dividends related to our 5% preferred stock and at March 31, 2005, we have dividends accrued of $55 thousand related to our 5% preferred stock and $1 thousand related to our Series 2 5% preferred stock.

Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.  We have not had net profits for the last two fiscal years ended December 31, 2004.  However, we did have sufficient capital surplus, defined as the amount by which our net assets exceed our stated capital, based on par value of our outstanding shares as provided by Delaware law.  Although we are currently able to pay accrued dividends on our outstanding shares of preferred stock, we cannot assure you that our net assets will continue to exceed our stated capital or that we will have net profits in order to pay these dividends in the future.  These dividends continue to accrue on our outstanding shares of preferred stock, regardless of whether we are legally able to pay them.  The accrual of these dividends may adversely affect our operating results.  In addition, the payment of these dividends could strain our available cash resources, which could adversely affect our ability to operate or grow our business.  Furthermore, our inability to pay dividends could adversely affect our ability to raise equity financing in the future if required.

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

As of May 5, 2005, our executive officers, directors and preferred stockholders beneficially own approximately 31.5% of our voting power.  As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us.  These stockholders may use their influence to approve or take actions that may be adverse to your interests.

Item 3.                                CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2005, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported in a timely manner.

We have carried out an evaluation, under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2005, and our Chief Executive Officer and Chief Financial Officer have concluded that there was no change during the quarterly period ended March 31, 2005 that has materially affected or is reasonably expected to materially affect our internal control over financial reporting.

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

Item 6.                                EXHIBITS AND REPORTS ON FORM 8-K

(a)                                      The following Exhibits are filed with this report form 10-QSB:

2.1(1)	Certificate of Ownership and Merger merging Intrusion.com, Inc. into Intrusion Inc.
3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(3)	Certificate of Amendment to Certificate of Incorporation of Registrant
3.3(4)	Certificate of Designation for the Registrant’s 5% Convertible Preferred Stock
4.1(5)	Certificate of Designations of the Registrant’s Series 2 5% Convertible Preferred Stock of Intrusion Inc.
4.2(5)	Specimen Series 2 5% Convertible Preferred Stock Certificate
4.3(5)	Form of Common Stock Purchaser Warrant issued to the investors in the Registrant’s March 28, 2005 private placement.
4.4(5)	Form of Representative’s Warrant for the Purchase of Shares of Common Stock issued to certain affiliates of Stonegate Securities, Inc. on March 28, 2005
4.5(5)	Registration Rights Agreement dated as of March 28, 2005, by and among the Registrant and each of the purchasers listed on the signature pages thereto.
4.6(5)	Form of Voting Agreement executed by each of the officers and directors of Registrant in connection with the March 28, 2005 private placement

10.1(5)	Securities Purchase Agreement dated as of March 28, 2005, by and among the Registrant and the investors listed on Exhibit A thereto.
10.2(5)	Placement Agency Agreement dated February 7, 2005, by and between the Registrant and Stonegate Securities, Inc.
31.1(6)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2(6)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1(6)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(6)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(5)                                 Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated March 29, 2005, which Exhibit is incorporated herein by reference.

(6)                                 Filed herewith.

(b)                                 During the quarter ended March 31, 2005, we filed the following reports on Form 8-K:

•                  Report on Form 8-K filed on March 29, 2005, announcing the completion of a $2.7 million private placement.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRUSION INC.

Date: May 12, 2005	/s/ Michael L. Paxton
Michael L. Paxton
Vice President, Chief Financial Officer, Treasurer & Secretary
(Principal Financial & Accounting Officer)