Form 10QSB
period 2005-06-30
INTRUSION INC
filed 2005-08-12
CIK 736012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes  ☒    No  ☐

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on July 26, 2005 was 6,573,230.

Transitional Small Business Disclosure Forman (check one):  Yes  ☐    No  ☒

INTRUSION INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$1,284	$2,315
Short-term investments	2,350	75
Accounts receivable, less allowance for doubtful accounts of $243 in 2005 and $508 in 2004	480	1,220
Inventories, net	840	950
Prepaid expenses	255	393
Total current assets	5,209	4,953
Property and equipment, net	340	299
Other assets	43	64
TOTAL ASSETS	$5,592	$5,316

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$1,389	$1,667
Deferred revenue	914	799
Total current liabilities	2,303	2,466
Stockholders’ Equity:
Preferred stock – $.01 par value; authorized shares – 5,000 5% shares issued and outstanding – 389 in 2005 and 840 in 2004 Liquidation preference of $1,970 as of June 30, 2005	1,375	2,968
Series 2 5% shares issued and outstanding – 720 Liquidation preference of $1,808 as of June 30, 2005	1,132	—
Common stock – $.01 par value; authorized shares – 80,000; Issued shares – 6,493 in 2005 and 5,431 in 2004; Outstanding shares – 6,483 in 2005 and 5,421in 2004	65	54
Common stock held in treasury, at cost – 10 shares	(362)	(362)
Additional paid-in capital	51,951	49,095
Accumulated deficit	(50,693)	(48,732)
Accumulated other comprehensive loss	(179)	(173)
Total stockholders’ equity	3,289	2,850
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,592	$5,316

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net product revenue	$1,323	$644	$2,194	$1,215
Net customer support and maintenance revenue	386	459	700	1,155
Total revenue	1,709	1,103	2,894	2,370
Cost of product revenue	719	453	1,221	728
Cost of customer support and maintenance revenue	21	124	46	485
Total cost of revenue	740	577	1,267	1,213

Gross profit	969	526	1,627	1,157

Operating expenses:
Sales and marketing	873	1,013	1,632	1,973
Research and development	703	732	1,405	1,334
General and administrative	304	315	532	579
Severance and related costs	55	34	55	130

Operating loss	(966)	(1,568)	(1,997)	(2,859)

Other income, net	2	40	2	40
Interest income, net	29	7	33	26

Loss before income tax provision	(935)	(1,521)	(1,962)	(2,793)

Income tax provision	—	—	—	—

Net loss	$(935)	$(1,521)	$(1,962)	$(2,793)

Preferred stock dividends accrued	(56)	(62)	(85)	(62)
Beneficial conversion feature on preferred stock	—	—	(919)	(938)
Net loss attributable to common stockholders	$(991)	$(1,583)	$(2,966)	$(3,793)

Net loss per share attributable to common stockholders, basic and diluted	$(0.16)	$(0.31)	$(0.49)	$(0.73)

Weighted average common shares outstanding, basic and diluted	6,182	5,166	6,110	5,165

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30, 2005	June 30, 2004
Operating Activities:
Net loss	$(1,962)	$(2,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	94	144
Provision for doubtful accounts	(177)	—
Changes in operating assets and liabilities:
Accounts receivable	917	384
Inventories	110	(96)
Prepaid expenses and other assets	159	196
Accounts payable and accrued expenses	(248)	(558)
Deferred revenue	116	131
Net cash used in operating activities	(991)	(2,592)
Investing Activities:
Purchases of short-term investments	(2,350)	(3,100)
Maturities of short-term investments	75	1,705
Purchases of property and equipment	(134)	(82)
Net cash used in investing activities	(2,409)	(1,477)
Financing Activities:
Proceeds from the exercise of employee stock options	—	6
Dividends paid on preferred stock	(115)	—
Proceeds from the issuance of preferred stock and warrants, net	2,490	4,725
Net cash provided by financing activities	2,375	4,731

Effect of foreign currency translation adjustment on cash and cash equivalents	(6)	—

Net increase (decrease) in cash and cash equivalents	(1,031)	662
Cash and cash equivalents at beginning of period	2,315	974
Cash and cash equivalents at end of period	$1,284	$1,636

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:

Fair value of warrants issued in connection with sale of preferred stock	$815	$1,191
Amortization of preferred stock beneficial conversion feature	$(919)	$(938)
Preferred stock dividends accrued	$85	$62

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2005, we had cash, cash equivalents and short-term investments in the amount of approximately $3.6 million, up from approximately $2.4 million as of December 31, 2004.  This cash increase is primarily the result of the Preferred Stock transaction discussed in Note 7.  Although we believe we have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months, based on our internal estimates and our operating plan, the sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control.  Moreover, despite actions to reduce our costs and improve our profitability, our operating losses and net operating cash outflows may continue through at least the third quarter of 2005.  As a result, we may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability or to remain in compliance with Nasdaq’s continued listing requirement of at least $2.5 million of stockholders’ equity without obtaining additional equity financing.  We do not currently have any arrangements for financing and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding.  If our business does not generate sufficient cash flow from operations and sufficient future financings are not available, we may not be able to operate or grow our business, pay our expenses when due, fund our other liquidity needs or maintain our listing on the Nasdaq SmallCap Market.

2.               Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The December 31, 2004 balance sheet was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States.  However, we believe that the disclosures are adequate to make the information presented not misleading.  In our opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  The results of operations for the three and six month periods ending June 30, 2005 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period.  The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004.

3.               Inventories (In thousands)

	June 30, 2005	December 31, 2004

Inventories consist of:

Finished goods	$703	$743
Work in progress	80	18
Demonstration systems	57	189
Net inventory	$840	$950

4.               Accounting for Stock-Based Compensation

We account for employee stock-based compensation in accordance with APB 25.  The following table summarizes relevant information as to the reported results under our intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provision of SFAS 123 as amended by SFAS 148 had been applied the quarters and six months ended June 30, 2005 and June 30, 2004 (in thousands, except per share data).

	Quarter Ended June 30, 2005	Quarter Ended June 30, 2004	Six Months June 30, 2005	Six Months June 30, 2004

Net loss attributable to common stockholders	$(991)	$(1,583)	$(2,966)	$(3,793)
Deduct: Total stock-based compensation determined under fair value-based method for all awards	(175)	(46)	(306)	(119)
Pro forma net loss attributable to common stockholders	$(1,166)	$(1,629)	$(3,272)	$(3,912)
Net loss per share attributable to common stockholders:
as reported (basic and diluted)	$(0.16)	$(0.31)	$(0.49)	$(0.73)
pro forma (basic and diluted)	$(0.19)	$(0.32)	$(0.54)	$(0.76)
Weighted-average shares used in computation:
Basic and diluted	6,182	5,166	6,110	5,165

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

5.               Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period.  Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and common stock equivalents outstanding for the period.  Our common stock equivalents include all common stock issuable upon conversion of convertible preferred stock and the exercise of outstanding options and warrants.  The aggregate number of common stock equivalents excluded from the loss per share calculation for the three and six-month periods ended June 30, 2005 and 2004 are 3,471,285 and 2,594,849, respectively.  Our common stock equivalents are not included in the diluted loss per share for the three and six-month periods ended June 30, 2005 and 2004, as they are antidilutive.

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

The 5% dividends accruing on the Series 2 5% preferred stock are required to be paid quarterly on the first business day in March, June, September and December of each year, beginning with June 2005.  The liquidation preference for the preferred stock is an amount equal to $2.50 per share plus any accrued and unpaid dividends.  Holders of our Series 2 preferred stock have liquidation preference rights over our 5% preferred stock holders as well as our common stock holders.  The holders of the Series 2 5% preferred stock are not entitled to vote on any matter, except as otherwise required by law or with respect to certain limited matters specified in the Certificate of Designations creating the Series 2 5% preferred stock.

Included in this transaction were warrants to purchase 532,600 shares of common stock at an exercise price of $2.77 per share.  Warrant holders include 80,000 held by our CEO and 30,000 held by a director of the Company.  The relative fair value of these warrants was valued at $0.7 million using the Black-Scholes model and has been recorded as a discount to the Series 2 5% Preferred Stock and an increase in additional paid-in capital.  The issuance of these warrants also resulted in a beneficial conversion feature to the Series 2 5% preferred stock valued at $0.9 million.  In accordance with EITF 98-5, the beneficial conversion feature was fully amortized in the first quarter of 2005, as the preferred stock does not have a stated maturity and is immediately convertible into common stock.  This beneficial conversion feature is included in the net loss attributed to common stockholders.  In connection with the closing of this private placement, we issued warrants to purchase 60,390 shares of our common stock at an exercise price of $2.77 per share to two affiliates of our financial advisor for assistance with the private placement.  These warrants were valued at $0.1 million using the Black-Scholes model and have been recorded as a discount to the Series 2 5% Preferred Stock and an increase to additional paid-in capital.

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

8.               Common Stock

During the three months ended June 30, 2005, 345,200 shares of our Series 2 5% Preferred Stock were converted into 345,200 shares of common stock.  In addition, 50,304 shares of our 5% Preferred Stock were converted into 80,000 shares of common stock.  During the three months ended March 31, 2005, 400,608 shares of our 5% preferred stock were converted into 637,102 shares of common stock.  In addition, an employee exercised stock options to purchase 167 shares of common stock.

9.               Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components.  SFAS No. 130 requires, among other things, that foreign currency translation adjustments be included in other comprehensive loss.  The following statement presents comprehensive loss for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss attributable to common shareholders	$(991)	$(1,583)	$(2,966)	$(3,793)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	6	—
Comprehensive loss	$(991)	$(1,583)	$(2,960)	$(3,793)

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, income taxes, warranty obligations, restructuring, maintenance contracts and contingencies.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements.

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

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net product revenue	77.4%	58.4%	75.8%	51.3%
Net customer support and maintenance revenue	22.6	41.6	24.2	48.7
Total revenue	100.0	100.0	100.0	100.0
Cost of product revenue	42.1	41.1	42.2	30.7
Cost of customer support and maintenance revenue	1.2	11.2	1.6	20.5
Total cost of revenue	43.3	52.3	43.8	51.2
Gross profit	56.7	47.7	56.2	48.8
Operating expenses:
Sales and marketing	51.1	91.8	56.4	83.2
Research and development	41.1	66.4	48.5	56.3
General and administrative	17.8	28.6	18.4	24.4
Severance and related costs	3.2	3.1	1.9	5.5
Operating loss	(56.5)	(142.2)	(69.0)	(120.6)

Other income, net	0.1	3.6	0.0	1.7
Interest income, net	1.7	0.6	1.2	1.1
Loss before income tax provision	(54.7)	(137.9)	(67.8)	(117.8)

Income tax provision	—	—	—	—

Net loss	(54.7)%	(137.9)%	(67.8% )	(117.8% )
Preferred stock dividends accrued	(3.3)	(5.6)	(2.9)	(2.6)
Beneficial conversion feature on preferred stock	—	—	(31.8)	(39.6)

Net loss attributable to common stockholders	(58.0)%	(143.5)%	(102.5)%	(160.0)%

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Domestic revenues	89.7%	84.6%	88.2%	73.7%
Export revenues to:
Europe	7.4	5.7	7.6	16.6
Canada	1.0	7.5	0.6	5.5
Asia	1.8	1.9	3.5	3.9
Latin America	0.1	0.3	0.1	0.3

Net revenues	100.0%	100.0%	100.0%	100.0%

Net Revenues.  Net revenues for the quarter and six months ended June 30, 2005 were $1.7 million and $2.9 million, respectively, compared to $1.1 million and $2.4 million for the same periods in 2004.  Product revenues increased $0.7 million and $1.0 million for the quarter and six months ended June 30, 2005 compared to the same periods in 2004.  Customer support and maintenance revenue decreased $0.1 million and $0.5 million for the quarter and six months ended June 30, 2005 compared to the same periods in 2004.  Consistent with our strategic move to concentrate on our SecureNet products, total revenues (including maintenance and support) for the quarter and six months ended June 30, 2005 from our SecureNet product line increased to $1.6 million and $2.7 million from $1.0 million and $2.1 million for the same periods in 2004.  Our first generation product sales, including PDS and SecureCom remained constant for the quarter and six months ended June 30, 2005 at $0.1 million and $0.2 million when compared to the same periods in 2004.

Export Revenues.  Export revenues for the quarter and six months ended June 30, 2005 decreased to $0.2 million and $0.3 million from $0.2 million and $0.6 million compared to the same periods in 2004 as revenues from our PDS security appliance family decreased and we focused more of our resources domestically.

Concentration of Revenues.  Revenues from sales to various U.S. government entities totaled $1.3 million, or 76.7% of revenues, for the quarter ended June 30, 2005 compared to $0.4 million, or 37.6% of revenues, for the same period in 2004.  Revenues from sales to various U.S. government entities totaled $2.1 million, or 71.0% of revenues, for the six months ended June 30, 2005 compared to $0.9 million, or 38.5% of revenues, for the same period in 2004.  Although, we expect our concentration of revenues to vary among customers in future quarters depending upon the timing of certain sales, we anticipate that sales to government customers will continue to account for a significant portion of our revenues in future quarters.  Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including potential disruption to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience.  Although we do not believe that the cancellation of any particular order would have a material adverse effect on our financial results or that any of our revenues with government customers are subject to renegotiation, a large number of cancelled or renegotiated government orders could possibly have a material adverse effect on our financial results.  Currently, we are not aware of any proposed cancellation or renegotiation of any of our existing arrangement with government entities and, historically, government entities have not cancelled or renegotiated orders which had a material adverse effect on our business.

Gross Profit.  Gross profit was $1.0 million or 56.7% of net revenues for the quarter ended June 30, 2005, compared to $0.5 million or 47.7% of net revenues for the quarter ended June 30, 2004. Gross profit was $1.6 million or 56.2% of net revenues for the six months ended June 30, 2005, compared to $1.2 million or 48.8% of net revenues for the six months ended June 30, 2004. Gross profit margins as a percentage of net revenues increased from the same period in the prior year due to a continued shift in product mix, to our more profitable SecureNet product line.  Gross profit on product revenues for the quarter and six months ended June 30, increased from 29.7% and 40.0%, respectively, in 2004 to 45.6% and 44.3%, respectively, in 2005 due to the transition to our more profitable software-based products.  Gross profit on customer support and maintenance revenues for the quarter and six months ended June 30, increased from 73.0% and 58.0%, respectively, in 2004 to 94.7% and 93.4%, respectively, in 2005, as less repair costs associated with maintenance contracts were incurred during the quarter in conjunction with our transition to software-based products.

Gross profit as a percentage of net revenues is impacted by several factors, including shifts in product mix, changes in channels of distribution, revenue volume, fluctuations in third-party assembly costs, pricing strategies, and fluctuations in revenues of integrated third-party products.

Sales and Marketing.  Sales and marketing expenses decreased to $0.9 million for the quarter ended June 30, 2005, compared to $1.0 million for the quarter ended June 30, 2004. Sales and marketing expenses decreased to $1.6 million for the six months ended June 30, 2005, compared to $2.0 million for the six months ended June 30, 2004. This cost reduction was primarily due to the reorganization of our sales and marketing departments, including a reduction in headcount, and other cost reduction initiatives.  Sales and marketing expenses may vary as a percentage of net sales in the future.  However, we believe that these costs will remain relatively constant through the end of the year.

Research and Development.  Research and development expenses remained constant at $0.7 million for the quarters ended June 30, 2005 and 2004. Research and development expenses increased to $1.4 million for the six months ended June 30, 2005, compared to $1.3 million for the six months ended June 30, 2004. Research and development costs are expensed in the period incurred.  Research and development expenses increased slightly in the six months ended June 30, 2005, compared to the same periods in 2004 as we incurred slightly more research and development costs during the period. Research and development expenses may vary as a percentage of net sales in the future; however, we believe that these costs will remain relatively constant through the end of the year.

General and Administrative.  General and administrative expenses remained constant at $0.3 million for the quarters ended June 30, 2005 and 2004.  General and administrative expenses decreased to $0.5 million for the six months ended June 30, 2005, compared to $0.6 million for the six months ended June 30, 2004.  This decrease was primarily due to the restructuring done in 2004, including a reduction in headcount, and other cost reduction initiatives.  It is expected that general and administrative expenses will remain relatively constant throughout the remainder of the year, as no further headcount reductions are anticipated.  General and administrative expense may vary as a percentage of net sales in the future.

Severance and Related Costs.  We did not incur severance and related costs during the quarter ended June 30, 2005 compared to $96 thousand for the same period in 2004.  Severance costs decreased to $55 thousand for the six-month period ended June 30, 2005, compared to $130 thousand for the six month period ended June 30, 2004.  Severance and related costs during the six-month period ended June 30, 2005 consisted primarily of payments made during the periods as a result of prior reductions in force.  Severance and related costs for the six-month period ended June 30, 2004 consisted of reductions in force made during those periods.

Interest.  Net interest income increased to $29 thousand for the quarter ended June 30, 2005 compared to $7 thousand for the same period in 2004.  Net interest income increased to $33 thousand for the six months ended June 30, 2005 compared to $26 thousand for the same period in 2004.  The increase in interest income was primarily due to better returns over prior year and relatively constant cash and short-term investment balances when compared to prior year.  Net interest income may vary in the future based on our cash flow and rate of return on investments.

Liquidity and Capital Resources

Our principal source of liquidity at June 30, 2005 is approximately $1.3 million of cash and cash equivalents and $2.3 million of short-term investments.  At June 30, 2005 working capital was $2.9 million compared to $4.3 million at June 30, 2004.

Cash used in operations for the six months ended June 30, 2005 was $1.0 million, primarily due to a net loss of $2.0 million, a decrease in accounts payable and accrued expenses of $0.2 million and a reduction in the provision for doubtful accounts of $0.2 million.  This cash decrease was partially offset by depreciation expense of $0.1 million, a decrease in accounts receivable of $0.9 million, an increase in deferred revenue of $0.1 million, a decrease in inventories of $0.1 million and a decrease in prepaid expenses and other assets of $0.2 million.  Cash used in operations for the six months ended June 30, 2004 was $2.6 million, primarily due to a net loss of $2.8 million, an increase in inventories of $0.1 million and a decrease in accounts payable and accrued expenses of $0.6 million.  This cash decrease was partially offset by depreciation expense of $0.1 million, a decrease in accounts receivable of $0.4 million, an increase in deferred revenue of $0.1 million and a decrease in prepaid expenses and other assets of $0.2 million.  Future fluctuations in inventory balances, accounts receivable and accounts payable will be dependent upon several factors, including, but not limited to, quarterly sales, our strategy in building inventory in advance of receiving orders from customers, and the accuracy of our forecasts of product demand and component requirements.

Cash used in investing activities in the six months ended June 30, 2005 was $2.4 million, which consisted primarily of the net purchase of short-term investments of $2.4 million and net purchases of property and equipment of $0.1 million, partially offset by maturities of short-term investments of $0.1 million, compared to cash used by investing activities of $1.5 million for the six months ended June 30, 2004, which consisted primarily of the net maturity of short-term investments of $1.4 million and net purchases of property and equipment of $0.1 million.

Cash provided by financing activities in the six months ended June 30, 2005 was $2.4 million, consisting of net financing proceeds from a private placement of $2.5 million, partially offset by payment of dividends on preferred stock of $115 thousand, compared to cash provided by financing activities for the six months ended June 30, 2004 of $4.7 million, consisting of net financing proceeds from a private placement of $4.7 million and the exercise of employee stock options of $6 thousand.

At June 30, 2005, the Company did not have any material commitments for capital expenditures.

During the six months ended June 30, 2005, the Company funded its operations through financing proceeds raised during the first quarter of 2005 as well as the use of cash, cash equivalents and sales of short-term investments.

Based on our financial projections, we expect that our cash on hand, along with our short-term investments, and cash from our operations will be sufficient to fund our operations for the next 12 months.  However, our projections are dependent upon our ability to meet our revenue and gross profit targets.  We funded our operations and met our cash requirements during the six months ended June 30, 2005 through financing proceeds on preferred stock and the use of cash, cash equivalents and sales of short-term investments.  Although we believe we have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months, based on our internal estimates and our operating plan, the sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control.  Moreover, despite actions to reduce our costs and improve our profitability, our operating losses and net operating cash outflows may continue through at least the third quarter of 2005.  As a result, we may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability or to remain in compliance with Nasdaq’s continued listing requirement of at least $2.5 million of stockholders’ equity without obtaining additional equity financing.  We do not currently have any arrangements for financing, and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding.  If our business does not generate sufficient cash flow from operations and sufficient future financings are not available, we may not be able to operate or grow our business, pay our expenses when due, fund our other liquidity needs or maintain our listing on the Nasdaq SmallCap Market.

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

Off-Balance Sheet Arrangements.

As of June 30, 2005, we did not have any significant off-balance sheet arrangements, as defined by Item 303(c)(2) of Regulation S-B.

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

Our cash, cash equivalents, and investments have increased approximately $1.2 million in the last six months but have generally declined since 2003.  As a result of our expected continuing net cash outflows, we may not have sufficient cash to operate our business and may not be able to maintain our Nasdaq listing.

During the six months ended June 30, 2005, our cash, cash equivalents and short-term investments increased approximately $1.2 million from approximately $2.4 million as of December 31, 2004 to approximately $3.6 million at June 30, 2005, primarily as a result of a private placement of our preferred stock and warrants, that yielded net proceeds of $2.5 million, which we completed on March 28, 2005.  As of December 31, 2004, we had cash, cash equivalents and investments in the amount of approximately $2.4 million, down from approximately $2.7 million as of December 31, 2003.  Although we believe the proceeds we received in connection with the private placement in March 2005 will provide us with sufficient cash resources to finance our operations for the next twelve months, based on our internal estimates and our operating plan, the sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control. Moreover, despite our actions to reduce costs and improve profitability, our net operating losses and net operating cash outflows may continue through at least the third quarter of 2005.  If our losses continue, our stockholders’ equity could fall below $2.5 million in the fourth quarter of 2005.  If this occurs, we would not be in compliance with the Nasdaq listing requirements, and we could face delisting.  We do not currently have any further arrangements for equity financing, and we may not be able to secure additional debt or equity financing on terms that are acceptable to us, or at all, at the time when we need this financing.  Therefore, if our business does not generate sufficient cash flow from operations and sufficient financing resources are not available, we may not be able to operate or grow our business, pay our expenses when due, fund our other liquidity needs or maintain our listing on the Nasdaq SmallCap Market.

If we fail to respond to rapid technological changes in the network security, data protection, regulated information compliance and spyware prevention industries, we may lose customers or our products may become obsolete.

The network security, data protection, regulated information compliance and spyware prevention industries are characterized by frequent product introductions, rapidly changing technology and continued evolution of industry standards.  We must introduce upgrades to our products rapidly in response to customer needs, such as new computer viruses or other novel external attacks on computer networks as well as the adoption privacy and data protection laws.  In addition, the nature of the network security, data protection, regulated information compliance and spyware prevention industries requires our products to be compatible and interoperable with numerous security products, networking products, workstation and personal computer architectures and computer and network operating systems offered by various vendors, including our competitors.  As a result, our success depends upon our ability to develop and introduce in a timely manner new products and enhancements to our products that meet changing customer requirements and evolving industry and legal standards. The development of technologically advanced network security, data protection, regulated information compliance and spyware prevention products is a complex and uncertain process requiring high levels of innovation, rapid response and accurate anticipation of technological and market trends.  We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully in a timely manner.  Further, the introduction of new products or product enhancements by us or our competitors or the adoption of new or amended privacy or data protection laws may shorten the life cycle of our existing products or cause our existing products to become obsolete.

Although our revenues have increased to $2.9 million for the first six months of 2005 from $2.4 for the same period in 2004, our overall revenues have declined from $7.8 million in 2002 to $6.0 million in 2004 in connection with a shift to sales of our newer product lines. If our network intrusion detection, regulated information compliance system, data privacy system and spyware prevention products do not achieve market acceptance, our revenues will suffer.

Over the past three years, we have transitioned our sales strategy from our lower margin SecureCom and PDS security appliance products to the development and sales of our higher margin network intrusion detection, regulated information compliance system, data privacy protection and spyware prevention products.  During this transition, sales of our new products were not enough to counteract the loss in sales associated with our older products.  As a result, although our revenues for the six months ended June 30, 2005 increased to $2.9 million from $2.4 million for the same period in 2004, our overall net revenues have declined from approximately $7.8 million in 2002, to approximately $6.5 million in 2003 and approximately $6.0 million in 2004.

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

In order to achieve market acceptance and achieve future revenue growth, we must introduce complementary products, incorporate new technologies into our existing product lines and design, develop and successfully commercialize higher performance products in a timely manner.  We cannot assure you that we will be able to offer new or complementary products that gain market acceptance quickly enough to avoid decreased revenues during current or future product introductions or transitions.

We resemble a developmental stage company and our business strategy may not be successful.

From our founding in 1983 until 2000, we derived substantially all of our revenue from the design, manufacture and sale of local area networking equipment.  In order to permit us to focus our resources solely on developing and marketing our network security products, we sold our local area networking assets and related networking divisions in a series of sales from 2000 to 2002.

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

We incurred a net loss of $2.0 million for the six months ended June 30, 2005 and have an accumulated deficit of $50.7 million as of June 30, 2005.  As a result, we must generate substantially greater revenues from sales in order to achieve profitability.

We have incurred significant operating losses and are uncertain about our future operating results.  For the six months ended June 30, 2005, we incurred a net loss of $2.0 million and had an accumulated deficit of approximately $50.7 million as of June 30, 2005.  We need to generate and sustain substantially greater revenues from the sales of our products if we are to achieve profitability.  If we are unable to achieve these greater revenues, our losses will continue indefinitely, and we may never achieve or sustain profitability or generate positive cash flow.

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

Our principle competitors in the network intrusion and detection market include Internet Security Systems, Inc., Cisco Systems, Inc., MicroSoft, Symantec, Inc., Netscreen Technologies, Inc., McAfee, Inc., Tipping Point Technologies, a division of 3COM Corporation, and NFR Security, Inc.  The market for regulated information compliance systems is relatively new.  Our competitors in this market include a number of start-up companies that have entered the market in the last two years.  However, as this market develops, we expect increased competition from both start-up and established companies.  Our current and potential competitors may have one or more of the following significant advantages over us:

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

We derive a substantial portion of our revenue from sales to United States government entities, including sales to various Army and other armed services bases.  As a result, United States military actions or other events occurring in response to or in connection with them, including future terrorist attacks, actual conflicts involving the United States or its allies or military or trade disruptions could impact our operations by:

•              reducing or delaying government, armed service or corporate spending on our products;

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

During the first six months of 2005, we incurred $55 thousand in severance related costs.  Since we began restructuring in 2002, we have incurred approximately $1.1 million in restructuring charges, severance, and related expenses. The objective of our restructuring plan was to reduce our cost structure to a sustainable level that is consistent with our current cash resources and the general economic climate.  We have also implemented other strategic initiatives to strengthen our operations, such as reductions in our work force and facilities and aligning our organization around our business objectives.  Any further work force reductions could result in temporary reduced productivity of our remaining employees.  Additionally, our customers and prospects may delay or forgo purchasing our products due to a perceived uncertainty caused by our restructuring and other changes.  Failure to achieve the desired results of our initiatives could seriously harm our business, results of operations and financial condition.

Consolidation in the network security data protection and spyware prevention industries may limit market acceptance of our products.

Several of our competitors have acquired security companies with complementary technologies in the past.  We expect consolidation in the network security, data protection and spyware prevention industries to continue in the future.  These acquisitions may permit our competitors to accelerate the development and commercialization of broader product lines and more comprehensive solutions than we currently offer.  Acquisitions of vendors or other companies with which we have a strategic relationship by our competitors may limit our access to commercially significant technologies.  Further, business combinations in the network security industry are creating companies with larger market share, customer bases, sales forces, product offerings and technology and marketing expertise, which may make it more difficult for us to compete.

Sales to government entities accounted for 71.0% of our revenues the six months ended June 30, 2005 and 53.6% of our revenues for the year ended December 31, 2004.  Sales to government customers involve unique risks, which could adversely impact our revenues.

We derived 71.0% of our revenues from sales to various U.S. government entities for the six months ended June 30, 2005, and 53.6% of our revenues from these sales for the year ended December 31, 2004.  We expect to continue to derive a substantial portion of our revenues from U.S. government customers in the future.  Sales to the government present risks in addition to those involved in sales to commercial customers, including potential disruption due to appropriation and spending patterns and the government’s right to cancel contracts and purchase orders for its convenience.  General political and economic conditions, which we cannot accurately predict, directly and indirectly may affect the quantity and allocation of expenditures by federal departments.  In addition, obtaining government contracts may involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements.  Each government entity also maintains its own rules and regulations with which we must comply and which can vary significantly among departments.  As a result, cutbacks or re-allocations in the federal budget or losses of government sales due to other factors could have a material adverse effect on our revenues and operating results.

We derived 11.8% of our revenues from international sales in the six months ended June 30, 2005, and 19.2% of our revenues from these sales for the year ended December 31, 2004.  Our ability to sell our products internationally are subject to certain risks which could harm our business.

Sales to foreign customers accounted for approximately 19.2% of our revenues for the year ended December 31, 2004, and 11.8% of our revenues for the six months ended June 30, 2005.  We expect sales to foreign customers to continue to represent a significant portion of our revenues in the future.  Our international operations are subject to many inherent risks that may adversely affect our business, financial condition and operating results, including:

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

Sales through indirect channels accounted for 28.3% of our revenues for the six months ended June 30, 2005 and 36.9% of our revenue for the year ended December 31, 2004.  Our revenues will suffer if we do not expand our sales through, or receive the anticipated benefits from our sales through, indirect sales channels.

We derived 28.3% of our revenues for the six months ended June 30, 2005, and 36.9% of our revenue for the year ended December 31, 2004, from sales through indirect sales channels, such as distributors, value added resellers, system integrators, original equipment manufacturers and managed service providers.  We believe we must expand our sales through these indirect channels in order to increase our revenues.  Although we are actively pursuing a strategy to increase the percentage of our revenues generated through these indirect sales channels, we cannot assure you that our products will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues as expected.  Further, many of our competitors are also trying to sell their products through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our products.

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

The market price of our common stock has been highly volatile in the past and may continue to be volatile in the future.  For example, for the six-month period ending June 30, 2005, the market price of our common stock on The Nasdaq SmallCap Market fluctuated between $2.01 and $6.20 per share.  The market price of our common stock may fluctuate significantly in response to a number of factors, many of which are outside our control, including:

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

Our reductions in our work force may make it more difficult for us to attract and retain the personnel necessary to successfully operate our business.

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

On March 25, 2004, we completed a $5,000,000 private placement in connection with which we issued 1,000,000 shares of our 5% Convertible Preferred Stock and warrants to acquire 556,619 shares of our common stock.  The conversion price for the preferred stock and the exercise price of the warrants is $3.144 per share.  We also issued our placement agent a warrant for 64,408 shares of our common stock at an exercise price of $3.144 per share.  As of July 25, 2005, there were 389,088 shares of 5% preferred stock, representing 618,776 shares of common stock upon conversion, and warrants to purchase 556,619 shares of common stock outstanding.

In addition, on March 28, 2005, we completed a $2,663,000 private placement in connection with which we issued 1,065,200 shares of our Series 2 5% Convertible Preferred Stock and warrants to acquire 532,600 shares of our common stock.  We also issued two affiliates of our placement agent warrants to purchase an aggregate of 60,390 shares of common stock.  The conversion price for the preferred stock is $2.50 per share and the exercise price of the warrants is $2.77 per share.  As of July 25, 2005, there were 640,000 shares of Series 2 5% preferred stock, representing 640,000 shares of common stock upon conversion, and warrants to purchase 532,600 shares of common stock outstanding.

On July 25, 2005, we had 6,573,230 shares of common stock outstanding.  As a result, we expect the private placements to result in a further dilution to holders of our common stock upon conversion of the preferred stock and exercise of the warrants of 2,472,793 shares of common stock, or an approximately 37.6% increase in the number of shares of our common stock outstanding.

Further, the occurrence of certain specified events controlled by the Company may entitle holders of our Series 2 5% preferred stock to require us to redeem their shares for a number of shares of our common stock equal to the redemption price divided by 75% of the ten-day average of the volume weighted average price of our common stock ending on the day immediately preceding the holder’s election to redeem.  The redemption price for the shares of Series 2 5% preferred stock equals the sum of (1) the greater of $3.25 and the volume weighted average price of our common stock on the trading day immediately preceding the redemption event multiplied by $2.50 divided by the conversion price of the Series 2 5% preferred stock then in effect plus (2) any accrued but unpaid dividends on the Series 2 5% preferred stock plus (3) any unpaid liquidated damages or other amounts payable to the holders of the Series 2 5% preferred stock.  As a result, assuming we have paid all liquidated damages and other amounts to the holders, accrued but unpaid dividends on July 25, 2005 of $13 thousand, a volume weighted average price of $3.17, which was the closing price of our common stock on July 25, 2005, and our 6,573,230 shares of common stock outstanding on July 25, 2005, we would issue approximately 880,336 shares of our common stock if a specified redemption event occurs and all holders of Series 2 5% preferred stock elected to redeem their shares for common stock.  This would represent an increase of approximately 13.4% in the number of shares of our common stock as of July 25, 2005.

The conversion of preferred stock or exercise of warrants we issued in our recent private placement may cause the price of our common stock to decline.

The holders of the shares of 5% preferred stock and warrants we issued on March 25, 2004 and the holders of the shares of Series 2 5% preferred stock and warrants we issued on March 28, 2005, may freely convert their shares of preferred stock and exercise their warrants and sell the underlying shares of common stock pursuant to effective registration statements we filed the SEC.  As of July 25, 2005, 610,912 shares of preferred stock had converted into 971,551 shares of common stock, and 425,000 shares of Series 2 5% preferred stock had converted into 425,000 shares of common stock.

For the four weeks ended on July 25, 2005, the average daily trading volume of our common stock on The NASDAQ SmallCap Market was 47,174 shares.  Consequently, if holders of preferred stock or warrants elect to convert their remaining shares or exercise their warrants and sell a material amount of their underlying shares of common stock on the open market, the increase in selling activity could cause a decline in the market price of our common stock.  Furthermore, these sales, or the potential for these sales, could encourage short sales, causing additional downward pressure on the market price of our common stock.

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

The payment of accrued dividends on our preferred stock may strain our cash resources, and our inability to pay these dividends could cause our stock price to decline or could adversely affect our ability to raise additional financing .

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

During 2004, we paid $129 thousand in dividends related to our 5% preferred stock and at June 30, 2005, we have dividends accrued of $25 thousand related to our 5% preferred stock and $8 thousand related to our Series 2 5% preferred stock.

Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.  We have not had net profits for the last two fiscal years ended December 31, 2004.  However, we did have sufficient capital surplus, defined as the amount by which our net assets exceed our stated capital, based on par value of our outstanding shares as provided by Delaware law.  Although we are currently able to pay accrued dividends on our outstanding shares of preferred stock, we cannot assure you that our net assets will continue to exceed our stated capital or that we will have net profits in order to pay these dividends in the future.  These dividends continue to accrue on our outstanding shares of preferred stock, regardless of whether we are legally able to pay them.  The accrual of these dividends may adversely affect our operating results.  Moreover, the payment of these dividends could strain our available cash resources, which could adversely affect our ability to operate or grow our business.

In addition, our inability to pay dividends could require us to redeem outstanding shares of Series 2 5% preferred stock in exchange for shares of our common stock issued at a price equal to 75% of the average of volume weighted average price of our common stock for the ten days ending on the day immediately preceding an election to redeem.  As a result, the issuance, or potential issuance, of these additional shares of our common stock could cause our stock price to decline.  Furthermore, our inability to pay these dividends in cash could adversely affect our ability to raise equity financing in the future if required.

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

As of July 25, 2005, our executive officers, directors and preferred stockholders beneficially own approximately 26.9% of our voting power.  As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us or providing us with additional financing if required.  These stockholders may use their influence to approve or take actions that may be adverse to your interests.

Item 3.                                CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2005, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported in a timely manner.

We have carried out an evaluation, under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2005, and our Chief Executive Officer and Chief Financial Officer have concluded that there was no change during the quarterly period ended June 30, 2005 that has materially affected or is reasonably expected to materially affect our internal control over financial reporting.

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

Item 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on June 14, 2005, at the Radisson Hotel, Dallas North in Richardson, Texas.  The following is a brief description of each matter voted upon by stockholders, including a number of votes cast for, against, or withheld with regard to each matter of nominee.

(1)                                  Election of five (5) directors to serve until the next Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.

	FOR	WITHHELD
G. Ward Paxton	5,300,376	89,487
T. Joe Head	6,323,908	65,955
James F. Gero	6,305,313	84,550
J. Fred Bucy, Jr.	6,301,138	88,725
Donald M. Johnston	5,771,087	88,423

(2)                                  Ratification and approval of 2005 Stock Incentive Plan.

FOR	AGAINST	ABSTAIN
3,411,947	145,891	41,047

(3)                                  Ratification and approval for issuance of greater than 1,211,605 shares of Company’s common stock upon conversion or redemption of the Company’s Series 2 5% Convertible Preferred Common Stock and the exercise of warrants to purchase the Company’s common stock the Company sold in a private placement on March 28, 2005.

FOR	AGAINST	ABSTAIN
2,498,567	94,196	38,082

(4)                                  Ratification and approval for the issuance of shares of Company’s common stock upon the conversion or redemption of shares of the Company’s Series 2 5% Convertible Preferred Stock and warrants purchased by G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer and James F. Gero, one of the Company’s directors in the private placement offering on March 28, 2005.

FOR	AGAINST	ABSTAIN
2,551,042	136,247	38,491

(5)                                  Ratification and approval of selection by the Board of Directors of KBA Group LLP as independent auditors of the Registrant for the fiscal year ending December 31, 2005.

FOR	AGAINST	ABSTAIN
6,304,861	42,483	42.519

Item 6.                                EXHIBITS AND REPORTS ON FORM 8-K

(a)                                      The following Exhibits are filed with this report form 10-QSB:

10.1(1)	2005 Stock Incentive Plan
10.2(1)	Form of Notice of Grant of Stock Option
10.3(1)	Form of Stock Option Agreement
10.4(1)	Form of Stock Issuance Agreement
10.5(1)	Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Initial Grant)
10.6(1)	Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Annual Grant)
10.7(1)	Form of Automatic Stock Option Agreement
31.1(2)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2(2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1(2)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)                                 Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 15, 2005, which Exhibit is incorporated herein by reference.

(2)                                 Filed herewith.

(b)                                     During the quarter ended June 30, 2005, we filed the following reports on Form 8-K:

•                  Report on Form 8-K filed on May 3, 2005, announcing the $1.0 million order from the U.S. Army at Fort Hood, TX.

•                  Report on Form 8-K filed on June 15, 2005, announcing the approval by our board of directors and stockholders of the 2005 Stock Incentive Plan.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRUSION INC.

Date: August 12, 2005	/s/ Michael L. Paxton
Michael L. Paxton
Vice President, Chief Financial Officer, Treasurer & Secretary
(Principal Financial & Accounting Officer)