Form 10QSB
period 2005-09-30
INTRUSION INC
filed 2005-11-10
CIK 736012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes ☒ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act:  Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on October 28, 2005 was 6,909,507.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

INTRUSION INC.

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004

Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Controls and Procedures

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

Signature Page

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	September 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$2,398	$2,315
Short-term investments	500	75
Accounts receivable, less allowance for doubtful accounts of $223 in 2005 and $508 in 2004	902	1,220
Inventories, net	519	950
Prepaid expenses	189	393
Total current assets	4,508	4,953
Property and equipment, net	294	299
Other assets	43	64
TOTAL ASSETS	$4,845	$5,316

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$1,368	$1,667
Deferred revenue	713	799
Total current liabilities	2,081	2,466
Stockholders’ Equity:
Preferred stock – $.01 par value; authorized shares – 5,000 5% shares issued and outstanding – 389 in 2005 and 840 in 2004; Liquidation preference of $1,994 as of September 30, 2005	1,375	2,968
Series 2 5% shares issued and outstanding – 500; Liquidation preference of $1,256 as of September 30, 2005	787	—
Common stock – $.01 par value; authorized shares – 80,000; Issued shares – 6,714 in 2005 and 5,431 in 2004; Outstanding shares – 6,704 in 2005 and 5,421in 2004	67	54
Common stock held in treasury, at cost – 10 shares	(362)	(362)
Additional paid-in capital	52,251	49,095
Accumulated deficit	(51,175)	(48,732)
Accumulated other comprehensive loss	(179)	(173)
Total stockholders’ equity	2,764	2,850
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,845	$5,316

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	Sept 30, 2005	Sept 30, 2004	Sept 30, 2005	Sept 30, 2004
Net product revenue	$1,589	$1,213	$3,783	$2,762
Net customer support and maintenance revenue	389	464	1,089	1,285
Total revenue	1,978	1,677	4,872	4,047
Cost of product revenue	789	726	2,010	1,705
Cost of customer support and maintenance revenue	8	117	54	351
Total cost of revenue	797	843	2,064	2,056

Gross profit	1,181	834	2,808	1,991

Operating expenses:
Sales and marketing	797	894	2,429	2,867
Research and development	552	613	1,957	1,947
General and administrative	336	304	868	884
Severance and related costs	—	5	55	134

Operating loss	(504)	(982)	(2,501)	(3,841)

Other income, net	—	26	2	67
Interest income, net	23	9	56	34

Loss before income tax provision	(481)	(947)	(2,443)	(3,740)

Income tax provision	—	—	—	—

Net loss	$(481)	$(947)	$(2,443)	$(3,740)

Preferred stock dividends accrued	(44)	(67)	(129)	(129)
Beneficial conversion feature on preferred stock	—	—	(919)	(938)
Net loss attributable to common stockholders	$(525)	$(1,014)	$(3,491)	$(4,807)

Net loss per share attributable to common stockholders, basic and diluted	$(0.08)	$(0.20)	$(0.56)	$(0.93)

Weighted average common shares outstanding, basic and diluted	6,586	5,166	6,270	5,166

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	Sept 30, 2005	Sept 30, 2004
Operating Activities:
Net loss	$(2,443)	$(3,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	141	164
Provision for doubtful accounts	(285)	(108)
Changes in operating assets and liabilities:
Accounts receivable	603	30
Inventories	431	150
Other Assets	—	250
Prepaid expenses and other assets	227
Accounts payable and accrued expenses	(291)	(561)
Deferred revenue	(86)	107
Net cash used in operating activities	(1,703)	(3,708)
Investing Activities:
Purchases of short-term investments	(2,350)	(3,100)
Maturities of short-term investments	1,925	3,035
Purchases of property and equipment	(136)	(126)
Net cash used in investing activities	(561)	(191)
Financing Activities:
Proceeds from the exercise of employee stock options	—	6
Dividends paid on preferred stock	(137)	—
Proceeds from the issuance of preferred stock and warrants, net	2,490	4,725
Net cash provided by financing activities	2,353	4,731

Effect of foreign currency translation adjustment on cash and cash equivalents	(6)	—

Net increase in cash and cash equivalents	83	832
Cash and cash equivalents at beginning of period	2,315	974
Cash and cash equivalents at end of period	$2,398	$1,806

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:

Fair value of warrants issued in connection with sale of preferred stock	$815	$1,191
Amortization of preferred stock beneficial conversion feature	$919	$938
Preferred stock dividends accrued	$129	$129

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.               Description of Business

We develop, market and support a family of regulated information compliance and data privacy protection products, entity identification systems along with network intrusion prevention and detection systems that address vital security issues facing organizations with mission critical business applications or housing classified, confidential, or customer information assets.  Our products include Compliance Commander™ for regulated information and data privacy protection, TraceCop™ for entity identification and location, SpySnare™ for real-time inline blocking of spyware and unwanted peer-to-peer applications, and SecureNet™ for network intrusion prevention and detection.

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

As of September 30, 2005, we had cash, cash equivalents and short-term investments in the amount of approximately $2.9 million, up from approximately $2.4 million as of December 31, 2004.  This cash increase is primarily the result of the sale of our Series 2 5% preferred stock discussed in Note 7.  Although we believe we have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months, based on our internal estimates and our operating plan, the sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control.  Moreover, despite actions to reduce our costs and improve our profitability, our operating losses and net operating cash outflows may continue through at least the fourth quarter of 2005.  As a result, we may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability without obtaining additional equity financing.  In addition, we believe we may need to seek additional equity financing in order to remain in compliance with Nasdaq’s continued listing requirement of at least $2.5 million of stockholders’ equity.  We do not currently have any arrangements for financing and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding.  If our business does not generate sufficient cash flow from operations and sufficient future financings are not available, we may not be able to operate or grow our business, pay our expenses when due, fund our other liquidity needs or maintain our listing on The Nasdaq SmallCap Market.  Moreover, any financing raised by us may restrict our business activities or future capital raising efforts or cause dilution to our current stockholders.

2.               Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The December 31, 2004 balance sheet was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States.  However, we believe that the disclosures are adequate to make the information presented not misleading.  In our opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  The results of operations for the three and nine month periods ending September 30, 2005 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period.  The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004.

3.               Inventories (In thousands)

	Sept 30, 2005	December 31, 2004

Inventories consist of:

Finished goods	$378	$743
Work in progress	93	18
Demonstration systems	48	189
Net inventory	$519	$950

4.               Accounting for Stock-Based Compensation

We account for employee stock-based compensation in accordance with APB 25.  The following table summarizes relevant information as to the reported results under our intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provision of SFAS 123 as amended by SFAS 148 had been applied the quarters and nine months ended September 30, 2005 and September 30, 2004 (in thousands, except per share data).

	Quarter Ended Sept 30, 2005	Quarter Ended Sept 30, 2004	Nine Months Sept 30, 2005	Nine Months Sept 30, 2004

Net loss attributable to common stockholders	$(525)	$(1,014)	$(3,491)	$(4,807)
Deduct: Total stock-based compensation determined under fair value-based method for all awards	(283)	(44)	(589)	(164)
Pro forma net loss attributable to common stockholders	$(808)	$(1,058)	$(4,080)	$(4,971)
Net loss per share attributable to common stockholders:
as reported (basic and diluted)	$(0.08)	$(0.20)	$(0.56)	$(0.93)
pro forma (basic and diluted)	$(0.12)	$(0.20)	$(0.65)	$(0.96)
Weighted-average shares used in computation:
Basic and diluted	6,586	5,166	6,270	5,166

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

5.               Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period.  Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and common stock equivalents outstanding for the period.  Our common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding options and warrants.  The aggregate number of common stock equivalents excluded from the loss per share calculation for the periods ended September 30, 2005 and 2004 are 3,247,451 and 2,607,197, respectively.  Our common stock equivalents are not included in the diluted loss per share for the three and nine-month periods ended September 30, 2005 and 2004, as they are antidilutive.

6.               Commitments and Contingencies

We are subject to legal proceedings and claims that arise in the ordinary course of business.  We do not believe that the outcome of those matters will have a material adverse affect on our consolidated financial position, operating results or cash flows.  However, there can be no assurance such legal proceedings will not have a material impact.

7.               Preferred Stock

On March 28, 2005, we completed a $2.7 million private placement of Series 2 5% preferred stock and warrants.  In the private placement, we sold 1,065,200 shares of preferred stock at a price of $2.50 per share for gross proceeds of $2.7 million, less $173,000 of issuance costs.  The shares of Series 2 5% preferred stock are convertible into 1,065,200 shares of common stock at an initial conversion price of $2.50 per share.  Holders of the Series 2 5% preferred stock include 160,000 shares purchased by our CEO and 60,000 shares purchased by a director of the Company.

The 5% dividends accruing on the Series 2 5% preferred stock are required to be paid quarterly on the first business day in March, June, September and December of each year, beginning with June 2005.  The liquidation preference for the preferred stock is an amount equal to $2.50 per share plus any accrued and unpaid dividends.  Holders of our Series 2 5% preferred stock have liquidation preference rights over our 5% preferred stock holders as well as our common stock holders.  The holders of the Series 2 5% preferred stock are not entitled to vote on any matter, except as otherwise required by law or with respect to certain limited matters specified in the Certificate of Designations creating the Series 2 5% preferred stock.

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

Holders of Series 2 5% preferred stock have the right to require us to redeem any or all of the their shares upon the occurrence of certain events within the Company’s control that are defined in Certificate of Designation at a price equal the sum of (1) the greater of $3.25 and the product of the volume weighted average price of our common stock on the trading day immediately preceding the event multiplied by $2.50 divided by the conversion price then in effect plus (2) any accrued but unpaid dividends on the Series 2 5% preferred stock plus (3) all liquidated damages or other amounts payable to the holders of Series 2 5% preferred stock.

8.               Common Stock

During the three months ended September 30, 2005, 220,000 shares of our Series 2 5% preferred stock were converted into 220,000 shares of common stock.  In addition, an employee exercised stock options to purchase 501 shares of common stock.

During the nine months ended September 30, 2005, 450,912 shares of our 5% preferred stock were converted into 717,099 shares of common stock and 565,200 shares of Series 2 5% preferred stock were converted into 565,200 shares of common stock.  In addition, an employee exercised stock options to purchase 668 shares of common stock.

9.               Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components.  SFAS No. 130 requires, among other things, that foreign currency translation adjustments be included in other comprehensive loss.  The following statement presents comprehensive loss for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss attributable to common shareholders	$(525)	$(1,014)	$(3,491)	$(4,807)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	6	—
Comprehensive loss	$(525)	$(1,014)	$(3,485)	$(4,807)

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

	Three Months Ended		Nine Months Ended
	Sept 30, 2005	Sept 30, 2004	Sept 30, 2005	Sept 30, 2004
Net product revenue	80.3%	72.3%	77.6%	68.2%
Net customer support and maintenance revenue	19.7	27.7	22.4	31.8
Total revenue	100.0	100.0	100.0	100.0
Cost of product revenue	39.9	43.3	41.3	42.1
Cost of customer support and maintenance revenue	0.4	7.0	1.1	8.7
Total cost of revenue	40.3	50.3	42.4	50.8
Gross profit	59.7	49.7	57.6	49.2
Operating expenses:
Sales and marketing	40.3	53.3	50.0	70.9
Research and development	27.9	36.6	40.2	48.1
General and administrative	17.0	18.1	17.8	21.8
Severance and related costs	—	0.3	1.1	3.3
Operating loss	(25.5)	(58.6)	(51.3)	(94.9)

Other income, net	—	1.6	0.0	1.7
Interest income, net	1.2	0.5	1.1	0.8
Loss before income tax provision	(24.3)	(56.5)	(50.2)	(92.4)

Income tax provision	—	—	—	—

Net loss	(24.3)%	(56.5)%	(50.2)%	(92.4)%
Preferred stock dividends accrued	(2.2)	(4.0)	(2.6)	(3.2)
Beneficial conversion feature on preferred stock	—	—	(18.9)	(23.2)

Net loss attributable to common stockholders	(26.5)%	(60.5)%	(71.7)%	(118.8)%

	Three Months Ended		Nine Months Ended
	Sept 30, 2005	Sept 30, 2004	Sept 30, 2005	Sept 30, 2004
Domestic revenues	91.0%	84.5%	89.4%	78.2%
Export revenues to:
Europe	7.3	8.8	7.5	13.3
Canada	0.2	2.1	0.5	4.1
Asia	1.4	4.4	2.5	4.1
Latin America	0.1	0.2	0.1	0.3

Net revenues	100.0%	100.0%	100.0%	100.0%

Net Revenues.  Net revenues for the quarter and nine months ended September 30, 2005 were $2.0 million and $4.9 million, respectively, compared to $1.7 million and $4.0 million for the same periods in 2004.  Product revenues increased $0.4 million and $1.0 million for the quarter and nine months ended September 30, 2005 compared to the same periods in 2004.  Customer support and maintenance revenue decreased $0.1 million and $0.2 million for the quarter and nine months ended September 30, 2005 compared to the same periods in 2004.  Consistent with our strategic move to concentrate on our Intrusion Prevention/Detection, Entity Identification and Regulated Information Compliance and Data Privacy products, total revenues (including maintenance and support) for the quarter and nine months ended September 30, 2005 from this product line increased to $1.9 million and $4.6 million from $1.4 million and $3.6 million for the same periods in 2004.  Our first generation product sales, including PDS and SecureCom decreased for the quarter and nine months ended September 30, 2005 to $0.1 million and $0.2 million from $0.3 million and $0.4 million from the same periods in 2004.

Export Revenues.  Export revenues for the quarter and nine months ended September 30, 2005 decreased to $0.2 million and $0.5 million from $0.3 million and $0.9 million compared to the same periods in 2004 as revenues from our PDS security appliance family decreased and we focused more of our resources domestically.

Concentration of Revenues.  Revenues from sales to various U.S. government entities totaled $1.5 million, or 77.0% of revenues, for the quarter ended September 30, 2005 compared to $0.9 million, or 56.4% of revenues, for the same period in 2004.  Revenues from sales to various U.S. government entities totaled $3.6 million, or 73.4% of revenues, for the nine months ended September 30, 2005 compared to $1.9 million, or 45.9% of revenues, for the same period in 2004.  Although, we expect our concentration of revenues to vary among customers in future quarters depending upon the timing of certain sales, we anticipate that sales to government customers will continue to account for a significant portion of our revenues in future quarters.  Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including potential disruption to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience.  Although we do not believe that the cancellation of any particular order would have a material adverse effect on our financial results or that any of our revenues with government customers are subject to renegotiation, a large number of cancelled or renegotiated government orders could have a material adverse effect on our financial results.  Currently, we are not aware of any proposed cancellation or renegotiation of any of our existing arrangement with government entities and, historically, government entities have not cancelled or renegotiated orders which had a material adverse effect on our business.

Gross Profit.  Gross profit was $1.2 million or 59.7% of net revenues for the quarter ended September 30, 2005, compared to $0.8 million or 49.7% of net revenues for the quarter ended September 30, 2004. Gross profit was $2.8 million or 57.6% of net revenues for the nine months ended September 30, 2005, compared to $2.0 million or 49.2% of net revenues for the nine months ended September 30, 2004. Gross profit margins as a percentage of net revenues increased from the same period in the prior year due to a continued shift in product mix, to our more profitable software-based products.  Gross profit on product revenues for the quarter and nine months ended September 30, increased from 40.1% and 38.3%, respectively, in 2004 to 50.3% and 46.9%, respectively, in 2005 due to the transition to our more profitable software-based products.  Gross profit on customer support and maintenance revenues for the quarter and nine months ended September 30, increased from 74.8% and 72.7%, respectively, in 2004 to 97.9% and 95.0%, respectively, in 2005, as less repair costs associated with maintenance contracts were incurred during the quarter and nine months during 2005 in conjunction with our transition to software-based products.

Gross profit as a percentage of net revenues is impacted by several factors, including shifts in product mix, changes in channels of distribution, revenue volume, fluctuations in third-party assembly costs, pricing strategies, and fluctuations in revenues of integrated third-party products.

Sales and Marketing.  Sales and marketing expenses decreased to $0.8 million for the quarter ended September 30, 2005, compared to $0.9 million for the quarter ended September 30, 2004. Sales and marketing expenses decreased to $2.4 million for the nine months ended September 30, 2005, compared to $2.9 million for the nine months ended September 30, 2004. This cost reduction was primarily due to the reorganization of our sales and marketing departments, including a reduction in headcount, and other cost reduction initiatives.  Sales and marketing expenses may vary in the future.  However, we believe that these costs will remain relatively constant through the end of 2005.

Research and Development.  Research and development expenses remained constant at $0.6 million for the quarters ended September 30, 2005 and 2004. Research and development expenses increased to $2.0 million for the nine months ended September 30, 2005, compared to $1.9 million for the nine months ended September 30, 2004. Research and development costs are expensed in the period incurred.  Research and development expenses increased slightly in the nine months ended September 30, 2005, compared to the same periods in 2004 as we incurred slightly more material-related development costs during the period. Research and development expenses may vary in the future; however, we believe that these costs will remain relatively constant through the end of 2005.

General and Administrative.  General and administrative expenses remained constant at $0.3 million for the quarters ended September 30, 2005 and 2004.  General and administrative expenses remained constant at $0.9 million for the nine months ended September 30, 2005 and 2004.  It is expected that general and administrative expenses will remain relatively constant throughout the remainder of 2005, as no further headcount reductions are anticipated.  General and administrative expense may vary in the future.

Severance and Related Costs.  We did not incur severance and related costs during the quarter ended September 30, 2005 compared to $5 thousand for the same period in 2004.  Severance costs decreased to $55 thousand for the nine-month period ended September 30, 2005, compared to $134 thousand for the nine-month period ended September 30, 2004.  Severance and related costs during the nine-month period ended September 30, 2005 consisted primarily of payments made during the periods as a result of prior reductions in force.  Severance and related costs for the nine-month period ended September 30, 2004 consisted of reductions in force made during those periods.

Interest.  Net interest income increased to $23 thousand for the quarter ended September 30, 2005 compared to $9 thousand for the same period in 2004.  Net interest income increased to $56 thousand for the nine months ended September 30, 2005 compared to $34 thousand for the same period in 2004.  The increase in interest income was primarily due to better returns over prior year and relatively constant cash and short-term investment balances when compared to prior year.  Net interest income may vary in the future based on our cash flow and rate of return on investments.

Liquidity and Capital Resources

Our principal source of liquidity at September 30, 2005 is approximately $2.4 million of cash and cash equivalents and $0.5 million of short-term investments.  At September 30, 2005 working capital was $2.4 million compared to $3.3 million at September 30, 2004.

Cash used in operations for the nine months ended September 30, 2005 was $1.7 million, primarily due to a net loss of $2.4 million, a decrease in accounts payable and accrued expenses of $0.3 million, a reduction in the provision for doubtful accounts of $0.3 million and a reduction in deferred revenue of $0.1 million.  This cash decrease was partially offset by depreciation expense of $0.1 million, a decrease in accounts receivable of $0.6 million, a decrease in inventories of $0.4 million and a decrease in prepaid expenses and other assets of $0.2 million.  Cash used in operations for the nine months ended September 30, 2004 was $3.7 million, primarily due to an operating loss of $3.7 million, a decrease in accounts payable and accrued expenses of $0.6 million and a decrease in the provision for doubtful accounts of $0.1 million.  This cash usage was partially offset by depreciation and amortization of $0.2 million, a decrease in inventories of $0.2 million, an increase in deferred revenue of $0.1 million and a decrease in other assets of $0.3 million.  Future fluctuations in inventory balances, accounts receivable and accounts payable will be dependent upon several factors, including, but not limited to, quarterly sales, our strategy in building inventory in advance of receiving orders from customers, and the accuracy of our forecasts of product demand and component requirements.

Cash used in investing activities in the nine months ended September 30, 2005 was $0.6 million, which consisted primarily of the purchase of short-term investments of $2.4 million and net purchases of property and equipment of $0.1 million, which was offset partially by maturities of short-term investments of $1.9 million, compared to cash used in investing activities in the nine months ended September 30, 2004 of $0.2 million, which consisted primarily of the net purchase of short-term investments of $0.1 million and net purchases of property and equipment of $0.1 million.

Cash provided by financing activities in the nine months ended September 30, 2005 was $2.4 million, consisting of net financing proceeds from a private placement of $2.5 million, partially offset by payment of dividends on preferred stock of $137 thousand, compared to cash provided by financing activities in the nine months ended September 30, 2004 was $4.7 million, consisting of net financing proceeds from a private placement of $4.7 million and the exercise of employee stock options of $6 thousand.

At September 30, 2005, the Company did not have any material commitments for capital expenditures.

During the nine months ended September 30, 2005, the Company funded its operations through financing proceeds raised during the first quarter of 2005 as well as the use of cash, cash equivalents and sales of short-term investments.

Based on our financial projections, we expect that our cash on hand, along with our short-term investments, and cash from our operations will be sufficient to fund our operations for the next 12 months.  However, our projections are dependent upon our ability to meet our revenue and gross profit targets.  We funded our operations and met our cash requirements during the nine months ended September 30, 2005 through financing proceeds on preferred stock and the use of cash, cash equivalents and sales of short-term investments.  Although we believe we have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months, based on our internal estimates and our operating plan, the sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control.  Moreover, despite actions to reduce our costs and improve our profitability, our operating losses and net operating cash outflows may continue through at least the fourth quarter of 2005.  As a result, we may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability without obtaining additional equity financing.  In addition, we believe we may need to seek additional equity financing in order to remain in compliance with Nasdaq’s continued listing requirement of at least $2.5 million of stockholders’ equity.  We do not currently have any arrangements for financing, and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding.  If our business does not generate sufficient cash flow from operations and sufficient future financings are not available, we may not be able to operate or grow our business, pay our expenses when due, fund our other liquidity needs or maintain our listing on The Nasdaq SmallCap Market.  Moreover, any financing raised by us may restrict our business activities or future capital raising efforts or cause dilution to our current stockholders.

We may explore the possible acquisitions of businesses, products and technologies that are complementary to our existing business.  We are continuing to identify and prioritize additional security technologies, which we may wish to develop, either internally or through the licensing, or acquisition of products from third parties.  While we may engage from time to time in discussions with respect to potential acquisitions, there can be no assurances that any such acquisitions will be made or that we will be able to successfully integrate any acquired business.  In order to finance such acquisitions and working capital it may be necessary for us to raise additional funds through public or private financings.  Any equity or debt financings, if available at all, may be on terms, which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders.

Off-Balance Sheet Arrangements.

As of September 30, 2005, we did not have any significant off-balance sheet arrangements, as defined by Item 303(c)(2) of Regulation S-B.

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

Our cash, cash equivalents, and investments have increased approximately $0.5 million in the last nine months but have generally declined since 2003.  As a result of our expected continuing net cash outflows, we may not have sufficient cash to operate our business, and we may need to raise additional equity financing to maintain our Nasdaq listing.

During the nine months ended September 30, 2005, our cash, cash equivalents and short-term investments increased approximately $0.5 million from approximately $2.4 million as of December 31, 2004 to approximately $2.9 million at September 30, 2005, primarily as a result of a private placement of our preferred stock and warrants, that yielded net proceeds of $2.5 million, which we completed on March 28, 2005.  As of December 31, 2004, we had cash, cash equivalents and short-term investments in the amount of approximately $2.4 million, down from approximately $2.7 million as of December 31, 2003.  Although we believe the proceeds we received in connection with the private placement in March 2005 will provide us with sufficient cash resources to finance our operations for the next twelve months, based on our internal estimates and our operating plan, the sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control. Moreover, despite our actions to reduce costs and improve profitability, our net operating losses and net operating cash outflows may continue through at least the fourth quarter of 2005.  As a result, we believe our stockholders’ equity could fall below $2.5 million.  If this occurs, we would not be in compliance with the Nasdaq listing requirements, and we would need to raise additional equity financing to avoid delisting.  Although we may need to secure this financing to maintain our listing on Nasdaq, we do not currently have any arrangements for equity financing.  Furthermore, we may not be able to secure additional debt or equity financing on terms that are acceptable to us, or at all, on a timely basis.  Therefore, if our business does not generate sufficient cash flow from operations and sufficient financing resources are not available, we may not be able to operate or grow our business, pay our expenses when due, fund our other liquidity needs or maintain our listing on The Nasdaq SmallCap Market.

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

Although our revenues have increased to $4.9 million for the first nine months of 2005 from $4.0 for the same period in 2004, our overall revenues have declined from $7.8 million in 2002 to $6.0 million in 2004 in connection with a shift to sales of our newer product lines. If our network intrusion detection, regulated information compliance system, data privacy system and spyware prevention products do not achieve market acceptance, our revenues will suffer.

Over the past three years, we have transitioned our sales strategy from our lower margin SecureCom and PDS security appliance products to the development and sales of our higher margin network intrusion detection, regulated information compliance system, data privacy protection and spyware prevention products.  During this transition, sales of our new products were not enough to counteract the loss in sales associated with our older products.  As a result, although our revenues for the nine months ended September 30, 2005 increased to $4.9 million from $4.0 million for the same period in 2004, our overall net revenues have declined from approximately $7.8 million in 2002, to approximately $6.5 million in 2003 and approximately $6.0 million in 2004.

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

We incurred a net loss of $2.4 million for the nine months ended September 30, 2005 and have an accumulated deficit of $51.2 million as of September 30, 2005.  As a result, we must generate substantially greater revenues from sales in order to achieve profitability.

We have incurred significant operating losses and are uncertain about our future operating results.  For the nine months ended September 30, 2005, we incurred a net loss of $2.4 million and had an accumulated deficit of approximately $51.2 million as of September 30, 2005.  We need to generate and sustain substantially greater revenues from the sales of our products if we are to achieve profitability.  If we are unable to achieve these greater revenues, our losses will continue indefinitely, and we may never achieve or sustain profitability or generate positive cash flow.

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

During the first nine months of 2005, we incurred $55 thousand in severance related costs.  Since we began restructuring in 2002, we have incurred approximately $1.1 million in restructuring charges, severance, and related expenses. The objective of our restructuring plan was to reduce our cost structure to a sustainable level that is consistent with our current cash resources and the general economic climate.  We have also implemented other strategic initiatives to strengthen our operations, such as reductions in our work force and facilities and aligning our organization around our business objectives.  Any further work force reductions could result in temporary reduced productivity of our remaining employees.  Additionally, our customers and prospects may delay or forgo purchasing our products due to a perceived uncertainty caused by our restructuring and other changes.  Failure to achieve the desired results of our initiatives could seriously harm our business, results of operations and financial condition.

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

Sales to government entities accounted for 73.4% of our revenues the nine months ended September 30, 2005 and 53.6% of our revenues for the year ended December 31, 2004.  Sales to government customers involve unique risks, which could adversely impact our revenues.

We derived 73.4% of our revenues from sales to various U.S. government entities for the nine months ended September 30, 2005, and 53.6% of our revenues from these sales for the year ended December 31, 2004.  We expect to continue to derive a substantial portion of our revenues from U.S. government customers in the future.  Sales to the government present risks in addition to those involved in sales to commercial customers, including potential disruption due to appropriation and spending patterns and the government’s right to cancel contracts and purchase orders for its convenience.  General political and economic conditions, which we cannot accurately predict, directly and indirectly may affect the quantity and allocation of expenditures by federal departments.  In addition, obtaining government contracts may involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements.  Each government entity also maintains its own rules and regulations with which we must comply and which can vary significantly among departments.  As a result, cutbacks or re-allocations in the federal budget or losses of government sales due to other factors could have a material adverse effect on our revenues and operating results.

We derived 10.6% of our revenues from international sales in the nine months ended September 30, 2005, and 19.2% of our revenues from these sales for the year ended December 31, 2004.  Our ability to sell our products internationally is subject to certain risks which could harm our business.

Sales to foreign customers accounted for approximately 19.2% of our revenues for the year ended December 31, 2004, and 10.6% of our revenues for the nine months ended September 30, 2005.  We expect sales to foreign customers to continue to represent a significant portion of our revenues in the future.  Our international operations are subject to many inherent risks that may adversely affect our business, financial condition and operating results, including:

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

Sales through indirect channels accounted for 39.6% of our revenues for the nine months ended September 30, 2005 and 36.9% of our revenue for the year ended December 31, 2004.  Our revenues will suffer if we do not expand our sales through, or receive the anticipated benefits from our sales through, indirect sales channels.

We derived 39.6% of our revenues for the nine months ended September 30, 2005, and 36.9% of our revenue for the year ended December 31, 2004, from sales through indirect sales channels, such as distributors, value added resellers, system integrators, original equipment manufacturers and managed service providers.  We believe we must expand our sales through these indirect channels in order to increase our revenues.  Although we are actively pursuing a strategy to increase the percentage of our revenues generated through these indirect sales channels, we cannot assure you that our products will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues as expected.  Further, many of our competitors are also trying to sell their products through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our products.

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

The market price of our common stock has been highly volatile in the past and may continue to be volatile in the future.  For example, for the nine-month period ending September 30, 2005, the market price of our common stock on The Nasdaq SmallCap Market fluctuated between $2.01 and $6.20 per share.  The market price of our common stock may fluctuate significantly in response to a number of factors, many of which are outside our control, including:

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

On March 25, 2004, we completed a $5,000,000 private placement in connection with which we issued 1,000,000 shares of our 5% preferred stock and warrants to acquire 556,619 shares of our common stock.  The conversion price for the preferred stock and the exercise price of the warrants is $3.144 per share.  We also issued our placement agent a warrant for 64,408 shares of our common stock at an exercise price of $3.144 per share.  As of October 31, 2005, there were 259,696 shares of 5% preferred stock, representing 413,003 shares of common stock upon conversion, and warrants to purchase 556,619 shares of common stock outstanding.

In addition, on March 28, 2005, we completed a $2,663,000 private placement in connection with which we issued 1,065,200 shares of our Series 2 5% preferred stock and warrants to acquire 532,600 shares of our common stock.  We also issued two affiliates of our placement agent warrants to purchase an aggregate of 60,390 shares of common stock.  The conversion price for the preferred stock is $2.50 per share and the exercise price of the warrants is $2.77 per share.  As of October 31, 2005, there were 500,000 shares of Series 2 5% preferred stock, representing 500,000 shares of common stock upon conversion, and warrants to purchase 532,600 shares of common stock outstanding.

On October 31, 2005, we had 6,909,507 shares of common stock outstanding.  As a result, we expect the private placements to result in a further dilution to holders of our common stock upon conversion of the preferred stock and exercise of the warrants of 2,127,020 shares of common stock, or an approximately 30.8% increase in the number of shares of our common stock outstanding.

Further, the occurrence of certain specified events controlled by the Company may entitle holders of our Series 2 5% preferred stock to require us to redeem their shares for a number of shares of our common stock equal to the redemption price divided by 75% of the ten-day average of the volume weighted average price of our common stock ending on the day immediately preceding the holder’s election to redeem.  The redemption price for the shares of Series 2 5% preferred stock equals the sum of (1) the greater of $3.25 and the volume weighted average price of our common stock on the trading day immediately preceding the redemption event multiplied by $2.50 divided by the conversion price of the Series 2 5% preferred stock then in effect plus (2) any accrued but unpaid dividends on the Series 2 5% preferred stock plus (3) any unpaid liquidated damages or other amounts payable to the holders of the Series 2 5% preferred stock.  As a result, assuming we have paid all liquidated damages and other amounts to the holders, accrued but unpaid dividends on October 31, 2005 of $6 thousand, a volume weighted average price of $3.01, which was the ten-day volume weighted average closing price of our common stock for the ten days ending October 31, 2005, and our 6,909,507 shares of common stock outstanding on October 31, 2005, we would issue approximately 722,481 shares of our common stock if a specified redemption event occurs and all holders of Series 2 5% preferred stock elected to redeem their shares for common stock.  This would represent an increase of approximately 10.5% of the number of outstanding shares of our common stock as of October 31, 2005.

The conversion of preferred stock or exercise of warrants we issued in our recent private placement may cause the price of our common stock to decline.

The holders of the shares of 5% preferred stock and warrants we issued on March 25, 2004 and the holders of the shares of Series 2 5% preferred stock and warrants we issued on March 28, 2005, may freely convert their shares of preferred stock and exercise their warrants and sell the underlying shares of common stock pursuant to effective registration statements we filed the SEC.  As of October 31, 2005, 740,304 shares of preferred stock had converted into 1,177,327 shares of common stock, and 565,200 shares of Series 2 5% preferred stock had converted into 565,200 shares of common stock.

For the four weeks ended on October 28, 2005, the average daily trading volume of our common stock on The Nasdaq SmallCap Market was 10,975 shares.  Consequently, if holders of preferred stock or warrants elect to convert their remaining shares or exercise their warrants and sell a material amount of their underlying shares of common stock on the open market, the increase in selling activity could cause a decline in the market price of our common stock.  Furthermore, these sales, or the potential for these sales, could encourage short sales, causing additional downward pressure on the market price of our common stock.

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

Shares of our 5% preferred stock accrue cash dividends equal to $0.25 per share per annum, payable in arrears on March 31 and September 30 of each year, and shares of our Series 2 5% preferred stock accrue cash dividends equal to $0.125 per share per annum, payable in arrears on the first business day of March, June, September and December of each year.  The amount of the dividends on our Series 2 5% preferred stock may increase to $0.45 per share per annum upon the occurrence of certain event entitling the holders of these shares to redemption.

During 2004 we paid $129 thousand in dividends related to our 5% preferred stock.  During 2005, we paid $90 thousand and $47 thousand in dividends related to our 5% and Series 2 5% preferred stock, respectively and at September 30, 2005, we have dividends accrued of $49 thousand related to our 5% preferred stock and $6 thousand related to our Series 2 5% preferred stock.

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

Our management and preferred stockholders exercise significant control over our company and may approve or take actions that may be adverse to your interests.

As of October 31, 2005, our executive officers, directors and preferred stockholders beneficially own approximately 23.7% of our voting power.  As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us or providing us with additional financing if required.  These stockholders may use their influence to approve or take actions that may be adverse to your interests.

Item 3.                                CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2005, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported in a timely manner.

We have carried out an evaluation, under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2005, and our Chief Executive Officer and Chief Financial Officer have concluded that there was no change during the quarterly period ended September 30, 2005 that has materially affected or is reasonably expected to materially affect our internal control over financial reporting.

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

(b)                                     During the quarter ended September 30, 2005, we did not file any reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRUSION INC.

Date: November 10, 2005	/s/ Michael L. Paxton
Michael L. Paxton
Vice President, Chief Financial Officer, Treasurer & Secretary
(Principal Financial & Accounting Officer)