Form 10KSB
period 2005-12-31
INTRUSION INC
filed 2006-03-29
CIK 736012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Common Stock, $0.01 par value

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

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

State the issuer’s revenues for its most recent fiscal year:  $5,978,000

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 17, 2006:  $9,342,252.  As of March 17, 2006, 7,046,213 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement filed in connection with the Registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

INTRUSION INC.

PART I

Item 1.          Description of Business.

In addition to the historical information contained herein, the discussion in this Form 10-KSB contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements concerning: growth and anticipated operating results; developments in our markets and strategic focus; new products and product enhancements; potential acquisitions and the integration of acquired businesses, products and technologies; strategic relationships and future economic and business conditions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements whenever they appear in this Form 10-KSB. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the section captioned “Factors That May Affect Future Results of Operations” in Item 1 of this Form 10-KSB as well as those cautionary statements and other factors set forth elsewhere herein.

General

We develop, market and support a family of network intrusion prevention, intrusion detection, regulated information compliance, data privacy protection and entity identification products.  Our product families include the Compliance Commander for regulated information and data privacy protection, Intrusion SpySnare for real-time inline blocking of spyware and unwanted peer-to-peer (P2P) applications, Intrusion SecureNet for network intrusion prevention and detection and TraceCop for identity identification.  Intrusion’s products help protect critical information assets by quickly detecting, protecting, analyzing and reporting attacks or misuse of classified, private and regulated information for government and enterprise networks.

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

Our principal executive offices are located at 1101 East Arapaho Road, Richardson, Texas 75081, and our telephone number is (972) 234-6400.  Our website URL is www.intrusion.com.  References to “we”, “us”, “our” or “Intrusion Inc.” refer to Intrusion Inc. and its subsidiaries.  Compliance Commander™, SecureNet™, TraceCop™ and SpySnare™ are registered trademarks of Intrusion Inc.

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

On December 2, 2005, we completed an additional private placement of 564,607 shares of our Series 3 5% Convertible Preferred Stock and warrants to purchase 282,306 shares of our common stock for gross proceeds of $1,230,843.  The preferred shares may be converted into 564,607 shares of common stock at an initial conversion price of $2.18 per share, and the warrants may be exercised at a price of $2.58 per share during the five-year period commencing on June 2, 2006.  In connection with the closing of this private placement, we issued warrants to purchase 27,531 shares of our common stock at an exercise price of $2.58 per share to employees of our financial advisor for the private placement.

On March 29, 2006, we established a $1,000,000 line of credit with Silicon Valley Bank which may increase to $2,000,000 if we have EBITDA of at least $200,000 for two consecutive quarters.  Under the terms of this agreement, we may borrow an amount equal up to 80% of eligible accounts receivable balances.  In addition, we may obtain inventory advances equal to 35% of finished goods inventory, capped at the lesser of the inventory availability, $300,000 or 35% of our total borrowing base.  If our credit line increases to $2,000,000, inventory advances will be capped at the lesser of the inventory availability, $600,000 or 35% of our borrowing base.  Amounts we borrow under the credit line accrue interest at an annual rate of prime plus 1% and are secured by a lien on all of our assets.  Accrued interest on all outstanding amounts is payable monthly in arrears and all outstanding principal and accrued but unpaid interest on the amounts we borrow are due on March 28, 2007.

Product Transition

We have continued to transition our business from sales of our hardware-based PDS and SecureCom network security products to our higher margin software-based SecureNet, Compliance Commander, SpySnare and TraceCop products. Our product families include intrusion prevention and detection, spyware and regulated information compliance and entity identification products.

During this transition, our sales have declined from $7.8 million in 2002 to $6.5 million in 2003 and $6.0 million in 2004 and 2005 as sales of our new software products have not been sufficient to offset reduced sales of our hardware products.  Accordingly, we restructured our business to reflect our focus on our sales and to reduce our expenses.  These efforts resulted in a reduction in our operating loss from ($22.8) million in 2002 to ($9.8) million in 2003 to ($4.6) million in 2004 and to ($3.4) million in 2005.

We plan to continue to focus our business strategy on sales of our higher margin software products, which include SecureNet, Compliance Commander, SpySnare and TraceCop.  We believe that changing regulatory requirements for obtaining and retaining information along with an increased need for data protection and network security will increase market demand for and market acceptance of our products, thus increasing our revenues and operating margins.

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

Sales to U.S. government customers accounted for 70.7% of our revenues for the year ended December 31, 2005, compared to 53.6% of our revenue in 2004.  We expect to continue to derive a substantial portion of our revenues from sales to governmental entities in the future as we continue to market our Common Criteria Certified network security products as well as government use of our regulated information compliance system products and entity identification products.  Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including potential disruption due to appropriation and spending patterns, delays in approving a federal budget and the government’s reservation of the right to cancel contracts and purchase orders for its convenience.

Generally, we make our sales under purchase orders rather than long-term contracts.  Our customers, including government customers may cancel their orders with little or no prior notice without penalty.  Although we transact business with various government entities, we do not believe that the cancellation of any particular order would have a material effect on our financial results.  In addition, we do not believe that any of our revenues with government customers are subject to renegotiation of profits.  However, because we derive and expect to continue to derive a substantial portion of our revenue from sales to government entities, a large number of cancelled or renegotiated government orders could have a material adverse effect on our financial results.  Currently, we are not aware of any proposed cancellation or renegotiation of any of our existing arrangements with government entities, and, historically, government entities have not cancelled or renegotiated orders which had a material adverse effect on our business.

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

As a result, enterprises are adopting a variety of security solutions to meet the challenge posed by external and internal threats. To be effective, organizations require enterprise-wide information risk management solutions that are broadly deployed and centrally managed. Organizations seek systems with the optimal combination of best-of-breed capabilities and total cost of ownership. It is our belief that securing the enterprise network requires two key elements:

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

Products

The Intrusion SecureNet, Compliance Commander, SpySnare and TraceCop systems can operate standalone or with our Provider Management System.

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

The Provider Management System controls the Sensors and displays events produced by the Sensors.  The Intrusion Provider is a three-tier enterprise management and monitoring system. Provider is for enterprise deployments with no license limitations placed on architecture, freeing the enterprise to build the management system required. Provider follows the workflow of the security analyst with a highly productive environment for response, research, resolution and decision support. The Provider suite includes applications for event monitoring, policy creation and tuning and centralized software deployment — making up the complete suite of tools required to manage and monitor a SecureNet System from five sensors to more than 100.

We have simplified deployment, management and monitoring to reduce the total cost of ownership for an easy to set up and manage enterprise system. To reduce barriers and provide complete enterprise integration, the Intrusion systems provide more customization and event flow options for high-end deployments.

Our systems are “plug-and-protect” and can be connected to a network without interfering with the network operations by using the Intrusion SecureNet passive and inline taps.

Intrusion Compliance Commander Products

Compliance Commander provides protection against the loss and misuse of regulated, classified and commercially sensitive data.  Loss of information assets that contain customer data has spawned a multitude of federal and state legislation to set a standard of care, use and protection for customer information.  Better known laws that regulate customer information include HIPAA, Gramm-Leach-Bliley Act (GLBA) and its UK equivalent Privacy Act of 1998, and California SB 1386.  Penalties for non-compliance include fines, lawsuits, imposed processes and enforced business limitations. Any enterprise that falls within the scope of these laws is now working under a timeline to demonstrate compliance.  In addition, both government and commercial institutions are becoming increasingly concerned about the misuse and loss of classified or commercially sensitive data, and are seeking proactive solutions to deal with these issues.

The Intrusion Compliance Commander products leverage the same Management systems as SecureNet NIP&DS products. Our Compliance Commander solutions are currently designed to address the security and confidentiality issues in the following industries and customers:

•              Healthcare companies (including healthcare providers, insurance companies and medical equipment manufacturers) who are working to comply with HIPAA, and

•              Financial institutions and e-commerce enterprises working to comply with the customer confidentiality provisions of GLBA and CA SB 1386.

The Compliance Commander solutions provide accuracy through our Dynamic Data Dictionary (D3) technology, which securely connects directly to the customer’s database housing the confidential, classified, or regulated information. The Compliance Commander stays up to date with the database to match network traffic to the information that is resident in the database. This provides an automated accurate mechanism to identify leaks and misuse of information assets.  By using the customer’s own data, the Compliance Commander virtually eliminates any potential for false positives.  Users not only benefit from the highly accurate data protection, but also quickly realize the low-cost of ownership by the fully automated updating feature.

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

Our SpySnare product utilizes our high-performance, low-latency network analysis engine to implement deep-packet inspections in order to determine if spyware signatures are attempting to get into the customer’s network.   In addition to spyware signatures, SpySnare also includes P2P file sharing signatures which may be an unwanted source for spyware insertions.  Once the user connects to a P2P site, a spyware program can unknowingly get returned to the user’s PC along with the intended file or application.  By using specific signatures for known spyware, SpySnare provides real-time awareness of network traffic which removes much of the guesswork involved in establishing the necessary network defenses and preventing spyware infections.  Once SpySnare detects a spyware signature match, it flags and drops the spyware traffic and alerts the administrator.

Another benefit of our SpySnare product is its ability to block outbound spyware notification attempts.  For example, when a traveling laptop gets infected with spyware and returns to connect to the company network, the spyware program will notify the spyware host website of its presence.  SpySnare will detect the outbound “phone-home” attempt and will likewise block the spyware traffic at the perimeter.

Intrusion SecureNet NIP&DS Products

We believe a primary advantage of the SecureNet NIP&DS is that with a single license purchase, the consumer may choose to deploy the system for intrusion prevention (IPS) or intrusion detection (IDS), providing a superior level of flexibility and simple migration from passive detection to active prevention without additional licensing cost.

Our Network Intrusion Detection System (NIDS) product provides detection of specific exploit and misuse patterns in the traffic that the firewall allows.  NIDS detects known exploits and misuse patterns, suspicious activities and anomalous traffic or behavior within both inbound and outbound traffic. This added visibility provides a checking mechanism for the efficacy of the firewall’s rule base.

Our Network Intrusion Prevention System (NIPS) product provides network monitoring and analysis functionality like NIDS, with the added ability to block malicious network traffic. NIPS actively regulates inbound and outbound traffic based on specific users’ access while controlling what they can do with that access on a granular, per-conversation basis.

Our SecureNet NIP&DS products provide user customizable, protocol decode detection technology for up to Gigabit networks. While Intrusion SecureNet Sensors are in the top-tier of the market for detection and throughput technology, we believe one of the primary benefits provided by our NIP&DS products is to reduce the total cost of ownership to our customers.

Our SecureNet Sensors have their own web browser interface for simplified configuration. SecureNet Sensors also deliver complete, stand-alone NIP&DS for the small and medium business with local management and monitoring. This allows customers to use their standard web browser to access a full power, full-featured NIP&DS, without additional hardware or software.

Our SecureNet NIP&DS Sensors are available as Software Sensors and Hardware Sensors with performance and pricing appropriate for networks ranging from 10Mb/s to Gigabit with a Common Criteria EAL2 certified Gigabit appliance.

Intrusion TraceCop Products

Our TraceCop product assists in identifying and locating network attackers who use, abuse and probe an enterprise network.  TraceCop utilizes a database having worldwide IP addresses.  The TraceCop database is regularly updated.

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

We currently have two third-party product relationships.  We do not consider either of these third-party relationships to be material and we do not expect the sales from these relationships to be material, as the product offerings are only complementary to our existing product offerings.

Customer Services

In addition to offering our network security products, we also offer a wide range of services, including design and configuration, project planning, training, installation and maintenance.

Product Development

The network security industry is characterized by rapidly changing technology, standards, economy and customer demands. We believe that our future success depends in large part upon the timely enhancement of existing products as well as the development of technologically advanced new products that meet industry standards, perform successfully and simplify the users’ tasks so that they can do more with fewer resources.  We are currently marketing SecureNet, Compliance Commander, SpySnare and TraceCop products to meet emerging market requirements and are continuously engaged in testing to ensure that our products interoperate with other manufacturers’ products, which comply with industry standards.

During 2005 and 2004, our research and development expenditures were $2.6 million and $2.5 million, respectively. All of our expenditures for research and development have been expensed as incurred.  At December 31, 2005, we had 18 employees engaged in research and product development.

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

We have entered into software and product license agreements with various suppliers. These license agreements provide us with additional software and hardware components that add value to our security products. These license agreements do not provide proprietary rights that are unique or exclusive to us and are generally available to other parties on the same or similar terms and conditions, subject to payment of applicable license fees and royalties.  We do not consider any of the product license, software or supplier agreements to be material to our business, but rather complementary to our business and product offerings.

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

We currently conduct sales and marketing efforts from our principal office in Richardson (Dallas), Texas.  In addition, we have sales personnel, sales engineers or sales representatives located in California, Illinois, Maryland, Georgia, Europe and Asia.

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

Foreign Sales.  We believe that rapidly evolving international markets are important sources of future net sales. Our export sales are currently being made through an indirect sales force comprised of international resellers in Europe, Asia and Canada.  Export sales accounted for approximately 10.7% and 19.2% of total revenue in 2005 and 2004, respectively.  See “Management’s Discussion and Analysis or Plan of Operations” included in this report for a geographic breakdown of our revenue in 2005 and 2004. Sales to foreign customers and resellers generally have been made in United States dollars.

Marketing.  We have implemented several methods to market our products, including public relations and placed articles, regular participation in and presenting during trade shows and seminars, advertisement in trade journals, telemarketing, distribution of sales literature and product specifications and ongoing communication with our resellers and installed base of end-user customers.

Customers.  Our end-user customers include government entities, military, financial institutions, healthcare, high technology, e-commerce, manufacturing, telecommunications, retail, transportation, insurance, entertainment, utilities, energy companies, and academic institutions.  Essentially, our customers include any entity requiring network security solutions for protecting their mission critical data.  Sales to certain customers and groups of customers can be impacted by seasonal capital expenditure approval cycles, and sales to customers within certain geographic regions can be subject to seasonal fluctuations in demand.

Although we sell our products to many customers through various distribution channels, no one commercial customer or reseller accounted for 10% or more of our total revenue in any of the past three fiscal years.  However, in 2005, 70.7% of our revenue was derived from a variety of U.S. government entities through direct sales and indirectly through system integrators and resellers.  In 2005, 59.7% of our total revenues are attributable to three customers, all of which exceed 10% of our total revenues individually.  Comparatively, sales to the U.S. Government through direct and indirect channels totaled 53.6% of total revenues for 2004 and only one of those entities represented more than 10% of our total revenues for the year.  A reduction in our sales to U.S. government entities could have a material adverse effect on our business and operating results if not replaced.

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

There are numerous companies competing in various segments of the data security markets. Our principal competitors in the network intrusion prevention and detection market include Internet Security Systems, Inc., Cisco Systems, Inc., Symantec, Inc., Netscreen Technologies, Inc., Network Associates, Inc., Tipping Point Technologies, a division of 3Com Corporation, and NFR Security, Inc.  Our competitors in the regulated information compliance market include Vontu, Port Authority, Vericept, Reconnex, Tablus and a small number of start-up companies that entered the space within the last two years. Regarding the spyware prevention market, we currently directly and indirectly compete with a number of host-based spyware detection systems, such as Ad-Aware, Spybot S&D and Spy Sweeper and some inline proxy solutions such as Blue Coat Systems, Inc.

Furthermore, some of our competitors have substantially greater financial, technical, sales and marketing resources, better name recognition and a larger customer base than we do. In addition, many of our competitors may provide a more comprehensive networking and security solution than we currently offer. Even if we do introduce advanced products that meet evolving customer requirements in a timely manner, there can be no assurance that our new products will gain market acceptance.

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

Employees

As of December 31, 2005, we employed a total of 43 persons, including 15 in sales, marketing and technical support, 3 in manufacturing and operations, 18 in research and product development and 7 in administration and finance.

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

Our revenues remained constant from 2004 to 2005 at $6.0 million in connection with a shift to sales of our newer product lines. If our network intrusion detection, regulated information compliance, and entity identification products do not achieve market acceptance, our revenues will suffer.

We have continued to transition our sales strategy from our lower margin SecureCom and PDS security appliance products to the development and sales of our higher margin network intrusion detection/prevention, regulated information compliance, entity identification and spyware products.  During this transition, sales of our new products were not enough to counteract the loss in sales associated with our older products.  As a result, our net revenues remained relatively constant at approximately $6.0 million in 2004 and 2005.

Our new network security products, regulated information compliance systems, entity identification and spyware products have only been in the market place for a limited period of time and may have longer sales cycles than our previous products.  Although response to our products has been positive, we have not yet received broad market acceptance.  We cannot assure you that our present or future products will achieve market acceptance on a sustained basis.

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

As a result of these sales, we now depend exclusively on revenues generated from the sale of our network security products, which have received limited market acceptance.  Moreover, we have only recently introduced our regulated information compliance systems, entity identification products and spyware products, and the market for these products has only begun to emerge.  Consequently, we resemble a developmental stage company and will face the following inherent risks and uncertainties:

•      the need for our network security products, regulated information compliance systems, entity identification products and spyware products to achieve market acceptance and produce a sustainable revenue stream;

•      our ability to manage costs and expenses;

•      our dependence on key personnel;

•      our ability to obtain financing on acceptable terms; and

•      our ability to offer greater value than our competitors.

Our business strategy may not successfully address these risks.  If we fail to recognize significant revenues from the sales of our network security products, regulated information compliance systems, entity identification products and spyware products, our business, financial condition and operating results would be materially adversely affected.

We had a net loss of $3.3 million and an accumulated deficit of $52.1 million as of the year ending December 31, 2005.  As a result, we must generate substantially greater revenues from sales in order to achieve profitability.

We have incurred significant operating losses and are uncertain about our future operating results.  For the year ended December 31, 2005, we incurred a net loss of $3.3 million and had an accumulated deficit of approximately $52.1 million at December 31, 2005.  In addition, our revenues have remained constant at approximately $6.0 million in 2004 and 2005.  We need to generate and sustain substantially greater revenues from the sales of our products if we are to achieve profitability.  If we are unable to achieve these greater revenues, our losses will continue indefinitely, and we may never achieve or sustain profitability or generate positive cash flow from operations.

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

Our principal competitors in the network intrusion prevention and detection market include Internet Security Systems, Inc., Cisco Systems, Inc., Symantec, Inc., Netscreen Technologies, Inc., Network Associates, Inc., Tipping Point Technologies, a division of 3Com Corporation, and NFR Security, Inc.  Our competitors in the regulated information compliance market include Vontu, Port Authority, Vericept, Reconnex, Tablus and a small number of start-up companies that entered the space within the last two years. Regarding the spyware prevention market, we currently directly and indirectly compete with a number of host-based spyware detection systems, such as Ad-Aware, Spybot S&D and Spy Sweeper and some inline proxy solutions such as Blue Coat Systems, Inc.  Our current and potential competitors may have one or more of the following significant advantages over us:

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

Military actions may disrupt our business by reducing spending on our products, increasing our costs and affecting our international operations.

United States military actions or other events occurring in response to or in connection with them, including future terrorist attacks, actual conflicts involving the United States or its allies or military or trade disruptions could impact our operations by:

•      reducing or delaying government, military or corporate spending on network security products;

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

Our cash, cash equivalents, and investments increased from $2.4 million at December 31, 2004 to $3.3 million at December 31, 2005 due to two private placements during the year totaling $3.9 million in gross proceeds. However, excluding the private placement funds, our cash, cash equivalents and investments have generally decreased as a result of operations.   As a result of our expected continuing net cash outflows, we may not have sufficient cash to operate our business and may not be able to maintain our Nasdaq listing.

As of December 31, 2005, we had cash, cash equivalents and investments in the amount of approximately $3.3 million, up from approximately $2.4 million as of December 31, 2004.  Although we believe the additional $1.2 million in gross proceeds we received in connection with a private placement of preferred stock and warrants we completed on December 2, 2005 along with our available line of credit we secured on March 29, 2006 will provide us with sufficient cash resources to finance our operations for the next twelve months, the sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control.  In addition, the payment of accrued dividends on our outstanding preferred stock may reduce our available cash resources.  Moreover, despite our actions to reduce costs and improve profitability, we expect our net operating losses and net operating cash outflows to continue through at least the first quarter of 2006.  As a result, our stockholders’ equity could fall below $2.5 million.  If this occurs, we would not be in compliance with the Nasdaq listing requirements, and we could face delisting.  We do not currently have any further arrangements for financing, and we may not be able to secure additional debt or equity financing on terms that are acceptable to us, or at all, at the time when we need this financing.  If our business does not generate sufficient cash flow from operations and sufficient financing resources are not available, we may not be able to operate or grow our business, pay our expenses when due or fund our other liquidity needs.  We may not have sufficient availability under our credit line when we need additional funds.  Furthermore, we may not be able to secure additional debt or equity financing on terms that are acceptable to us, or at all, on a timely basis.  Therefore, if our business does not generate sufficient cash flow from operations and sufficient financing resources are not available, we may not be able to operate or grow our business, pay our expenses when due, fund our other liquidity needs or maintain our listing on The Nasdaq Capital Market.

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

Several of our competitors have acquired security companies with complementary technologies in the past.  We expect consolidation in the network security industry to continue in the future.  These acquisitions may permit our competitors to accelerate the development and commercialization of broader product lines and more comprehensive solutions than we currently offer.  Acquisitions of vendors or other companies with which we have a strategic relationship by our competitors may limit our access to commercially significant technologies.  Further, business combinations in the network security industry are creating companies with larger market shares, customer bases, sales forces, product offerings and technology and marketing expertise, which may make it more difficult for us to compete.

Revenues from government entities accounted for 70.7% of our revenues for the year ended December 31, 2005.  Government customers involve unique risks, which could adversely impact our revenues.

We derived 70.7% of our revenues from sales to various U.S. government entities for the year ended December 31, 2005.  We expect to continue to derive a substantial portion of our revenues from U.S. government customers in the future.  Sales to the government present risks in addition to those involved in sales to commercial customers, including potential disruption due to appropriation and spending patterns, delays in approving a federal budget and the government’s right to cancel contracts and purchase orders for its convenience.  General political and economic conditions, which we cannot accurately predict, directly and indirectly may affect the quantity and allocation of expenditures by federal departments.  In addition, obtaining government contracts may involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements.  Each government entity also maintains its own rules and regulations with which we must comply and which can vary significantly among departments.  As a result, cutbacks or re-allocations in the federal budget or losses of government sales due to other factors could have a material adverse effect on our revenues and operating results.

We derived 10.7% of our revenues from international customers for the year ended December 31, 2005.  Our ability to sell our products internationally is subject to certain risks, which could harm our business.

Revenues from foreign customers accounted for approximately 10.7% of our revenues for the year ended December 31, 2005.  We expect sales to foreign customers to continue to represent a significant portion of our revenues in the future.  Our international operations are subject to many inherent risks that may adversely affect our business, financial condition and operating results, including:

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

Sales through indirect channels accounted for 36.2% of our revenues for the year ended December 31, 2005.  Our revenues will suffer if we do not expand our sales or receive the anticipated benefits from our sales through indirect sales channels.

We derived 36.2% of our revenues for the year ended December 31, 2005 from sales through indirect sales channels, such as distributors, value added resellers, system integrators, original equipment manufacturers and managed service providers.  We believe we must expand our sales through these indirect channels in order to increase our revenues.  Although we are actively pursuing a strategy to increase the percentage of our revenues generated through these indirect sales channels, we cannot assure you that our products will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues as expected.  Further, many of our competitors are also trying to sell their products through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our products.

We must adequately protect our intellectual property in order to prevent loss of valuable proprietary information.

We rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and non-disclosure agreements to protect our proprietary technology.  However, unauthorized parties may attempt to copy or reverse-engineer aspects of our products or to obtain and use information that we regard as proprietary.  Policing unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our intellectual property.  This is particularly true in foreign countries where the laws may not protect proprietary rights to the same extent as the laws of the United States and may not provide us with an effective remedy against unauthorized use.  If our protection of our intellectual property proves to be inadequate or unenforceable, others may be able to use our proprietary developments without compensation to us, resulting in potential cost advantages to our competitors.

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

Our operating results have varied significantly from quarter to quarter in the past, and we expect our operating results to vary from quarter to quarter in the future due to a variety of factors, many of which are outside of our control.  Although our revenues are subject to fluctuation, significant portions of our expenses are not variable in the short term, and we cannot reduce them quickly to respond to decreases in revenues.  Therefore, if revenues are below our expectations, this shortfall is likely to adversely and disproportionately affect our operating results.  Accordingly, we may not attain positive operating margins in future quarters.  Any of these factors could cause our operating results to be below the expectations of securities analysts and investors, which likely would negatively affect the price of our common stock.

The price of our common stock has been volatile in the past and may continue to be volatile in the future due to factors outside of our control.

The market price of our common stock has been highly volatile in the past and may continue to be volatile in the future.  For example, in fiscal year 2005, the market price of our common stock on The Nasdaq Capital Market fluctuated between $1.87 and $6.20 per share.  The market price of our common stock may fluctuate significantly in response to a number of factors, many of which are outside our control, including:

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

Our past reductions in our work force may make it more difficult for us to attract and retain the personnel necessary to successfully operate our business.

We rely upon the continued service of a relatively small number of key technical, sales and senior management personnel.  Our future success depends on retaining our key employees and our continuing ability to attract, train and retain other highly qualified technical, sales and managerial personnel.  We do not have employment agreements with our key technical, sales and senior management personnel.  As a result, our employees could resign with little or no prior notice.  We may not be able to attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.  The loss of any of our key technical, sales and senior management personnel or our inability to attract, train and retain additional qualified personnel could seriously harm our business.

Certain rights of the holders of our preferred stock and the terms of our secured credit line may hinder our ability to raise additional financing.

We cannot issue shares of capital stock with rights senior to those of our existing 5% preferred stock, Series 2 5% preferred stock or Series 3 5% preferred stock without the approval of at least a majority of the holders of our 5% preferred stock, all of the holders of our Series 2 5% preferred stock, and holders of at least 75% of our Series 3 5% preferred stock voting or acting as separate classes.  We also cannot incur certain indebtedness without the approval of at least a majority of the holders of our 5% preferred stock.  In addition, holders of the Series 3 5% preferred stock who are not executive officers or directors have the right to purchase a pro rata portion of certain future issuances of securities by us.  Furthermore, the terms of our secured credit line with Silicon Valley Bank include covenants which restrict our ability to incur additional debt and pay certain dividends.  The combination of these provisions could hinder or delay our ability to raise additional debt or equity financing.

You will experience substantial dilution upon the conversion or redemption of the shares of preferred stock and the exercise of warrants that we issued in our recent private placements.

On March 25, 2004, we completed a $5,000,000 private placement in connection with which we issued 1,000,000 shares of our 5% Convertible Preferred Stock and warrants to acquire 556,619 shares of our common stock.  The conversion price for the preferred stock and the exercise price of the warrants is $3.144 per share.  We also issued our placement agent a warrant for 64,408 shares of our common stock at an exercise price of $3.144 per share.  As of February 28, 2006, there were 259,696 shares of 5% preferred stock, representing approximately 413,003 shares of common stock upon conversion, and warrants to purchase 621,027 shares of common stock outstanding.

In addition, on March 28, 2005, we completed a $2,663,000 private placement in connection with which we issued 1,065,200 shares of our Series 2 5% Convertible Preferred Stock and warrants to acquire 532,600 shares of our common stock.  We also issued two affiliates of our placement agent warrants to purchase an aggregate of 60,390 shares of common stock.  The conversion price for the preferred stock is $2.50 per share and the exercise price of the warrants is $2.77 per share.  As of February 28, 2006, there were 460,000 shares of Series 2 5% preferred stock, representing 460,000 shares of common stock upon conversion, and warrants to purchase 592,990 shares of common stock outstanding.

Finally, on December 2, 2005, we completed a $1,230,843 private placement in connection with which we issued 564,607 shares of our Series 3 5% preferred stock and warrants to acquire 282,306 shares of our common stock.  We also issued two affiliates of our placement agent warrants to purchase an aggregate of 27,531 shares of common stock.  The conversion price of the preferred stock is $2.18 per share and the exercise price of the warrants is $2.58 per share.  As of February 28, 2006, there were 468,735 shares of Series 3 5% preferred stock, representing 468,735 shares of common stock upon conversion, and warrants to purchase 309,837 shares of common stock outstanding.

On February 28, 2006, we had 7,046,213 shares of common stock outstanding.  We expect the private placements to result in a further dilution to holders of our common stock upon conversion of the preferred stock and exercise of the warrants of 2,865,592 shares of common stock, or an approximately 40.7% increase in the number of shares of our common stock outstanding.

Further, the occurrence of certain events entitle holders of our Series 3 5% preferred stock to require us to redeem their shares for a number of shares of our common stock equal to the redemption price divided by 75% of the ten-day average of the volume weighted average price of our common stock ending on the day immediately preceding the holder’s election to redeem, subject to a floor of $0.87 per share.  Holders of our Series 2 5% preferred stock have similar redemption rights without a floor.  The redemption price for the shares of Series 3 5% preferred stock equals the sum of (1) the greater of $2.834 and the volume weighted average price of our common stock on the trading day immediately preceding the redemption event multiplied by $2.18 divided by the conversion price of the Series 3 5% preferred stock then in effect plus (2) any accrued but unpaid dividends on the Series 3 5% preferred stock plus (3) any unpaid liquidated damages or other amounts payable to the holders of the Series 3 5% preferred stock.  The redemption price for the shares of Series 2 5% preferred stock equals the sum of (1) the greater of $3.25 and the volume weighted average price of our common stock on the trading day immediately preceding the redemption event multiplied by $2.50 divided by the conversion price of the Series 2 5% preferred stock then in effect plus (2) any accrued but unpaid dividends on the Series 2 5% preferred stock plus (3) any unpaid liquidated damages or other amounts payable to the holders of the Series 2 5% preferred stock.  As a result, assuming we have paid all liquidated damages and other amounts to the holders, accrued but unpaid dividends on February 28, 2006 of $29,760, a volume weighted average price of $1.97, which was the ten-day volume weighted average closing price of our common stock on February 28, 2006, and our 7,046,213 shares of common stock outstanding on February 28, 2006, we would issue approximately 1,931,069 shares of our common stock if a specified redemption event occurs and all holders of Series 3 5% preferred stock and Series 2 5% preferred stock elected to redeem their shares for common stock.  This would represent an increase of approximately 27.4% in the number of shares of our common stock as of February 28, 2006.

The payment of accrued dividends on our preferred stock may strain our cash resources.

Shares of our 5% preferred stock accrue cash dividends equal to $0.25 per share per annum, payable in arrears on March 31 and September 30 of each year, shares of our Series 2 5% preferred stock accrue cash dividends equal to $0.125 per share per annum, payable in arrears on the first business day of March, June, September and December of each year and shares of our Series 3 5% preferred stock accrue cash dividends equal to $0.109 per share per annum, payable in arrears on the first business day of March, June, September and December of each year.  The amount of the dividends on our Series 2 5% preferred stock may increase to $0.45 per share per annum and the amount of the dividends on our Series 3 5% preferred stock may increase to $0.3294 per share per annum upon the occurrence of certain event entitling the holders of these shares to redemption.

During 2005, we paid $123 thousand in dividends related to our 5% convertible preferred stock and $63 thousand in dividends related to our Series 2 5% preferred stock.  At December 31, 2005, we have dividends accrued of $17,516 related to our 5% preferred stock, $21,260 related to our Series 2 5% preferred stock and $5,058 related to our Series 3 5% preferred stock.

Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.  We have not had net profits for the last two fiscal years ended as of December 31, 2005.  However, we did have sufficient capital surplus, defined as the amount by which our net assets exceed our stated capital, based on par value of our outstanding shares as provided by Delaware law.  Although we are currently able to pay accrued dividends on our outstanding shares of preferred stock, we cannot assure you that our net assets will continue to exceed our stated capital or that we will have net profits in order to pay these dividends in the future.  These dividends continue to accrue on our outstanding shares of preferred stock, regardless of whether we are legally able to pay them.  The accrual of these dividends may adversely affect our operating results.  Moreover, the payment of these dividends could strain our available cash resources, which could adversely affect our ability to operate or grow our business.  In addition, our inability to pay dividends could require us to redeem outstanding shares of Series 2 5% preferred stock and Series 3 5% preferred stock for shares of our common stock issued at a price equal to 75% of the average of the volume weighted average price of our common stock for the ten days ending on the day immediately preceding an election to redeem, subject, in the case of the Series 3 5% preferred stock, to a floor of $0.87.  As a result, the issuance, or potential issuance, of these additional shares of common stock could cause our stock price to decline.  Furthermore, our inability to pay dividends could adversely affect our ability to raise equity financing in the future if required.

The conversion of preferred stock or exercise of warrants we issued in the private placements may cause the price of our common stock to decline.

The holders of the shares of our 5% preferred stock and warrants we issued on March 25, 2004, may freely convert their shares of preferred stock and exercise their warrants and sell the underlying shares of common stock pursuant to an effective registration statement we filed on August 6, 2004.  As of February 28, 2006, 740,304 shares of preferred stock had converted into 1,177,327 shares of common stock.

The holders of the shares of Series 2 5% preferred stock and warrants we issued on March 28, 2005, may freely convert their shares of preferred stock and exercise their warrants and sell the underlying shares of common stock pursuant to an effective registration statement we filed on May 5, 2005.  As of February 28, 2006, 605,200 shares of Series 2 5% preferred stock had converted into 605,200 shares of common stock.

The holders of the shares of Series 3 5% preferred stock and warrants we issued on December 2, 2005, may freely convert their shares of preferred stock and exercise their warrants and sell the underlying shares of common stock pursuant to an effective registration statement we filed on January 5, 2006.  As of February 28, 2006, 95,872 shares of Series 3 5% preferred stock had converted into 95,872 shares of common stock.

For the four weeks ended on March 17, 2006, the average daily trading volume of our common stock on The Nasdaq Capital Market was 24,216 shares.  Consequently, if holders of preferred stock or warrants elect to convert their remaining shares or exercise their warrants and sell a material amount of their underlying shares of common stock on the open market, the increase in selling activity could cause a decline in the market price of our common stock.  Furthermore, these sales, or the potential for these sales, could encourage short sales, causing additional downward pressure on the market price of our common stock.

The percentage of our revenues attributable to sales of our PDS products integrated with software of Check Point Software Technologies decreased from 9.7% in 2004 to 5.3% in 2005.  Because sales of our newer products may not offset the reduced sales of our PDS products, a change in our relationship with Check Point could have a negative effect on our operating results.

Our PDS family of security appliances, which are integrated with Check Point Software Technologies’ market-leading VPN-1®/FireWall-1® software, represented 5.3% of our revenues for the year ended December 31, 2005.  These percentages are down from 9.7% of our revenues for the year ended December 31, 2004.  We expect the percentage of our sales attributable to our PDS products to decline in the future; however, our reliance on newer product sales may not replace the anticipated decline in revenue from sales of our PDS products.  Although we are a certified appliance partner of Check Point and our PDS products have received Check Point certification, we have no long-term agreement or exclusive relationship with Check Point.  As a result, the loss or significant change in our relationship with Check Point, the failure of our PDS products to maintain or receive Check Point certification, the business failure of Check Point or its acquisition by or one of our competitors and the loss of market share of Check Point or market acceptance of its products could each have a material adverse effect on our business, financial condition and results of operations.

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

As of March 17, 2006, our executive officers, directors and preferred stockholders beneficially own approximately 23.5% of our voting power.  As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us.  These stockholders may use their influence to approve or take actions that may be adverse to your interests.

Item 2.          Description of Property.

Our headquarters are located in a two-story building in Richardson, Texas.  We occupy approximately 30,000 square feet of floor space in this facility. This facility includes our corporate administration, operations, marketing, research and development, sales and technical support personnel.  The lease for this 30,000 square feet in this facility extends through February 2010.

Approximately one-half of our security software research and development staff is located in a 6,464 square foot leased property in San Diego, California.  This lease was renewed in August 2004 and will expire in August 2006.  Research and development personnel occupy this facility.

We believe that the existing facilities at December 31, 2005 will be adequate to meet our requirements through 2006.  See Note 4 of Notes to Consolidated Financial Statements for additional information regarding our obligations under leases.

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

Item 4.          Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders during the fourth quarter of 2005.

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

Our common stock trades on The Nasdaq Capital Market, where it is currently listed under the symbol “INTZ.”  As of February 28, 2006, there were approximately 113 registered holders of record of the common stock. The following table sets forth, for the periods indicated, the high and low per share intra-day sales prices for the common stock, as reported by The Nasdaq Stock Market.  Market values through First Quarter 2004 have been retroactively adjusted to give effect to the one-for-four reverse stock split effective March 29, 2004.

	2005		2004
	High	Low	High	Low

First Quarter	$6.20	$2.10	$4.40	$1.60
Second Quarter	4.15	1.92	3.88	1.44
Third Quarter	3.59	2.61	2.00	0.86
Fourth Quarter	3.29	1.87	3.75	1.30

We have not declared or paid cash dividends on our common stock in our two most recent fiscal years.  We intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.  Future dividends on common stock, if any, will be determined by our Board of Directors.  However, shares of our 5% convertible preferred stock accrue cash dividends equal to $0.25 per share per annum, payable in arrears on March 31 and September 30 of each year, and shares of our Series 2 and Series 3 5% convertible preferred stock accrue cash dividends equal to $0.125 per share per annum payable in arrears on the first business day of March, June, September and December of each year.  We paid $186 thousand in dividends related to all of our 5% convertible preferred stock during 2005 and at December 31, 2005, we have dividends accrued related to all of our 5% convertible preferred stock of $44 thousand.

Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.  We have not had net profits for the last two fiscal years, and as of December 31, 2005.  However, we did have sufficient capital surplus, defined as the amount by which our net assets exceed our stated capital, based on par value of our outstanding shares as provided by Delaware law.  Although we are currently able to pay accrued dividends on our outstanding shares of preferred stock, we cannot assure you that our net assets will continue to exceed our stated capital or that we will have net profits in order to pay these dividends in the future.  These dividends continue to accrue on our outstanding shares of preferred stock, regardless of whether we are legally able to pay them.  The accrual of these dividends may adversely affect our operating results.  In addition, the payment of these dividends could strain our available cash resources, which could adversely affect our ability to operate or grow our business.  Furthermore, our inability to pay dividends could adversely affect our ability to raise equity financing in the future, if required.

All stock option plans under which our common stock is reserved for issuance have previously been approved by our shareholders. The following table provides summary information as of December 31, 2005 for all of our stock option plans (in thousands, except per share data). See Note 7 to our consolidated financial statements for additional discussion.

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options, Excludes Warrants Rights	No. of Shares of Common Stock Remaining Available for Future Issuance

Equity compensation plans approved by security holders	891	(1)	$5.48	460	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	891		$5.48	460

(1)   Included in the outstanding options are 290,000 from the 2005 Plan, 567,343 from the 1995 Plan, 850 from the 1987 Plan and 32,500 from the 1995 Non-Employee Director Plan.

(2)   Does not include Employee Stock Purchase Plan. At December 31, 2005, 79,298 shares were available for future issuance under this plan.

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

Overview

We develop, market and support a family of network intrusion prevention, intrusion detection, regulated information compliance, data privacy protection and entity identification products.  Our product families include the Compliance Commander for regulated information and data privacy protection, Intrusion SpySnare for real-time inline blocking of spyware and unwanted peer-to-peer (P2P) applications, Intrusion SecureNet for network intrusion prevention and detection and TraceCop for identity identification.  Intrusion’s products help protect critical information assets by quickly detecting, protecting, analyzing and reporting attacks or misuse of classified, private and regulated information for government and enterprise networks.

We market and distribute our products through a direct sales force to end-users, distributors and numerous domestic and international system integrators, managed service providers and value-added resellers. Our end-user customers include high technology, e-commerce, manufacturing, government entities, military, financial institutions, telecommunications, retail, transportation, healthcare, insurance, entertainment, utilities, energy companies, and academic institutions.  Essentially, our end-user can be defined as ‘any end-user requiring network security solutions for protecting their mission critical data’.

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

Our principal executive offices are located at 1101 East Arapaho Road, Richardson, Texas 75081, and our telephone number is (972) 234-6400.  Our website URL is www.intrusion.com.  References to “we”, “us”, “our” or “Intrusion Inc.” refer to Intrusion Inc. and its subsidiaries.  Compliance Commander™, SecureNet™, TraceCop™ and SpySnare™ are registered trademarks of Intrusion Inc.

Our revenues have decreased over the past few years due primarily to the change in our product focus from networking hardware to network security software products and a decrease in sales volume related to this transition.  However, our revenues remained constant from 2004 to 2005 at $6.0 million.  To date, we have not encountered significant competition in the market that has caused us to decrease our sales prices when compared to sales prices in previous years.  To help counteract our declining revenues and bring our operations in line with our new strategic focus, we reduced our employee headcount and discontinued manufacturing operations.  Our global headcount has declined over the past few years in an effort to reduce costs and align our efforts with our core software-based products.  As we continued our migration away from the hardware-based products, our global headcount remained relatively constant from 2004 to 2005.  At December 31, 2004 we employed 41 employees and at December 31, 2005 we employed 43 employees.  As a result of our migration to software-based solutions and the discontinuance of manufacturing operations, our margins have increased over the past two years from 51.0% in 2004, to 58.0% in 2005.  We have also restructured our personnel and operations around the development and sale of our core software products.  As a result of these efforts, we believe we have reduced operating expenses to a level that will remain consistent going forward.

The reductions to our operating expenses, in particular research and development expenses, over the past two years have not significantly impacted our research and development efforts, as we continue to expand our product offerings.  We are not allocating resources to hardware development, as in the past, and we are able to focus on new product offerings related to our software-based products.  We expect our product offerings to continue to expand as we continue to offer new and expanded products for the intrusion detection, intrusion prevention and regulated information compliance markets.

In order for us to operate and grow our business, we must achieve and sustain operating profits and become cash flow positive.  This will require us to counteract reduced sales of our hardware products by generating additional revenues from sales of our intrusion detection, intrusion prevention and regulated information compliance software products.  In order to obtain these sales, our products must gain acceptance in intensely competitive and emerging markets.  We believe our ability to introduce our regulated information compliance and entity identification products into the marketplace in a timely manner and our efforts to maintain our reduced spending levels will help us achieve these results.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, income taxes, warranty obligations, maintenance contracts and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We have signed distribution agreements with distributors in the United States, Europe and Asia. In general, these relationships are non-exclusive. Distributors typically maintain an inventory of our products. Under these agreements, we provide certain protection to the distributors for their inventory of our products for price reductions as well as products that are slow moving or have been discontinued by us. Historically, returns from our distributors and charges related to price reductions on inventory held by distributors have not been material.  Recognition of sales to distributors and related gross profits are deferred until the distributors resell the merchandise. However, since we have legally sold the inventory to the distributor and we no longer have care, custody or control over the inventory, we recognize the trade accounts receivable and reduce inventory related to the sale at the time of shipment to the distributor. Revenue, offset by deferred cost of sales, is included in deferred revenue in the accompanying financial statements.  Since the net balance in deferred revenue represents the sales price less the cost of the product maintained by the distributors, the deferred costs of these products are included in our obsolescence and slow-moving analysis and are written down according to their estimated current value.  This transaction effectively recognizes expense for the write-down, if any, and increases the net liability in the deferred revenue account.

We generally recognize service revenue upon delivery of the contracted service.  Service revenue, primarily including maintenance, training and installation, are recognized upon delivery of the service and typically are unrelated to product sales.  These services are not essential to the functionality of the delivered product.  To date, training and installation revenue has not been material.

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

Results of Operations

The following tables set forth, for the periods indicated, certain financial data as a percentage of net revenue.

	Year Ended December 31,
	2005	2004

Net product revenue	73.2%	72.5%
Net customer support and maintenance revenue	26.8	27.5
Total revenue	100.0	100.0
Cost of product revenue	39.4	46.3
Cost of customer support and maintenance revenue	2.6	2.7
Total cost of revenue	42.0	49.0
Gross profit	58.0	51.0
Operating expenses:
Sales and marketing	52.5	61.3
Research and development	42.7	42.4
General and administrative	18.8	19.0
Severance costs	1.0	4.5
Operating loss	(57.0)	(76.2)
Interest income, net	1.4	0.7
Other income, net	0.0	0.3
Loss from operations before income taxes	(55.6)	(75.2)
Income tax provision	—	—
Net loss	(55.6)	(75.2)
Preferred stock dividends accrued	(2.9)	(3.2)
Beneficial conversion feature on preferred stock	(24.0)	(15.6)
Net loss attributable to common stockholders	(82.5)%	(94.0)%

	2005	2004

Domestic revenue	89.3%	80.8%
Export revenue to:
Europe	7.8	11.2
Canada	0.5	4.5
Asia	2.3	3.2
Latin America	0.1	0.3
Net revenue	100.0%	100.0%

2005 compared with 2004

Net Revenue

Total revenue remained constant at $6.0 million form 2004 to 2005.  The lack of revenue growth is related to the transition away from our hardware-based products, which carried higher sales prices and lower margins to our software-based products, which carry lower sales prices and higher margins.  Our customer support and maintenance revenue decreased 3.1% from $1.7 million in 2004 to $1.6 million in 2005.  This decline is mainly due to the expiration of maintenance contracts related to our legacy products and lower support and maintenance revenues associated with our lower priced software-based products.  In 2005, total revenues related to our SecureNet product line increased 4.8% or $0.3 million from $5.4 million in 2004 to $5.7 million in 2005, and our non-core product lines, including our PDS and SecureCom hardware products decreased 94.3% or $0.3 million from $0.6 million in 2004 to $0.3 million in 2005.  Our product revenues remained constant at $4.4 million in 2005.  We expect our product revenues to increase in the future.

Export sales in 2005 decreased to $0.6 million, or 10.7% of net revenue, compared to $1.2 million, or 19.2% of net revenue in 2004 primarily due to a continued economic decline, our focus on domestic revenues and a decrease in international technology spending.  As part of our headcount reductions, we have focused most of our sales personnel on the domestic market.  Although we do expect to continue to derive a significant portion of our revenues from international sales, we do not rely on any one country, region or customer for these sales.  Sales of our products internationally may be subject to exchange risk, which may cause our products to effectively increase in price, if the exchange rate moves significantly and the dollar gains value over the foreign currency.

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

Gross Profit

Gross profit increased 12.8% to $3.5 million in 2005 from $3.1 million in 2004. As a percentage of net revenue, gross profit increased to 58.0% for 2005 from 51.0% in 2004. This increase is primarily associated with a more profitable product mix in 2005.  Gross profit on products increased from 36.1% in 2004 to 46.1% in 2005 due to the shift in a more profitable product mix, namely our software-based products.  Gross profit on customer support and maintenance increased from 90.1% in 2004 to 90.2% in 2005.  The increase in gross profit on customer support and maintenance was only slight and should continue at this level as our hardware-related repair costs in conjunction with our strategic decision to move towards software-based solutions should remain low.  As we continue to migrate from our older hardware-based products to our newer software-based products, we expect our product margins to continue to increase.

Gross profit as a percentage of net revenue is impacted by several factors, including shifts in product mix, changes in channels of distribution, sales volume, fluctuations in manufacturing costs, pricing strategies, and fluctuations in sales of integrated third-party products.

Sales and Marketing

Sales and marketing expenses decreased 15.0% to $3.1 million in 2005 from $3.7 million in 2004 as we focused our sales force domestically, including headcount reductions, to respond to the decline in sales. As a percentage of net revenue, sales and marketing expenses decreased to 52.5% in 2005 from 61.3% in 2004. We expect sales and marketing expenses to remain relatively constant in 2006 compared to 2005 as we believe we have recognized the full benefit from restructuring actions taken in previous years.  We also expect sales and marketing expenses, as a percentage of net revenue, to decrease in 2006 compared to 2005 as we expect an increase in revenue in 2006.

Research and Development

Research and development expenses increased slightly to $2.6 million, or 42.7% of net revenue, in 2005 compared to $2.5 million, or 42.4% of net revenue, in 2004.  Our research and development costs are expensed in the period in which they are incurred. We expect research and development expenses to remain relatively constant in 2006 compared to 2005.  We expect research and development, as a percentage of net revenue, also to decrease in 2006 compared to 2005 as our revenue increases.

General and Administrative

General and administrative expenses remained constant at $1.1 million from 2004 to 2005.  As a percentage of net revenue, general and administrative expenses decreased slightly to 18.8% in 2005 from 19.0% in 2004.  We expect general and administration expenses to remain relatively constant in 2006 compared to 2005.

Severance Costs

In connection with our strategic alignment of our sales force domestically and our continued shift to our new intrusion detection and security appliance product lines during 2004, we streamlined operations and activities that are not aligned with these core markets and strategies. During 2005 we recorded severance charges of $55 thousand, compared to $0.3 million in 2004.  All severance obligations related to the 2005 expense were paid prior to December 31, 2005.  All severance obligations related to the 2004 expense were paid prior to December 31, 2004.  We were not receiving any benefits from those severed individuals subsequent to the year of the applicable expense.

Interest Income, Net

Net interest income increased 100.0% to $84 thousand in 2005 from $42 thousand in 2004 primarily due to an increase in average cash and interest-bearing investment balances. We expect net interest income to remain consistent in 2006 compared to 2005.  However, we do expect interest rates to remain low, which could result in a lower return on investment. Net interest income will vary in the future based on our cash flow and rate of return on investments.

Income Taxes

Our effective income tax rate was 0% in 2005 and 2004 as valuation allowances have been recorded for the entire amount of the net deferred tax assets due to uncertainty of realization.  We have fully utilized our net operating loss carryback.

Liquidity and Capital Resources

Our principal sources of liquidity at December 31, 2005 were $2.8 million of cash and cash equivalents and $0.5 million of short-term investments. As of December 31, 2005, we do not hold investments with a stated maturity beyond one year. Working capital at December 31, 2005 was $2.7 million compared to $2.5 million as of December 31, 2004.

Net cash used in operations in 2005 was $2.3 million, primarily due to an operating loss of $3.3 million for the year, a decrease in accounts payable and accrued expenses of $0.5 million, a decrease in deferred revenue of $0.3 million, and a change in the provision for doubtful accounts of $0.4 million, offset by depreciation and amortization of $0.2 million, a decrease in accounts receivable of $1.2 million, inventories of $0.6 million and other assets of $0.2 million.  Future fluctuations in accounts receivable, inventory balances and accounts payable will be dependent upon several factors, including quarterly sales, timely collection of accounts receivable, and the accuracy of our forecasts of product demand and component requirements.

Net cash used in investing activities in 2005 was $0.6 million, which consisted primarily of the net purchases of $0.4 million of available for sale securities and the purchase of property and equipment of $0.2 million.

Net cash provided by financing activities in 2005 was $3.4 million, consisting of net financing proceeds from private placements of $3.6 million and dividends paid on preferred stock of $0.2 million.

At December 31, 2005, we did not have any material commitments for capital expenditures. Operating lease commitments of $1.7 million are detailed below. During 2005, we funded our operations through the use of available cash, cash equivalents and investments, which was raised primarily through financing generated through the sale of our Series 2 5% and our Series 3 5% convertible preferred stock.

As of December 31, 2005, we had cash, cash equivalents and investments in the amount of approximately $3.3 million, up from approximately $2.4 million as of December 31, 2004.  However, throughout 2005, we continued to reduce expenses and realize the benefit of cost-cutting actions taken in previous years.

On March 28, 2005, we closed a $2.66 million private placement of Series 2 5% Convertible Preferred Stock and warrants, the proceeds of which we intend to use for general corporate and working capital purposes.  On December 2, 2005, we closed a $1.23 million private placement of Series 3 5% Convertible Preferred Stock and warrants, the proceeds of which we intend to use for general corporate and working capital purposes.

On March 29, 2006, we established a $1,000,000 line of credit with Silicon Valley Bank.  Under the terms of this agreement, we may borrow an amount equal up to 80% of eligible accounts receivable balances.  In addition, we may obtain inventory advances equal to 35% of finished good inventory, capped at the lesser of the inventory availability, $300,000 or 35% of our total borrowing base.  If our credit line increases to $2,000,000, inventory advances will be capped at the lesser of the inventory availability, $600,000 or 35% of our borrowing base.  Amounts we borrow under the credit line accrue interest at an annual rate of prime plus 1% and are secured by a lien on all of our assets.  Accrued interest on all outstanding amounts is payable monthly in arrears and all outstanding principal and accrued but unpaid interest on the amounts we borrow are due on March 28, 2007.  Our ability to receive advances under this credit line will increase as we generate additional receivables and inventory from the sale of our products.  We have not currently borrowed any funds under this credit line.  However, assuming eligible receivables and inventory equal to the $443,000 of net accounts receivable and the $290,000 of finished goods inventory we had at December 31, 2005, we could borrow up to $455,900 under our credit line.

Based on projections for increased revenues in 2006, we believe that our available credit line and available cash resources will provide sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  The sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control.  In addition, the payment of accrued dividends on our outstanding preferred stock and accrued interest on any funds advanced to us under our credit line may reduce our available cash resources.  We do not currently have any further arrangements for financing, and we may not have sufficient available funds under our credit line and may not be able to secure additional debt or equity financing on terms that are acceptable to us, or at all, at the time when we need such funding. If our business does not generate sufficient cash flow from operations and sufficient financings are not available, we may not be able to operate or grow our business, pay our expenses when due, fund our other liquidity needs or remain in compliance with Nasdaq’s continued listing requirement of at least $2.5 million of stockholders’ equity.

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

Contractual Obligations

The following table sets forth certain information concerning the future contractual obligations under our operating leases at December 31, 2005.  We have no other significant contractual obligations at December 31, 2005.

Future minimum lease payments consisted of the following on December 31, 2005 (in thousands):

2006	$431
2007	378
2008	393
2009	409
2010	68
$1,679

Off-Balance Sheet Arrangements

As of December 31, 2005, we did not have any significant off-balance sheet arrangements, as defined in Item 303(c)(2) of Regulation S-B.

Quantitative and Qualitative Disclosures About Market Risk.

Foreign Exchange.  Our revenue originating outside the U.S. in 2005 and 2004 was 10.7% and 19.2% of total revenues, respectively.  Revenues generated from the European region in 2005 and 2004 were 7.8% and 11.2% of total revenues, respectively.  Revenues generated from the Asia region in 2005 and 2004 were 2.3% and 3.2% of total revenues, respectively.  International sales are generated primarily from our foreign sales subsidiaries in the local countries and are typically denominated in U.S. dollars.  These subsidiaries incur substantially all of their expenses in the local currency.

Our international business is subject to risks typical of an international business, including differing economic conditions, changes in political climate, differing tax structures, import and export regulations, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on our business in 2005 and 2004 was not material.

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

Investments in fixed-rate interest-earning instruments carry a degree of interest rate risk.  Fixed-rate securities may have their fair market values adversely impacted due to a rise in interest rates.  Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities, which have seen a decline in market value due to changes in interest rates.  Our investment securities are held for purposes other than trading.  The weighted-average interest rate on investment securities at December 31, 2005 was 5.3%. The fair value of investments held at December 31, 2005 approximated amortized cost.

Item 7.          Financial Statements.

The information required by this item is included in Part III Item 13.

Item 8.          Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.       Controls and Procedures

We have carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2005 pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported in a timely manner.

We have carried out an evaluation, under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes in our internal controls over financial reporting that occurred during the quarterly period ended December 31, 2005, and our Chief Executive Officer and Chief Financial Officer have concluded that there was no change during the quarterly period ended December 31, 2005 that has a materially affected or is reasonably expected to materially affect our internal control over financial reporting.

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

Item 9.          Directors and Executive Officers of Intrusion Inc.

The information required regarding Directors and Executive Officers of Intrusion Inc. appearing under the captions “Election of Directors”, “Compliance with Section 16 Reporting Requirements” and “Executive Officers” contained in the Proxy Statement is incorporated herein by reference.

Item 10.        Executive Compensation.

The information set forth under the caption “Executive Compensation” contained in the Proxy Statement is incorporated herein by reference.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee of our Board of Directors for the entire 2005 fiscal year were J. Fred Bucy, Jr. (Chairman), Donald M. Johnston, and James F. Gero, each of whom is an independent director.

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

March 28, 2005 Private Placement

On March 28, 2005, we completed a $2,663,000 private placement of 1,065,200 shares of our Series 2 5% convertible preferred stock and warrants to purchase 532,600 shares of our common stock at an initial exercise price of $2.77 per share to various purchasers.  Mr. Gero invested $150,000 in this private placement in consideration for 60,000 shares of preferred stock and warrants to purchase 30,000 shares of common stock.  Mr. Gero participated in the private placement on the same terms and conditions as other investors except that he is not entitled to a preemptive right to purchase a pro rata portion of certain future sales of securities by us or to receive liquidated damages under the provisions of the Registrations Rights Agreement we executed in connection with this private placement.

December 2, 2005 Private Placement

On December 2, 2005, we completed a $1,230,843 private placement of 564,607 shares of our Series 3 5% convertible preferred stock and warrants to purchase 282,306 shares of our common stock at an initial exercise price of $2.58 per share to various purchasers.  Mr. Gero invested $60,000 in this private placement in consideration for 27,523 shares of preferred stock and warrants to purchase 13,762 shares of common stock.  Mr. Gero participated in the private placement on the same terms and conditions as other investors except that he is not entitled to a preemptive right to purchase a pro rata portion of certain future sales of securities by us or to receive liquidated damages under the provisions of the Registrations Rights Agreement we executed in connection with this private placement.  In addition, Mr. Gero will not be able to convert his shares of preferred stock into, or exercise his warrants for, shares of common stock unless and until approved by our stockholders to the extent required by Nasdaq.

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

Item 13.        Exhibits.

(a)           1.   Consolidated Financial Statements.

The following consolidated financial statements of Intrusion Inc. and subsidiaries, are submitted as a separate section of this report (See F-pages), and are incorporated by reference in Item 7:

(b)           Exhibits

The following Exhibits are filed herewith pursuant to Item 601 of Regulation S-B or incorporated herein by reference to previous filings as noted:

Exhibit Number	Description of Exhibit
2.1(3)	Certificate of Ownership and Merger Merging Intrusion.com, Inc. into Intrusion Inc.
3.1(5)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(7)	Certificate of Amendment to Certificate of Incorporation of Registrant
3.3(8)	Certificate of Designation for the Registrant’s 5% Convertible Preferred Stock
3.4(10)	Certificate of Designations of the Registrant’s Series 2 5% Convertible Preferred Stock
3.5(11)	Certificate of Designation for the Registrant’s Series 3 5% Convertible Preferred Stock
3.6(4)	Bylaws of the Registrant
4.1(9)	Specimen Common Stock Certificate
4.2(8)	Specimen 5% Convertible Preferred Stock Certificate
4.3(10)	Specimen Series 2 5% Convertible Preferred Stock Certificate
4.4(11)	Specimen Series 3 5% Convertible Preferred Stock Certificate
4.5(8)	Form of Warrant to Purchase Shares of Common Stock issued to the investors in the Registrant’s March 25, 2004 private placement
4.6(8)	Warrant to Purchase Common Stock dated March 25, 2004, issued by the Registrant to Black Point Partners
4.7(8)	Registration Rights Agreement dated as of March 25, 2004, by and among the Registrant and the entities listed on Schedule A thereto
4.8(8)	Form of Lock-Up Agreement executed by the Registrant’s officers and directors in connection with the Registrant’s March 25, 2004 private placement
4.9(10)	Form of Common Stock Purchaser Warrant issued to the investors in the Registrant’s March 28, 2005 private placement
4.10(10)	Form of Representative’s Warrant for the Purchase of Shares of Common Stock issued to certain affiliates of Stonegate Securities, Inc. on March 28, 2005
4.11(10)	Registration Rights Agreement dated as of March 28, 2005, by and among the Registrant and each of the purchasers listed on the signature pages thereto
4.12(10)	Form of Voting Agreement executed by each of the officers and directors of Registrant in connection with the March 28, 2005 private placement
4.13(10)	Securities Purchase Agreement dated as of March 28, 2005, by and among the Registrant and the investors listed on Exhibit A thereto
4.14(10)	Placement Agency Agreement dated February 7, 2005, by and between the Registrant and Stonegate Securities, Inc.
4.15(11)	Form of Common Stock Purchaser Warrant issued to the investors in the Registrant’s December 2, 2005 private placement
4.16(11)	Form of Representative’s Warrant for the Purchase of Shares of Common Stock issued to certain affiliates of Stonegate Securities, Inc. on December 2, 2005
4.17(11)	Registration Rights Agreement dated as of December 2, by and among the Registrant and each of the purchasers listed on the signature pages thereto
4.18(11)	Form of Voting Agreement executed by each of the officers and directors of Registrant in connection with the December 2, 2005 private placement
4.19(11)	Securities Purchase Agreement dated as of December 2, 2005, by and among the Registrant and the investors listed on Exhibit A thereto
4.20(11)	Placement Agency Agreement dated December 2, 2005, by and between the Registrant and Stonegate Securities, Inc.
10.1(1)	1987 Incentive Stock Option Plan of the Registrant, as amended
10.2(1)	1995 Stock Option Plan of the Registrant, as amended
10.3(1)	Form of Indemnification Agreement
10.4(2)	1995 Non-Employee Directors Stock Option Plan of the Registrant (amended and restated as of January 10, 2002)
10.5(9)	Lease Agreement between CalWest Industrial Holdings Texas, L.P. and Intrusion Inc.
10.6(8)	Securities Purchase Agreement dated as of March 25, 2004, by and among the Registrant and the purchasers listed on Exhibit A thereto
10.7(4)	Amended and Restated 401(k) Savings Plan of the Registrant

10.8(4)	1997 Employee Stock Purchase Plan of the Registrant, as amended January 17, 2001
10.9(6)	Intrusion Inc. 401(k) Savings Plan Summary of Material Modifications
10.10(12)	2005 Stock Incentive Plan of the Registrant
10.11(12)	Form of Notice of Grant of Stock Option
10.12(12)	Form of Stock Option Agreement
10.13(12)	Form of Stock Issuance Agreement
10.14(12)	Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Initial Grant)
10.15(12)	Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Annual Grant)
10.16(12)	Form of Automatic Stock Option Agreement
10.17(13)	Waiver of Liquidated Damages dated as of July 23, 2004, by and among the Registrant, G. Ward Paxton and James F. Gero
10.18(14)	Loan and Security Agreement dated as of March 29, 2006, by and between the Registrant and Silicon Valley Bank
10.19(14)	Intellectual Property Security Agreement dated as of March 29, 2006, by and between the Registrant and Silicon Valley Bank
21(5)	List of Subsidiaries of Registrant
23.1(15)	Consent of KBA Group LLP, Independent Registered Public Accounting Firm
31.1(15)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act
31.2(15)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act
32.1(15)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(15)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(10)         Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated March 29, 2005, which Exhibit is incorporated herein by reference

(11)         Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated December 6, 2005, which Exhibit is incorporated herein by reference.

(12)         Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 15, 2005, which Exhibit is incorporated herein by reference.

(13)         Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, which Exhibit is incorporated herein by reference.

(14)         Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated March 29, 2006, which Exhibit is incorporated herein by reference.

(15)         Filed herewith.

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

Dated: March 29, 2006	INTRUSION INC.
(Registrant)

	By:	/s/ G. WARD PAXTON
G. Ward Paxton
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ G. WARD PAXTON	Chairman, President,	March 29, 2006
G. Ward Paxton	Chief Executive Officer, and Director

/s/ T. JOE HEAD	Vice Chairman, Vice President	March 29, 2006
T. Joe Head	and Director

	Vice President, Chief Financial	March 29, 2006
/s/ MICHAEL L. PAXTON	Officer, Treasurer and Secretary
Michael L. Paxton	(Principal Financial and Accounting Officer)

/s/ JAMES F. GERO	Director	March 29, 2006
James F. Gero

/s/ J. FRED BUCY, JR.	Director	March 29, 2006
J. Fred Bucy, Jr.

/s/ DONALD M. JOHNSTON	Director	March 29, 2006
Donald M. Johnston

ANNUAL REPORT ON FORM 10-KSB

ITEM 7

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005 and 2004

INTRUSION INC.

RICHARDSON, TEXAS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Intrusion Inc.

We have audited the accompanying consolidated balance sheets of Intrusion Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have nor were we engaged to perform, audits of their internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intrusion Inc. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KBA Group LLP
Dallas, Texas
February 3, 2006, except for Notes 1 and 10 to which the date is March 29, 2006

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31,
	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$2,844	$2,315
Short-term investments	500	75
Accounts receivable, net of allowance for doubtful accounts and returns of $102 in 2005 and $508 in 2004	443	1,220
Inventories, net	373	950
Prepaid expenses	191	393
Total current assets	4,351	4,953
Property and Equipment:
Equipment	650	942
Furniture and fixtures	48	46
Leasehold improvements	101	100
	799	1,088
Accumulated depreciation and amortization	(543)	(789)
	256	299
Other assets	41	64
TOTAL ASSETS	$4,648	$5,316

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable, trade	$415	$791
Accrued vacation expense	263	256
Accrued warranty expense	49	125
Other accrued expenses	415	495
Deferred revenue	527	799
Total current liabilities	1,669	2,466
TOTAL LIABILITIES	1,669	2,466

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value:
Authorized shares — 5,000
Series 1 shares issued and outstanding — 260 in 2005 and 840 in 2004 Liquidation preference of $1,316 in 2005	918	2,968
Series 2 shares issued and outstanding — 500 in 2005 Liquidation preference of $1,271 in 2005	787	—
Series 3 shares issued and outstanding — 565 in 2005 Liquidation preference of $1,236 in 2005	805	—
Common stock, $0.01 par value:
Authorized shares — 80,000
Issued shares — 6,919 in 2005 and 5,431 in 2004 Outstanding shares — 6,909 in 2005 and 5,421 in 2004	69	54
Common stock held in treasury, at cost—10 shares	(362)	(362)
Additional paid-in-capital	52,994	49,095
Accumulated deficit	(52,053)	(48,732)
Accumulated other comprehensive loss	(179)	(173)
Total stockholders’ equity	2,979	2,850
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,648	$5,316

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2005	2004

Net product revenue	$4,375	$4,364
Net customer support and maintenance revenue	1,603	1,655
Total revenue	5,978	6,019
Cost of product revenue	2,357	2,787
Cost of customer support and maintenance revenue	157	163
Total cost of revenue	2,514	2,950
Gross profit	3,464	3,069
Operating expenses:
Sales and marketing	3,137	3,690
Research and development	2,553	2,549
General and administrative	1,126	1,146
Severance costs	55	273
Operating loss	(3,407)	(4,589)
Interest income, net	84	42
Other income, net	2	19
Loss from operations before income taxes	(3,321)	(4,528)
Income tax provision	—	—
Net loss	(3,321)	(4,528)
Preferred stock dividends accrued	(168)	(192)
Beneficial conversion feature on preferred stock	(1,434)	(938)
Net loss attributable to common stockholders	$(4,923)	$(5,658)

Net loss per share attributable to common stockholders (basic and diluted)	$(0.77)	$(1.09)
Weighted average common shares outstanding (basic and diluted)	6,424	5,177

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Year Ended December 31,
	2005	2004
NUMBER OF PREFERRED SHARES—ISSUED AND OUTSTANDING
Balance, beginning of year	840	—
Issuance of preferred shares pursuant to private placement	1,630	1,000
Conversion of preferred shares to common shares	(1,145)	(160)
Balance, end of year	1,325	840
PREFERRED STOCK
Balance, beginning of year	$2,968	$—
Issuance of preferred shares pursuant to private placement, net of warrants and transaction costs	2,480	3,534
Conversion of preferred shares to common shares	(2,938)	(566)
Balance, end of year	$2,510	$2,968
NUMBER OF COMMON SHARES—ISSUED
Balance, beginning of year	5,431	5,173
Issuance of common shares under stock options and purchase plans	—	4
Conversion of preferred shares to common shares	1,488	254
Balance, end of year	6,919	5,431
COMMON STOCK
Balance, beginning of year	$54	$52
Conversion of preferred shares to common shares	15	2
Balance, end of year	$69	$54
TREASURY SHARES
Balance, beginning of year	$(362)	$(362)
Purchase of treasury shares	—	—
Balance, end of year	$(362)	$(362)
ADDITIONAL PAID-IN-CAPITAL
Balance, beginning of year	$49,095	$47,526
Issuance of warrants with preferred stock private placement	1,141	1,191
Conversion of preferred shares to common shares	2,926	564
Issuance of common shares under stock options	—	6
Preferred stock dividends accrued	(168)	(192)
Balance, end of year	$52,994	$49,095
ACCUMULATED DEFICIT
Balance, beginning of year	$(48,732)	$(44,204)
Net loss	(3,321)	(4,528)
Balance, end of year	$(52,053)	$(48,732)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(173)	$(228)
Foreign currency translation adjustment	(6)	55
Balance, end of year	$(179)	$(173)
TOTAL STOCKHOLDERS’ EQUITY	$2,979	$2,850
TOTAL COMPREHENSIVE LOSS	$(3,327)	$(4,473)

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2005	2004
Operating Activities:
Net loss	$(3,321)	$(4,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	185	201
Provision for doubtful accounts	(405)	(66)
Loss on disposal of property and equipment	—	7
Changes in operating assets and liabilities:
Accounts receivable	1,182	(182)
Inventories	577	336
Other assets	225	69
Accounts payable and accrued expenses	(503)	(584)
Deferred revenue	(272)	11
Net cash used in operating activities	(2,332)	(4,736)
Investing Activities:
Purchases of short-term investments	(2,850)	(3,100)
Maturities of short-term investments	2,425	4,730
Proceeds from sale of property and equipment	2	17
Purchases of property and equipment	(144)	(227)
Net cash provided by (used in) investing activities	(567)	1,420
Financing Activities:
Proceeds from exercise of employee stock options	—	6
Proceeds from the issuance of preferred stock and warrants, net	3,620	4,725
Dividends paid on preferred stock	(186)	(129)
Net cash provided by financing activities	3,434	4,602
Effect of foreign currency translation adjustment on cash and cash equivalents	(6)	55
Net increase in cash and cash equivalents	529	1,341
Cash and cash equivalents at beginning of year	2,315	974
Cash and cash equivalents at end of year	$2,844	$2,315

SUPPLEMENTAL CASHFLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:
Fair value of warrants issued in connection with sale of preferred stock	$1,141	$1,191
Amortization of preferred stock beneficial conversion feature	$1,434	$938
Preferred stock dividends accrued but not paid	$44	$63

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

We develop, market and support a family of network intrusion prevention, intrusion detection, regulated information compliance, data privacy protection and entity identification products.  Our product families include the Compliance Commander for regulated information and data privacy protection, Intrusion SpySnare for real-time inline blocking of spyware and unwanted peer-to-peer (P2P) applications, Intrusion SecureNet for network intrusion prevention and detection and TraceCop for identity identification.  Intrusion’s products help protect critical information assets by quickly detecting, protecting, analyzing and reporting attacks or misuse of classified, private and regulated information for government and enterprise networks.

We market and distribute our products through a direct sales force to end-users, distributors and numerous domestic and international system integrators, managed service providers and value-added resellers. Our end-user customers include high technology, e-commerce, manufacturing, government entities, military, financial institutions, telecommunications, retail, transportation, healthcare, insurance, entertainment, utilities, energy companies, and academic institutions.  Essentially, our end-user can be defined as ‘any end-user requiring network security solutions for protecting their mission critical data’.

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

References to “we”, “us”, “our” or “Intrusion Inc.” refer to Intrusion Inc. and its subsidiaries.  Compliance Commander™, SecureNet™, TraceCop™ and SpySnare™ are registered trademarks of Intrusion Inc.

As of December 31, 2005, we had cash, cash equivalents and investments in the amount of approximately $3.3 million, up from approximately $2.4 million as of December 31, 2004.  On March 28, 2005, we closed a $2.66 million private placement of Convertible Preferred Stock and warrants.  On December 2, 2005, we closed a $1.23 million private placement of Convertible Preferred Stock and warrants.  On March 29, 2006, we established a $1.0 million line of credit with Silicon Valley Bank.  With our existing cash resources, our line of credit and our projections for increased revenues in 2006, we believe that we have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  The sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control.  In addition, the payment of dividends on our outstanding preferred stock may reduce our available cash resources.  Moreover, despite actions to reduce our costs and improve our profitability, we expect our operating losses and net operating cash outflows to continue through at least the first quarter of 2006.  In addition, we believe we will need to seek additional equity financing in order to remain in compliance with Nasdaq’s continued listing requirement of at least $2.5 million of stockholders’ equity.  We do not currently have any arrangements for financing, and we may not be able to secure additional debt or equity financing on terms that are acceptable to us, or at all, at the time when we need such funding.  Additionally, we may not have sufficient availability under our credit line when we need additional funds.  If our business does not generate sufficient cash flows from operations and sufficient financings are not available, we may not be able to operate or grow our business, pay our expenses when due, fund our other liquidity needs or maintain our listing on The Nasdaq Capital Market.

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

Risk Concentration

Financial instruments, which potentially subject us to concentrations of credit risk, are primarily cash and cash equivalents, investments and accounts receivable.  Cash and cash equivalent deposits are at risk to the extent that they exceed Federal Deposit Insurance Corporation insured amounts.  To minimize risk, we place our investments in U.S. government obligations, corporate securities and money market funds.  Substantially all of our cash, cash equivalents and investments are maintained with two major U.S. financial institutions.

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

Accounts Receivable and Allowance for Doubtful Accounts

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

Property and Equipment

Equipment is stated at cost less accumulated depreciation and is depreciated on a straight-line basis over the estimated useful lives of the assets.  Such lives vary from 1 to 3 years.  Furniture and fixtures are stated at cost less accumulated depreciation and is depreciated on a straight-line basis over the estimated useful lives of the assets.  Such lives vary from 1 to 5 years.  Leasehold improvements are stated at cost less accumulated amortization and are amortized on a straight-line basis over the shorter of estimated useful lives of the assets or the remaining terms of the leases.  Such lives vary from 2 to 5 years.  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.  Repair and maintenance costs are expensed as incurred. Depreciation and amortization expense totaled approximately $185,000 and $200,000 for the years ended December 31, 2005 and 2004, respectively.

Long-Lived Assets

We follow the guidance in SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and review long-lived assets, including property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows to be generated by the asset.  If the carrying value exceeds the future undiscounted cash flows, the assets are written down to fair value using discounted cash flows.  As of December 31, 2005 and 2004, there was no impairment of long-lived assets.

Foreign Currency Translation

Our international subsidiaries use the United States dollar as their functional currency.  Although, our international offices pay operating expenses in their local currency, they are fully funded by us in United States dollars, and we exchange the United States dollars locally to settle operating expenses incurred.  As outlined in SFAS 52, assets and liabilities are translated at the exchange rate in effect at the balance sheet date, and income and expense accounts at average exchange rates during the year.  Resulting translation adjustments totaling approximately $36,000 and $33,000 were recorded as operating expenses in the statement of operations during 2005 and 2004, respectively.  Additionally, we recorded approximately $6,000 and $55,000 in operating expenses in 2005 and 2004, respectively, which represents the accumulated foreign currency translation related to foreign offices that were closed during those years.  These amounts also represent the yearly change in the accumulated other comprehensive loss during 2005 and 2004.

Accounting for Stock Options

At December 31, 2005, we had four stock-based employee compensation plans, which are described in more detail in Note 7.  We account for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and have adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123.”  No compensation expense related to stock options is reflected in net loss for the years ended December 31, 2005 and 2004, as all options granted under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the grant date.

The following table summarizes relevant information as to the reported results under our intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provision of SFAS 123 had been applied for the years ended December 31, 2005 and 2004 (in thousands, except per share data):

	2005	2004

Net loss attributable to common stockholders	$(4,923)	$(5,658)
(Deduct): Total stock-based compensation determined under fair value- based method for all awards	(831)	(228)
Add: Total stock-based compensation credit determined under fair value-based methods for all awards	—	—
Pro forma net loss attributable to common stockholders	$(5,754)	$(5,886)

Net loss per share attributable to common stockholders:
As reported (basic and diluted)	$(0.77)	$(1.09)
Pro forma (basic and diluted)	$(0.90)	$(1.14)
Weighted-average common shares used in computation:
Basic and diluted	6,424	5,177

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

We are evaluating the impact of adopting SFAS 123R and expect that we will record substantial non-cash stock compensation expenses in 2006.  The adoption of SFAS 123R is not expected to have a significant effect on our financial condition or cash flows but is expected to have a significant, adverse effect on our results of operations.  The future impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted by us in the future.  However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss attributable to common stockholders included above.  As a result of the adoption of SFAS 123R, we may reduce the amount of options granted on an annual basis and look for other stock-based compensation alternatives rather than using the current stock option plans.

Net Loss Per Share

We report two separate earnings per share (“EPS”) numbers, basic EPS and diluted EPS.  Basic net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders for the year by the weighted average number of common shares outstanding for the year.  Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders for the year by the weighted average number of common shares and common stock equivalents outstanding for the year.  Our common stock equivalents include all common stock issuable upon conversion of convertible preferred stock and the exercise of outstanding options and warrants.  The aggregate number of common stock equivalents excluded from the loss per share calculation at December 31, 2005 and 2004 totaled 3,892,157 and 2,360,987, respectively.  Common stock equivalents are not included in the diluted loss per share for the years ended December 31, 2005 and 2004, as they are anti-dilutive as a result of incurring net losses during these years.

Revenue Recognition

We generally recognize product revenue upon shipment.  These products include both hardware and perpetual software licenses, as we do not currently offer software on a subscription basis.  We accrue for estimated warranty costs and sales returns at the time of shipment based on our experience.  There is a risk that technical issues on new products could result in unexpected warranty costs and returns.  However, as we migrate to more of a software-based business model, the warranty costs should continue to decline.  To the extent that they do decline, our warranty reserve will decrease.  To the extent that our warranty costs exceed our expectations, we will increase our warranty reserve to compensate for the additional expense expected to be incurred.  We review these estimates periodically and determine the appropriate reserve percentage.  However, to date, warranty costs and sales returns have not been material.  The customer may return a product only under very limited circumstances during the first thirty days from delivery for a replacement if the product is damaged or for a full refund if the product does not perform as intended.  Historically, most or our sales returns were related to hardware-based products.  As we continue to migrate away from the hardware-based products, these returns have declined.  In addition, the cost related to returns for repair and refurbishment have also declined, as our hardware costs and assembly costs have declined.  Most of our returns have been related to inventory held at distributors, as they have stock rotation privileges.  Since these returns are not related to sales, as they are maintained in deferred revenue until the distributors sell the product, these returns have not impacted our sales return allowance methodology.

We recognize software revenue from the licensing of our software products in accordance with Statement of Position (“SOP”) No. 97-2 “Software Revenue Recognition”, SOP 98-9 “Modification of 97-2, Software Revenue Recognition, with respect to certain transactions” and Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” whereby revenue from the licensing of our products is not recognized until all four of the following have been met: i) execution of a written agreement; ii) delivery of the product has occurred; iii) the fee is fixed and determinable; and iv) collectibility is probable. Bundled hardware and software product revenue is recognized at time of delivery, as our licenses are not sold on a subscription basis.  In the case of product sales, which include maintenance and customer support, a Vendor Specific Objective Evidence analysis would be performed to appropriately determine the amount of revenue derived from each deliverable.  All of our product offering and service offering market values are readily determined based on current and prior stand-alone sales.  We defer and recognize maintenance and support revenue over the term of the contract period, which is generally one year.

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

Our normal payment terms offered to customers, distributors and resellers are net 30 days domestically and net 45 days internationally.  We do not offer payment terms that extend beyond one year and rarely do we extend payment terms beyond our normal terms.  If certain customers do not meet our credit standards, we do require payment in advance to limit our credit exposure.

Shipping and handling costs are billed to the customer and included in product revenue.  Our costs of shipping and handling are included in product cost of revenue.

We have signed distribution agreements with distributors in the United States, Europe and Asia. In general, these relationships are non-exclusive. Distributors typically maintain an inventory of our products. Under these agreements, we provide certain protection to the distributors for their inventory of our products for price reductions as well as products that are slow moving or have been discontinued by us. Historically, returns from our distributors and charges related to price reductions on inventory held by distributors have not been material.  Recognition of sales to distributors and related gross profits are deferred until the distributors resell the merchandise. However, since we have legally sold the inventory to the distributor and we no longer have care, custody or control over the inventory, we recognize the trade accounts receivable and reduce inventory related to the sale at the time of shipment to the distributor. We did not have any deferred revenue at distributors at December 31, 2005.  Net deferred revenue related to distributors at December 31, 2004 was approximately $0.1 million.  At December 31, 2004, this balance is comprised of the net amounts related to the accounts receivable of $0.2 million and inventory held by distributors of $0.1 million.

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

Severance Charges

In connection with our continued shift to our new intrusion detection and security appliance product lines, we streamlined operations and activities that are not aligned with these core markets and strategies.  During 2005, we recorded $0.1 million for severance as a result of reductions in force.  During 2004, we recorded $0.3 million for severance as a result of reductions in force.  Severance obligations were paid prior to December 31, 2005 and 2004 for the respective reporting periods, and we were not receiving further benefit from the severed individuals after December 31, 2005 and 2004, respectively.

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

Recent Accounting Pronouncement

SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3,” was issued in June 2005.  SFAS No. 154 required retrospective application to financial statements of prior periods for changes in accounting principle that are not adopted prospectively.  The statement also applies to changes required by an accounting pronouncement that does not include specific transaction provisions.  This statement is effective January 1, 2006.

3. Balance Sheet Detail (in thousands)

Inventories

	December 31,
	2005	2004
Finished products	$290	$743
Work in process	8	18
Demonstration systems	75	189
	$373	$950

Other Accrued Expenses

	December 31,
	2005	2004

Accrued sales commissions	$26	$75
Accrued payroll	141	137
Accrued property taxes	63	122
Accrued sales taxes	139	59
Other	46	102
	$415	$495

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

All leases expire prior to March 2010 and the Company does not have any obligations that extend beyond five years from December 31, 2005. The Company’s lease for the headquarters facility contains escalation provisions. In accordance with SFAS No. 13 “Accounting for Leases,” FASB Technical Bulletin 88-1 “Issues Relating to Accounting for Leases,” and FASB Technical Bulletin 85-3 “Accounting for Operational Leases with Scheduled Rent Increases,” the Company records rent expense on facility leases on a straight-line basis. Real estate taxes, insurance and maintenance expenses are the obligations of the Company. Rent expense totaled approximately $600,000 and $500,000 for the years ended December 31, 2005 and 2004, respectively.

The following table sets forth certain information concerning our contractual obligations at December 31, 2005 and outlines the expected future payments to be made under such obligations and commitments.

Future minimum lease payments consisted of the following on December 31, 2005 (in thousands):

2006	$431
2007	378
2008	393
2009	409
2010	68
$1,679

Legal Proceedings

We are subject to legal proceedings and claims that arise in the ordinary course of business. We do not believe that the outcome of those matters will have a material adverse affect on our consolidated financial position, operating results or cash flows. However, there can be no assurance such legal proceedings will not have a material impact.

We are not aware of any material claims outstanding or pending against Intrusion Inc. at December 31, 2005.

5. Employee Benefit Plans

Employee Stock Purchase Plan

On April 24, 1997, we adopted an Employee Stock Purchase Plan (the “Purchase Plan”) under which 125,000 shares of common stock have been reserved for issuance. Eligible employees may designate not more than 10% of their compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan. The Purchase Plan was amended January 17, 2001 to increase the maximum number of shares that can be purchased per participant from 500 shares to 1,000 shares per offering. Each participant may purchase up to 2,000 shares in any one calendar year. On January 31 and July 31 of each calendar year, shares of common stock are purchased with the employees’ payroll deductions over the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price on the first day of the six-month period. The Purchase Plan will terminate no later than April 24, 2007. No shares were purchased under the Purchase Plan in the year ended December 31, 2005 and 500 shares were purchased in the year ended December 31, 2004. A total of 45,702 shares have been issued under the Purchase Plan and 79,298 shares are available for purchase as of December 31, 2005.

Employee 401(k) Plan

We adopted a plan known as the Intrusion Inc. 401(k) Savings Plan (the “Plan”) to provide retirement and incidental benefits for our employees. The Plan covers substantially all employees who meet minimum age and service requirements. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax deferred salary deductions for eligible employees.

Employees may contribute from 1% to 25% of their annual compensation to the Plan, limited to a maximum amount as set by the Internal Revenue Service. Participants who are over the age of 50 may contribute an additional amount of their salary per year, as defined annually by the Internal Revenue Service. We match employee contributions at the rate of $0.25 per each $1.00 of contribution on the first 4% of compensation. Matching contributions to the Plan were approximately $24,000 and $18,000 for the years ended December 31, 2005 and 2004, respectively.

6. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There are no deferred tax liabilities as of December 31, 2005 and 2004. Significant components of our deferred tax assets as of December 31, 2005 and 2004 are as follows (in thousands):

	December 31
	2005	2004

Net operating loss carryforwards	$29,355	$27,780
Net operating loss carryforwards of foreign subsidiaries	374	374
Book over tax depreciation	87	67
Intangibles	1,118	1,298
Equity investments	—	458
Vacation accrual	97	94
Allowance for doubtful accounts and returns	26	140
Warranty accrual	18	46
Inventory allowance	51	73
Other	1,587	1,178
Deferred tax assets	32,713	31,508
Valuation allowance for deferred tax assets	(32,713)	(31,508)
Deferred tax assets, net of allowance	$—	$—

Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of the future benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the near to medium term. Management has considered these factors in determining the valuation allowance for 2005 and 2004.

The differences between the provision for income taxes and income taxes computed using the federal statutory rate for the years ended December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004

Reconciliation of income tax benefit to statutory rate:
Income tax benefit at statutory rate	$(1,129)	$(1,539)
State income taxes, net of federal income tax benefit	(87)	(120)
Change in valuation allowance	1,205	1,663
Other	11	(4)
	$—	$—

At December 31, 2005, we had federal net operating loss carryforwards of $82.1 million for income tax purposes that begin to expire in 2008 and are subject to the ownership change limitations under Internal Revenue Code Section 382. We also had $93.5 million of state net operating loss carryforwards. Net operating loss carryforwards of the foreign subsidiaries of $0.4 million at December 31, 2005 are available indefinitely for offset only against taxable income generated by the foreign subsidiaries.

We made no federal tax payments during 2005 and 2004, and did not receive any federal income tax refunds in 2005 or 2004 for income taxes paid in previous years.

7. Stock Options and Warrants

At December 31, 2005, we had four stock-based compensation plans, which are described below. These plans were developed to retain and attract key employees and directors.

In 1987, an Incentive Stock Option Plan was established, which provides for the issuance of options to key employees of the Company to purchase our common stock. The 1987 Incentive Stock Option Plan was terminated on January 26, 1997. The 1987 plan provided for the issuance of up to 300,000 shares of common stock upon exercise of options granted pursuant to the plan. Options to purchase a total of 850 shares of common stock are outstanding with no options remaining available for issuance under the 1987 plan.

In 1995, we adopted our 1995 Stock Option Plan (the “1995 Plan”), which provides for the issuance of up to 400,000 shares of common stock upon exercise of options granted pursuant to the 1995 Plan. On April 26, 2001, our stockholders increased the overall number of shares available for issuance pursuant to the plan to 825,000 shares of common stock. The 1995 Plan provides for the issuance of both non-qualified and incentive stock options to our employees, officers, and employee-directors. The 1995 Plan expired by its terms on March 21, 2005 and no options were available for future issuance after the expiration. At December 31, 2005, 66,531 employee options have been exercised and employee options to purchase a total of 567,343 shares of common stock are outstanding. A total of 2,290,295 options have been granted pursuant to the 1995 Plan, of which, 1,656,421 have been cancelled.

In 1995, we adopted the 1995 Non-Employee Director Stock Option Plan (the “1995 Non-Employee Director Plan”). The 1995 Non-Employee Director Plan provided for the issuance of non-qualified stock options to non-employee directors. The 1995 Non-Employee Director Plan was amended in April 2002 to increase the number of shares available for issuance to 65,000 from 40,000 shares. The 1995 Non-Employee Director Plan expired by its terms on March 21, 2005 and no options were available for future issuance after the expiration. No options have been exercised under the 1995 Non-Employee Director Plan. Non-employee options to purchase a total of 32,500 shares of common stock are outstanding at December 31, 2005. A total of 62,500 options have been granted to directors pursuant to the 1995 Non-Employee Director Plan, of which, 30,000 have been cancelled.

On March 17, 2005, the Board approved the 2005 Stock Incentive Plan (the “2005 Plan”), which was approved by the stockholders on June 14, 2005. The 2005 Plan serves as a replacement for the 1995 Non-Employee Director Plan and the 1995 Option Plan which expired by their terms on March 21, 2005. The approval of the 2005 Plan had no effect on the 1995 Plans or any options granted pursuant to either plan. All options will continue with their existing terms and will be subject to the 1995 Non-Employee Director Plan or the 1995 Plan, as applicable. Further, the Company will not be able to re-issue any option which is cancelled or terminated under the 1995 Non-Employee Director Plan or the 1995 Option Plan. The 2005 Plan provides for the issuance of up to 750,000 shares of common stock upon exercise of options granted pursuant to the 2005 Plan. The 2005 Plan consists of three (3) separate equity incentive programs: the Discretionary Option Grant Program; the Stock Issuance Program; and the Automatic Option Grant Program for non-employee Board members. Officers and employees, non-employee Board members and independent contractors are eligible to participate in the Discretionary Option Grant and Stock Issuance Programs. Participation in the Automatic Option Grant Program is limited to non-employee members of the Board. Each non-employee Board member will receive an option grant for 10,000 shares of Common Stock upon initial election or appointment to the Board, provided that individual has not previously been employed by the Company in the preceding six (6) months. In addition, on the date of each annual stockholders meeting, each Board member will automatically be granted an option to purchase 5,000 shares of Common Stock, provided he or she has served as a non-employee Board member for at least six (6) months. At December 31, 2005, no 2005 plan options have been exercised and employee and non-employee Board member options to purchase a total of 290,000 shares of common stock are outstanding. A total of 300,000 options have been granted under the 2005 Plan, of which 10,000 have been cancelled and options for 460,000 shares remain available for future grant. No shares have been issued pursuant to the Stock Issuance Program.

Common shares reserved for future issuance, including conversions of preferred stock, warrants, outstanding options, under all of the stock option plans and employee stock purchase plans total approximately 3,892,157 million shares at December 31, 2005 as follows:

(In thousands)	Outstanding	Available for Future Grant

Preferred Stock	1,478	—
Warrants	1,524	—
1987 Plan	1	—
1995 Plan	567	—
1995 Non-Employee Director Plan	32	—
2005 Plan	290	460
Employee Stock Purchase Plan	—	79
Total	3,892	539

The Compensation Committee of our Board of Directors determines for all employee options, the term of each option, option exercise price within limits set forth in the plans, number of shares for which each option is granted and the rate at which each option is exercisable (generally ratably over one, three or five years from grant date). However, the exercise price of any incentive stock option may not be less than the fair market value of the shares on the date granted (or less than 110% of the fair market value in the case of optionees holding more than 10% of our voting stock of the Company), and the term cannot exceed ten years (five years for incentive stock options granted to holders of more than 10% of our voting stock).

A summary of our stock option activity and related information for the years ended December 31, 2005 and 2004 is as follows:

	2005		2004
	Number of Options (in thousands)	Weighted Average Exercise Price	Number of Options (in thousands)	Weighted Average Exercise Price

Outstanding at beginning of year	404	$11.08	374	$15.10
Granted	579	3.01	162	1.93
Exercised	(1)	2.02	(3)	1.97
Cancelled	(91)	14.59	(129)	11.43

Outstanding at end of year	891	$5.48	404	$11.08
Options exercisable at end of year	307	$10.29	214	$18.56

Information related to stock options outstanding at December 31, 2005, is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at 12/31/05 (in thousands)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at 12/31/05 (in thousands)	Weighted Average Exercise Price

$ 0.76-$2.00	142	7.37 years	$1.45	121	$1.44
$ 2.08-$4.44	624	8.94 years	$3.00	61	$2.93
$ 5.08-$10.00	57	5.72 years	$6.19	57	$6.19
$ 17.52-$30.00	40	4.51 years	$20.84	40	$20.84
$ 38.00-$93.00	28	4.16 years	$57.40	28	$57.40
	891	8.14 years	$5.48	307	$10.29

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

	2005	2004

Expected dividend yield	0.0%	0.0%
Risk-free interest rate	3.9%	2.7%
Expected volatility	112.4%	154.5%
Expected life (in years)	4.4	4.5

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

Information relating to the fair value of option grants made during 2005 and 2004 is as follows:

	2005	2004

Options granted (with exercise price equal to fair value of common stock):
Number of options (in thousands)	579	145
Weighted average exercise price per share	$3.01	$1.94
Weighted average fair value of stock options grants per Black-Sholes option valuation model	$2.34	$1.73
Options granted (with exercise price greater than fair value of common stock):
Number of options (in thousands)	—	17
Weighted average exercise price per share	$—	$1.89
Weighted average fair value of stock options grants per Black-Sholes option valuation model	$—	$1.47

8. Preferred Stock

5% Preferred Stock

On March 25, 2004, we completed a $5.0 million private placement of our 5% convertible preferred stock and warrants. In the private placement, we sold 1,000,000 shares of our 5% preferred stock at a price of $5.00 per share for gross proceeds of $5.0 million, less $275,000 of issuance costs. The 5% preferred shares were initially convertible into 1,590,331 shares of common stock at a conversion price of $3.144 per share. Holders of the 5% convertible preferred stock include 140,000 shares purchased by our CEO and 60,000 shares purchased by a director of the Company.

The 5% dividends related to the 5% preferred stock are paid semi-annually on the last business day in March and September of each year, beginning with September 2004. Preferred stockholders vote together with common stockholders on an as converted to common stock basis. Based on the conversion rate of the preferred stock, holders of our 5% preferred stock will receive 1.5903 votes per share rounded to the nearest whole number. The liquidation preference for the 5% preferred stock is an amount equal to $5.00 per share plus any accrued and unpaid dividends. Holders of our 5% preferred stock have liquidation preference rights over common stockholders.

Included in this transaction were warrants to purchase 556,619 shares of common stock at an exercise price of $3.144 per share. Warrant holders include 80,000 held by our CEO and 30,000 held by a director of the Company. In connection with the closing of this private placement, we issued warrants to purchase 64,408 shares of our common stock at an exercise price of $3.144 per share to our financial advisor for assistance with the private placement. All of the warrants were immediately exercisable and expire on March 25, 2009. These 621,027 warrants were valued at $1.2 million using the Black-Scholes model and have been treated as a discount to the 5% Preferred Stock and recorded as an increase in additional paid in capital. The issuance of the warrants resulted in a beneficial conversion feature to the 5% preferred stock valued at $0.9 million. In accordance with EITF 98-5, the beneficial conversion feature was fully amortized in the first quarter of 2004, as the preferred stock does not have a stated maturity and is immediately convertible into common stock. This beneficial conversion feature is included in the net loss attributed to common stockholders.

The 5% preferred stock was recorded as the financing proceeds of $5.0 million less $275,000 issuance costs and the fair value of the warrants issued in conjunction with the 5% preferred stock of $1.2 million.

We have the right to redeem any or all of the outstanding 5% preferred stock at a price of $5.00 per share plus accrued dividends at any time after September 25, 2004 if certain conditions are met.

During 2005, 580,304 shares of our 5% preferred stock were converted into 922,875 shares of our common stock. At December 31, 2005 there are 259,696 shares of our 5% preferred stock outstanding.

Series 2 5% Preferred Stock

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

The 5% dividends accruing on the Series 2 5% preferred stock are required to be paid quarterly on the first business day in March, June, September and December of each year, beginning with June 2005. The liquidation preference for the preferred stock is an amount equal to $2.50 per share plus any accrued and unpaid dividends. Holders of our Series 2 5% preferred stock have liquidation preference rights over our 5% preferred stock holders as well as our common stockholders. The holders of the Series 2 5% preferred stock are not entitled to vote on any matter, except as otherwise required by law or with respect to certain limited matters specified in the Certificate of Designations creating the Series 2 5% preferred stock.

Included in this transaction were warrants to purchase 532,600 shares of common stock at an exercise price of $2.77 per share. Warrant holders include 80,000 held by our CEO and 30,000 held by a director of the Company. The relative fair value of these warrants was valued at $0.7 million using the Black-Scholes model and has been recorded as a discount to the Series 2 5% preferred stock and an increase in additional paid-in capital. The issuance of these warrants also resulted in a beneficial conversion feature to the Series 2 5% preferred stock valued at $0.9 million. In accordance with EITF 98-5, the beneficial conversion feature was fully amortized in the first quarter of 2005, as the preferred stock does not have a stated maturity and is immediately convertible into common stock. This beneficial conversion feature is included in the net loss attributed to common stockholders. In connection with the closing of this private placement, we issued warrants to purchase 60,390 shares of our common stock at an exercise price of $2.77 per share to two affiliates of our financial advisor for assistance with the private placement. These warrants were valued at $0.1 million using the Black-Scholes model and have been recorded as a reduction to the Series 2 5% preferred stock and an increase to additional paid-in capital.

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

During 2005, 565,200 shares of Series 2 5% preferred stock were converted into 565,200 shares of our common stock. At December 31, 2005 there are 500,000 shares of Series 2 5% preferred stock outstanding.

Series 3 5% Preferred Stock

On December 2, 2005, we completed a $1.2 million private placement of Series 3 5% convertible preferred stock and warrants. In the private placement, we sold 564,607 shares of preferred stock at a price of $2.18 per share for gross proceeds of $1.2 million, less $100,000 of issuance costs. The shares of Series 3 5% preferred stock are convertible into 564,607 shares of common stock at an initial conversion price of $2.18 per share. Holders of the Series 3 5% preferred stock include 55,046 shares purchased by our CEO and 27,523 shares purchased by a director of the Company.

The 5% dividends accruing on the Series 3 5% preferred stock are required to be paid quarterly on the first business day in March, June, September and December of each year, beginning with March 1, 2006. The liquidation preference for the preferred stock is an amount equal to $2.18 per share plus any accrued and unpaid dividends. Holders of our Series 3 5% preferred stock have liquidation preference rights over holders of our 5% preferred, Series 2 5% preferred stock and common stock. The holders of the Series 3 5% preferred stock are not entitled to vote on any matter, except as otherwise required by law or with respect to certain limited matters specified in the Certificate of Designations creating the Series 3 5% preferred stock.

Included in this transaction were warrants to purchase 282,306 shares of common stock at an exercise price of $2.58 per share. Warrant holders include 27,523 held by our CEO and 13,762 held by a director of the Company. The relative fair value of these warrants was valued at $0.3 million using the Black-Scholes model and has been recorded as a discount to the Series 3 5% preferred stock and an increase in additional paid-in capital. The issuance of these warrants also resulted in a beneficial conversion feature to the Series 3 5% preferred stock valued at $0.5 million. In accordance with EITF 98-5, the beneficial conversion feature was fully amortized on the grant date, as the preferred stock does not have a stated maturity and is immediately convertible into common stock. This beneficial conversion feature is included in the net loss attributed to common stockholders. In connection with the closing of this private placement, we issued warrants to purchase 27,531 shares of our common stock at an exercise price of $2.58 per share to an affiliate of our financial advisor for assistance with the private placement. These warrants were valued at $37,000 using the Black-Scholes model and have been recorded as a reduction to the Series 3 5% preferred stock and an increase to additional paid-in capital.

The Series 3 5% preferred stock was recorded as the net of the proceeds of $1.2 million less $100,000 issuance costs and the fair value of the warrants issued in conjunction with the Series 3 5% preferred stock totaling $0.3 million.

Holders of Series 3 5% preferred stock have the right to require us to redeem any or all of the their shares upon the occurrence of certain events within the Company’s control that are defined in Certificate of Designation at a price equal the sum of (1) the greater of $2.834 and the product of the volume weighted average price of our common stock on the trading day immediately preceding the event multiplied by $2.18 divided by the conversion price then in effect plus (2) any accrued but unpaid dividends on the Series 3 5% preferred stock plus (3) all liquidated damages or other amounts payable to the holders of Series 3 5% preferred stock.

At December 31, 2005 there are 564,607 shares of Series 3 5% preferred stock outstanding.

9. Segments, Major Customers and Geographic Information

Our operations are concentrated in one area—security software and appliances. Sales to the U.S. Government through direct and indirect channels totaled 70.7% of total revenues for 2005 and 53.6% of total revenues for 2004. During 2005 approximately 59.7% of total revenues are attributable to three government customers. During 2004 approximately 44.7% of total revenues are attributable to three government customers. There were no individual commercial customers in 2005 or 2004 that exceeded 10% of total revenues for that year. Our similar product and service offerings are not viewed as individual segments, as our management analyzes the business as a whole and expenses are not allocated to each product offering.

Export sales (based on our customers location), primarily to Europe, Asia, Latin America and Canada, were $0.6 million in 2005 and $1.2 million in 2004. No significant long-lived assets are deployed outside of the United States. Our foreign operations act only as sales support offices in those regions.

10. Subsequent Events

On March 29, 2006, we established a $1,000,000 line of credit with Silicon Valley Bank. Under the terms of this agreement, we may borrow an amount equal up to 80% of eligible accounts receivable balances. In addition, we may obtain inventory advances equal to 35% of finished goods inventory, capped at the lesser of the inventory availability, $300,000 or 35% of our total borrowing base. The line of credit will increase to $2,000,000 upon achieving two consecutive quarters of $200,000 in positive EBITDA. If the credit line increases to $2,000,000, inventory advances will be capped at the lesser of the inventory availability, $600,000 or 35% of our borrowing base. Amounts we borrow under the credit line accrue interest at an annual rate of prime plus 1% and are secured by a lien on all of our assets. Accrued interest on all outstanding amounts is payable monthly in arrears and all outstanding principal and accrued but unpaid interest on the amounts we borrow are due on March 28, 2007.