Form 10QSB
period 2006-03-31
INTRUSION INC
filed 2006-05-12
CIK 736012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on May 5, 2006 was 7,046,213.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

INTRUSION INC.

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005

Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Controls and Procedures

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Item 6. Exhibits

Signature Page

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	March 31, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$1,119	$2,844
Short-term investments	500	500
Accounts receivable, less allowance for doubtful accounts of $89 in 2006 and $102 in 2005	579	443
Inventories, net	348	373
Prepaid expenses	185	191
Total current assets	2,731	4,351
Property and equipment, net	220	256
Other assets	41	41
TOTAL ASSETS	$2,992	$4,648

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$982	$1,142
Deferred revenue	353	527
Total current liabilities	1,335	1,669

Stockholders’ Equity:
Preferred stock, $0.01 par value: Authorized Shares – 5,000
Series 1 shares issued and outstanding — 260 in 2006 and 2005 Liquidation preference of $1,332 as of March 31, 2006	918	918
Series 2 shares issued and outstanding — 460 in 2006 and 500 in 2005 Liquidation preference of $1,155 as of March 31, 2006	724	787
Series 3 shares issued and outstanding — 469 in 2006 and 565 in 2005 Liquidation preference of $1,026 as of March 31, 2006	667	805
Common stock, $0.01 par value:
Authorized shares — 80,000
Issued shares — 7,056 in 2006 and 6,919 in 2005 Outstanding shares — 7,046 in 2006 and 6,909 in 2005	71	69
Common stock held in treasury, at cost – 10 shares	(362)	(362)
Additional paid-in capital	53,346	52,994
Accumulated deficit	(53,528)	(52,053)
Accumulated other comprehensive loss	(179)	(179)
Total stockholders’ equity	1,657	2,979
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,992	$4,648

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended
	March 31, 2006	March 31, 2005
Net product revenue	$418	$871
Net customer support and maintenance revenue	433	314
Total revenue	851	1,185
Cost of product revenue	257	501
Cost of customer support and maintenance revenue	130	26
Total cost of revenue	387	527

Gross profit	464	658

Operating expenses:
Sales and marketing	817	759
Research and development	792	702
General and administrative	348	228

Operating loss	(1,493)	(1,031)

Interest income, net	18	4

Loss before income tax provision	(1,475)	(1,027)

Income tax provision	—	—

Net loss	$(1,475)	$(1,027)

Preferred stock dividends accrued	(45)	(29)
Beneficial conversion feature on preferred stock	—	(919)
Net loss attributable to common stockholders	$(1,520)	$(1,975)

Net loss per share attributable to common stockholders (basic and diluted)	$(0.22)	$(0.33)

Weighted average common shares outstanding, basic and diluted	6,981	6,030

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31, 2006	March 31, 2005
Operating Activities:
Net loss	$(1,475)	$(1,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36	39
Provision for doubtful accounts	(13)	(100)
Stock based compensation	198	—
Changes in operating assets and liabilities:
Accounts receivable	(123)	715
Inventories	25	82
Prepaid expenses and other assets	6	33
Accounts payable and accrued expenses	(159)	(310)
Deferred revenue	(174)	(24)
Net cash used in operating activities	(1,679)	(592)
Investing Activities:
Purchases of short-term investments	—	(350)
Purchases of property and equipment	—	(56)
Net cash used in investing activities	—	(406)
Financing Activities:
Proceeds from the exercise of employee stock options	1	—
Dividends paid on preferred stock	(47)	(35)
Proceeds from the issuance of preferred stock and warrants, net	—	2,515
Net cash provided by financing activities	(46)	2,480

Effect of foreign currency translation adjustment on cash and cash equivalents	—	(6)

Net increase in cash and cash equivalents	(1,725)	1,476
Cash and cash equivalents at beginning of period	2,844	2,315
Cash and cash equivalents at end of period	$1,119	$3,791

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:

Fair value of warrants issued in connection with sale of preferred stock	$—	$815
Amortization of preferred stock beneficial conversion feature	$—	$919
Preferred stock dividends accrued but not paid	$42	$29
Preferred stock financing costs accrued	$—	$25

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

As of March 31, 2006, we had cash, cash equivalents and short-term investments in the amount of approximately $1.6 million, down from approximately $3.3 million as of December 31, 2005. The decrease in cash and short-term investments funded our operations for the first quarter 2006. On March 29, 2006, we established a $1.0 million line of credit with Silicon Valley Bank. Our existing cash resources, line of credit and projections for increased revenues for the remainder of 2006, may not provide sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months. It is likely that we will need to seek additional debt or equity financing to fund our operations for the next year. The sufficiency of our cash resources depends to a certain extent on general economic, financial, competitive or other factors beyond our control. Moreover, despite actions to reduce our costs and improve our profitability, our operating losses and net operating cash outflows will continue through at least the second quarter of 2006. As a result, we may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability without obtaining additional equity financing. We do not currently have any arrangements for additional financing and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. Additionally, we may not have sufficient availability under our credit line when additional funds are needed. Furthermore, because our stockholders’ equity of $1.7 million as of March 31, 2006 is less than the $2.5 million required by Nasdaq, we must raise additional cash or increase our sales in order to maintain the listing of our common stock on The Nasdaq Capital market. Although we are currently exploring a range of alternatives to increase the amount of our cash, we may not be successful, and Nasdaq could seek to delist our common stock.

2.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The December 31, 2005 balance sheet was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States. However, we believe that the disclosures are adequate to make the information presented not misleading. In our opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The results of operations for the three month period ending March 31, 2006 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005.

3.     Inventories (In thousands)

	March 31, 2006	December 31, 2005

Inventories consist of:

Finished goods	$240	$290
Work in progress	9	8
Demonstration systems	99	75
Net inventory	$348	$373

4.     Accounting for Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which replaces SFAS 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition.

Prior to January 1, 2006, we accounted for employee stock-based compensation in accordance with APB 25 and followed the disclosure requirements in accordance with SFAS 148. No compensation cost was recorded for stock options, as all options granted under the plans have an exercise price equal (at minimum) to the market value of the underlying common stock on the date of grant.

We adopted SFAS 123(R) on January 1, 2006 using the modified prospective application method described in the statement. Results for prior periods have not been restated. Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the condensed consolidated statement of operations during the first quarter of 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 148 and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123(R). As stock-based compensation expense recognized in the statement of income for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 148 for the periods prior to 2006, we accounted for forfeitures as they occurred.

By adopting SFAS 123(R) we will record substantial non-cash stock compensation expenses. The adoption of SFAS 123(R) is not expected to have a significant effect on our financial condition or cash flows but is expected to have a significant, adverse effect on our results of operations.

At March 31, 2006, we had four stock-based compensation plans, which are described below. These plans were developed to retain and attract key employees and directors.

In 1987, an Incentive Stock Option Plan was established, which provides for the issuance of options to key employees of the Company to purchase our common stock. The 1987 Incentive Stock Option Plan was terminated on January 26, 1997. The 1987 plan provided for the issuance of up to 300,000 shares of common stock upon exercise of options granted pursuant to the plan. No options are outstanding and no options remaining available for issuance under the 1987 plan.

In 1995, we adopted our 1995 Stock Option Plan (the “1995 Plan”), which provides for the issuance of up to 400,000 shares of common stock upon exercise of options granted pursuant to the 1995 Plan. On April 26, 2001, our stockholders increased the overall number of shares available for issuance pursuant to the plan to 825,000 shares of common stock. The 1995 Plan provides for the issuance of both non-qualified and incentive stock options to our employees, officers, and employee-directors. The 1995 Plan expired by its terms on March 21, 2005 and no options were available for future issuance after the expiration. At March 31, 2006, 67,365 employee options have been exercised and employee options to purchase a total of 544,095 shares of common stock are outstanding. A total of 2,290,295 options have been granted pursuant to the 1995 Plan, of which, 1,678,835 have been cancelled.

In 1995, we adopted the 1995 Non-Employee Director Stock Option Plan (the “1995 Non-Employee Director Plan”). The 1995 Non-Employee Director Plan provided for the issuance of non-qualified stock options to non-employee directors. The 1995 Non-Employee Director Plan was amended in April 2002 to increase the number of shares available for issuance to 65,000 from 40,000 shares. The 1995 Non-Employee Director Plan expired by its terms on March 21, 2005 and no options were available for future issuance after the expiration. No options have been exercised under the 1995 Non-Employee Director Plan. Non-employee options to purchase a total of 32,500 shares of common stock are outstanding at March 31, 2006. A total of 62,500 options have been granted to directors pursuant to the 1995 Non-Employee Director Plan, of which, 30,000 have been cancelled.

On March 17, 2005, the Board approved the 2005 Stock Incentive Plan (the “2005 Plan”), which was approved by the stockholders on June 14, 2005. The 2005 Plan serves as a replacement for the 1995 Non-Employee Director Plan and the 1995 Option Plan which expired by their terms on March 21, 2005. The approval of the 2005 Plan had no effect on the 1995 Plans or any options granted pursuant to either plan. All options will continue with their existing terms and will be subject to the 1995 Non-Employee Director Plan or the 1995 Plan, as applicable. Further, the Company will not be able to re-issue any option which is cancelled or terminated under the 1995 Non-Employee Director Plan or the 1995 Option Plan. The 2005 Plan provides for the issuance of up to 750,000 shares of common stock upon exercise of options granted pursuant to the 2005 Plan. The 2005 Plan consists of three (3) separate equity incentive programs: the Discretionary Option Grant Program; the Stock Issuance Program; and the Automatic Option Grant Program for non-employee Board members. Officers and employees, non-employee Board members and independent contractors are eligible to participate in the Discretionary Option Grant and Stock Issuance Programs. Participation in the Automatic Option Grant Program is limited to non-employee members of the Board. Each non-employee Board member will receive an option grant for 10,000 shares of Common Stock upon initial election or appointment to the Board, provided that individual has not previously been employed by the Company in the preceding six (6) months. In addition, on the date of each annual stockholders meeting, each Board member will automatically be granted an option to purchase 5,000 shares of Common Stock, provided he or she has served as a non-employee Board member for at least six (6) months. At March 31, 2006, no 2005 plan options have been exercised and employee and non-employee Board member options to purchase a total of 322,000 shares of common stock are outstanding. A total of 332,000 options have been granted under the 2005 Plan, of which 10,000 have been cancelled and options for 428,000 shares remain available for future grant. No shares have been issued pursuant to the Stock Issuance Program.

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

Effect of Adopting SFAS No. 123(R)

The following is the effect of adopting SFAS No. 123(R) as of January 1, 2006 for the three months ended March 31, 2006 (in thousands, except per share data).

For Three Months Ended March 31, 2006

Stock-option compensation expense recognized
(for stock options only):
Cost of revenue	$24
Research and development	43
Sales and marketing	69
General and administrative	62
Effect on net loss	$198
Effect on basic and diluted earnings per common share	$(0.03)

Valuation Assumptions

The fair values of option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	For Three Months Ended March 31, 2006	For Three Months Ended March 31, 2005

Weighted average grant date fair value	$1.29	$2.37
Weighted average assumptions used:
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.3%	4.2%
Expected volatility	97.4%	115.0%
Expected life (in years)	5.0	4.7

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

Expected volatility is based on historical volatility and in part on implied volatility. The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

Stock Incentive Plan Activity

Stock option activity under the Company’s various long-term incentive and director compensation plans during the three months ended March 31, 2006, were as follows:

	Number of Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2005	891	$5.48
Granted	32	1.73
Exercised	(1)	0.76
Cancelled
Forfeited	(20)	2.78
Expired	(3)	27.14

Outstanding at March 31, 2006	899	$5.34

Summarized information about outstanding stock options as of March 31, 2006, that are fully vested and those that are expected to vest in the future as well as stock options that are fully vested and currently exercisable, are as follows:

	Outstanding Stock Options (Fully Vested and Expected to Vest)*	Options that are Exercisable
As of March 31, 2006
Number of outstanding options	899	454
Weighted average remaining contractual life	7.95	6.81
Weighted average exercise price per share	$5.34	$7.77
Intrinsic value	$12	$11

* Includes effects of expected forfeitures

As of March 31, 2006, the total unrecognized compensation cost related to non-vested options not yet recognized in the statement of operations totaled approximately $303 thousand and the weighted period over which these awards are expected to be recognized was 0.73 years.

Pro Forma Presentation for Periods Prior to the Adoption of SFAS 123(R)

Under the modified prospective application method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123(R). The following pro forma information was reported, as required by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

For Three Months Ended March 31, 2005

Net loss attributable to common stockholders	$(1,975)
Deduct: Total stock-based compensation determined under fair value-based method for all awards	(131)
Pro forma net loss attributable to common stockholders	$(2,106)
Net loss per share attributable to common stockholders:
(basic and diluted)
as reported	$(0.33)
pro forma	$(0.35)
Weighted-average shares used in computation:
Basic and diluted	6,030

5.     Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and common stock equivalents outstanding for the period. Our common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding options and warrants. The aggregate number of common stock equivalents excluded from the loss per share calculation for the periods ended March 31, 2006 and 2005 are 3,764,187 and 3,656,866, respectively. Our common stock equivalents are not included in the diluted loss per share for the three month periods ended March 31, 2006 and 2005, as they are antidilutive.

6.     Commitments and Contingencies

We are subject to legal proceedings and claims that arise in the ordinary course of business. We do not believe that the outcome of those matters will have a material adverse affect on our consolidated financial position, operating results or cash flows. However, there can be no assurance such legal proceedings will not have a material impact.

7.     Preferred Stock and Common Stock

During the three months ended March 31, 2006, 40,000 shares of our Series 2 5% preferred stock were converted into 40,000 shares of common stock and 95,872 shares of Series 3 5% preferred stock were converted into 95,872 shares of common stock. At March 31, 2006, there are 259,696 shares of 5% preferred stock outstanding, 460,000 shares of Series 2 5% preferred stock outstanding and 468,735 shares of Series 3 5% preferred stock outstanding. In addition, an employee exercised stock options to purchase 834 shares of common stock during the three months ended March 31, 2006.

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

Stock-based Compensation

During the first quarter of 2006, we implemented the following new critical accounting policy related to our stock-based compensation. Beginning on January 1, 2006, we began accounting for stock options under the provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)), which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for FAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model, to estimate fair value of our stock-based awards which requires various judgmental assumptions including estimating stock price volatility, forfeiture rates, and expected life. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. In addition, we consider many factors when estimating expected forfeitures and expected life, including types of awards, employee class, and historical experience. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

We adopted FAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the first quarter of 2006 reflect the impact of FAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R).

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of net revenues. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended
	March 31, 2006	March 31, 2005
Net product revenue	49.2%	73.5%
Net customer support and maintenance revenue	50.8	26.5
Total revenue	100.0	100.0
Cost of product revenue	30.2	42.3
Cost of customer support and maintenance revenue	15.3	2.2
Total cost of revenue	45.5	44.5
Gross profit	54.5	55.5
Operating expenses:
Sales and marketing	96.0	64.1
Research and development	93.1	59.2
General and administrative	40.9	19.2
Operating loss	(175.4)	(87.0)

Interest income, net	2.1	0.3
Loss before income tax provision	(173.3)	(86.7)

Income tax provision	—	—

Net loss	(173.3)%	(86.7)%
Preferred stock dividends accrued	(5.3)	(2.4)
Beneficial conversion feature on preferred stock	—	(77.6)

Net loss attributable to common stockholders	(178.6)%	(166.7)%

	Three Months Ended
	March 31, 2006	March 31, 2005
Domestic revenues	85.8%	86.1%
Export revenues to:
Europe	8.1	7.6
Canada	3.4	0.1
Asia	2.5	6.1
Latin America	0.2	0.1

Net revenues	100.0%	100.0%

Net Revenues. Net revenues for the quarter ended March 31, 2006 were $0.9 million, compared to $1.2 million for the same period in 2005. Product revenues decreased $0.5 million for the quarter ended March 31, 2006 compared to the same period in 2005. Customer support and maintenance revenue increased $0.1 million for the quarter ended March 31, 2006 compared to the same period in 2005. Consistent with our strategic move to concentrate on our intrusion prevention/detection, entity identification and regulated information compliance and data privacy products, total revenues (including maintenance and support) for the quarter ended March 31, 2006 from these products decreased to $0.8 million from $1.2 million for the same period in 2005.

Concentration of Revenues. Revenues from sales to various U.S. government entities totaled $0.6 million, or 66.8% of revenues, for the quarter ended March 31, 2006 compared to $0.7 million, or 62.8% of revenues, for the same period in 2005. Although, we expect our concentration of revenues to vary among customers in future quarters depending upon the timing of certain sales, we anticipate that sales to government customers will continue to account for a significant portion of our revenues in future quarters. Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including potential disruption to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience. Although we do not believe that the cancellation of any particular order would have a material adverse effect on our financial results or that any of our revenues with government customers are subject to renegotiation, a large number of cancelled or renegotiated government orders could have a material adverse effect on our financial results. Currently, we are not aware of any proposed cancellation or renegotiation of any of our existing arrangement with government entities and, historically, government entities have not cancelled or renegotiated orders which had a material adverse effect on our business.

Gross Profit. Gross profit was 0.5 million or 54.5% of net revenues for the quarter ended March 31, 2006, compared to $0.7 million or 55.5% of net revenues for the same period in 2005. Gross profit margins as a percentage of net revenues decreased from the same period in the prior year due to a decline in sales volume. Gross profit on product revenues for the quarter ended March 31, decreased from 42.5% in 2005 to 38.5% in 2006 due to the decline in sales volume. Gross profit on customer support and maintenance revenues for the quarter ended March 31, decreased from 91.7% in 2005 to 70.0% in 2006.

Gross profit as a percentage of net revenues is impacted by several factors, including shifts in product mix, changes in channels of distribution, revenue volume, fluctuations in third-party assembly costs, pricing strategies, and fluctuations in revenues of integrated third-party products.

Sales and Marketing. Sales and marketing expenses remained constant at $0.8 million for the quarters ended March 31, 2006 and 2005. Sales and marketing expenses may vary in the future. However, we believe that these costs will remain relatively constant through the end of 2006.

Research and Development. Research and development expenses increased to $0.8 million for the quarter ended March 31, 2006 from $0.7 million for the same period in 2005. Research and development costs are expensed in the period incurred. Research and development expenses increased in the three months ended March 31, 2006, compared to the same period in 2005 primarily due to stock-based compensation expense totaling $43 thousand recognized in 2006 under SFAS123(R). Research and development expenses may vary in the future; however, we believe that these costs will remain relatively constant through the end of 2006.

General and Administrative. General and administrative expenses increased to $0.3 million for the quarter ended March 31, 2006, compared to $0.2 million for the quarter ended March 31, 2005 primarily due to stock-based compensation expense totaling $62 thousand recognized in 2006 under SFAS123(R). It is expected that general and administrative expenses will remain relatively constant throughout the remainder of 2006, as no further headcount reductions are anticipated. General and administrative expense may vary in the future.

Interest. Net interest income increased to $18 thousand for the quarter ended March 31, 2006 compared to $4 thousand for the same period in 2005. The increase in interest income was primarily due to better returns over prior year and an increase of cash and short-term investment balances when compared to prior year. Net interest income may vary in the future based on our cash flow and rate of return on investments.

Liquidity and Capital Resources

Our principal source of liquidity at March 31, 2006 is approximately $1.1 million of cash and cash equivalents and $0.5 million of short-term investments. At March 31, 2006 working capital was $1.4 million compared to $3.9 million at March 31, 2005.

Cash used in operations for the three months ended March 31, 2006 was $1.7 million, primarily due to a net loss of $1.5 million, a decrease in accounts payable and accrued expenses of $0.2 million, a reduction in deferred revenue of $0.2 million, an increase in accounts receivable of $0.1 million and a reduction in the provision for doubtful accounts of $13 thousand. This cash decrease was partially offset by stock-based compensation of $0.2 million, depreciation expense of $36 thousand, a decrease in inventories of $25 thousand and a decrease in prepaid expenses and other assets of $6 thousand. Cash used in operations for the three months ended March 31, 2005 was $0.6 million, primarily due to an operating loss of $1.0 million, a decrease in accounts payable and accrued expenses of $0.3 million and a decrease in the provision for doubtful accounts of $0.1 million. This cash usage was partially offset by depreciation and amortization of $39 thousand, a decrease in accounts receivable of $0.7 million, a decrease in inventories of $0.1 million and a decrease in other assets of $33 thousand. Future fluctuations in inventory balances, accounts receivable and accounts payable will be dependent upon several factors, including, but not limited to, quarterly sales, our strategy in building inventory in advance of receiving orders from customers, and the accuracy of our forecasts of product demand and component requirements.

There was no cash used in investing activities in the three months ended March 31, 2006, compared to cash used in investing activities in the three months ended March 31, 2005 of $0.4 million, which consisted primarily of the net purchase of short-term investments of $0.3 million and net purchases of property and equipment of $0.1 million.

Cash used in financing activities in the three months ended March 31, 2006 was $46 thousand, primarily consisting of the payment of dividends on preferred stock, compared to cash provided by financing activities in the three months ended March 31, 2005 was $2.5 million, consisting of net financing proceeds from a private placement of $2.5 million, partially offset by payment of dividends on preferred stock of $35 thousand.

At March 31, 2006, the Company did not have any material commitments for capital expenditures.

During the three months ended March 31, 2006, the Company funded its operations through the use of cash and cash equivalents.

As of March 31, 2006, we had cash, cash equivalents and short-term investments in the amount of approximately $1.6 million, down from approximately $3.3 million as of December 31, 2005. We funded our operations and met our cash requirements during the three months ended March 31, 2006 through the use of cash and cash equivalents. On March 29, 2006, we established a $1.0 million line of credit with Silicon Valley Bank. Our existing cash resources, line of credit and projections for increased revenues for the remainder of 2006, may not provide sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months. It is likely that we will need to seek additional debt or equity financing to fund our operations for the next year. The sufficiency of our cash resources depend to a certain extent on general economic, financial, competitive or other factors beyond our control. Moreover, despite actions to reduce our costs and improve our profitability, our operating losses and net operating cash outflows will continue through at least the second quarter of 2006. As a result, we may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability without obtaining additional equity financing. We do not currently have any arrangements for additional financing and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. Additionally, we may not have sufficient availability under our credit line when additional funds are needed. Furthermore, because our stockholders’ equity of $1.7 million as of March 31, 2006 is less than the $2.5 million required by Nasdaq, we must raise additional cash or increase our sales in order to maintain the listing of our common stock on The Nasdaq Capital market. If our business does not generate sufficient cash flow from operations and sufficient future financings are not available, we may not be able to operate or grow our business, pay our expenses when due, fund our other liquidity needs or maintain our listing on The Nasdaq Capital Market. Moreover, any financing raised by us may restrict our business activities for future capital raising efforts or cause dilution to our current stockholders.

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

Off-Balance Sheet Arrangements.

As of March 31, 2006, we did not have any significant off-balance sheet arrangements, as defined by Item 303(c)(2) of Regulation S-B.

Factors That May Affect Future Results of Operations

Numerous factors may affect our business and future results of operations. These factors include current economic and market conditions, the effect of military actions on government and corporate spending on information security products, spending patterns of, and appropriations to, U.S. government departments, technological changes, competition and market acceptance, acquisitions, product transitions, timing of orders, manufacturing and suppliers, reliance on outsourcing vendors and other partners, intellectual property and licenses, third-party products, dependence on government customers, international operations, intellectual property issues, liquidity and cash resources and effects of restructuring plans and cost reductions. The discussion below addresses some of these and other factors. For a more thorough discussion of these and other factors that may affect our business and future results, see the discussion under the caption “Factors That May Affect Future Results of Operations” in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

Our cash, cash equivalents, and investments decreased from $3.3 million at December 31, 2005 to $1.6 million at March 31, 2006 due to results of operations. If our net cash outflows continue, we may not have sufficient cash to operate our business and may not be able to maintain our Nasdaq listing.

As of March 31, 2006, we had cash, cash equivalents and investments in the amount of approximately $1.6 million, down from approximately $3.3 million as of December 31, 2005. Our existing cash resources, line of credit and projections for increased revenues for the remainder of 2006, may not provide sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months. It is likely that we will need to seek additional debt or equity financing to fund our operations for the next year. The sufficiency of our cash resources depend to a certain extent on general economic, financial, competitive or other factors beyond our control. Moreover, despite actions to reduce our costs and improve our profitability, our operating losses and net operating cash outflows will continue through at least the second quarter of 2006. As a result, we may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability without obtaining additional equity financing. We do not currently have any arrangements for additional financing and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. If our business does not generate sufficient cash flow from operations and sufficient financing resources are not available, we may not be able to operate or grow our business, pay our expenses when due or fund our other liquidity needs. We may not have sufficient availability under our credit line when we need additional funds. Furthermore, we may not be able to secure additional debt or equity financing on terms that are acceptable to us, or at all, on a timely basis. Therefore, if our business does not generate sufficient cash flow from operations and sufficient financing resources are not available, we may not be able to operate or grow our business, pay our expenses when due or fund our other liquidity needs.

If we fail to comply with Nasdaq’s stockholders’ equity requirement, our common stock will be subject to delisting which could adversely effect the price and liquidity of our shares.

The Nasdaq Capital Market maintains certain minimum requirements to maintain the Nasdaq listing of our common stock. In particular, Nasdaq Marketplace Rule 4320(c)(2)(B) requires us to have at least one of (1) $2,500,000 in stockholders’ equity, (2) $35,000,000 market value of listed securities or (3) $500,000  of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. As of March 31, 2006, our stockholders’ equity was approximately $1,657,000, and as of May 4, 2006, the market value of our common stock was approximately $9,583,000 based on 7,046,213 shares outstanding and a closing price of $1.36 per share. In addition, we have reported net losses from continuing operations in each of the last three most recently completed fiscal years.

As a result, we do not currently comply with Nasdaq’s continued listing requirements. Furthermore, although we are currently exploring a range of alternatives to increase the amount of our cash, we may not be able to complete an alternative transaction on acceptable terms, if at all, and may not be able to regain compliance with these requirements. Therefore, Nasdaq may seek to delist our shares of common stock from The Nasdaq Capital Market. In that event, our common stock likely would trade in a less efficient market such as the OTC Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc. Furthermore, our common stock may become subject to the “penny stock” rules adopted by the SEC which impose additional sales price requirements on broker dealers who sell our shares. Consequently, the delisting of our common stock may adversely impact our stock price, the liquidity of our common stock and our general business reputation.

If we fail to respond to rapid technological changes in the network security, data protection, regulated information compliance, entity identification and spyware prevention industries, we may lose customers or our products may become obsolete.

The network security, data protection, regulated information compliance, entity identification and spyware prevention industries are characterized by frequent product introductions, rapidly changing technology and continued evolution of industry standards. We must introduce upgrades to our products rapidly in response to customer needs, such as new computer viruses or other novel external attacks on computer networks as well as the adoption privacy and data protection laws. In addition, the nature of the network security, data protection, regulated information compliance, entity identification and spyware prevention industries requires our products to be compatible and interoperable with numerous security products, networking products, workstation and personal computer architectures and computer and network operating systems offered by various vendors, including our competitors. As a result, our success depends upon our ability to develop and introduce in a timely manner new products and enhancements to our products that meet changing customer requirements and evolving industry and legal standards. The development of technologically advanced network security, data protection, regulated information compliance, entity identification and spyware prevention products is a complex and uncertain process requiring high levels of innovation, rapid response and accurate anticipation of technological and market trends. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully in a timely manner. Further, the introduction of new products or product enhancements by us or our competitors or the adoption of new or amended privacy or data protection laws may shorten the life cycle of our existing products or cause our existing products to become obsolete.

Our revenues have decreased to $0.9 million for the first three months of 2006 from $1.2 million for the same period in 2005 and have generally decreased since 2003 in connection with a shift to sales of our newer product lines. If our network intrusion detection, regulated information compliance, spyware prevention and entity identification products do not achieve market acceptance, our revenues will suffer.

We have continued to transition our sales strategy from our lower margin SecureCom and PDS security appliance products to the development and sales of our higher margin network intrusion detection/prevention, regulated information compliance, entity identification and spyware products. During this transition, sales of our new products were not enough to counteract the loss in sales associated with our older products. As a result, our net revenues remained relatively constant at approximately $6.0 million in 2004 and 2005 but have declined in the first quarter 2006 compared to the same period in 2005 due to a longer than expected sales cycle.

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

As a result of these sales, we now depend exclusively on revenues generated from the sale of our network security products, which have received limited market acceptance. Moreover, we have only recently introduced our regulated compliance and data privacy systems and our spyware prevention and entity identification products. Although initial response to these products has been positive, the market for these products has only begun to emerge and sales of these products may not occur as quickly as we expect. Consequently, we resemble a developmental stage company and will face the following inherent risks and uncertainties:

•      the need for our network security products, regulated information compliance systems, data privacy protection systems, entity identification products and spyware prevention products to achieve market acceptance and produce a sustainable revenue stream;

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

We incurred a net loss of $1.5 million for the three months ended March 31, 2006 and have an accumulated deficit of $53.5 million as of March 31, 2006. As a result, we must generate substantially greater revenues from sales in order to achieve profitability.

We have incurred significant operating losses and are uncertain about our future operating results. For the three months ended March 31, 2006, we incurred a net loss of $1.5 million and had an accumulated deficit of approximately $53.5 million as of March 31, 2006. We need to generate and sustain substantially greater revenues from the sales of our products if we are to achieve profitability. If we are unable to achieve these greater revenues, our losses will continue indefinitely, and we may never achieve or sustain profitability or generate positive cash flow.

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

•      better or more extensive cooperative relationships; and

•      larger customer base.

Although we believe our products compare favorably to our competitors’ products and create a sustainable business model, we cannot assure you that our products will achieve market acceptance or that we will be able to compete successfully with our existing or new competitors.

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

Sales to government entities accounted for 66.8% of our revenues for the three months ended March 31, 2006 and 70.7% of our revenues for the year ended December 31, 2005. Sales to government customers involve unique risks, which could adversely impact our revenues.

We derived 66.8% of our revenues from sales to various U.S. government entities for the three months ended March 31, 2006, and 70.7% of our revenues from these sales for the year ended December 31, 2005. We expect to continue to derive a substantial portion of our revenues from U.S. government customers in the future. Sales to the government present risks in addition to those involved in sales to commercial customers, including potential disruption due to appropriation and spending patterns and the government’s right to cancel contracts and purchase orders for its convenience. General political and economic conditions, which we cannot accurately predict, may affect the quantity and allocation of expenditures by federal departments. In addition, obtaining government contracts may involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements. Each government entity also maintains its own rules and regulations with which we must comply and which can vary significantly among departments. As a result, cutbacks or re-allocations in the federal budget or losses of government sales due to other factors could have a material adverse effect on our revenues and operating results.

We derived 14.2% of our revenues from international sales in the three months ended March 31, 2006, and 10.7% of our revenues from these sales for the year ended December 31, 2005. Our ability to sell our products internationally is subject to certain risks which could harm our business.

Sales to foreign customers accounted for approximately 10.7% of our revenues for the year ended December 31, 2005, and 14.2% of our revenues for the three months ended March 31, 2006. We expect sales to foreign customers to continue to represent a significant portion of our revenues in the future. Our international operations are subject to many inherent risks that may adversely affect our business, financial condition and operating results, including:

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

Sales through indirect channels accounted for 15.5% of our revenues for the three months ended March 31, 2006 and 36.2% of our revenue for the year ended December 31, 2005. Our revenues will suffer if we do not expand our sales through, or receive the anticipated benefits from our sales through, indirect sales channels.

We derived 15.5% of our revenues for the three months ended March 31, 2006, and 36.2% of our revenue for the year ended December 31, 2005, from sales through indirect sales channels, such as distributors, value added resellers, system integrators, original equipment manufacturers and managed service providers. We believe we must expand our sales through these indirect channels in order to increase our revenues. Although we are actively pursuing a strategy to increase the percentage of our revenues generated through these indirect sales channels, we cannot assure you that our products will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues as expected. Further, many of our competitors are also trying to sell their products through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our products.

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

The market price of our common stock has been highly volatile in the past and may continue to be volatile in the future. For example, for the three-month period ending March 31, 2006, the market price of our common stock on The Nasdaq Capital Market fluctuated between $1.28 and $2.87 per share. The market price of our common stock may fluctuate significantly in response to a number of factors, many of which are outside our control, including:

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

On March 25, 2004, we completed a $5,000,000 private placement in connection with which we issued 1,000,000 shares of our 5% Convertible Preferred Stock and warrants to acquire 556,619 shares of our common stock. The conversion price for the preferred stock and the exercise price of the warrants is $3.144 per share. We also issued our placement agent a warrant for 64,408 shares of our common stock at an exercise price of $3.144 per share. As of May 1, 2006, there were 259,696 shares of 5% preferred stock, representing approximately 413,003 shares of common stock upon conversion, and warrants to purchase 621,027 shares of common stock outstanding.

In addition, on March 28, 2005, we completed a $2,663,000 private placement in connection with which we issued 1,065,200 shares of our Series 2 5% Convertible Preferred Stock and warrants to acquire 532,600 shares of our common stock. We also issued two affiliates of our placement agent warrants to purchase an aggregate of 60,390 shares of common stock. The conversion price for the preferred stock is $2.50 per share and the exercise price of the warrants is $2.77 per share. As of May 1, 2006, there were 460,000 shares of Series 2 5% preferred stock, representing 460,000 shares of common stock upon conversion, and warrants to purchase 592,990 shares of common stock outstanding.

Finally, on December 2, 2005, we completed a $1,230,843 private placement in connection with which we issued 564,607 shares of our Series 3 5% preferred stock and warrants to acquire 282,306 shares of our common stock. We also issued two affiliates of our placement agent warrants to purchase an aggregate of 27,531 shares of common stock. The conversion price of the preferred stock is $2.18 per share and the exercise price of the warrants is $2.58 per share. As of May 1, 2006, there were 468,735 shares of Series 3 5% preferred stock, representing 468,735 shares of common stock upon conversion, and warrants to purchase 309,837 shares of common stock outstanding.

On May 1, 2006, we had 7,046,213 shares of common stock outstanding. We expect the private placements discussed above to result in a further dilution to holders of our common stock upon conversion of the preferred stock and exercise of the warrants of 2,865,592 shares of common stock, or an approximately 40.7% increase in the number of shares of our common stock outstanding.

Further, the occurrence of certain events entitle holders of our Series 3 5% preferred stock to require us to redeem their shares for a number of shares of our common stock equal to the redemption price divided by 75% of the ten-day average of the volume weighted average price of our common stock ending on the day immediately preceding the holder’s election to redeem, subject to a floor of $0.87 per share. Holders of our Series 2 5% preferred stock have similar redemption rights without a floor. The redemption price for the shares of Series 3 5% preferred stock equals the sum of (1) the greater of $2.834 and the volume weighted average price of our common stock on the trading day immediately preceding the redemption event multiplied by $2.18 divided by the conversion price of the Series 3 5% preferred stock then in effect plus (2) any accrued but unpaid dividends on the Series 3 5% preferred stock plus (3) any unpaid liquidated damages or other amounts payable to the holders of the Series 3 5% preferred stock. The redemption price for the shares of Series 2 5% preferred stock equals the sum of (1) the greater of $3.25 and the volume weighted average price of our common stock on the trading day immediately preceding the redemption event multiplied by $2.50 divided by the conversion price of the Series 2 5% preferred stock then in effect plus (2) any accrued but unpaid dividends on the Series 2 5% preferred stock plus (3) any unpaid liquidated damages or other amounts payable to the holders of the Series 2 5% preferred stock. As a result, assuming we have paid all liquidated damages and other amounts to the holders, accrued but unpaid dividends on April 28, 2006 of $17,554, a volume weighted average price of $1.37, which was the ten-day volume weighted average closing price of our common stock on April 28, 2006, and our 7,046,213 shares of common stock outstanding on April 28, 2006, we would issue approximately 2,764,914 shares of our common stock if a specified redemption event occurs and all holders of Series 3 5% preferred stock and Series 2 5% preferred stock elected to redeem their shares for common stock. This would represent an increase of approximately 39.2% in the number of shares of our common stock as of April 28, 2006.

The conversion of preferred stock or exercise of warrants we issued in our recent private placement may cause the price of our common stock to decline.

The holders of the shares of our 5% preferred stock and warrants we issued on March 25, 2004, may freely convert their shares of preferred stock and exercise their warrants and sell the underlying shares of common stock pursuant to an effective registration statement we filed on August 6, 2004. As of May 1, 2006, 740,304 shares of preferred stock had converted into 1,177,327 shares of common stock.

The holders of the shares of Series 2 5% preferred stock and warrants we issued on March 28, 2005, may freely convert their shares of preferred stock and exercise their warrants and sell the underlying shares of common stock pursuant to an effective registration statement we filed on May 5, 2005. As of May 1, 2006, 605,200 shares of Series 2 5% preferred stock had converted into 605,200 shares of common stock.

The holders of the shares of Series 3 5% preferred stock and warrants we issued on December 2, 2005, may freely convert their shares of preferred stock and exercise their warrants and sell the underlying shares of common stock pursuant to an effective registration statement we filed on January 5, 2006. As of May 1, 2006, 95,872 shares of Series 3 5% preferred stock had converted into 95,872 shares of common stock.

For the four weeks ended on April 28, 2006, the average daily trading volume of our common stock on The Nasdaq Capital Market was 16,332 shares. Consequently, if holders of preferred stock or warrants elect to convert their remaining shares or exercise their warrants and sell a material amount of their underlying shares of common stock on the open market, the increase in selling activity could cause a decline in the market price of our common stock. Furthermore, these sales, or the potential for these sales, could encourage short sales, causing additional downward pressure on the market price of our common stock.

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

During 2005, we paid $123 thousand in dividends related to our 5% convertible preferred stock and $63 thousand in dividends related to our Series 2 5% preferred stock. At March 31, 2006, we had $33,526 dividends accrued related to our 5% preferred stock, $4,884 related to our Series 2 5% preferred stock and $4,339 related to our Series 3 5% preferred stock.

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

Certain provisions of our certificate of incorporation and bylaws, such as our ability to offer “blank check” preferred stock and the inability of our common stockholders to act by written consent, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. We are also subject to the provisions of Section 203 of the Delaware General Corporation Law, which restricts certain business combinations with interested stockholders and could inhibit a non-negotiated merger or other business combination.

Our management and preferred stockholders exercise significant control over our company and may approve or take actions that may be adverse to your interests.

As of May 1, 2006, our executive officers, directors and preferred stockholders beneficially own approximately 23.5% of our voting power. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us or providing us with additional financing if required. These stockholders may use their influence to approve or take actions that may be adverse to your interests.

Item 3.           CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2006, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported in a timely manner.

We have carried out an evaluation, under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2006, and our Chief Executive Officer and Chief Financial Officer have concluded that there was no change during the quarterly period ended March 31, 2006 that has materially affected or is reasonably expected to materially affect our internal control over financial reporting.

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

Item 6.           EXHIBITS

The following Exhibits are filed with this report form 10-QSB:

10.1 (1)	Loan and Security Agreement dated as of March 27, 2006, by and between the Registrant and Silicon Valley Bank
10.2 (1)	Intellectual Property Security Agreement dated as of March 27, 2006, by and between the Registrant and Silicon Valley
Bank
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)   Filed as an exhibit to our Current Report on Form 8-K dated March 27, 2006, which Exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRUSION INC.

Date: May 12, 2006	/s/ G. Ward Paxton
G. Ward Paxton
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2006	/s/ Michael L. Paxton
Michael L. Paxton
Vice President, Chief Financial Officer, Treasurer & Secretary
(Principal Financial & Accounting Officer)