Form 10QSB
period 2006-06-30
INTRUSION INC
filed 2006-08-11
CIK 736012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on August 4, 2006 was 7,046,213.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

INTRUSION INC.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$319	$2,844
Short-term investments	—	500
Accounts receivable, less allowance for doubtful accounts of $89 in 2006 and $102 in 2005	838	443
Inventories, net	324	373
Prepaid expenses	144	191
Total current assets	1,625	4,351
Property and equipment, net	200	256
Other assets	41	41
TOTAL ASSETS	$1,866	$4,648
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$948	$1,142
Deferred revenue	283	527
Total current liabilities	1,231	1,669

Stockholders’ Equity:
Preferred stock, $0.01 par value: Authorized Shares—5,000
Series 1 shares issued and outstanding—260 in 2006 and 2005 Liquidation preference of $1,316 as of June 30, 2006	918	918
Series 2 shares issued and outstanding—460 in 2006 and 500 in 2005 Liquidation preference of $1,155 as of June 30, 2006	724	787
Series 3 shares issued and outstanding—469 in 2006 and 565 in 2005 Liquidation preference of $1,026 as of June 30, 2006	667	805
Common stock, $0.01 par value:
Authorized shares—80,000
Issued shares—7,056 in 2006 and 6,919 in 2005	71	69
Outstanding shares—7,046 in 2006 and 6,909 in 2005
Common stock held in treasury, at cost—10 shares	(362)	(362)
Additional paid-in capital	53,469	52,994
Accumulated deficit	(54,673)	(52,053)
Accumulated other comprehensive loss	(179)	(179)
Total stockholders’ equity	635	2,979
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,866	$4,648

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net product revenue	$957	$1,323	$1,375	$2,194
Net customer support and maintenance revenue	247	386	680	700
Total revenue	1,204	1,709	2,055	2,894
Cost of product revenue	429	719	686	1,221
Cost of customer support and maintenance revenue	30	21	160	46
Total cost of revenue	459	740	846	1,267

Gross profit	745	969	1,209	1,627

Operating expenses:
Sales and marketing	848	873	1,665	1,632
Research and development	615	703	1,407	1,405
General and administrative	385	304	733	532
Severance and related costs	—	55	—	55

Operating loss	(1,103)	(966)	(2,596)	(1,997)

Other income (expense), net	(53)	2	(65)	2
Interest income, net	11	29	41	33

Loss before income tax provision	(1,145)	(935)	(2,620)	(1,962)

Income tax provision	—	—	—	—

Net loss	$(1,145)	$(935)	$(2,620)	$(1,962)

Preferred stock dividends accrued	(43)	(56)	(88)	(85)
Beneficial conversion feature on preferred stock	—	—	—	(919)
Net loss attributable to common stockholders	$(1,188)	$(991)	$(2,708)	$(2,966)

Net loss per share attributable to common stockholders, basic and diluted	$(0.17)	$(0.16)	$(0.39)	$(0.49)

Weighted average common shares outstanding, basic and diluted	7,046	6,182	7,014	6,110

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30, 2006	June 30, 2005
Operating Activities:
Net loss	$(2,620)	$(1,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59	94
Provision for doubtful accounts	(13)	(177)
Stock based compensation	363	—
Changes in operating assets and liabilities:
Accounts receivable	(382)	917
Inventories	49	110
Prepaid expenses and other assets	47	159
Accounts payable and accrued expenses	(176)	(248)
Deferred revenue	(244)	116
Net cash used in operating activities	(2,917)	(991)
Investing Activities:
Purchases of short-term investments	—	(2,350)
Maturities of short-term investments	500	75
Purchases of property and equipment	(3)	(134)
Net cash provided by (used in) investing activities	497	(2,409)
Financing Activities:
Proceeds from the exercise of employee stock options	1	—
Dividends paid on preferred stock	(106)	(115)
Proceeds from the issuance of preferred stock and warrants, net	—	2,490
Net cash provided by (used in) financing activities	(105)	2,375

Effect of foreign currency translation adjustment on cash and cash equivalents	—	(6)

Net decrease in cash and cash equivalents	(2,525)	(1,031)
Cash and cash equivalents at beginning of period	2,844	2,315
Cash and cash equivalents at end of period	$319	$1,284

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:

Fair value of warrants issued in connection with sale of preferred stock	$—	$815
Amortization of preferred stock beneficial conversion feature	$—	$(919)
Preferred stock dividends accrued but not paid	$88	$85

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

We market and distribute our products through a direct sales force to end-users and distributors and by numerous domestic and international system integrators, managed service providers and value-added resellers. Our end-user customers include high technology, manufacturing, telecommunications, transportation, health care, insurance, government entities, financial institutions, academic institutions and e-commerce.

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

As of June 30, 2006, we had cash, cash equivalents and short-term investments in the amount of approximately $0.3 million, down from approximately $3.3 million as of December 31, 2005. The decrease in cash and short-term investments funded our operations for the first and the second quarter 2006. On March 29, 2006, we established a $1.0 million line of credit with Silicon Valley Bank. Our existing cash resources, line of credit and projections for increased revenues for the remainder of 2006, may not provide sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months. It is likely that we may need to seek additional debt or equity financing to fund our operations for the next year. The sufficiency of our cash resources depends to a certain extent on general economic, financial, competitive or other factors beyond our control. Moreover, despite actions to reduce our costs and improve our profitability, our operating losses and net operating cash outflows may continue through at least the third quarter of 2006. We may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability without obtaining additional equity financing. We do not currently have any arrangements for additional financing and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. Additionally, we may not have sufficient availability under our credit line when additional funds are needed. Furthermore, because our stockholders’ equity of $0.6 million as of June 30, 2006 is less than the $2.5 million required by Nasdaq, we currently face delisting by Nasdaq and must raise additional equity or generate at least $1.9 million of net income in order to meet continued listing requirements. Although we are currently exploring a range of alternatives to increase the amount of our equity, we may not be successful in time to avoid Nasdaq delisting.

2.               Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The December 31, 2005 balance sheet was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States. However, we believe that the disclosures are adequate to make the information presented not misleading. In our opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The results of operations for the three month period ending June 30, 2006 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005.

3.               Inventories (In thousands)

	June 30, 2006	December 31, 2005
Inventories consist of:

Finished goods	$232	$290
Work in progress	8	8
Demonstration systems	84	75
Net inventory	$324	$373

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

At June 30, 2006, we had three stock-based compensation plans, which are described below. These plans were developed to retain and attract key employees and directors.

In 1995, we adopted our 1995 Stock Option Plan (the “1995 Plan”), which provides for the issuance of up to 400,000 shares of common stock upon exercise of options granted pursuant to the 1995 Plan. On April 26, 2001, our stockholders increased the overall number of shares available for issuance pursuant to the plan to 825,000 shares of common stock. The 1995 Plan provides for the issuance of both non-qualified and incentive stock options to our employees, officers, and employee-directors. The 1995 Plan expired by its terms on March 21, 2005 and no options were available for future issuance after the expiration. At June 30, 2006, 67,365 employee options have been exercised and employee options to purchase a total of 517,380 shares of common stock are outstanding. A total of 2,290,295 options have been granted pursuant to the 1995 Plan, of which, 1,705,550 have been cancelled.

In 1995, we also adopted the 1995 Non-Employee Director Stock Option Plan (the “1995 Non-Employee Director Plan”). The 1995 Non-Employee Director Plan provided for the issuance of non-qualified stock options to non-employee directors. The 1995 Non-Employee Director Plan was amended in April 2002 to increase the number of shares available for issuance to 65,000 from 40,000 shares. The 1995 Non-Employee Director Plan expired by its terms on March 21, 2005 and no options were available for future issuance after the expiration. No options have been exercised under the 1995 Non-Employee Director Plan. Non-employee options to purchase a total of 32,500 shares of common stock are outstanding at June 30, 2006. A total of 62,500 options have been granted to directors pursuant to the 1995 Non-Employee Director Plan, of which, 30,000 have been cancelled.

On March 17, 2005, the Board approved the 2005 Stock Incentive Plan (the “2005 Plan”), which was approved by the stockholders on June 14, 2005. The 2005 Plan serves as a replacement for the 1995 Non-Employee Director Plan and the 1995 Option Plan which expired by their terms on March 21, 2005. The approval of the 2005 Plan had no effect on the 1995 Plans or any options granted pursuant to either plan. All options will continue with their existing terms and will be subject to the 1995 Non-Employee Director Plan or the 1995 Plan, as applicable. Further, the Company will not be able to re-issue any option which is cancelled or terminated under the 1995 Non-Employee Director Plan or the 1995 Option Plan. The 2005 Plan provides for the issuance of up to 750,000 shares of common stock upon exercise of options granted pursuant to the 2005 Plan. The 2005 Plan consists of three (3) separate equity incentive programs: the Discretionary Option Grant Program; the Stock Issuance Program; and the Automatic Option Grant Program for non-employee Board members. Officers and employees, non-employee Board members and independent contractors are eligible to participate in the Discretionary Option Grant and Stock Issuance Programs. Participation in the Automatic Option Grant Program is limited to non-employee members of the Board. Each non-employee Board member will receive an option grant for 10,000 shares of Common Stock upon initial election or appointment to the Board, provided that individual has not previously been employed by the Company in the preceding six (6) months. In addition, on the date of each annual stockholders meeting, each Board member will automatically be granted an option to purchase 5,000 shares of Common Stock, provided he or she has served as a non-employee Board member for at least six (6) months. At June 30, 2006, no 2005 plan options have been exercised and employee and non-employee Board member options to purchase a total of 327,000 shares of common stock are outstanding. A total of 348,000 options have been granted under the 2005 Plan, of which 21,000 have been cancelled and options for 423,000 shares remain available for future grant. No shares have been issued pursuant to the Stock Issuance Program.

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

Effect of Adopting SFAS No. 123(R)

The following is the effect of adopting SFAS No. 123(R) as of January 1, 2006 for the three and six months ended June 30, 2006 (in thousands, except per share data).

	For Three Months Ended June 30, 2006	For Six Months Ended June 30, 2006
Stock-option compensation expense recognized
(for stock options only):
Cost of revenue	$22	$46
Research and development	36	79
Sales and marketing	56	125
General and administrative	51	113
Effect on net loss	$165	$363
Effect on basic and diluted earnings per common share	$(0.02)	$(0.05)

Valuation Assumptions

The fair values of option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	For Three Months Ended June 30, 2006	For Three Months Ended June 30, 2005	For Six Months Ended June 30, 2006	For Six Months Ended June 30, 2005

Weighted average grant date fair value	$0.50	$2.33	$1.03	$2.35
Weighted average assumptions used:
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	5.1%	3.7%	4.6%	3.9%
Expected volatility	101.0%	111.0%	98.6%	113.1%
Expected life (in years)	5.0	4.1	5.0	4.4

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

Stock Incentive Plan Activity

Stock option activity under the Company’s various long-term incentive and director compensation plans during the six months ended June 30, 2006, were as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2005	891	$5.48
Granted	48	1.37
Exercised	(1)	0.76
Forfeited	(44)	2.71
Expired	(17)	11.81

Outstanding at June 30, 2006	877	$5.27

Stock Options Outstanding and Exercisable

Summarized information about outstanding stock options as of June 30, 2006, that are fully vested and those that are expected to vest in the future as well as stock options that are fully vested and currently exercisable, are as follows:

As of June 30, 2006	Outstanding Stock Options (Fully Vested and Expected to Vest)*	Options that are Exercisable

Number of outstanding options	877	690
Weighted average remaining contractual life	7.73	7.41
Weighted average exercise price per share	$5.27	$6.03
Intrinsic value	$0	$0

* Includes effects of expected forfeitures

The options detailed in the table above have a $0 intrinsic value as the fair market value on June 30, 2006 is less than the exercise prices of all of the options vested and expected to vest. As of June 30, 2006, the total unrecognized compensation cost related to non-vested options not yet recognized in the statement of operations totaled approximately $159 thousand and the weighted period over which these awards are expected to be recognized was 1.25 years.

Pro Forma Presentation for Periods Prior to the Adoption of SFAS 123(R)

Under the modified prospective application method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123(R). The following pro forma information was reported, as required by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” for the quarter and six months ended June 30, 2005.

	Quarter Ended June 30, 2005	Six Months June 30, 2005
Net loss attributable to common stockholders	$(991)	$(2,966)
Deduct: Total stock-based compensation determined under fair value-based method for all awards	(175)	(306)
Pro forma net loss attributable to common stockholders	$(1,166)	$(3,272)
Net loss per share attributable to common stockholders:
(basic and diluted)
as reported	$(0.16)	$(0.49)
pro forma	$(0.19)	$(0.54)
Weighted-average shares used in computation:
Basic and diluted	6,182	6,110

5.               Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and common stock equivalents outstanding for the period. Our common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding options and warrants. The aggregate number of common stock equivalents excluded from the loss per share calculation for the three and six month periods ended June 30, 2006 and 2005 are 3,742,472 and 3,471,285, respectively. Our common stock equivalents are not included in the diluted loss per share for the six month periods ended June 30, 2006 and 2005, as they are antidilutive.

6.               Commitments and Contingencies

We are subject to legal proceedings and claims that arise in the ordinary course of business. We do not believe that the outcome of those matters will have a material adverse affect on our consolidated financial position, operating results or cash flows. However, there can be no assurance such legal proceedings will not have a material impact.

7.               Preferred Stock and Common Stock

During the six months ended June 30, 2006, 40,000 shares of our Series 2 5% preferred stock were converted into 40,000 shares of common stock and 95,872 shares of Series 3 5% preferred stock were converted into 95,872 shares of common stock. At June 30, 2006, there are 259,696 shares of 5% preferred stock outstanding, 460,000 shares of Series 2 5% preferred stock outstanding and 468,735 shares of Series 3 5% preferred stock outstanding. In addition, an employee exercised stock options to purchase 834 shares of common stock during the six months ended June 30, 2006.

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

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net product revenue	79.5%	77.4%	66.9%	75.8%
Net customer support and maintenance revenue	20.5	22.6	33.1	24.2
Total revenue	100.0	100.0	100.0	100.0
Cost of product revenue	35.6	42.1	33.4	42.2
Cost of customer support and maintenance revenue	2.5	1.2	7.8	1.6
Total cost of revenue	38.1	43.3	41.2	43.8
Gross profit	61.9	56.7	58.8	56.2
Operating expenses:
Sales and marketing	70.4	51.1	81.0	56.4
Research and development	51.1	41.1	68.5	48.5
General and administrative	32.0	17.8	35.7	18.4
Severance and related costs	—	3.2	—	1.9
Operating loss	(91.6)	(56.5)	(126.4)	(69.0)
Other income (expense), net	(4.4)	0.1	(3.2)	0.0
Interest income, net	0.9	1.7	2.0	1.2
Loss before income tax provision	(95.10)	(54.7)	(127.6)	(67.8)
Income tax provision	—	—	—	—
Net loss	(95.1)%	(54.7)%	(127.6)%	(67.8)%
Preferred stock dividends accrued	(3.6)	(3.3)	(4.3)	(2.9)
Beneficial conversion feature on preferred stock	—	—	—)	(31.8)
Net loss attributable to common stockholders	(98.7)%	(58.0)%	(131.9)%	(102.5)%

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Domestic revenues	86.6%	89.7%	86.3%	88.2%
Export revenues to:
Europe	12.6	7.4	10.6	7.6
Canada	0.3	1.0	1.6	0.6
Asia	0.4	1.8	1.3	3.5
Latin America	0.1	0.1	0.2	0.1
Net revenues	100.0%	100.0%	100.0%	100.0%

Net Revenues. Net revenues for the quarter and six months ended June 30, 2006 were $1.2 million and $2.1 million, respectively, compared to $1.7 million and $2.9 million for the same periods in 2005, primarily because projected sales did not meet our expectations as we continued our strategic move to concentrate on our intrusion prevention/detection, entity identification and regulated information compliance and data privacy products. Product revenues decreased $0.4 million and $0.8 million, respectively, for the quarter and six months ended June 30, 2006 compared to the same periods in 2005. Customer support and maintenance revenue decreased $0.1 million for the quarter and remained consistent for the six months ended June 30, 2006 compared to the same periods in 2005.

Concentration of Revenues. Revenues from sales to various U.S. government entities totaled $0.9 million, or 72.4% of revenues, for the quarter ended June 30, 2006 compared to $1.3 million, or 76.7% of revenues, for the same period in 2005. Revenues from sales to various U.S. government entities totaled $1.4 million, or 70.0% of revenues, for the six months ended June 30, 2006 compared to $2.1 million, or 71.0% of revenues, for the same period in 2005. Although, we expect our concentration of revenues to vary among customers in future quarters depending upon the timing of certain sales, we anticipate that sales to government customers will continue to account for a significant portion of our revenues in future quarters. Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including potential disruption to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience. Although we do not believe that the cancellation of any particular order would have a material adverse effect on our financial results or that any of our revenues with government customers are subject to renegotiation, a large number of cancelled or renegotiated government orders could possibly have a material adverse effect on our financial results. Currently, we are not aware of any proposed cancellation or renegotiation of any of our existing arrangements with government entities and, historically, government entities have not cancelled or renegotiated orders which had a material adverse effect on our business.

Gross Profit. Gross profit was $0.7 million or 61.9% of net revenues for the quarter ended June 30, 2006, compared to $1.0 million or 56.7% of net revenues for the quarter ended June 30, 2005. Gross profit was $1.2 million or 58.8% of net revenues for the six months ended June 30, 2006, compared to $1.6 million or 56.2% of net revenues for the six months ended June 30, 2005. Gross profit margins as a percentage of net revenues increased from the same period in the prior year due to a favorable shift in product mix. Gross profit on product revenues for the quarter and six months ended June 30, increased from 45.6% and 44.3%, respectively, in 2005 to 55.2% and 50.1%, respectively, in 2006 due to the transition to our more profitable software-based products. Gross profit on customer support and maintenance revenues for the quarter and six months ended June 30, decreased from 94.7% and 93.4%, respectively, in 2005 to 87.9% and 76.4%, respectively, in 2006, as more costs associated with maintenance contracts were incurred during the quarter.

Gross profit as a percentage of net revenues is impacted by several factors, including shifts in product mix, changes in channels of distribution, revenue volume, fluctuations in third-party assembly costs, pricing strategies, and fluctuations in revenues of integrated third-party products.

Sales and Marketing. Sales and marketing expenses decreased to $0.8 million for the quarter ended June 30, 2006, compared to $0.9 million for the quarter ended June 30, 2005. Sales and marketing expenses remained relatively constant at $1.7 million for the six months ended June 30, 2006, compared to $1.6 million for the six months ended June 30, 2005. Sales and marketing expenses may vary as a percentage of net sales in the future. However, we believe that these costs will trend downward through the end of the year due to reductions in personnel and discretionary sales and marketing expenditures.

Research and Development. Research and development expenses decreased to $0.6 million for the quarter ended June 30, 2006 compared to $0.7 million for the quarter ended June 30, 2005. Research and development expenses remained relatively constant at $1.4 million for the six months ended June 30, 2006, compared to $1.4 million for the six months ended June 30, 2005. Research and development costs are expensed in the period incurred. Research and development expenses may vary as a percentage of net sales in the future; however, we believe that these costs will trend downward through the end of the year as some engineering expenses will move to cost of sales on development contracts.

General and Administrative. General and administrative expenses increased to $0.4 million for the quarter ended June 30, 2006 compared to $0.3 million for the quarter ended June 30, 2005. General and administrative expenses increased to $0.7 million for the six months ended June 30, 2006, compared to $0.5 million for the six months ended June 30, 2005. This increase was primarily due to stock-based compensation expense totaling $363 thousand recognized in 2006 under SFAS123(R). It is expected that general and administrative expenses will trend slightly downward through the end of the year because of personnel reductions and other cost cutting efforts. General and administrative expense may vary as a percentage of net sales in the future.

Interest. Net interest income decreased to $11 thousand for the quarter ended June 30, 2006 compared to $29 thousand for the same period in 2005. Net interest income increased to $41 thousand for the six months ended June 30, 2006 compared to $33 thousand for the same period in 2005. Net interest income may vary in the future based on our cash flow and rate of return on investments.

Liquidity and Capital Resources

Our principal source of liquidity at June 30, 2006 is approximately $0.3 million of cash and cash equivalents. At June 30, 2006 working capital was $0.4 million compared to $2.9 million at June 30, 2005.

Cash used in operations for the six months ended June 30, 2006 was $2.9 million, primarily due to a net loss of $2.6 million, a decrease in accounts payable and accrued expenses of $0.2 million, a reduction in deferred revenue of $0.2 million, an increase in accounts receivable of $0.4 million and a reduction in the provision for doubtful accounts of $13 thousand. This cash decrease was partially offset by stock-based compensation of $0.4 million, depreciation expense of $59 thousand, a decrease in inventories of $49 thousand and a decrease in prepaid expenses and other assets of $47 thousand. Cash used in operations for the six months ended June 30, 2005 was $1.0 million, primarily due to an operating loss of $2.0 million, a decrease in accounts payable and accrued expenses of $0.2 million and a decrease in the provision for doubtful accounts of $0.2 million. This cash usage was partially offset by depreciation and amortization of $0.1 million, a decrease in accounts receivable of $0.9 million, an increase in deferred revenue of $0.1 million and a decrease in prepaid expenses and other assets of $0.2 million. Future fluctuations in inventory balances, accounts receivable and accounts payable will be dependent upon several factors, including, but not limited to, quarterly sales, our strategy in building inventory in advance of receiving orders from customers, and the accuracy of our forecasts of product demand and component requirements.

Cash provided by investing activities in the six months ended June 30, 2006 was $3 thousand of net purchases of property and equipment offset by maturities of short-term investments of $0.5 million, compared to cash used in investing activities of $2.4 million for the six months ended June 30, 2005, which consisted primarily of the net purchases of short-term investments of $2.4 million and net purchases of property and equipment of $0.1 million partially offset by maturities of short-term investments of $0.1 million.

Cash used in financing activities in the six months ended June 30, 2006 was $0.1 million, primarily consisting of the payment of dividends on preferred stock, compared to cash provided by financing activities in the six months ended June 30, 2005 was $2.4 million, consisting of net financing proceeds from a private placement of $2.5 million, partially offset by payment of dividends on preferred stock of $115 thousand.

At June 30, 2006, the Company did not have any material commitments for capital expenditures.

During the three months ended June 30, 2006, the Company funded its operations through the use of cash and cash equivalents.

As of June 30, 2006, we had cash, cash equivalents and short-term investments in the amount of approximately $0.3 million, down from approximately $3.3 million as of December 31, 2005. We funded our operations and met our cash requirements during the three months ended June 30, 2006 through the use of cash and cash equivalents. On March 29, 2006, we established a $1.0 million line of credit with Silicon Valley Bank. Our existing cash resources, line of credit and projections for increased revenues for the remainder of 2006, may not provide sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months. It is likely that we may need to seek additional debt or equity financing to fund our operations for the next year. The sufficiency of our cash resources depend to a certain extent on general economic, financial, competitive or other factors beyond our control. Moreover, despite actions to reduce our costs and improve our profitability, our operating losses and net operating cash outflows may continue through at least the third quarter of 2006. We may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability without obtaining additional equity financing. We do not currently have any arrangements for additional financing and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. Additionally, we may not have sufficient availability under our credit line when additional funds are needed. Furthermore, because our stockholders’ equity of $0.6 million as of June 30, 2006 is less than the $2.5 million required by Nasdaq, we currently face delisting from The Nasdaq Capital Market and must raise additional equity or generate at least $1.9 million of net income in order to meet continued listing requirements. If our business does not generate sufficient cash flow from operations and sufficient future financings are not available, we may not be able to operate or grow our business, pay our expenses when due, fund our other liquidity needs or maintain our listing on The Nasdaq Capital Market. Moreover, any financing raised by us may restrict our business activities for future capital raising efforts or cause dilution to our current stockholders.

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

Off-Balance Sheet Arrangements.

As of June 30, 2006, we did not have any significant off-balance sheet arrangements, as defined by Item 303(c)(2) of Regulation S-B.

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

Our cash, cash equivalents, and investments decreased from $3.3 million at December 31, 2005 to $0.3 million at June 30, 2006 due to results of operations. If our net cash outflows continue, we may not have sufficient cash to operate our business and may not be able to maintain our Nasdaq listing.

As of June 30, 2006, we had cash, cash equivalents and investments in the amount of approximately $0.3 million, down from approximately $3.3 million as of December 31, 2005. Our existing cash resources, line of credit and projections for increased revenues for the remainder of 2006, may not provide sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months. It is likely that we may need to seek additional debt or equity financing to fund our operations for the next year. The sufficiency of our cash resources depend to a certain extent on general economic, financial, competitive or other factors beyond our control. Moreover, despite actions to reduce our costs and improve our profitability, our operating losses and net operating cash outflows may continue through at least the third quarter of 2006. As a result, we may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability without obtaining additional equity financing. We do not currently have any arrangements for additional financing and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. If our business does not generate sufficient cash flow from operations and sufficient financing resources are not available, we may not be able to operate or grow our business, pay our expenses when due or fund our other liquidity needs. We may not have sufficient availability under our credit line when we need additional funds. Furthermore, we may not be able to secure additional debt or equity financing on terms that are acceptable to us, or at all, on a timely basis. Therefore, if our business does not generate sufficient cash flow from operations and sufficient financing resources are not available, we may not be able to operate or grow our business, pay our expenses when due or fund our other liquidity needs.

Our stock is subject to delisting from the Nasdaq Capital Market which could adversely effect the price and liquidity of our shares.

The Nasdaq Capital Market maintains certain minimum requirements to maintain the Nasdaq listing of our common stock. In particular, Nasdaq Marketplace Rule 4320(c)(2)(B) requires us to have at least one of (1) $2,500,000 in stockholders’ equity, (2) $35,000,000 market value of listed securities or (3) $500,000  of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. As of June 30, 2006, our stockholders’ equity was approximately $635,000, and as of August 1, 2006, the market value of our common stock was approximately $2,889,000 based on 7,046,213 shares outstanding and a closing price of $0.41 per share. In addition, we have reported net losses from continuing operations in each of the last three most recently completed fiscal years. On June 14, 2006, Nasdaq notified us we failed to meet the minimum stockholders’ equity requirements. Although we presented a plan for compliance to Nasdaq, on June 1, 2006, Nasdaq informed us that they plan to delist our stock based on the minimum equity deficiency. On August 3, 2006, we appealed Nasdaq’s determination and we presented our appeal to the Nasdaq Listing Qualifications Panel. We are currently awaiting a decision from Nasdaq, but we cannot assure you that they will grant our appeal or, if they do, that we will be able to comply with any conditions to our continued listing.

In addition, Nasdaq Marketplace Rule 4310(c)(4) require the minimum bid price of our common stock to be at least $1.00 per share. On June 26, 2006, Nasdaq notified us that our common stock had not maintained the required minimum bid per share for more than 30 consecutive trading days. In accordance with Marketplace Rule 4310(c)(8)(D), we have 180 calendar days, or until December 26, 2006, to regain compliance with this requirement.

Although we are currently exploring a range of alternatives to increase the amount of our cash, we may not be able to complete an alternative transaction on acceptable terms, if at all, and may not be able to regain compliance with the minimum stockholders equity requirements. Further, the price of our stock is subject to a number of factors outside of our control and we may not be able to regain compliance with the minimum bid price requirements. Therefore, Nasdaq may seek to delist our shares of common stock from The Nasdaq Capital Market. In that event, our common stock likely would trade in a less efficient market such as the OTC Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc. Furthermore, our common stock may become subject to the “penny stock” rules adopted by the SEC which impose additional sales price requirements on broker dealers who sell our shares. Consequently, the delisting of our common stock may adversely impact our stock price, the liquidity of our common stock and our general business reputation.

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

Our revenues have decreased to $2.1 million for the first six months of 2006 from $2.9 million for the same period in 2005 and have generally decreased since 2003 in connection with a shift to sales of our newer product lines. If our network intrusion detection, regulated information compliance, spyware prevention and entity identification products do not achieve market acceptance, our revenues will suffer.

We have continued to transition our sales strategy from our lower margin SecureCom and PDS security appliance products to the development and sales of our higher margin network intrusion detection/prevention, regulated information compliance, entity identification and spyware products. During this transition, sales of our new products were not enough to counteract the loss in sales associated with our older products. As a result, our net revenues remained relatively constant at approximately $6.0 million in 2004 and 2005 but have declined in the first half of 2006 compared to the same period in 2005 due to a longer than expected sales cycle.

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

We incurred a net loss of $2.6 million for the six months ended June 30, 2006 and have an accumulated deficit of $54.7 million as of June 30, 2006. As a result, we must generate substantially greater revenues from sales in order to achieve profitability.

We have incurred significant operating losses and are uncertain about our future operating results. For the six months ended June 30, 2006, we incurred a net loss of $2.6 million and had an accumulated deficit of approximately $54.7 million as of June 30, 2006. We need to generate and sustain substantially greater revenues from the sales of our products if we are to achieve profitability. If we are unable to achieve these greater revenues, our losses will continue indefinitely, and we may never achieve or sustain profitability or generate positive cash flow.

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

Our principal competitors in the network intrusion prevention and detection market include Internet Security Systems, Inc., Cisco Systems, Inc., Symantec, Inc., Network Associates, Inc., Tipping Point Technologies, a division of 3Com Corporation, and NFR Security, Inc. Our competitors in the regulated information compliance market include Vontu, Port Authority, Vericept, Reconnex, Tablus and a small number of start-up companies that entered the space within the last two years. Regarding the spyware prevention market, we currently directly and indirectly compete with a number of host-based spyware detection systems, such as Ad-Aware, Spybot S&D and Spy Sweeper and some inline proxy solutions such as Blue Coat Systems, Inc. Our current and potential competitors may have one or more of the following significant advantages over us:

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

Military actions may disrupt our business by reducing spending for our products, increasing our costs and affecting our international operations.

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

Sales to government entities accounted for 70.0% of our revenues for the six months ended June 30, 2006 and 70.7% of our revenues for the year ended December 31, 2005. Sales to government customers involve unique risks, which could adversely impact our revenues.

We derived 70.0% of our revenues from sales to various U.S. government entities for the six months ended June 30, 2006, and 70.7% of our revenues from these sales for the year ended December 31, 2005. We expect to continue to derive a substantial portion of our revenues from U.S. government customers in the future. Sales to the government present risks in addition to those involved in sales to commercial customers, including potential disruption due to appropriation and spending patterns and the government’s right to cancel contracts and purchase orders for its convenience. General political and economic conditions, which we cannot accurately predict, may affect the quantity and allocation of expenditures by federal departments. In addition, obtaining government contracts may involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements. Each government entity also maintains its own rules and regulations with which we must comply and which can vary significantly among departments. As a result, cutbacks or re-allocations in the federal budget or losses of government sales due to other factors could have a material adverse effect on our revenues and operating results.

We derived 13.7% of our revenues from international sales in the six months ended June 30, 2006, and 10.7% of our revenues from these sales for the year ended December 31, 2005. Our ability to sell our products internationally is subject to certain risks which could harm our business.

Sales to foreign customers accounted for approximately 10.7% of our revenues for the year ended December 31, 2005, and 13.7% of our revenues for the six months ended June 30, 2006. We expect sales to foreign customers to continue to represent a significant portion of our revenues in the future. Our international operations are subject to many inherent risks that may adversely affect our business, financial condition and operating results, including:

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

Sales through indirect channels accounted for 10.0% of our revenues for the six months ended June 30, 2006 and 36.2% of our revenue for the year ended December 31, 2005. Our revenues will suffer if we do not expand our sales through, or receive the anticipated benefits from our sales through, indirect sales channels.

We derived 10.0% of our revenues for the six months ended June 30, 2006, and 36.2% of our revenue for the year ended December 31, 2005, from sales through indirect sales channels, such as distributors, value added resellers, system integrators, original equipment manufacturers and managed service providers. We believe we must expand our sales through these indirect channels in order to increase our revenues. Although we are actively pursuing a strategy to increase the percentage of our revenues generated through these indirect sales channels, we cannot assure you that our products will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues as expected. Further, many of our competitors are also trying to sell their products through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our products.

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

The market price of our common stock has been highly volatile in the past and may continue to be volatile in the future. For example, for the six-month period ending June 30, 2006, the market price of our common stock on The Nasdaq Capital Market fluctuated between $0.40 and $2.87 per share. The market price of our common stock may fluctuate significantly in response to a number of factors, many of which are outside our control, including:

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

On March 25, 2004, we completed a $5,000,000 private placement in connection with which we issued 1,000,000 shares of our 5% Convertible Preferred Stock and warrants to acquire 556,619 shares of our common stock. The conversion price for the preferred stock and the exercise price of the warrants is $3.144 per share. We also issued our placement agent a warrant for 64,408 shares of our common stock at an exercise price of $3.144 per share. As of August 1, 2006, there were 259,696 shares of 5% preferred stock, representing approximately 413,003 shares of common stock upon conversion, and warrants to purchase 621,027 shares of common stock outstanding.

In addition, on March 28, 2005, we completed a $2,663,000 private placement in connection with which we issued 1,065,200 shares of our Series 2 5% Convertible Preferred Stock and warrants to acquire 532,600 shares of our common stock. We also issued two affiliates of our placement agent warrants to purchase an aggregate of 60,390 shares of common stock. The conversion price for the preferred stock is $2.50 per share and the exercise price of the warrants is $2.77 per share. As of August 1, 2006, there were 460,000 shares of Series 2 5% preferred stock, representing 460,000 shares of common stock upon conversion, and warrants to purchase 592,990 shares of common stock outstanding.

Finally, on December 2, 2005, we completed a $1,230,843 private placement in connection with which we issued 564,607 shares of our Series 3 5% preferred stock and warrants to acquire 282,306 shares of our common stock. We also issued two affiliates of our placement agent warrants to purchase an aggregate of 27,531 shares of common stock. The conversion price of the preferred stock is $2.18 per share and the exercise price of the warrants is $2.58 per share. As of August 1, 2006, there were 468,735 shares of Series 3 5% preferred stock, representing 468,735 shares of common stock upon conversion, and warrants to purchase 309,837 shares of common stock outstanding.

On August 1, 2006, we had 7,046,213 shares of common stock outstanding. We expect the private placements discussed above to result in a further dilution to holders of our common stock upon conversion of the preferred stock and exercise of the warrants of 2,865,592 shares of common stock, or an approximately 40.7% increase in the number of shares of our common stock outstanding.

Further, the occurrence of certain events entitle holders of our Series 3 5% preferred stock to require us to redeem their shares for a number of shares of our common stock equal to the redemption price divided by 75% of the ten-day average of the volume weighted average price of our common stock ending on the day immediately preceding the holder’s election to redeem, subject to a floor of $0.87 per share. Holders of our Series 2 5% preferred stock have similar redemption rights without a floor. The redemption price for the shares of Series 3 5% preferred stock equals the sum of (1) the greater of $2.834 and the volume weighted average price of our common stock on the trading day immediately preceding the redemption event multiplied by $2.18 divided by the conversion price of the Series 3 5% preferred stock then in effect plus (2) any accrued but unpaid dividends on the Series 3 5% preferred stock plus (3) any unpaid liquidated damages or other amounts payable to the holders of the Series 3 5% preferred stock. The redemption price for the shares of Series 2 5% preferred stock equals the sum of (1) the greater of $3.25 and the volume weighted average price of our common stock on the trading day immediately preceding the redemption event multiplied by $2.50 divided by the conversion price of the Series 2 5% preferred stock then in effect plus (2) any accrued but unpaid dividends on the Series 2 5% preferred stock plus (3) any unpaid liquidated damages or other amounts payable to the holders of the Series 2 5% preferred stock. As a result, assuming we have paid all liquidated damages and other amounts to the holders, accrued but unpaid dividends on July 28, 2006 of $17,256, a volume weighted average price of $0.41, which was the ten-day volume weighted average closing price of our common stock on July 28, 2006, and our 7,046,213 shares of common stock outstanding on July 28, 2006, we would issue approximately 9,137,599 shares of our common stock if a specified redemption event occurs and all holders of Series 3 5% preferred stock and Series 2 5% preferred stock elected to redeem their shares for common stock. This would represent an increase of approximately 129.7% in the number of shares of our common stock as of July 28, 2006.

The conversion of preferred stock or exercise of warrants we issued in our recent private placement may cause the price of our common stock to decline.

The holders of the shares of our 5% preferred stock and warrants we issued on March 25, 2004, may freely convert their shares of preferred stock and exercise their warrants and sell the underlying shares of common stock pursuant to an effective registration statement we filed on August 6, 2004. As of August 1, 2006, 740,304 shares of preferred stock had converted into 1,177,327 shares of common stock.

The holders of the shares of Series 2 5% preferred stock and warrants we issued on March 28, 2005, may freely convert their shares of preferred stock and exercise their warrants and sell the underlying shares of common stock pursuant to an effective registration statement we filed on May 5, 2005. As of August 1, 2006, 605,200 shares of Series 2 5% preferred stock had converted into 605,200 shares of common stock.

The holders of the shares of Series 3 5% preferred stock and warrants we issued on December 2, 2005, may freely convert their shares of preferred stock and exercise their warrants and sell the underlying shares of common stock pursuant to an effective registration statement we filed on January 5, 2006. As of August 1, 2006, 95,872 shares of Series 3 5% preferred stock had converted into 95,872 shares of common stock.

For the four weeks ended on July 28, 2006, the average daily trading volume of our common stock on The Nasdaq Capital Market was 31,021 shares. Consequently, if holders of preferred stock or warrants elect to convert their remaining shares or exercise their warrants and sell a material amount of their underlying shares of common stock on the open market, the increase in selling activity could cause a decline in the market price of our common stock. Furthermore, these sales, or the potential for these sales, could encourage short sales, causing additional downward pressure on the market price of our common stock.

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

During 2005, we paid $123 thousand in dividends related to our 5% convertible preferred stock and $63 thousand in dividends related to our Series 2 5% preferred stock. At June 30, 2006, we had $16,187 dividends accrued related to our 5% preferred stock, $4,726 related to our Series 2 5% preferred stock and $4,199 related to our Series 3 5% preferred stock.

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

As of August 1, 2006, our executive officers, directors and preferred stockholders beneficially own approximately 23.5% of our voting power. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us or providing us with additional financing if required. These stockholders may use their influence to approve or take actions that may be adverse to your interests.

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

We have carried out an evaluation, under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2006, and our Chief Executive Officer and Chief Financial Officer have concluded that there was no change during the quarterly period ended June 30, 2006 that has materially affected or is reasonably expected to materially affect our internal control over financial reporting.

PART II–OTHER INFORMATION

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on June 13, 2006, at the Radisson Hotel, Dallas North in Richardson, Texas. The following is a brief description of each matter voted upon by stockholders, including a number of votes cast for, against, or withheld with regard to each matter of nominee.

(1)                                  Election of five (5) directors to serve until the next Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.

	FOR	WITHHELD
G. Ward Paxton	7,029,934	152,691
T. Joe Head	7,061,681	120,944
James F. Gero	7,062,719	119,906
J. Fred Bucy, Jr.	7,061,731	120,894
Donald M. Johnston	7,059,006	123,619

(2)                                  Ratification and approval for issuance of shares of the Company’s common stock sufficient to fully provide for the conversion or redemption of the Company’s Series 3 5% Convertible Preferred Common Stock and the exercise of warrants to purchase the Company’s common stock the Company sold in a private placement on December 2, 2005.

FOR	AGAINST	ABSTAIN
3,752,085	182,172	291,924

(3)                                  Ratification and approval for the issuance of shares of Company’s common stock upon the conversion or redemption of shares of the Company’s Series 3 5% Convertible Preferred Stock and warrants purchased by G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer and James F. Gero, one of the Company’s directors in the private placement offering on December 2, 2005.

FOR	AGAINST	ABSTAIN
3,185,140	185,702	300,299

(4)                                  Ratification and approval of selection by the Board of Directors of KBA Group LLP as independent auditors of the Registrant for the fiscal year ending December 31, 2006.

FOR	AGAINST	ABSTAIN
7,105,597	64,002	13,025

Item 6.                                EXHIBITS

The following Exhibits are filed with this report form 10-QSB:

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRUSION INC.

Date: August 11, 2006	/s/ G. Ward Paxton
G. Ward Paxton
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2006	/s/ Michael L. Paxton
Michael L. Paxton
Vice President, Chief Financial Officer, Treasurer & Secretary
(Principal Financial & Accounting Officer)