Form 10QSB
period 2006-09-30
INTRUSION INC
filed 2006-11-13
CIK 736012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number  0-20191

INTRUSION INC.
(Exact name of small business issuer as specified in its charter)

Delaware	75-1911917
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1101 East Arapaho Road, Suite 200, Richardson, Texas 75081
(Address of principal executive offices)
(Zip Code)

(972) 234-6400
(Issuer’s telephone number, including area code)

Not Applicable
Former name, if changed since last report)

* * * * * * * * * *

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes ☒   No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act:   Yes ☐   No ☒

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on November 3, 2006 was 7,046,213.

Transitional Small Business Disclosure Format (check one):   Yes ☐   No ☒

INTRUSION INC.

INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005

Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Item 6. Exhibits

Signature Page

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	September 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$300	$2,844
Short-term investments	—	500
Accounts receivable, less allowance for doubtful accounts of $89 in 2006 and $102 in 2005	921	443
Inventories, net	239	373
Prepaid expenses	63	191
Total current assets	1,523	4,351
Property and equipment, net	179	256
Other assets	41	41
TOTAL ASSETS	$1,743	$4,648

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$932	$1,142
Deferred revenue	361	527
Total current liabilities	1,293	1,669

Stockholders’ Equity:
Preferred stock, $0.01 par value: Authorized Shares — 5,000
Series 1 shares issued and outstanding — 260 in 2006 and 2005 Liquidation preference of $1,331 as of September 30, 2006	918	918
Series 2 shares issued and outstanding — 460 in 2006 and 500 in 2005 Liquidation preference of $1,155 as of September 30, 2006	724	787
Series 3 shares issued and outstanding — 469 in 2006 and 565 in 2005 Liquidation preference of $1,026 as of September 30, 2006	667	805
Common stock, $0.01 par value:
Authorized shares — 80,000
Issued shares — 7,056 in 2006 and 6,919 in 2005
Outstanding shares — 7,046 in 2006 and 6,909 in 2005	71	69
Common stock held in treasury, at cost — 10 shares	(362)	(362)
Additional paid-in capital	53,464	52,994
Accumulated deficit	(54,853)	(52,053)
Accumulated other comprehensive loss	(179)	(179)
Total stockholders’ equity	450	2,979
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,743	$4,648

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net product revenue	$1,465	$1,589	$2,840	$3,783
Net customer support and maintenance revenue	271	389	951	1,089
Total revenue	1,736	1,978	3,791	4,872
Cost of product revenue	755	789	1,441	2,010
Cost of customer support and maintenance revenue	23	8	183	54
Total cost of revenue	778	797	1,624	2,064

Gross profit	958	1,181	2,167	2,808

Operating expenses:
Sales and marketing	562	797	2,227	2,429
Research and development	272	552	1,679	1,957
General and administrative	306	336	1,039	868
Severance and related costs	—	—	—	55

Operating loss	(182)	(504)	(2,778)	(2,501)

Other income (expense), net	—	—	(65)	2
Interest income, net	2	23	43	56

Loss before income tax provision	(180)	(481)	(2,800)	(2,443)

Income tax provision	—	—	—	—

Net loss	$(180)	$(481)	$(2,800)	$(2,443)

Preferred stock dividends accrued	(44)	(44)	(132)	(129)
Beneficial conversion feature on preferred stock	—	—	—	(919)
Net loss attributable to common stockholders	$(224)	$(525)	$(2,932)	$(3,491)

Net loss per share attributable to common stockholders, basic and diluted	$(0.03)	$(0.08)	$(0.42)	$(0.56)

Weighted average common shares outstanding, basic and diluted	7,046	6,586	7,025	6,270

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30, 2006	September 30, 2005
Operating Activities:
Net loss	$(2,800)	$(2,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80	141
Provision for doubtful accounts	(13)	(285)
Stock based compensation	402	—
Changes in operating assets and liabilities:
Accounts receivable	(465)	603
Inventories	134	431
Prepaid expenses and other assets	128	227
Accounts payable and accrued expenses	(209)	(291)
Deferred revenue	(166)	(86)
Net cash used in operating activities	(2,909)	(1,703)
Investing Activities:
Purchases of short-term investments	—	(2,350)
Maturities of short-term investments	500	1,925
Purchases of property and equipment	(3)	(136)
Net cash provided by (used in) investing activities	497	(561)
Financing Activities:
Proceeds from the exercise of employee stock options	1	—
Dividends paid on preferred stock	(133)	(137)
Proceeds from the issuance of preferred stock and warrants, net	—	2,490
Net cash provided by (used in) financing activities	(132)	2,353

Effect of foreign currency translation adjustment on cash and cash equivalents	—	(6)

Net decrease in cash and cash equivalents	(2,544)	83
Cash and cash equivalents at beginning of period	2,844	2,315
Cash and cash equivalents at end of period	$300	$2,398

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:

Fair value of warrants issued in connection with sale of preferred stock	$—	$815
Amortization of preferred stock beneficial conversion feature	$—	$919

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Description of Business

We develop, market, and support a family of regulated information compliance and data privacy protection products, entity identification systems along with network intrusion prevention and detection systems that address vital security issues facing organizations with mission critical business applications or housing classified, confidential, or customer information assets.  Our products include Compliance Commander™ for regulated information and data privacy protection, TraceCop™ for entity identification and location, SpySnare™ for real-time inline blocking of spyware and unwanted peer-to-peer applications, and SecureNet™ for network intrusion prevention and detection.

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

Our principal executive offices are located at 1101 East Arapaho Road, Suite 200, Richardson, Texas 75081, and our telephone number is (972) 234-6400.  Our website URL is www.intrusion.com.  Information contained in or linked to our website are not a part of this report.  References to “we,” “us” and “our” in this report refer to Intrusion Inc. and its subsidiaries.

As of September 30, 2006, we had cash, cash equivalents and short-term investments in the amount of approximately $0.3 million, down from approximately $3.3 million as of December 31, 2005.  The decrease in cash and short-term investments funded our operations for the first nine months of 2006.  On March 29, 2006, we established a $1.0 million line of credit with Silicon Valley Bank.  Our existing cash resources, line of credit and revenues for the remainder of 2006 and 2007, may not provide sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  Therefore, it is possible that we will need to seek additional debt or equity financing to fund our operations for the next year.  Despite actions to reduce our costs and improve our profitability, our operating losses and net operating cash outflows may continue through the fourth quarter of 2006 and into 2007.  We may not be able to achieve the revenue and gross margin objectives necessary without obtaining additional equity financing.  We do not currently have any arrangements for additional financing and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding.  Additionally, we may not have sufficient availability under our credit line when additional funds are needed.  We had approximately $487,000 available to borrow on our credit line as of September 30, 2006.

2.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The December 31, 2005 balance sheet was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States.  However, we believe that the disclosures are adequate to make the information presented not misleading.  In our opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  The results of operations for the three and nine month period ending September 30, 2006 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period.  The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005.

3.     Inventories (In thousands)

	September 30, 2006	December 31, 2005

Inventories consist of:

Finished goods	$192	$290
Work in progress	8	8
Demonstration systems	39	75
Net inventory	$239	$373

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

We adopted SFAS 123(R) on January 1, 2006 using the modified prospective application method described in the statement. Results for prior periods have not been restated.  Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest.  Stock-based compensation expense recognized in the condensed consolidated statement of operations during 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 148 and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123(R).  As stock-based compensation expense recognized in the statement of operations after December 31, 2005 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  In the pro forma information required under SFAS 148 for the periods prior to 2006, we accounted for forfeitures as they occurred.

By adopting SFAS 123(R) we will record substantial non-cash stock compensation expenses. The adoption of SFAS 123(R) is not expected to have a significant effect on our financial condition or cash flows but is expected to have a significant, adverse effect on our results of operations.

At September 30, 2006, we had three stock-based compensation plans, which are described below. These plans were developed to retain and attract key employees and directors.

In 1995, we adopted our 1995 Stock Option Plan (the “1995 Plan”), which provides for the issuance of up to 400,000 shares of common stock upon exercise of options granted pursuant to the 1995 Plan. On April 26, 2001, our stockholders increased the overall number of shares available for issuance pursuant to the plan to 825,000 shares of common stock. The 1995 Plan provides for the issuance of both non-qualified and incentive stock options to our employees, officers, and employee-directors. The 1995 Plan expired by its terms on March 21, 2005 and no options were available for future issuance after the expiration.  At September 30, 2006, 67,365 employee options have been exercised and employee options to purchase a total of 497,677 shares of common stock are outstanding.  A total of 2,290,295 options have been granted pursuant to the 1995 Plan, of which, 1,725,253 have been cancelled.

In 1995, we also adopted the 1995 Non-Employee Director Stock Option Plan (the “1995 Non-Employee Director Plan”).  The 1995 Non-Employee Director Plan provided for the issuance of non-qualified stock options to non-employee directors. The 1995 Non-Employee Director Plan was amended in April 2002 to increase the number of shares available for issuance to 65,000 from 40,000 shares. The 1995 Non-Employee Director Plan expired by its terms on March 21, 2005 and no options were available for future issuance after the expiration.  No options have been exercised under the 1995 Non-Employee Director Plan.  Non-employee options to purchase a total of 32,500 shares of common stock are outstanding at September 30, 2006. A total of 62,500 options have been granted to directors pursuant to the 1995 Non-Employee Director Plan, of which, 30,000 have been cancelled.

On March 17, 2005, the Board approved the 2005 Stock Incentive Plan (the “2005 Plan”), which was approved by the stockholders on June 14, 2005.  The 2005 Plan serves as a replacement for the 1995 Non-Employee Director Plan and the 1995 Option Plan which expired by their terms on March 21, 2005.  The approval of the 2005 Plan had no effect on the 1995 Plans or any options granted pursuant to either plan.  All options will continue with their existing terms and will be subject to the 1995 Non-Employee Director Plan or the 1995 Plan, as applicable.  Further, the Company will not be able to re-issue any option which is cancelled or terminated under the 1995 Non-Employee Director Plan or the 1995 Option Plan.  The 2005 Plan provides for the issuance of up to 750,000 shares of common stock upon exercise of options granted pursuant to the 2005 Plan.  The 2005 Plan consists of three (3) separate equity incentive programs: the Discretionary Option Grant Program; the Stock Issuance Program; and the Automatic Option Grant Program for non-employee Board members.  Officers and employees, non-employee Board members and independent contractors are eligible to participate in the Discretionary Option Grant and Stock Issuance Programs.  Participation in the Automatic Option Grant Program is limited to non-employee members of the Board.  Each non-employee Board member will receive an option grant for 10,000 shares of Common Stock upon initial election or appointment to the Board, provided that individual has not previously been employed by the Company in the preceding six (6) months.  In addition, on the date of each annual stockholders meeting, each Board member will automatically be granted an option to purchase 5,000 shares of Common Stock, provided he or she has served as a non-employee Board member for at least six (6) months.  At September 30, 2006, no 2005 plan options have been exercised and employee and non-employee Board member options to purchase a total of 326,000 shares of common stock are outstanding.  A total of 348,000 options have been granted under the 2005 Plan, of which 22,000 have been cancelled and options for 424,000 shares remain available for future grant.  No shares have been issued pursuant to the Stock Issuance Program.

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

Effect of Adopting SFAS No. 123(R)

The following is the effect of adopting SFAS No. 123(R) as of January 1, 2006 for the three and nine months ended September 30, 2006 (in thousands, except per share data).

	For Three Months Ended September 30, 2006	For Nine Months Ended September 30, 2006

Stock-option compensation expense recognized (for stock options only):
Cost of revenue	$1	$24
Research and development	15	94
Sales and marketing	16	164
General and administrative	7	120
Effect on net loss	$39	$402
Effect on basic and diluted earnings per common share	$(0.01)	$(0.06)

Valuation Assumptions

The fair values of option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions (no options were granted during the three months ended September 30, 2006):

	For Three Months Ended September 30, 2006	For Three Months Ended September 30, 2005	For Nine Months Ended September 30, 2006	For Nine Months September 30, 2005

Weighted average grant date fair value	n/a	$2.29	$1.03	$2.35
Weighted average assumptions used:
Expected dividend yield	n/a	0.0%	0.0%	0.0%
Risk-free interest rate	n/a	4.2%	4.6%	3.9%
Expected volatility	n/a	104.0%	98.6%	113.1%
Expected life (in years)	n/a	5.0	5.0	4.4

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

Stock Incentive Plan Activity

Stock option activity under the Company’s various long-term incentive and director compensation plans during the nine months ended September 30, 2006, were as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price

Outstanding at December 31, 2005	891	$5.48
Granted	48.0	1.37
Exercised	(1)	0.76
Forfeited	(54)	2.72
Expired	(28)	8.24

Outstanding at September 30, 2006	856	$5.34

Stock Options Outstanding and Exercisable

Summarized information about outstanding stock options as of September 30, 2006, that are fully vested and those that are expected to vest in the future as well as stock options that are fully vested and currently exercisable, are as follows:

	Outstanding Stock Options (Fully Vested and Expected to Vest)*	Options that are Exercisable
As of September 30, 2006
Number of outstanding options	856	683
Weighted average remaining contractual life	7.47	7.16
Weighted average exercise price per share	$5.34	$6.08
Intrinsic value	$0	$0

* Includes effects of expected forfeitures

The options detailed in the table above have a $0 intrinsic value as the fair market value on September 30, 2006 is less than the exercise prices of all of the options vested and expected to vest. As of September 30, 2006, the total unrecognized compensation cost related to non-vested options not yet recognized in the statement of operations totaled approximately $118 thousand and the weighted period over which these awards are expected to be recognized was 1.02 years.

Pro Forma Presentation for Periods Prior to the Adoption of SFAS 123(R)

Under the modified prospective application method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123(R).  The following pro forma information was reported, as required by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” for the quarter and nine months ended September 30, 2005.

	Quarter Ended September 30, 2005	Nine Months September 30, 2005

Net loss attributable to common stockholders	$(525)	$(3,491)
Deduct: Total stock-based compensation determined under fair value-based method for all awards	(283)	(589)
Pro forma net loss attributable to common stockholders	$(808)	$(4,080)
Net loss per share attributable to common stockholders:
as reported (basic and diluted)	$(0.08)	$(0.56)
pro forma (basic and diluted)	$(0.12)	$(0.65)
Weighted-average shares used in computation:
Basic and diluted	6,586	6,270

5.     Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period.  Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and common stock equivalents outstanding for the period.  Our common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding options and warrants.  The aggregate number of common stock equivalents excluded from the loss per share calculation for the three and nine month periods ended September 30, 2006 and 2005 are 3,721,769 and 3,247,451, respectively.  Our common stock equivalents are not included in the diluted loss per share for the periods ended September 30, 2006 and 2005, as they are antidilutive.

6.     Commitments and Contingencies

We are subject to legal proceedings and claims that arise in the ordinary course of business.  We do not believe that the outcome of those matters will have a material adverse affect on our consolidated financial position, operating results or cash flows.  However, there can be no assurance such legal proceedings will not have a material impact.

7.     Preferred Stock and Common Stock

During the nine months ended September 30, 2006, no shares of our preferred stock were converted into common stock. At September 30, 2006, there are 259,696 shares of 5% preferred stock outstanding, 460,000 shares of Series 2 5% preferred stock outstanding and 468,735 shares of Series 3 5% preferred stock outstanding.  In addition, an employee exercised stock options to purchase 834 shares of common stock during the nine months ended September 30, 2006.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements are generally accompanied by words such as “plan,” “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate,” “may” or other words that convey uncertainty of future events or outcomes.  These forward-looking statements and other statements made elsewhere in this report are made in reliance on the Private Securities Litigation Reform Act of 1995.  These statements are subject to certain risks and uncertainties, such as the risk that we may have insufficient cash resources to fund our current operations, difficulties in forecasting future sales caused by current economic and market conditions, the effect of military actions on government and corporate spending on information security products, spending patterns of, and appropriations to, U.S. government departments, the impact of our cost reduction programs and our refocused product line, the difficulties and uncertainties in successfully developing and introducing new products, market acceptance of our products, the impact of sustained losses on our ability to successfully operate and grow our business, our stock price and our loss of Nasdaq eligibility, the highly competitive market for our products, the effects of sales and implementation cycles for our new products on our quarterly results, difficulties in accurately estimating market growth, the consolidation of the information security industry, the impact of changing economic conditions, business conditions in the information security industry, our ability to manage acquisitions effectively, our ability to manage discontinued operations effectively, the impact of market peers and their products as well as risks concerning future technology and others identified in our Annual Report on Form 10-KSB and other Securities and Exchange Commission filings.  The section below entitled “Factors That May Affect Future Results of Operations” sets forth and incorporates by reference certain risks that could cause actual future results of the Company to differ materially from any such forward looking statements.

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

	Three Months Ended		Nine Months Ended
	Sept 30, 2006	Sept 30, 2005	Sept 30, 2006	Sept 30, 2005
Net product revenue	84.4%	80.3%	74.9%	77.6%
Net customer support and maintenance revenue	15.6	19.7	25.1	22.4
Total revenue	100.0	100.0	100.0	100.0
Cost of product revenue	43.5	39.9	38.0	41.3
Cost of customer support and maintenance revenue	1.3	0.4	4.8	1.1
Total cost of revenue	44.8	40.3	42.8	42.4
Gross profit	55.2	59.7	57.2	57.6
Operating expenses:
Sales and marketing	32.4	40.3	58.7	50.0
Research and development	15.7	27.9	44.3	40.2
General and administrative	17.6	17.0	27.4	17.8
Severance and related costs	—	—	—	1.1
Operating loss	(10.5)	(25.5)	(73.3)	(51.3)

Other income (expense), net	—	—	(1.7)	0.0
Interest income, net	0.1	1.2	1.1	1.1
Loss before income tax provision	(10.4)	(24.3)	(73.9)	(50.2)

Income tax provision	—	—	—	—

Net loss	(10.4)%	(24.3)%	(73.9)%	(50.2)%
Preferred stock dividends accrued	(2.5)	(2.2)	(3.5)	(2.6)
Beneficial conversion feature on preferred stock	—	—	—)	(18.9)

Net loss attributable to common stockholders	(12.9)%	(26.5)%	(77.3)%	(71.7)%

	Three Months Ended		Nine Months Ended
	Sept 30, 2006	Sept 30, 2005	Sept 30, 2006	Sept 30, 2005
Domestic revenues	93.0%	91.0%	89.5%	89.4%
Export revenues to:
Europe	5.5	7.3	8.1	7.5
Canada	1.0	0.2	1.3	0.5
Asia	0.4	1.4	1.0	2.5
Latin America	0.1	0.1	0.1	0.1

Net revenues	100.0%	100.0%	100.0%	100.0%

Net Revenues.  Net revenues for the quarter and nine months ended September 30, 2006 decreased to $1.7 million and $3.8 million, respectively, compared to $2.0 million and $4.9 million for the same periods in 2005, primarily because of longer than anticipated sales cycles revolving around new product introductions as we continued our strategic move to concentrate on our entity identification and regulated information compliance and data privacy products.  Product revenues decreased $0.1 million and $0.9 million, respectively, for the quarter and nine months ended September 30, 2006 compared to the same periods in 2005.  Customer support and maintenance revenue for the quarter and nine months decreased $0.1 million and $0.1 million, respectively compared to the same periods in 2005.

Concentration of Revenues.  Revenues from sales to various U.S. government entities totaled $1.3 million, or 73.8% of revenues, for the quarter ended September 30, 2006 compared to $1.5 million, or 77.0% of revenues, for the same period in 2005.  Revenues from sales to various U.S. government entities totaled $2.7 million, or 71.8% of revenues, for the nine months ended September 30, 2006 compared to $3.6 million, or 73.4% of revenues, for the same period in 2005.  Although, we expect our concentration of revenues to vary among customers in future quarters depending upon the timing of certain sales, we anticipate that sales to government customers will continue to account for a significant portion of our revenues in future quarters.  Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including potential disruption to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience.  Although we do not believe that the cancellation of any particular order would have a material adverse effect on our financial results or that any of our revenues with government customers are subject to renegotiation, a large number of cancelled or renegotiated government orders could possibly have a material adverse effect on our financial results.  Currently, we are not aware of any proposed cancellation or renegotiation of any of our existing arrangements with government entities and, historically, government entities have not cancelled or renegotiated orders which had a material adverse effect on our business.

Gross Profit.  Gross profit was $1.0 million or 55.2% of net revenues for the quarter ended September 30, 2006, compared to $1.2 million or 59.7% of net revenues for the quarter ended September 30, 2005. Gross profit was $2.2 million or 57.2% of net revenues for the nine months ended September 30, 2006, compared to $2.8 million or 57.6% of net revenues for the nine months ended September 30, 2005. Gross profit margins as a percentage of net revenues decreased from the same period in the prior year due to a shift in product mix. Gross profit on product revenues for the quarter and nine months ended September 30, was 50.3% and 46.9%, respectively, in 2005 and 48.4% and 49.3%, respectively, in 2006.  Gross profit on customer support and maintenance revenues for the quarter and nine months ended September 30, decreased from 97.9% and 95.0%, respectively, in 2005 to 91.5% and 80.8%, respectively, in 2006, as more costs associated with maintenance contracts were incurred during 2006.

Gross profit as a percentage of net revenues is impacted by several factors, including shifts in product mix, changes in channels of distribution, revenue volume, pricing strategies, and fluctuations in revenues of integrated third-party products.

Sales and Marketing.  Sales and marketing expenses decreased to $0.6 million for the quarter ended September 30, 2006, compared to $0.8 million for the quarter ended September 30, 2005. Sales and marketing expenses decreased to $2.2 million for the nine months ended September 30, 2006, compared to $2.4 million for the nine months ended September 30, 2005.  Sales and marketing expenses may vary as a percentage of net sales in the future; however, we believe that these costs will trend constant to downward through the end of the year due to reductions in personnel and discretionary sales and marketing expenditures.

Research and Development.  Research and development expenses decreased to $0.3 million for the quarter ended September 30, 2006 compared to $0.6 million for the quarter ended September 30, 2005. Research and development expenses decreased to $1.7 million for the nine months ended September 30, 2006, compared to $2.0 million for the nine months ended September 30, 2005. Research and development costs are expensed in the period incurred.  Research and development expenses may vary as a percentage of net sales in the future; however, we believe that the downward trend in costs may continue through the end of the year as a result of additional engineering expenses incurred as cost of sales on development contracts.

General and Administrative.  General and administrative expenses remained consistent at $0.3 million for the quarter ended September 30, 2006 compared to $0.3 million for the quarter ended September 30, 2005.  General and administrative expenses increased to $1.0 million for the nine months ended September 30, 2006, compared to $0.9 million for the nine months ended September 30, 2005.  This increase was primarily due to stock-based compensation expense totaling $120 thousand recognized in 2006 under SFAS123(R).  It is expected that general and administrative expenses will remain fairly constant through the end of the year because of cost containment efforts.  General and administrative expense may vary as a percentage of net sales in the future.

Interest.  Net interest income decreased to $2 thousand for the quarter ended September 30, 2006 compared to $23 thousand for the same period in 2005.  Net interest income decreased to $43 thousand for the nine months ended September 30, 2006 compared to $56 thousand for the same period in 2005.  These decreases were primarily caused by lower cash and short-term investment balances in the periods.  Net interest income may vary in the future based on our cash flow and rate of return on investments.

Liquidity and Capital Resources

Our principal source of liquidity at September 30, 2006 is approximately $0.3 million of cash and cash equivalents.  At September 30, 2006 working capital was $0.2 million compared to $2.4 million at September 30, 2005.

Cash used in operations for the nine months ended September 30, 2006 was $2.9 million, primarily due to a net loss of $2.8 million, a decrease in accounts payable and accrued expenses of $0.2 million, a reduction in deferred revenue of $0.2 million, an increase in accounts receivable of $0.5 million and a reduction in the provision for doubtful accounts of $13 thousand.  This cash decrease was partially offset by stock-based compensation of $0.4 million, depreciation expense of $80 thousand, a decrease in inventories of $134 thousand and a decrease in prepaid expenses and other assets of $128 thousand.  Cash used in operations for the nine months ended September 30, 2005 was $1.7 million, primarily due to a net loss of $2.4 million, a decrease in accounts payable and accrued expenses of $0.3 million, a reduction in the provision for doubtful accounts of $0.3 million and a reduction in deferred revenue of $0.1 million.  This cash decrease was partially offset by depreciation expense of $0.1 million, a decrease in accounts receivable of $0.6 million, a decrease in inventories of $0.4 million and a decrease in prepaid expenses and other assets of $0.2 million.   Future fluctuations in inventory balances, accounts receivable and accounts payable will be dependent upon several factors, including, but not limited to, quarterly sales, our strategy in building inventory in advance of receiving orders from customers, and the accuracy of our forecasts of product demand and component requirements.

Cash provided by investing activities in the nine months ended September 30, 2006 was $3 thousand of net purchases of property and equipment offset by maturities of short-term investments of $0.5 million, compared to cash used in investing activities of $0.6 million for the nine months ended September 30, 2005, which consisted primarily the purchase of short-term investments of $2.4 million and net purchases of property and equipment of $0.1 million, which was offset partially by maturities of short-term investments of $1.9 million.

Cash used in financing activities in the nine months ended September 30, 2006 was $0.1 million, primarily consisting of the payment of dividends on preferred stock, compared to cash provided by financing activities in the nine months ended September 30, 2005 was $2.4 million, consisting of net financing proceeds from a private placement of $2.5 million, partially offset by payment of dividends on preferred stock of $137 thousand.

At September 30, 2006, the Company did not have any material commitments for capital expenditures.

During the nine months ended September 30, 2006, the Company funded its operations through the use of cash and cash equivalents.

As of September 30, 2006, we had cash, cash equivalents and short-term investments in the amount of approximately $0.3 million, down from approximately $3.3 million as of December 31, 2005.  We funded our operations and met our cash requirements during the three months ended September 30, 2006 through the use of cash and cash equivalents.  On March 29, 2006, we established a $1.0 million line of credit with Silicon Valley Bank.  Our existing cash resources, line of credit and revenues for the remainder of 2006 and 2007, may not provide sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  Therefore, it is possible that we will need to seek additional debt or equity financing to fund our operations for the next year.  Despite actions to reduce our costs and improve our profitability, our operating losses and net operating cash outflows may continue through the fourth quarter of 2006 and into 2007.  We may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability without obtaining additional equity financing.  We do not currently have any arrangements for additional financing and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding.  Additionally, we may not have sufficient availability under our credit line when additional funds are needed.  We had approximately $487,000 available to borrow on our credit line as of September 30, 2006. If our business does not generate sufficient cash flow from operations and sufficient future financings are not available, we may not be able to operate or grow our business, pay our expenses when due or fund our other liquidity needs.  Moreover, any financing raised by us may restrict our business activities for future capital raising efforts or cause dilution to our current stockholders.

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

Off-Balance Sheet Arrangements.

As of September 30, 2006, we did not have any significant off-balance sheet arrangements, as defined by Item 303(c)(2) of Regulation S-B.

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

Our cash, cash equivalents, and investments decreased from $3.3 million at December 31, 2005 to $0.3 million at September 30, 2006 due to results of operations.  If our net cash outflows continue, we may not have sufficient cash to operate our business.

As of September 30, 2006, we had cash, cash equivalents and investments in the amount of approximately $0.3 million, down from approximately $3.3 million as of December 31, 2005.  Our existing cash resources, line of credit and revenues for the remainder of 2006 and 2007, may not provide sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  Therefore, it is possible that we will need to seek additional debt or equity financing to fund our operations for the next year.  Despite actions to reduce our costs and improve our profitability, our operating losses and net operating cash outflows may continue through the fourth quarter of 2006 and into 2007.  As a result, we may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability without obtaining additional equity financing.  We do not currently have any arrangements for additional financing and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding.  If our business does not generate sufficient cash flow from operations and sufficient financing resources are not available, we may not be able to operate or grow our business, pay our expenses when due or fund our other liquidity needs.  We may not have sufficient availability under our credit line when we need additional funds.  We had approximately $487,000 available to borrow on our credit line as of September 30, 2006.  Furthermore, we may not be able to secure additional debt or equity financing on terms that are acceptable to us, or at all, on a timely basis.  Therefore, if our business does not generate sufficient cash flow from operations and sufficient financing resources are not available, we may not be able to operate or grow our business, pay our expenses when due or fund our other liquidity needs.

Our Common Stock is Traded on the “Over-the-Counter Bulletin Board,” Which may involve certain risks not present in all securities and May Make it More Difficult For Investors to Resell Their Shares Due to Suitability Requirements.

Our common stock is currently traded on the Over the Counter Bulletin Board (OTCBB) where we expect it to remain for the foreseeable future.  Bulletin Board Securities are over-the-counter securities and, although the NASD oversees the OTCBB, the OTCBB is not part of the NASDAQ market.  Market makers of Bulletin Board securities are unable to use electronic means to interact with other dealers to execute trades, which can cause delays in the time it takes to interact with the market place.  Moreover, the market for such securities is often limited, the stocks are more volatile, and the risks to investors are greater.  Consequently, broker-dealers often decline to trade in OTCBB stocks.  These factors may reduce the potential market for our common stock by reducing the number of potential investors.  This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them.  This could cause our stock price to decline.

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

Our revenues have decreased to $3.8 million for the first nine months of 2006 from $4.9 million for the same period in 2005 and have generally decreased since 2003 in connection with a shift to sales of our newer product lines. If our network intrusion detection, regulated information compliance, spyware prevention and entity identification products do not achieve market acceptance, our revenues will suffer.

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

Our new network security products, regulated information compliance systems, entity identification and spyware products have only been in the market place for a limited period of time and may have longer sales cycles than our previous products.  Customer response to these products may not receive broad market acceptance.  We cannot assure you that our present or future products will achieve market acceptance on a sustained basis.

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

We incurred a net loss of $2.8 million for the nine months ended September 30, 2006 and have an accumulated deficit of $54.9 million as of September 30, 2006.  As a result, we must generate substantially greater revenues from sales in order to achieve profitability and grow our business.

We have incurred significant operating losses and are uncertain about our future operating results.  For the nine months ended September 30, 2006, we incurred a net loss of $2.8 million and had an accumulated deficit of approximately $54.9 million as of September 30, 2006.  We need to generate and sustain substantially greater revenues from the sales of our products if we are to achieve profitability and grow our business.  If we are unable to achieve these greater revenues, our losses will continue indefinitely, and we may never achieve or sustain profitability or generate positive cash flow.

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

Our principal competitors in the network intrusion prevention and detection market include IBM (Internet Security Systems, Inc.), Cisco Systems, Inc., Symantec, Inc., Network Associates, Inc., Tipping Point Technologies, a division of 3Com Corporation, and NFR Security, Inc.  Our competitors in the regulated information compliance market include Vontu, Port Authority, Vericept, Reconnex, Tablus and a small number of start-up companies that entered the space within the last two years. Regarding the spyware prevention market, we currently directly and indirectly compete with a number of host-based spyware detection systems, such as Ad-Aware, Spybot S&D and Spy Sweeper and some inline proxy solutions such as Blue Coat Systems, Inc.  Our current and potential competitors may have one or more of the following significant advantages over us:

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

We derive a substantial portion of our revenue from sales to United States government entities, including sales to various Army bases.  As a result, United States military actions or other events occurring in response to or in connection with them, including future terrorist attacks, actual conflicts involving the United States or its allies or military or trade disruptions could impact our operations by:

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

Sales to government entities accounted for 71.8% of our revenues for the nine months ended September 30, 2006 and 70.7% of our revenues for the year ended December 31, 2005.  Sales to government customers involve unique risks, which could adversely impact our revenues.

We derived 71.8% of our revenues from sales to various U.S. government entities for the nine months ended September 30, 2006, and 70.7% of our revenues from these sales for the year ended December 31, 2005.  We expect to continue to derive a substantial portion of our revenues from U.S. government customers in the future.  Sales to the government present risks in addition to those involved in sales to commercial customers, including potential disruption due to appropriation and spending patterns and the government’s right to cancel contracts and purchase orders for its convenience.  General political and economic conditions, which we cannot accurately predict, may affect the quantity and allocation of expenditures by federal departments.  In addition, obtaining government contracts may involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements.  Each government entity also maintains its own rules and regulations with which we must comply and which can vary significantly among departments.  As a result, cutbacks or re-allocations in the federal budget or losses of government sales due to other factors could have a material adverse effect on our revenues and operating results.

We derived 10.5% of our revenues from international sales in the nine months ended September 30, 2006, and 10.7% of our revenues from these sales for the year ended December 31, 2005.  Our ability to sell our products internationally is subject to certain risks which could harm our business.

Sales to foreign customers accounted for approximately 10.7% of our revenues for the year ended December 31, 2005, and 10.5% of our revenues for the nine months ended September 30, 2006.  We expect sales to foreign customers to continue to represent a significant portion of our revenues in the future.  Our international operations are subject to many inherent risks that may adversely affect our business, financial condition and operating results, including:

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

Sales through indirect channels accounted for 19.2% of our revenues for the nine months ended September 30, 2006 and 36.2% of our revenue for the year ended December 31, 2005.  Our revenues will suffer if we do not expand our sales through, or receive the anticipated benefits from our sales through, indirect sales channels.

We derived 19.2% of our revenues for the nine months ended September 30, 2006, and 36.2% of our revenue for the year ended December 31, 2005, from sales through indirect sales channels, such as distributors, value added resellers, system integrators, original equipment manufacturers and managed service providers.  We believe we must expand our sales through these indirect channels in order to increase our revenues.  Although we are actively pursuing a strategy to increase the percentage of our revenues generated through these indirect sales channels, we cannot assure you that our products will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues as expected.  Further, many of our competitors are also trying to sell their products through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our products.

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

The market price of our common stock has been highly volatile in the past and may continue to be volatile in the future.  For example, for the nine-month period ending September 30, 2006, the market price of our common stock fluctuated between $0.25 and $2.87 per share.  The market price of our common stock may fluctuate significantly in response to a number of factors, many of which are outside our control, including:

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

On March 25, 2004, we completed a $5,000,000 private placement in connection with which we issued 1,000,000 shares of our 5% Convertible Preferred Stock and warrants to acquire 556,619 shares of our common stock.  The conversion price for the preferred stock and the exercise price of the warrants is $3.144 per share.  We also issued our placement agent a warrant for 64,408 shares of our common stock at an exercise price of $3.144 per share.  As of November 1, 2006, there were 259,696 shares of 5% preferred stock, representing approximately 413,003 shares of common stock upon conversion, and warrants to purchase 621,027 shares of common stock outstanding.

In addition, on March 28, 2005, we completed a $2,663,000 private placement in connection with which we issued 1,065,200 shares of our Series 2 5% Convertible Preferred Stock and warrants to acquire 532,600 shares of our common stock.  We also issued two affiliates of our placement agent warrants to purchase an aggregate of 60,390 shares of common stock.  The conversion price for the preferred stock is $2.50 per share and the exercise price of the warrants is $2.77 per share.  As of November 1, 2006, there were 460,000 shares of Series 2 5% preferred stock, representing 460,000 shares of common stock upon conversion, and warrants to purchase 592,990 shares of common stock outstanding.

Finally, on December 2, 2005, we completed a $1,230,843 private placement in connection with which we issued 564,607 shares of our Series 3 5% preferred stock and warrants to acquire 282,306 shares of our common stock.  We also issued two affiliates of our placement agent warrants to purchase an aggregate of 27,531 shares of common stock.  The conversion price of the preferred stock is $2.18 per share and the exercise price of the warrants is $2.58 per share.  As of November 1, 2006, there were 468,735 shares of Series 3 5% preferred stock, representing 468,735 shares of common stock upon conversion, and warrants to purchase 309,837 shares of common stock outstanding.

On November 1, 2006, we had 7,046,213 shares of common stock outstanding.  We expect the private placements discussed above to result in a further dilution to holders of our common stock upon conversion of the preferred stock and exercise of the warrants of 2,865,592 shares of common stock, or an approximately 40.7% increase in the number of shares of our common stock outstanding.

Further, the occurrence of certain events entitle holders of our Series 3 5% preferred stock to require us to redeem their shares for a number of shares of our common stock equal to the redemption price divided by 75% of the ten-day average of the volume weighted average price of our common stock ending on the day immediately preceding the holder’s election to redeem, subject to a floor of $0.87 per share.  Holders of our Series 2 5% preferred stock have similar redemption rights without a floor.  The redemption price for the shares of Series 3 5% preferred stock equals the sum of (1) the greater of $2.834 and the volume weighted average price of our common stock on the trading day immediately preceding the redemption event multiplied by $2.18 divided by the conversion price of the Series 3 5% preferred stock then in effect plus (2) any accrued but unpaid dividends on the Series 3 5% preferred stock plus (3) any unpaid liquidated damages or other amounts payable to the holders of the Series 3 5% preferred stock.  The redemption price for the shares of Series 2 5% preferred stock equals the sum of (1) the greater of $3.25 and the volume weighted average price of our common stock on the trading day immediately preceding the redemption event multiplied by $2.50 divided by the conversion price of the Series 2 5% preferred stock then in effect plus (2) any accrued but unpaid dividends on the Series 2 5% preferred stock plus (3) any unpaid liquidated damages or other amounts payable to the holders of the Series 2 5% preferred stock.  As a result, assuming we have paid all liquidated damages and other amounts to the holders, accrued but unpaid dividends on October 27, 2006 of $17,000, a volume weighted average price of $0.29, which was the ten-day volume weighted average closing price of our common stock on October 27, 2006, and our 7,046,213 shares of common stock outstanding on October 27, 2006, we would issue approximately 13,107,000 shares of our common stock if a specified redemption event occurs and all holders of Series 3 5% preferred stock and Series 2 5% preferred stock elected to redeem their shares for common stock.  This would represent an increase of approximately 186% in the number of shares of our common stock as of October 27, 2006.

The conversion of preferred stock or exercise of warrants we issued in our recent private placement may cause the price of our common stock to decline.

The holders of the shares of our 5% preferred stock and warrants we issued on March 25, 2004, may freely convert their shares of preferred stock and exercise their warrants and sell the underlying shares of common stock pursuant to an effective registration statement we filed on August 6, 2004.  As of October 27, 2006, 740,304 shares of preferred stock had converted into 1,177,327 shares of common stock.

The holders of the shares of Series 2 5% preferred stock and warrants we issued on March 28, 2005, may freely convert their shares of preferred stock and exercise their warrants and sell the underlying shares of common stock pursuant to an effective registration statement we filed on May 5, 2005.  As of October 27, 2006, 605,200 shares of Series 2 5% preferred stock had converted into 605,200 shares of common stock.

The holders of the shares of Series 3 5% preferred stock and warrants we issued on December 2, 2005, may freely convert their shares of preferred stock and exercise their warrants and sell the underlying shares of common stock pursuant to an effective registration statement we filed on January 5, 2006.  As of October 27, 2006, 95,872 shares of Series 3 5% preferred stock had converted into 95,872 shares of common stock.

For the four weeks ended on October 27, 2006, the average daily trading volume of our common stock was 36,080 shares.  Consequently, if holders of preferred stock or warrants elect to convert their remaining shares or exercise their warrants and sell a material amount of their underlying shares of common stock on the open market, the increase in selling activity could cause a decline in the market price of our common stock.  Furthermore, these sales, or the potential for these sales, could encourage short sales, causing additional downward pressure on the market price of our common stock.

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

During 2005, we paid $123 thousand in dividends related to our 5% convertible preferred stock and $63 thousand in dividends related to our Series 2 5% preferred stock.  At September 30, 2006, we had $32,551 dividends accrued related to our 5% preferred stock, $4,726 related to our Series 2 5% preferred stock, and $4,199 related to our Series 3 5% preferred stock.

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

As of October 27, 2006, our executive officers, directors and preferred stockholders beneficially own approximately 23.5% of our voting power.  As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us or providing us with additional financing if required.  These stockholders may use their influence to approve or take actions that may be adverse to your interests.

Item 3.           CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

INTRUSION INC.

Date: November 13, 2006	/s/ G. Ward Paxton
G. Ward Paxton
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2006	/s/ Michael L. Paxton
Michael L. Paxton
Vice President, Chief Financial Officer, Treasurer & Secretary
(Principal Financial & Accounting Officer)