Form 10KSB
period 2006-12-31
INTRUSION INC
filed 2007-03-30
CIK 736012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

COMMISSION FILE NUMBER 0-20191

Intrusion Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	75-1911917
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1101 EAST ARAPAHO ROAD, SUITE 200 RICHARDSON, TEXAS	75081
(Address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☒

State the issuer’s revenues for its most recent fiscal year: $5,242,000.

State the aggregate market value of the voting and non-voting equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 16, 2007: $3,036,659. As of March 16, 2007, 9,222,139 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement filed in connection with the Registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

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

We market and distribute our products through a direct sales force to end-users, distributors and numerous system integrators, managed service providers and value-added resellers. Our end-user customers include banks, credit unions, other financial institutions, U.S. federal government entities, foreign government entities and local government entities, high technology, e-commerce and telecommunication companies, hospital and other healthcare providers and academic institutions.  Essentially, our end-users can be defined as ‘any end-user requiring network security solutions for protecting their mission critical data’.

We were organized in Texas in September 1983 and reincorporated in Delaware in October 1995. For more than 15 years, we provided local area networking equipment and were known as Optical Data Systems or ODS Networks. On April 17, 2000, we announced plans to sell, or otherwise dispose of, our networking divisions, which included our Essential Communications division and our local area networking assets. On June 1, 2000, we changed our name from ODS Networks, Inc. to Intrusion.com, Inc., and our ticker symbol from ODSI to INTZ to reflect our focus on intrusion prevention and detection solutions, along with information compliance and data privacy protection products. On November 1, 2001, we changed our name from Intrusion.com, Inc. to Intrusion Inc.

Our principal executive offices are located at 1101 East Arapaho Road, Suite 200, Richardson, Texas 75081, and our telephone number is (972) 234-6400.  Our website URL is www.intrusion.com.  References to “we”, “us”, “our” or “Intrusion Inc.” refer to Intrusion Inc. and its subsidiaries.  Compliance Commander™, SecureNet™, TraceCop™ and SpySnare™ are trademarks of Intrusion Inc.

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

On December 2, 2005, we completed an additional private placement of 564,607 shares of our Series 3 5% Convertible Preferred Stock and warrants to purchase 282,306 shares of our common stock for gross proceeds of $1,230,843.  The preferred shares may be converted into 564,607 shares of common stock at an initial conversion price of $2.18 per share, and the warrants may be exercised at a price of $0.40 per share during the five-year period commencing on June 2, 2006.  In connection with the closing of this private placement, we issued warrants to purchase 27,531 shares of our common stock at an exercise price of $2.58 per share to employees of our financial advisor for the private placement.

On March 29, 2006, we established a $1,000,000 line of credit with Silicon Valley Bank which may increase to $2,000,000 if we have EBITDA of at least $200,000 for two consecutive quarters.  Under the terms of this agreement, we may borrow an amount equal up to 80% of eligible accounts receivable balances.  In addition, we may obtain inventory advances equal to 35% of finished goods inventory, capped at the lesser of the inventory availability, $300,000 or 35% of our total borrowing base.  If our credit line increases to $2,000,000, inventory advances will be capped at the lesser of the inventory availability, $600,000 or 35% of our borrowing base.  Amounts we borrow under the credit line accrue interest at an annual rate of prime plus 1% and are secured by a lien on all of our assets.  The line of credit was renewed on March 29, 2007, accrued interest on all outstanding amounts is payable monthly in arrears and all outstanding principal and accrued but unpaid interest on the amounts we borrow are due on March 28, 2008.

On December 28, 2006, we completed a private placement of 1,250,000 shares of our Common Stock for gross proceeds of $500,000.

On March 15, 2007, we completed an additional private placement of 925,926 shares of our Common Stock for gross proceeds of $500,000.

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

Sales to U.S. government customers accounted for 73.6% of our revenues for the year ended December 31, 2006, compared to 70.7% of our revenue in 2005.  We expect to continue to derive a substantial portion of our revenues from sales to governmental entities in the future as we continue to market our entity identification products, our regulated compliance and data leakage prevention products, our network intrusion prevention products and our spyware prevention products to the government.  Sales to the government presents risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including potential disruption due to irregularities in or interruptions to appropriation and spending patterns, delays in approving a federal budget and the government’s reservation of the right to cancel contracts and purchase orders for its convenience.

Generally, we make our sales under purchase orders and contracts.  Our customers, including government customers, may cancel their orders or contracts with little or no prior notice and without penalty.  Although we transact business with various government entities, we believe that the cancellation of any particular order in itself could have a material effect on our financial results.  In addition, we do not believe that any of our revenues with government customers are subject to renegotiation of profits.  However, because we derive and expect to continue to derive a substantial portion of our revenue from sales to government entities, a large number of cancelled or renegotiated government orders or contracts could have a material adverse effect on our financial results.  Currently, we are not aware of any proposed cancellation or renegotiation of any of our existing arrangements with government entities, and, historically, government entities have not cancelled or renegotiated orders which had a material adverse effect on our business.

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

The Provider Management System controls the Sensors and displays events produced by the Sensors.  The Intrusion Provider is a three-tier enterprise management and monitoring system. Provider is for enterprise deployments with no license limitations placed on architecture, freeing the enterprise to build the management system required. Provider follows the workflow of the security analyst with a highly productive environment for response, research, resolution and decision support. The Provider suite includes applications for event monitoring, policy creation and tuning and centralized software deployment — making up the complete suite of tools required to manage and monitor a SecureNet, Compliance Commander or Spy Snare system from one sensor to more than 100 sensors.

We have simplified deployment, management and monitoring to reduce the total cost of ownership for an easy to set up and manage enterprise system. To reduce barriers and provide complete enterprise integration, the Intrusion systems provide more customization and event flow options for high-end deployments.

Our systems are “plug-and-protect” and can be connected to a network without interfering with the network operations by using the Intrusion Passive and Inline taps.

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

During 2006 and 2005, our research and development expenditures were $2.1 million and $2.6 million, respectively. All of our expenditures for research and development have been expensed as incurred.  At December 31, 2006, we had 16 employees engaged in research and product development.

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

The hardware we sell is standard off-the-shelf products, which we OEM or resell from our suppliers.

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

We currently conduct sales and marketing efforts from our principal office in Richardson (Dallas), Texas.  In addition, we have sales personnel, sales engineers or sales representatives located in California, Georgia, Europe and Asia.

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

Foreign Sales.   We believe that rapidly evolving international markets are important sources of future net sales. Our export sales are currently being made through an indirect sales force comprised of international resellers in Europe, Asia and Canada.  Export sales accounted for approximately 9.4% and 10.7% of total revenue in 2006 and 2005, respectively.  See “Management’s Discussion and Analysis or Plan of Operations” included in this report for a geographic breakdown of our revenue in 2006 and 2005. Sales to foreign customers and resellers generally have been made in United States dollars.

Marketing.   We have implemented several methods to market our products, including public relations and placed articles, regular participation in and presenting during trade shows and seminars, advertisement in trade journals, telemarketing, distribution of sales literature and product specifications and ongoing communication with our resellers and installed base of end-user customers.

Customers.   Our end-user customers include banks, credit unions, other financial institutions, U.S. federal government entities, foreign government entities and local government entities, high technology, e-commerce and telecommunication companies, hospital and other healthcare providers and academic institutions.  Essentially, our customers include any entity requiring network security solutions for protecting their mission critical data.  Sales to certain customers and groups of customers can be impacted by seasonal capital expenditure approval cycles, and sales to customers within certain geographic regions can be subject to seasonal fluctuations in demand.

Although we sell our products to many customers through various distribution channels, no one commercial customer or reseller accounted for 10% or more of our total revenue in any of the past three fiscal years.  However, in 2006, 73.6% of our revenue was derived from a variety of U.S. government entities through direct sales and indirectly through system integrators and resellers.  In 2006, 65.6% of our total revenues are attributable to three customers, one of which exceeds 10% of our total revenues individually.  Comparatively, sales to the U.S. Government through direct and indirect channels totaled 70.7% of total revenues for 2005 and three of those entities represented more than 10% of our total revenues for the year.  A reduction in our sales to U.S. government entities could have a material adverse effect on our business and operating results if not replaced.

Backlog.   We believe that only a small portion of our order backlog is non-cancelable and that the dollar amount associated with the non-cancelable portion is immaterial. We purchase or contract inventory based upon our forecast of customer demand and maintain inventories in advance of receiving firm orders from customers. Orders are generally fulfilled within two days to two weeks following receipt of an order. Due to the generally short cycle between order and shipment, we do not believe that our backlog as of any particular date is indicative of future net sales.

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

There are numerous companies competing in various segments of the data security markets. Our principal competitors in the network intrusion prevention and detection market include Internet Security Systems, Inc.(IBM), Cisco Systems, Inc., Symantec, Inc., Netscreen  (Juniper Networks, Inc.) McAfee Inc., Tipping Point Technologies, a division of 3Com Corporation, and NFR Security (Checkpoint).  Our competitors in the regulated information compliance market include Vontu, Port Authority (Websense), Vericept, Reconnex, Tablus and a small number of start-up companies that entered the space within the last two years. Regarding the spyware prevention market, we currently directly and indirectly compete with a number of host-based spyware detection systems, such as Ad-Aware, Spybot S&D and Spy Sweeper and some inline proxy solutions such as Blue Coat Systems, Inc.

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

Employees

As of December 31, 2006, we employed a total of 32 persons, including 11 in sales, marketing and technical support, 1 in manufacturing and operations, 16 in research and product development and 4 in administration and finance.

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

Our cash, cash equivalents, and investments decreased from $3.3 million at December 31, 2005 to $0.9 million at December 31, 2006.  As a result of our expected continuing net cash outflows, we may not have sufficient cash to operate our business and may not be able to maintain certain liquidity requirements.

As of December 31, 2006, we had cash, cash equivalents and investments of approximately $0.9 million, down from approximately $3.3 million as of December 31, 2005.  We expect our net operating losses and operating cash outflows to continue through at least the first quarter of 2007 and possibly throughout the remainder of fiscal year 2007.  In addition, we are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources.  Of the $0.9 million in cash, cash equivalents and investments at December 31, 2006, $0.5 million was derived from a private investment by our Chief Executive and Chief Financial Officers which closed on December 28, 2006.  As of February 28, 2007 we had cash and cash equivalents of $300,000 and less than $100,000 in available funding under our existing credit lines.  We expect to fund our operations through additional investments of private equity, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Specifically, on March 15, 2007, we completed an additional private placement of 925,926 shares of our Common Stock for gross proceeds of $500,000 and we have a March 15, 2007 written commitment from our Chief Executive Officer to invest up to an additional $750,000 in the Company until March 2008, should such funding by required by the Company, on terms and conditions yet to be determined.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the next few months, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

Our revenues declined from $6.0 million in 2005 to $5.2 million in 2006 in connection with a shift in focus from SecureNet products to Compliance Commander and TraceCop products.  If our newer products do not achieve market acceptance, our revenues will continue to suffer.

We have transitioned our sales strategy focus from SecureNet to Compliance Commander and TraceCop.  During this transition, sales of our newer products have not offset the losses in sales associated with our older products.  As a result, our net revenues declined from $6.0 million in 2005 to $5.2 million in 2006.  We can provide no assurances that sales of our newer products will ever offset the losses in sales of older products or generate sufficient revenues to sustain our business.

Our new network security products, regulated information compliance systems and entity identification products have only been in the market place for a limited period of time and may have longer sales cycles than our previous products.  Accordingly, we may not achieve the meaningful revenue growth needed to sustain operations.  If we are unable to recognize revenues due to longer sales cycles or other problems, our results of operations will be adversely affected, perhaps materially.

We have not yet received broad market acceptance for our newer products.  We cannot assure you that our present or future products will achieve market acceptance on a sustained basis.  In order to achieve market acceptance and achieve future revenue growth, we must introduce complementary security products, incorporate new technologies into our existing product lines and design, develop and successfully commercialize higher performance products in a timely manner.  We cannot assure you that we will be able to offer new or complementary products that gain market acceptance quickly enough to avoid decreased revenues during current or future product introductions or transitions.

We had a net loss of $3.0 million and an accumulated deficit of $55.1 million for the year ended December 31, 2006.  As a result, we must generate substantially greater revenues from sales in order to achieve profitability.

We incurred significant operating losses for the fiscal year ended December 31, 2006 and have incurred operating losses in previous years.  For the year ended December 31, 2006, we incurred a net loss of $3.0 million and had an accumulated deficit of approximately $55.1 million.  We need to generate and sustain substantially greater revenues from the sales of our products if we are to achieve profitability.  If we are unable to achieve these greater revenues, our losses will continue for the near term and possibly longer, and we may never achieve or sustain profitability or generate positive cash flow from operations.

A large percentage of our revenues are received from U.S. government entities, and the loss of one of these customers could reduce our revenues and materially harm our business and prospects.

A large percentage of our revenues result from sales to U.S. government entities.  If we were to lose one or more of these key relationships, our revenues could decline and our business and prospects may be materially harmed. We expect that even if we are successful in developing relationships with non-governmental customers, our revenues will continue to be concentrated among government entities. For the years ended December 31, 2004, 2005 and 2006, sales to U.S. government entities collectively accounted for 53.6%, 70.7% and 73.6% of our total net revenues, respectively. The loss of any of these key relationships may send a negative message to other U.S. government entities or non-governmental customers concerning our product offering.  We cannot assure you that U.S. government entities will be customers of ours in future periods or that we will be able to diversify our customer portfolio to adequately mitigate the risk of loss of any of these customers.

Government customers involve unique risks, which could adversely impact our revenues.

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

We are highly dependent on sales made through indirect channels, the loss of which would materially adversely affect our operations.

For the years ended December 31, 2004, 2005 and 2006, we derived 36.9%, 36.2% and 17.3% of our revenues from sales through indirect sales channels, such as distributors, value-added resellers, system integrators, original equipment manufacturers and managed service providers.  We must expand our sales through these indirect channels in order to increase our revenues.  We cannot assure you that our products will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues.  Further, many of our competitors are also trying to sell their products through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our products.

International sales comprise a material portion of our overall revenues.  Our ability to sell our products internationally is subject to certain risks, which could harm our business.

Revenues from foreign customers for the fiscal years ended December 31, 2004, 2005 and 2006 accounted for approximately 19.2%, 10.7% and 9.4%, respectively, of our revenues.  We expect sales to foreign customers to continue to represent a significant portion of our revenues in the future.  Our international operations are subject to many inherent risks that may adversely affect our business, financial condition and operating results, including:

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

Any interruptions or declines in our international sales would result in a significant adverse impact on our results of operations and business.

The payment of accrued dividends on our preferred stock may strain our cash resources.

On March 25, 2004, we completed a $5,000,000 private placement pursuant to which we issued 1,000,000 shares of our 5% Convertible Preferred Stock (the “Series 1 Preferred Stock”) and warrants to acquire 556,619 shares of our common stock.  The conversion price for the Series 1 Preferred Stock and the exercise price of the warrants is $3.144 per share.  We also issued our placement agent a warrant for 64,408 shares of our common stock at an exercise price of $3.144 per share.  As of February 28, 2007, there were 259,696 shares of the Series 1 Preferred Stock outstanding, representing approximately 413,003 shares of common stock upon conversion, and warrants to purchase 621,027 shares of common stock outstanding.

On March 28, 2005, we completed a $2,663,000 private placement pursuant to which we issued 1,065,200 shares of our Series 2 5% Convertible Preferred Stock (the “Series 2 Preferred Stock”) and warrants to acquire 532,600 shares of our common stock.  We also issued two affiliates of our placement agent warrants to purchase an aggregate of 60,390 shares of common stock.  The conversion price for the Series 2 Preferred Stock is $2.50 per share and the exercise price of the warrants is $2.77 per share.  As of February 28, 2007, there were 460,000 shares of the Series 2 Preferred Stock outstanding, representing 460,000 shares of common stock upon conversion, and warrants to purchase 592,990 shares of common stock outstanding.

On December 2, 2005, we completed a $1,230,843 private placement pursuant to which we issued 564,607 shares of our Series 3 5% preferred stock  (the “Series 3 Preferred Stock”) and warrants to acquire 282,306 shares of our common stock.  We also issued two affiliates of our placement agent warrants to purchase an aggregate of 27,531 shares of common stock.  The conversion price of the Series 3 Preferred Stock is $2.18 per share and the exercise price of the warrants is $2.58 per share.  As of February 28, 2007, there were 468,735 shares of Series 3 Preferred Stock outstanding, representing 468,735 shares of common stock upon conversion, and warrants to purchase 309,837 shares of common stock outstanding.

During the fiscal year ended December 31, 2006, we paid $66,000 in dividends to the holders of our 5% Preferred Stock, $74,000 in dividends to the holders of our Series 2 5% Preferred Stock and $53,000 in dividends to the holders of our Series 3 5% Preferred Stock.  At December 31, 2006, we have dividends accrued of $16,364 related to our 5% Preferred Stock, $4,884 related to our Series 2 5% Preferred Stock and $4,339 related to our Series 3 5% Preferred Stock.

Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.  We have not had net profits for the last two fiscal years ended as of December 31, 2006.  However, we did have sufficient capital surplus, defined as the amount by which our net assets exceed our stated capital, based on par value of our outstanding shares as provided by Delaware law.  We cannot assure you that our net assets will continue to exceed our stated capital or that we will have net profits in order to pay these dividends in the future.  These dividends continue to accrue on all our outstanding shares of preferred stock, regardless of whether we are legally able to pay them.  The accrual of these dividends may adversely affect our operating results.  Moreover, the payment of these dividends could strain our available cash resources, which could adversely affect our ability to operate or grow our business.

If we are unable to pay dividends on our preferred stock, we could be required to redeem the outstanding shares of Series 2 Preferred Stock and Series 3 Preferred Stock for shares of our common stock issued at a price equal to 75% of the average of the volume weighted average price of our common stock for the ten days ending on the day immediately preceding an election to redeem, subject, in the case of the Series 3 Preferred Stock, to a floor of $0.87.  As a result, the issuance or potential issuance of these additional shares of common stock could cause our stock price to decline.  Furthermore, our inability to pay dividends could adversely affect our ability to raise equity financing in the future if required.

You will experience substantial dilution upon the conversion or redemption of the shares of preferred stock and the exercise of warrants that we issued in our recent private placements or in the event we raise additional funds through the issuance of new shares of our common stock or securities convertible or exercisable into shares of common stock.

On March 16, 2007, we had 9,222,139 shares of common stock outstanding.  Upon conversion of all outstanding shares of our preferred stock and exercise of the warrants, we will have 12,087,731 shares of common stock outstanding, approximately a 31.1% increase in the number of shares of our common stock outstanding.

Further, the occurrence of certain events entitles holders of our Series 2 Preferred Stock and Series 3 Preferred Stock to require us to redeem their shares for a certain number of shares of our common stock.  Assuming (i) we have paid all liquidated damages and other amounts to the holders, (ii) incurred accrued but unpaid dividends on February 28, 2007 of $17,600, (iii) a volume weighted average price of $0.48, which was the ten-day volume weighted average closing price of our common stock on February 28, 2007, and (iv) our 8,296,213 shares of common stock outstanding on February 28, 2007, upon exercise of their redemption right by the holders of the Series 3 Preferred Stock and the Series 2 Preferred Stock, we would be obligated to issue approximately 13,107,243 shares of our common stock.  This would represent an increase of approximately 158.0% in the number of shares of our common stock as of February 28, 2007.

In addition, management may issue additional shares of common stock or securities exercisable or convertible into shares of common stock in order to finance the Company’s continuing operations.  Any future issuances of such securities would have additional dilutive effects on the existing holders of our Common Stock.

The conversion of preferred stock or exercise of warrants we issued in the private placements may cause the price of our common stock to decline.

The holders of the shares of our 5% Preferred Stock and warrants we issued in connection with the sale of our 5% Preferred Stock may freely convert their shares of preferred stock and exercise their warrants and sell the underlying shares of common stock pursuant to an effective registration statement we filed with the Commission on August 6, 2004.  As of February 28, 2007, 740,304 shares of our 5% Preferred Stock had converted into 1,177,327 shares of common stock.

The holders of the shares of Series 2 5% Preferred Stock and warrants we issued in connection with the sale of our Series 2 Preferred Stock may freely convert their shares of preferred stock and exercise their warrants and sell the underlying shares of common stock pursuant to an effective registration statement we filed with the Commission on May 5, 2005.  As of February 28, 2007, 605,200 shares of Series 2 Preferred Stock had converted into 605,200 shares of common stock.

The holders of the shares of Series 3 5% Preferred Stock and warrants we issued in connection with the sale of our Series 3 Preferred Stock, may freely convert their shares of Series 3 Preferred Stock and exercise their warrants and sell the underlying shares of common stock pursuant to an effective registration statement we filed with the Commission on January 5, 2006.  As of February 28, 2007, 95,872 shares of Series 3 Preferred Stock had converted into 95,872 shares of common stock.

For the four weeks ended on February 23, 2007, the average daily trading volume of our common stock on The OTCBB was 21,300shares.  Consequently, if holders of preferred stock or warrants elect to convert their remaining shares or exercise their warrants and sell a material amount of their underlying shares of common stock on the open market, the increase in selling activity could cause a decline in the market price of our common stock.  Furthermore, these sales, or the potential for these sales, could encourage short sales, causing additional downward pressure on the market price of our common stock.

Certain rights of the holders of our preferred stock and the terms of our secured credit line may hinder our ability to raise additional financing.

Under the terms of our preferred stock instruments, we cannot issue shares of capital stock with rights senior to those of our existing 5% Preferred Stock, Series 2 5% Preferred Stock or Series 3 5% Preferred Stock without the approval of at least a majority of the holders of our 5% Preferred Stock, all of the holders of our Series 2 5% Preferred Stock, and holders of at least 75% of our Series 3 5% Preferred Stock voting or acting as separate classes.  We also cannot incur certain indebtedness without the approval of at least a majority of the holders of our Preferred Stock.  Furthermore, the terms of our secured credit line with Silicon Valley Bank include covenants which restrict our ability to incur additional debt and pay certain dividends.  The combination of these provisions could hinder or delay our ability to raise additional debt or equity financing.

Our failure to realize the expected benefits of our recent restructuring efforts could adversely affect our operating results.

Since we began restructuring in 2002, we have incurred approximately $1.1 million in restructuring charges, severance, and related expenses. We have also implemented other strategic initiatives, such as reductions in our work force and facilities and aligning our organization around our business objectives.  Any further work force reductions could result in temporary reduced productivity of our remaining employees.  Additionally, our customers and prospects may delay or forgo purchasing our products due to a perceived uncertainty caused by our restructuring and other changes.  Failure to achieve the desired results of our initiatives could seriously harm our business, results of operations and financial condition.

We resemble a developmental stage company and our business strategy may not be successful.

From our founding in 1983 until 2000, we derived substantially all of our revenue from the design, manufacture and sale of local area networking equipment.  In order to permit us to focus our resources solely on developing and marketing our network security products, we sold our local area networking assets and related networking divisions.  We now depend exclusively on revenues generated from the sale of our network security products, which have received limited market acceptance.  We have recently introduced our regulated information compliance systems, entity identification products and spyware products, and the market for these products has only begun to emerge.  We can provide no assurances that our newly introduced products will ever achieve widespread market acceptance or that an adequate market for these products will ever emerge.  Consequently, we resemble a developmental stage company and will face the following inherent risks and uncertainties:

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

Our management and larger stockholders exercise significant control over our company and have the ability  approve or take actions that may be adverse to your interests.

As of March 16, 2007, our executive officers, directors and preferred stockholders beneficially own approximately 41.7% of our voting power.  As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us.  These stockholders may use their influence to approve or take actions that may be adverse to your interests.  Further, the Company contemplates the possible issuance of shares of our Common Stock or of securities exercisable or convertible into shares of our Common Stock in connection with a future investment by our Chief Executive Officer, pursuant to his written commitment to fund in an amount up to $750,000, should the Company require such funds.  Any such issuance will increase the percentage of stock our Chief Executive Officer and our management group beneficially holds.

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

Our principal competitors in the network intrusion prevention and detection market include Internet Security Systems, Inc. (IBM), Cisco Systems, Inc., Symantec, Inc., Juniper Networks, Inc., McAfee Inc., Tipping Point Technologies, a division of 3Com Corporation, and NFR Security, Inc.  Our competitors in the regulated information compliance market include Vontu, Port Authority (Websense), Vericept, Reconnex, Tablus and a small number of start-up companies that entered the space within the last two years. Regarding the spyware prevention market, we currently directly and indirectly compete with a number of host-based spyware detection systems, such as Ad-Aware, Spybot S&D and Spy Sweeper and some inline proxy solutions such as Blue Coat Systems, Inc.  Our current and potential competitors may have one or more of the following significant advantages over us:

•                    greater financial, technical and marketing resources;

•                    better name recognition;

•                    more comprehensive security solutions;

•                    better or more extensive cooperative relationships; and

•                    larger customer base.

We cannot assure you that we will be able to compete successfully with our existing or new competitors.  Some of our competitors may have, in relation to us, one or more of the following: longer operating histories, longer-standing relationships with OEM and end-user customers and greater customer service, public relations and other resources. As a result, these competitors may be able to more quickly develop or adapt to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products. Additionally, it is likely that new competitors or alliances among existing competitors could emerge and rapidly acquire significant market share.

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

Our products are highly technical and if they contain undetected errors, our business could be adversely affected and we might have to defend lawsuits or pay damages in connection with any alleged or actual failure of our products and services.

Our products are highly technical and complex, are critical to the operation of many networks and, in the case of our security products, provide and monitor network security and may protect valuable information. Our products have contained and may contain one or more undetected errors, defects or security vulnerabilities. Some errors in our products may only be discovered after a product has been installed and used by end customers. Any errors or security vulnerabilities discovered in our products after commercial release could result in loss of revenues or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could adversely affect our business and results of operations. In addition, we could face claims for product liability, tort or breach of warranty. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention. In addition, if our business liability insurance coverage is inadequate or future coverage is unavailable on acceptable terms or at all, our financial condition could be harmed.

A breach of network security could harm public perception of our security products, which could cause us to lose revenues.

If an actual or perceived breach of network security occurs in the network of a customer of our security products, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products could be harmed. This could cause us to lose current and potential end customers or cause us to lose current and potential value-added resellers and distributors. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques

If our products do not interoperate with our customers’ networks, installations will be delayed or cancelled and could harm our business.

Our products are designed to interface with our customers’ existing networks, each of which have different specifications and utilize multiple protocol standards and products from other vendors. Many of our customers’ networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Our products will be required to interoperate with many or all of the products within these networks as well as future products in order to meet our customers’ requirements. If we find errors in the existing software or defects in the hardware used in our customers’ networks, we may have to modify our software or hardware to fix or overcome these errors so that our products will interoperate and scale with the existing software and hardware, which could be costly and negatively impact our operating results. In addition, if our products do not interoperate with those of our customers’ networks, demand for our products could be adversely affected, orders for our products could be cancelled or our products could be returned. This could hurt our operating results, damage our reputation and seriously harm our business and prospects.

While we believe that we currently have adequate internal control over financial reporting, we are exposed to risks from recent legislation requiring companies to evaluate those internal controls.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on the effectiveness of our internal control over financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We have and will continue to incur significant expenses and devote management resources to Section 404 compliance on an ongoing basis. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine in the future that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions may be adversely affected and could cause a decline in the market price of our stock.

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

There are numerous patents held by many companies relating to the design and manufacture of network security systems.  Third parties may claim that our products infringe on their intellectual property rights.  Any claim, with or without merit, could consume our management’s time, result in costly litigation, cause delays in sales or implementations of our products or require us to enter into royalty or licensing agreements. Royalty and licensing agreements, if required and available, may be on terms unacceptable to us or detrimental to our business.  Moreover, a successful claim of product infringement against us or our failure or inability to license the infringed or similar technology on commercially reasonable terms could seriously harm our business.

Fluctuations in our quarterly revenues may cause the price of our common stock to decline.

Our operating results have varied significantly from quarter to quarter in the past, and we expect our operating results to vary from quarter to quarter in the future due to a variety of factors, many of which are outside of our control.  Significant portions of our expenses are not variable in the short term and we cannot reduce them quickly to respond to unexpected decreases in revenues.  Therefore, if revenues are below our expectations, this shortfall is likely to adversely and disproportionately affect our operating results.  Accordingly, we may not attain positive operating margins in future quarters.  Any of these factors could cause our operating results to be below the expectations of securities analysts and investors, which likely would negatively affect the price of our common stock.

The price of our common stock has been volatile in the past and may continue to be volatile in the future due to factors outside of our control.

The market price of our common stock has been highly volatile in the past and may continue to be volatile in the future.  For example, in fiscal year 2006, the market price of our common stock on The OTCBB and The Nasdaq Capital Market fluctuated between $0.22 and $2.87 per share.  The market price of our common stock may fluctuate significantly in response to a number of factors, many of which are outside our control, including:

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

Item 2.                          Description of Property.

Our headquarters are located in a two-story building in Richardson, Texas.  We occupy approximately 30,000 square feet of floor space in this facility. This facility includes our corporate administration, operations, marketing, research and development, sales and technical support personnel.  The lease for this facility extends through February 2010.

Approximately thirty percent of our security software research and development staff is located in a 6,464 square foot leased property in San Diego, California.  This lease is currently on a month to month basis.  Research and development personnel occupy this facility.

We believe that the existing facilities at December 31, 2006 will be adequate to meet our requirements through 2007.  We believe that all facilities are adequately covered by appropriate property insurance.  See Note 4 of Notes to Consolidated Financial Statements for additional information regarding our obligations under leases.

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

Item 4.                          Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders during the fourth quarter of 2006.

PART II

Item 5.                          Market for Common Equity and Related Stockholder Matters.

Our common stock trades on The OTCBB, where it is currently listed under the symbol “INTZ.”  As of February 28, 2007, there were approximately 119 registered holders of record of the common stock. The following table sets forth, for the periods indicated, the high and low per share intra-day sales prices for the common stock, as reported by The OTCBB.

	2006		2005
	High	Low	High	Low

First Quarter	$2.87	$1.28	$6.20	$2.10
Second Quarter	1.52	.40	4.15	1.92
Third Quarter	.72	.28	3.59	2.61
Fourth Quarter	.53	.22	3.29	1.87

We have not declared or paid cash dividends on our common stock in our two most recent fiscal years.  We intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.  Future dividends on common stock, if any, will be determined by our Board of Directors.  However, shares of our 5% convertible preferred stock accrue cash dividends equal to $0.25 per share per annum, payable in arrears on March 31 and September 30 of each year, and shares of our Series 2 5% and Series 3 5% convertible preferred stock accrue cash dividends equal to $0.125 per share per annum payable in arrears on the first business day of March, June, September and December of each year.  We paid $192 thousand in dividends related to all of our 5% convertible preferred stock during 2006 and at December 31, 2006, we have dividends accrued related to all of our 5% convertible preferred stock of $26 thousand.

Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.  We have not had net profits for the last two fiscal years, and as of December 31, 2006.  However, we did have sufficient capital surplus, defined as the amount by which our net assets exceed our stated capital, based on par value of our outstanding shares as provided by Delaware law.  Although we are currently able to pay accrued dividends on our outstanding shares of preferred stock, we cannot assure you that our net assets will continue to exceed our stated capital or that we will have net profits in order to pay these dividends in the future.  These dividends continue to accrue on our outstanding shares of preferred stock, regardless of whether we are legally able to pay them.  The accrual of these dividends may adversely affect our operating results.  In addition, the payment of these dividends could strain our available cash resources, which could adversely affect our ability to operate or grow our business.  Furthermore, our inability to pay dividends could adversely affect our ability to raise equity financing in the future, if required.

All stock option plans under which our common stock is reserved for issuance have previously been approved by our shareholders. The following table provides summary information as of December 31, 2006 for all of our stock option plans (in thousands, except per share data). See Note 8 to our consolidated financial statements for additional discussion.

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options, Excludes Warrants Rights	No. of Shares of Common Stock Remaining Available for Future Issuance

Equity compensation plans approved by security holders	1,086	(1)	$3.23	96	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	1,086		$3.23	96

(1)             Included in the outstanding options are 654,500 from the 2005 Plan, 398,631 from the 1995 Plan and 32,500 from the 1995 Non-Employee Director Plan.

(2)             Does not include Employee Stock Purchase Plan. At December 31, 2006, 79,298 shares were available for future issuance under this plan.

Item 6.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

“Safe Harbor” Statement under the Private Litigation Reform Act of 1995

This Annual Report, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Description of Business,” contains forward-looking statements.  These statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology.  You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements.  Factors that may cause actual results to differ materially from current expectations, which we describe in more detail elsewhere in this prospectus under the heading “Risk Factors,” include, but are not limited to:

•                  Failure to respond to rapid technological changes in the network security industry;

•                  Failure of our network intrusion detection, regulated information compliance, and entity identification products to achieve market acceptance;

•                  Our status as a developmental stage company;

•                  Our need to generate substantially greater revenues from sales in order to achieve profitability;

•                  intense competition from both start-up and established companies that may have significant advantages over us and our products;

•                  disruption to our business due to military actions;

•                  long sales and implementation cycles of our products;

•                  insufficient cash to operate our business;

•                  failure to realize the expected benefits of our recent restructuring efforts;

•                  the effect of consolidation in the network security industry;

•                  Risks involved with Government and international customers;

•                  Our inability to expand our sales;

•                  Failure to adequately protect our intellectual property; or

•                  The rights of the holders of our preferred stock and the terms of our secured credit line.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. Any forward-looking statement you read in this prospectus reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. The Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act, each of which provide protection in connection with certain forward-looking statements, do not directly protect any statements we make in connection with this Annual Report.

Overview

We develop, market and support a family of network intrusion prevention, intrusion detection, regulated information compliance, data privacy protection and entity identification products.  Our product families include the Compliance Commander for regulated information compliance and data privacy protection, Intrusion SpySnare for real-time inline blocking of spyware and unwanted peer-to-peer (P2P) applications, Intrusion SecureNet for network intrusion prevention and detection and TraceCop for identity identification.  Intrusion’s products help protect critical information assets by quickly detecting, protecting, analyzing and reporting attacks or misuse of classified, private and regulated information for government and enterprise networks.

We market and distribute our products through a direct sales force to end-users, distributors and numerous system integrators, managed service providers and value-added resellers. Our end-user customers include banks, credit unions, other financial institutions, U.S. federal government entities, foreign government entities and local government entities, high technology, e-commerce and telecommunication companies, hospital and other healthcare providers and academic institutions.  Essentially, our end-user can be defined as ‘any end-user requiring network security solutions for protecting their mission critical data’.

We were organized in Texas in September 1983 and reincorporated in Delaware in October 1995. For more than 15 years, we provided local area networking equipment and were known as Optical Data Systems or ODS Networks. On April 17, 2000, we announced plans to sell, or otherwise dispose of, our networking divisions, which included our Essential Communications division and our local area networking assets. On June 1, 2000, we changed our name from ODS Networks, Inc. to Intrusion.com, Inc., and our ticker symbol from ODSI to INTZ to reflect our focus on intrusion prevention and detection solutions, along with information compliance and data privacy protection products. On November 1, 2001, we changed our name from Intrusion.com, Inc. to Intrusion Inc.

Our principal executive offices are located at 1101 East Arapaho Road, Suite 200, Richardson, Texas 75081, and our telephone number is (972) 234-6400.  Our website URL is www.intrusion.com.  References to “we”, “us”, “our” or “Intrusion Inc.” refer to Intrusion Inc. and its subsidiaries.  Compliance Commander™, SecureNet™, TraceCop™ and SpySnare™ are registered trademarks of Intrusion Inc.

Our revenues have decreased over the past few years due primarily to the change in our product focus from networking hardware to network security software products with a corresponding decrease in our sales volume related to this change in our product mix.  To date, we have not encountered significant competition in the market that has caused us to decrease our sales prices when compared to sales prices in previous years.  To help counteract our declining revenues and bring our operations in line with our new strategic focus, we reduced our employee headcount in 2006.  At December 31, 2005 we employed 43 employees and at December 31, 2006 we employed 32 employees.  As a result of our migration to software-based solutions, our margins have increased over the past two years from 51.0% in 2004, to 58.0% in 2005 and 2006.  We have also restructured our personnel and operations around the development and sale of our core software products.  As a result of these efforts, we believe we have reduced operating expenses to a level that will remain consistent going forward.

In order for us to operate and grow our business, we must achieve and sustain operating profits and become cash flow positive.  This will require us to counteract reduced sales of our SecureNet products by generating additional revenues from sales of our regulated information compliance and entity identification software products.  In order to obtain these sales, our products must gain acceptance in intensely competitive and emerging markets.  We believe our ability to introduce our Compliance Commander and TraceCop products into the marketplace in a timely manner and our efforts to maintain our reduced spending levels will help us achieve these results.

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

Results of Operations

The following tables set forth, for the periods indicated, certain financial data as a percentage of net revenue.

	Year Ended December 31,
	2006	2005

Net product revenue	78.3%	73.2%
Net customer support and maintenance revenue	21.7	26.8
Total revenue	100.0	100.0
Cost of product revenue	38.2	39.4
Cost of customer support and maintenance revenue	3.8	2.6
Total cost of revenue	42.0	42.0
Gross profit	58.0	58.0
Operating expenses:
Sales and marketing	51.8	52.5
Research and development	39.4	42.7
General and administrative	23.9	18.8
Severance costs	0.2	1.0
Operating loss	(57.3)	(57.0)
Interest income, net	0.8	1.4
Other income, net	(1.2)	0.0
Loss from operations before income taxes	(57.7)	(55.6)
Income tax provision	—	—
Net loss	(57.7)	(55.6)
Preferred stock dividends accrued	(3.3)	(2.9)
Beneficial conversion feature on preferred stock	—	(24.0)
Net loss attributable to common stockholders	(61.0)%	(82.5)%

	2006	2005

Domestic revenue	90.6%	89.3%
Export revenue to:
Europe	7.1	7.8
Canada	1.6	0.5
Asia	0.6	2.3
Latin America	0.1	0.1
Net revenue	100.0%	100.0%

2006 compared with 2005

Net Revenue

Total revenue decreased to $5.2 million in 2006 from $6.0 million in 2005.  The lack of revenue growth is related to shifting our focus from our SecureNet IPS product line to our Compliance Commander and TraceCop product lines.  Our customer support and maintenance revenue decreased 29.1% from $1.6 million in 2005 to $1.1 million in 2006.  This decline is mainly due to the expiration of maintenance contracts related to our SecureNet and zero maintenance related to TraceCop products.  In 2006, total revenues related to our SecureNet product line decreased 56% or $2.2 million from $3.9 million in 2005 to $1.7 million in 2006, and our non-core product lines, including our PDS and SecureCom hardware products decreased 66.7% or $0.2 million from $0.3 million in 2005 to $0.1 million in 2006.  Our product revenues remained constant at $4.1 million in 2006.  We expect our product revenues to increase in the future as the market acceptance of our Compliance Commander and TraceCop product lines increase.

Export sales in 2006 decreased to $0.5 million, or 9.4% of net revenue, compared to $0.6 million, or 10.7% of net revenue in 2005 primarily due our focus on domestic revenue sales.  As part of our headcount reductions, we have focused most of our sales personnel on the domestic market.  Sales of our products internationally may be subject to exchange risk, which may cause our products to effectively increase in price, if the exchange rate moves significantly and the dollar gains value over the foreign currency.

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

Gross Profit

Gross profit decreased 12.8% to $3.0 million in 2006 from $3.5 million in 2005. As a percentage of net revenue, gross profit remained constant at 58.0% for 2006 and 2005.  Gross profit on products increased from 46.0% in 2005 to 51.3% in 2006 due to the shift in a more profitable product mix, namely our software-based products.  Gross profit on customer support and maintenance decreased from 90.2% in 2005 to 82.2% in 2006.  The decrease in gross profit on customer support and maintenance was relatively small and our gross profit in this area should remain strong as our hardware-related repair costs in conjunction with our strategic decision to move towards software-based solutions should remain low.  As we continue to migrate from our older hardware-based products to our newer software-based products, we expect our product margins to continue to increase.

Gross profit as a percentage of net revenue is impacted by several factors, including shifts in product mix, changes in channels of distribution, sales volume, fluctuations in manufacturing costs, pricing strategies, and fluctuations in sales of integrated third-party products.

Sales and Marketing

Sales and marketing expenses decreased 12.9% to $2.7 million in 2006 from $3.1 million in 2005, as we reduced expenses to respond to the decline in sales. As a percentage of net revenue, sales and marketing expenses decreased to 51.8% in 2006 from 52.5% in 2005. We expect sales and marketing expenses to decrease in 2007 compared to 2006 as we hold the expense levels near fourth quarter 2006 levels, which decreased as a result of a decrease in employee headcount.  We also expect sales and marketing expenses, as a percentage of net revenue, to decrease in 2007 compared to 2006 as we expect an increase in revenue in 2007.

Research and Development

Research and development expenses decreased to $2.1 million, or 39.4% of net revenue, in 2006 compared to $2.6 million, or 42.7% of net revenue, in 2005.  Our research and development costs are expensed in the period in which they are incurred. We expect research and development expenses to remain relatively constant in 2007 compared to 2006.  We expect research and development, as a percentage of net revenue, also to decrease in 2007 compared to 2006 as our revenue increases.

General and Administrative

General and administrative expenses increased slightly to $1.3 million, or 23.9% of net revenue in 2006 compared to $1.1 million or 18.8 % of net revenue in 2005.  We expect general and administration expenses to remain relatively constant in 2007 compared to 2006.

Severance Costs

In connection with our strategic alignment of our sales force domestically and our continued shift to our new security product lines during 2004, we streamlined operations and activities that are not aligned with these core markets and strategies. During 2006 we recorded severance charges of $10 thousand, compared to $55 thousand in 2005.  All severance obligations related to the 2006 expense were paid prior to December 31, 2006.  All severance obligations related to the 2005 expense were paid prior to December 31, 2005.  We were not receiving any benefits from those severed individuals subsequent to the year of the applicable expense.

Interest Income, Net

Net interest income decreased 46.4% to $45 thousand in 2006 from $84 thousand in 2005 primarily due to a decrease in average cash and interest-bearing investment balances. We expect net interest income to remain consistent in 2007 compared to 2006.  Net interest income will vary in the future based on our cash flow and rate of return on investments.

Income Taxes

Our effective income tax rate was 0% in 2006 and 2005 as valuation allowances have been recorded for the entire amount of the net deferred tax assets due to uncertainty of realization.  We have fully utilized our net operating loss carryback.

Liquidity and Capital Resources

Our principal sources of liquidity at December 31, 2006 were $0.9 million of cash and cash equivalents. As of December 31, 2006, we do not hold investments with a stated maturity beyond one year. Working capital at December 31, 2006 was $0.5 million compared to $2.7 million as of December 31, 2005.

Net cash used in operations in 2006 was $2.9 million, primarily due to an operating loss of $3.0 million for the year, a decrease in deferred revenue of $0.2 million, a decrease in inventories of $0.2 million, offset by depreciation and amortization of $0.1 million and an increase in accounts receivable of $0.4 million.  Future fluctuations in accounts receivable, inventory balances and accounts payable will be dependent upon several factors, including quarterly sales, timely collection of accounts receivable, and the accuracy of our forecasts of product demand and component requirements.

Net cash provided by investing activities in 2006 was $0.5 million, which consisted of maturities of short term investments of $0.5 million of available for sale securities.

Net cash provided by financing activities in 2006 was $0.5 million, consisting of net financing proceeds from private placements of $0.5 million, net proceeds from line of credit of $.2 million and dividends paid on preferred stock of $0.2 million.

At December 31, 2006, we did not have any material commitments for capital expenditures. Operating lease commitments of $1.2 million are detailed below. During 2006, we funded our operations through the use of available cash, cash equivalents and investments, which was raised primarily through financing generated through the sale of our Series 3 5% convertible preferred stock.

As of December 31, 2006, we had cash, cash equivalents and investments in the amount of approximately $0.9 million, down from approximately $3.3 million as of December 31, 2005.  However, throughout 2006, we continued to reduce expenses and realize the benefit of cost-cutting actions taken in previous years.  Our net loss during the third and fourth quarter 2006 was approximately $200 thousand per quarter.

On December 28, 2006, we completed a private placement of 1,250,000 shares of our Common Stock for gross proceeds of $500,000.

On March 15, 2007, we completed an additional private placement of 925,926 shares of our Common Stock for gross proceeds of $500,000.

On March 29, 2006, we established a $1,000,000 line of credit with Silicon Valley Bank.  Under the terms of this agreement, we may borrow an amount equal up to 80% of eligible accounts receivable balances.  In addition, we may obtain inventory advances equal to 35% of finished good inventory, capped at the lesser of the inventory availability, $300,000 or 35% of our total borrowing base.  If our credit line increases to $2,000,000, inventory advances will be capped at the lesser of the inventory availability, $600,000 or 35% of our borrowing base.  Amounts we borrow under the credit line accrue interest at an annual rate of prime plus 1% and are secured by a lien on all of our assets.  Accrued interest on all outstanding amounts is payable monthly in arrears and all outstanding principal and accrued but unpaid interest on the amounts we borrow are due on March 28, 2008.  Our ability to receive advances under this credit line will increase if we generate additional receivables and inventory from the sale of our products.  We have current balance due under this credit line of $200,000 at December 31, 2006.  Also, assuming eligible receivables and inventory equal to the $844,000 of net accounts receivable and the $180,000 of finished goods inventory we had at December 31, 2006, we could borrow up to an additional $139,000 under our credit line at December 31, 2006. The line of credit was renewed on March 29, 2007, accrued interest on all outstanding amounts is payable monthly in arrears and all outstanding principal and accrued but unpaid interest on the amounts we borrow are due on March 28, 2008.

We expect our net operating losses and operating cash outflows to continue through at least the first quarter of 2007 and possibly throughout the remainder of fiscal year 2007.  The sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control.  In addition, we are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources.   Of the $0.9 million in cash, cash equivalents and investments at December 31, 2006, $0.5 million was derived from a private investment by our Chief Executive and Chief Financial Officers which closed on December 28, 2006.   As of February 28, 2007 we had cash and cash equivalents of $300,000 and less than $100,000 in available funding under our existing credit line.  Based on projections for increased revenues in 2007, the closing of the $0.5 million private placement on March 15, 2007 and a commitment from the Company’s CEO to advance the Company up to $0.75 million in funding should it be necessary, we believe that our available credit line and available cash resources will provide sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  It is possible that we may need to fund our operations through additional investments of private equity, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the next few months, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

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

Contractual Obligations

The following table sets forth certain information concerning the future contractual obligations under our operating leases at December 31, 2006.  We have no other significant contractual obligations at December 31, 2006.

Future minimum lease payments consisted of the following on December 31, 2006 (in thousands):

2007	$378
2008	393
2009	409
2010	68

$1,248

Off-Balance Sheet Arrangements

As of December 31, 2006, we did not have any significant off-balance sheet arrangements, as defined in Item 303(c)(2) of Regulation S-B.

Quantitative and Qualitative Disclosures About Market Risk.

Foreign Exchange.  Our revenue originating outside the U.S. in 2006 and 2005 was 9.4% and 10.7% of total revenues, respectively.  Revenues generated from the European region in 2006 and 2005 were 7.1% and 7.8% of total revenues, respectively.  Revenues generated from the Asia region in 2006 and 2005 were 0.6% and 2.3% of total revenues, respectively.  International sales are generated primarily from our foreign sales subsidiaries in the local countries and are typically denominated in U.S. dollars.  These subsidiaries incur substantially all of their expenses in the local currency.

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

Investments in fixed-rate interest-earning instruments carry a degree of interest rate risk.  Fixed-rate securities may have their fair market values adversely impacted due to a rise in interest rates.  Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities, which have seen a decline in market value due to changes in interest rates.  Our investment securities are held for purposes other than trading.  The weighted-average interest rate on investment securities for the year ended December 31, 2006 was 5.1%.  We held no short-term investments at December 31, 2006.

Item 7.          Financial Statements.

The information required by this item is included in Part III Item 13.

Item 8.          Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.       Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006 and concluded that the disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

At the end of 2007, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and at the end of 2008, our independent registered public accountants will be required to audit management’s assessment. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent registered public accountants to provide their attestation report. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

Item 8B.       Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this Form 10-KSB because we will file a definitive Proxy Statement for our 2006 annual meeting of stockholders pursuant to Regulation 14A (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this Form 10-KSB, and certain information to be included therein is incorporated herein by reference.

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

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee of our Board of Directors for the entire 2006 fiscal year were J. Fred Bucy, Jr. (Chairman), Donald M. Johnston, and James F. Gero, each of whom is an independent director.

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

The following consolidated financial statements of Intrusion Inc. and subsidiaries, are submitted as a separate section of this report (See F-pages), and are incorporated by reference in Item 7:

(b)                                 Exhibits

The following Exhibits are filed herewith pursuant to Item 601 of Regulation S-B or incorporated herein by reference to previous filings as noted:

Exhibit Number	Description of Exhibit
2.1(3)	Certificate of Ownership and Merger Merging Intrusion.com, Inc. into Intrusion Inc.
3.1(5)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(7)	Certificate of Amendment to Certificate of Incorporation of Registrant
3.3(8)	Certificate of Designation for the Registrant’s 5% Convertible Preferred Stock
3.4(10)	Certificate of Designations of the Registrant’s Series 2 5% Convertible Preferred Stock
3.5(11)	Certificate of Designation for the Registrant’s Series 3 5% Convertible Preferred Stock
3.6(4)	Bylaws of the Registrant
4.1(9)	Specimen Common Stock Certificate
4.2(8)	Specimen 5% Convertible Preferred Stock Certificate
4.3(10)	Specimen Series 2 5% Convertible Preferred Stock Certificate
4.4(11)	Specimen Series 3 5% Convertible Preferred Stock Certificate
4.5(8)	Form of Warrant to Purchase Shares of Common Stock issued to the investors in the Registrant’s March 25, 2004 private placement
4.6(8)	Warrant to Purchase Common Stock dated March 25, 2004, issued by the Registrant to Black Point Partners
4.7(8)	Registration Rights Agreement dated as of March 25, 2004, by and among the Registrant and the entities listed on Schedule A thereto
4.8(8)	Form of Lock-Up Agreement executed by the Registrant’s officers and directors in connection with the Registrant’s March 25, 2004 private placement
4.9(10)	Form of Common Stock Purchaser Warrant issued to the investors in the Registrant’s March 28, 2005 private placement
4.10(10)	Form of Representative’s Warrant for the Purchase of Shares of Common Stock issued to certain affiliates of Stonegate Securities, Inc. on March 28, 2005
4.11(10)	Registration Rights Agreement dated as of March 28, 2005, by and among the Registrant and each of the purchasers listed on the signature pages thereto
4.12(10)	Form of Voting Agreement executed by each of the officers and directors of Registrant in connection with the March 28, 2005 private placement
4.13(10)	Securities Purchase Agreement dated as of March 28, 2005, by and among the Registrant and the investors listed on Exhibit A thereto
4.14(10)	Placement Agency Agreement dated February 7, 2005, by and between the Registrant and Stonegate Securities, Inc.
4.15(11)	Form of Common Stock Purchaser Warrant issued to the investors in the Registrant’s December 2, 2005 private placement
4.16(11)	Form of Representative’s Warrant for the Purchase of Shares of Common Stock issued to certain affiliates of Stonegate Securities, Inc. on December 2, 2005
4.17(11)	Registration Rights Agreement dated as of December 2, by and among the Registrant and each of the purchasers listed on the signature pages thereto
4.18(11)	Form of Voting Agreement executed by each of the officers and directors of Registrant in connection with the December 2, 2005 private placement
4.19(11)	Securities Purchase Agreement dated as of December 2, 2005, by and among the Registrant and the investors listed on Exhibit A thereto
4.20(11)	Placement Agency Agreement dated December 2, 2005, by and between the Registrant and Stonegate Securities, Inc.
10.1(1)	1987 Incentive Stock Option Plan of the Registrant, as amended
10.2(1)	1995 Stock Option Plan of the Registrant, as amended
10.3(1)	Form of Indemnification Agreement
10.4(2)	1995 Non-Employee Directors Stock Option Plan of the Registrant (amended and restated as of January 10, 2002)
10.5(9)	Lease Agreement between CalWest Industrial Holdings Texas, L.P. and Intrusion Inc.
10.6(8)	Securities Purchase Agreement dated as of March 25, 2004, by and among the Registrant and the purchasers listed on Exhibit A thereto

10.7(4)	Amended and Restated 401(k) Savings Plan of the Registrant
10.8(4)	1997 Employee Stock Purchase Plan of the Registrant, as amended January 17, 2001
10.9(6)	Intrusion Inc. 401(k) Savings Plan Summary of Material Modifications
10.10(12)	2005 Stock Incentive Plan of the Registrant
10.11(12)	Form of Notice of Grant of Stock Option
10.12(12)	Form of Stock Option Agreement
10.13(12)	Form of Stock Issuance Agreement
10.14(12)	Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Initial Grant)
10.15(12)	Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Annual Grant)
10.16(12)	Form of Automatic Stock Option Agreement
10.17(13)	Waiver of Liquidated Damages dated as of July 23, 2004, by and among the Registrant, G. Ward Paxton and James F. Gero
10.18(14)	Loan and Security Agreement dated as of March 29, 2006, by and between the Registrant and Silicon Valley Bank
10.19(14)	Intellectual Property Security Agreement dated as of March 29, 2006, by and between the Registrant and Silicon Valley Bank
10.20(15)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and G. Ward Paxton, dated December 28, 2006.
10.20(15)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and Michael L. Paxton, dated December 28, 2006.
10.20(16)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and G. Ward Paxton, dated March 15, 2007.
10.20(16)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and Michael L. Paxton, dated March 15, 2007.
21(5)	List of Subsidiaries of Registrant
23.1(17)	Consent of KBA Group LLP, Independent Registered Public Accounting Firm
31.1(17)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act
31.2(17)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act
32.1(17)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(17)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(15)       Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated January 4, 2007, which Exhibit is incorporated herein by reference.

(16)       Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated March 16, 2007, which Exhibit is incorporated herein by reference.

(17)       Filed herewith.

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

Dated: March 29, 2007	INTRUSION INC.
(Registrant)

	By:	/s/ G. WARD PAXTON
G. Ward Paxton
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ G. WARD PAXTON	Chairman, President,	March 29, 2007
G. Ward Paxton	Chief Executive Officer, and Director

/s/ T. JOE HEAD	Vice Chairman, Vice President	March 29, 2007
T. Joe Head	and Director

/s/ MICHAEL L. PAXTON	Vice President, Chief Financial	March 29, 2007
Michael L. Paxton	Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

/s/ JAMES F. GERO	Director	March 29, 2007
James F. Gero

/s/ J. FRED BUCY, JR.	Director	March 29, 2007
J. Fred Bucy, Jr.

/s/ DONALD M. JOHNSTON	Director	March 29, 2007
Donald M. Johnston

ANNUAL REPORT ON FORM 10-KSB

ITEM 7

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 and 2005

INTRUSION INC.

RICHARDSON, TEXAS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Intrusion Inc.

We have audited the accompanying consolidated balance sheets of Intrusion Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have nor were we engaged to perform audits of their internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intrusion Inc. and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Accounting Standards No. 123(R), Share-Based Payment.

/s/ KBA Group LLP
Dallas, Texas
March 29, 2007

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$933	$2,844
Short-term investments	—	500
Accounts receivable, net of allowance for doubtful accounts and returns of $90 in 2006 and $102 in 2005	844	443
Inventories, net	209	373
Prepaid expenses	198	191
Total current assets	2,184	4,351
Property and Equipment:
Equipment	409	650
Furniture and fixtures	20	48
Leasehold improvements	101	101
	530	799
Accumulated depreciation and amortization	(368)	(543)
	162	256
Other assets	41	41
TOTAL ASSETS	$2,387	$4,648

Liabilities and Stockholders’ Equity
Current Liabilities:
Line of credit	$200	$—
Accounts payable, trade	555	415
Accrued vacation expense	212	263
Accrued warranty expense	49	49
Other accrued expenses	283	415
Deferred revenue	367	527
Total current liabilities	1,666	1,669
TOTAL LIABILITIES	1,666	1,669

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value:
Authorized shares — 5,000
Series 1 shares issued and outstanding — 260 in 2006 and 260 in 2005 Liquidation preference of $1,331 in 2006	918	918
Series 2 shares issued and outstanding — 460 in 2006 and 500 in 2005 Liquidation preference of $1,155 in 2006	724	787
Series 3 shares issued and outstanding — 469 in 2006 and 565 in 2005 Liquidation preference of $1,026 in 2006	667	805
Common stock, $0.01 par value:
Authorized shares — 80,000 Issued shares — 8,306 in 2006 and 6,919 in 2005 Outstanding shares — 8,296 in 2006 and 6,909 in 2005	83	69
Common stock held in treasury, at cost—10 shares	(362)	(362)
Additional paid-in-capital	53,947	52,994
Accumulated deficit	(55,077)	(52,053)
Accumulated other comprehensive loss	(179)	(179)
Total stockholders’ equity	721	2,979
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,387	$4,648

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2005

Net product revenue	$4,106	$4,375
Net customer support and maintenance revenue	1,136	1,603
Total revenue	5,242	5,978
Cost of product revenue	2,002	2,357
Cost of customer support and maintenance revenue	202	157
Total cost of revenue	2,204	2,514
Gross profit	3,038	3,464
Operating expenses:
Sales and marketing	2,714	3,137
Research and development	2,067	2,553
General and administrative	1,251	1,126
Severance costs	10	55
Operating loss	(3,004)	(3,407)
Interest income, net	45	84
Other income (expense), net	(65)	2
Loss from operations before income taxes	(3,024)	(3,321)
Income tax provision	—	—
Net loss	(3,024)	(3,321)
Preferred stock dividends accrued	(175)	(168)
Beneficial conversion feature on preferred stock	—	(1,434)
Net loss attributable to common stockholders	$(3,199)	$(4,923)

Net loss per share attributable to common stockholders (basic and diluted)	$(0.45)	$(0.77)
Weighted average common shares outstanding (basic and diluted)	7,043	6,424

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Year Ended December 31,
	2006	2005
NUMBER OF PREFERRED SHARES—ISSUED AND OUTSTANDING
Balance, beginning of year	1,325	840
Issuance of preferred shares pursuant to private placement	—	1,630
Conversion of preferred shares to common shares	(137)	(1,145)
Balance, end of year	1,188	1,325
PREFERRED STOCK
Balance, beginning of year	$2,510	$2,968
Issuance of preferred shares pursuant to private placement, net of warrants and transaction costs	—	2,480
Conversion of preferred shares to common shares	(201)	(2,938)
Balance, end of year	$2,309	$2,510
NUMBER OF COMMON SHARES—ISSUED
Balance, beginning of year	6,919	5,431
Issuance of common shares under private placement	1,250	—
Conversion of preferred shares to common shares	137	1,488
Balance, end of year	8,306	6,919
COMMON STOCK
Balance, beginning of year	$69	$54
Issuance of common shares under private placement	13	—
Conversion of preferred shares to common shares	1	15
Balance, end of year	$83	$69
TREASURY SHARES
Balance, beginning of year	$(362)	$(362)
Purchase of treasury shares	—	—
Balance, end of year	$(362)	$(362)
ADDITIONAL PAID-IN-CAPITAL
Balance, beginning of year	$52,994	$49,095
Stock based compensation	441	—
Issuance of warrants with preferred stock private placement	—	1,141
Conversion of preferred shares to common shares	200	2,926
Issuance of common shares under private placement	488	—
Preferred stock dividends accrued	(176)	(168)
Balance, end of year	$53,947	$52,994
ACCUMULATED DEFICIT
Balance, beginning of year	$(52,053)	$(48,732)
Net loss	(3,024)	(3,321)
Balance, end of year	$(55,077)	$(52,053)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(179)	$(173)
Foreign currency translation adjustment	—	(6)
Balance, end of year	$(179)	$(179)
TOTAL STOCKHOLDERS’ EQUITY	$721	$2,979
TOTAL COMPREHENSIVE LOSS	$(3,024)	$(3,327)

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2006	2005
Operating Activities:
Net loss	$(3,024)	$(3,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	97	185
Provision for doubtful accounts	(12)	(405)
Stock based compensation	441	—
Changes in operating assets and liabilities:
Accounts receivable	(389)	1,182
Inventories	164	577
Other assets	(7)	225
Accounts payable and accrued expenses	(27)	(503)
Deferred revenue	(160)	(272)
Net cash used in operating activities	(2,917)	(2,332)
Investing Activities:
Purchases of short-term investments	—	(2,850)
Maturities of short-term investments	500	2,425
Proceeds from sale of property and equipment	—	2
Purchases of property and equipment	(3)	(144)
Net cash provided by (used in) investing activities	497	(567)
Financing Activities:
Proceeds from line of credit	200	—
Proceeds from exercise of employee stock options	1	—
Proceeds from the issuance of common stock, net	500	3,620
Dividends paid on preferred stock	(192)	(186)
Net cash provided by financing activities	509	3,434
Effect of foreign currency translation adjustment on cash and cash equivalents	—	(6)
Net increase (decrease) in cash and cash equivalents	(1,911)	529
Cash and cash equivalents at beginning of year	2,844	2,315
Cash and cash equivalents at end of year	$933	$2,844

SUPPLEMENTAL CASHFLOW INFORMATION:
Interest paid	$1	$—
Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:
Fair value of warrants issued in connection with sale of preferred stock	$—	$1,141
Amortization of preferred stock beneficial conversion feature	$—	$1,434
Preferred stock dividends accrued	$176	$168

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

We market and distribute our products through a direct sales force to end-users, distributors and numerous system integrators, managed service providers and value-added resellers.  Our end-user customers include banks, credit unions, other financial institutions, U.S. federal government entities, foreign government entities and local government entities, high technology, e-commerce and telecommunication companies, hospital and other healthcare providers and academic institutions. Essentially, our end-user can be defined as ‘any end-user requiring network security solutions for protecting their mission critical data’.

We were organized in Texas in September 1983 and reincorporated in Delaware in October 1995. For more than 15 years, we provided local area networking equipment and were known as Optical Data Systems or ODS Networks. On April 17, 2000, we sold, or otherwise disposed of, our networking divisions, which included our Essential Communications division and our local area networking assets. On June 1, 2000, we changed our name from ODS Networks, Inc. to Intrusion.com, Inc., and our ticker symbol from ODSI to INTZ to reflect our focus on intrusion prevention and detection solutions, along with information compliance and data privacy protection products. On November 1, 2001, we changed our name from Intrusion.com, Inc. to Intrusion Inc.

Our principal executive offices are located at 1101 East Arapaho Road, Richardson, Texas 75081, and our telephone number is (972) 234-6400.  Our website URL is www.intrusion.com.

References to “we”, “us”, “our” or “Intrusion Inc.” refer to Intrusion Inc. and its subsidiaries.  Compliance Commander™, SecureNet™, TraceCop™ and SpySnare™ are registered trademarks of Intrusion Inc.

As of December 31, 2006, we had cash, cash equivalents and investments of approximately $0.9 million, down from approximately $3.3 million as of December 31, 2005.  On March 28, 2005, we closed a $2.66 million private placement of Convertible Preferred Stock and warrants.  On December 2, 2005, we closed a $1.23 million private placement of Convertible Preferred Stock and warrants.  On March 29, 2006, we established a $1.0 million line of credit with Silicon Valley Bank, which was renewed on March 29, 2007.  On December 28, 2006, we closed a $0.5 million private placement of common stock. Based on projections for increased revenues in 2007,the closing of another $0.5 million private placement on March 15, 2007 and a commitment from the Company’s CEO to advance the Company up to $0.75 million in funding should it be necessary through March 2008, we believe that our available credit line and available cash resources will provide sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  The sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control.  In addition, the payment of dividends on our outstanding preferred stock may reduce our available cash resources.  Moreover, despite actions to reduce our costs and improve our profitability, we expect our operating losses and net operating cash outflows to continue through at least the first quarter of 2007 and possibly throughout the remainder of fiscal year 2007.  We do not currently have any arrangements for additional financing, and we may not be able to secure additional debt or equity financing on terms that are acceptable to us, or at all, at the time when we need such funding.  Additionally, we may not have sufficient availability under our credit line when we need additional funds. Under the terms of our credit line, we may borrow an amount equal up to 80% of eligible accounts receivable balances.  In addition, we may obtain inventory advances equal to 35% of finished good inventory, capped at the lesser of the inventory availability, $300,000 or 35% of our total borrowing base. If our business does not generate sufficient cash flows from operations and sufficient financings are not available, we may not be able to operate or grow our business, pay our expenses when due or fund our other liquidity needs.

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

We sell our products to customers in diversified industries worldwide, primarily in North America, Europe and Asia. Fluctuations in currency exchange rates and adverse economic developments in foreign countries could adversely affect the Company’s operating results.  We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral.  We maintain reserves for potential credit losses, and such losses, in the aggregate, have not exceeded management expectations.

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

Inventories and Change in Method for Valuing Inventory

Inventories are stated at the lower of cost or market. We value our inventories using average cost, which approximates actual cost on a first-in, first-out basis. Our management estimates the allowance required to state inventory at the lower of cost or market. There is a risk that we will forecast demand for our products and market conditions incorrectly and maintain excess inventories. Therefore, there can be no assurance that we will not maintain excess inventory and incur inventory lower of cost or market charges in the future.

Property and Equipment

Equipment is stated at cost less accumulated depreciation and is depreciated on a straight-line basis over the estimated useful lives of the assets.  Such lives vary from 1 to 3 years.  Furniture and fixtures are stated at cost less accumulated depreciation and is depreciated on a straight-line basis over the estimated useful lives of the assets.  Such lives vary from 1 to 5 years.  Leasehold improvements are stated at cost less accumulated amortization and are amortized on a straight-line basis over the shorter of estimated useful lives of the assets or the remaining terms of the leases.   Such lives vary from 2 to 5 years.  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.  Repair and maintenance costs are expensed as incurred. Depreciation and amortization expense totaled approximately $97,000 and $185,000 for the years ended December 31, 2006 and 2005, respectively.

Long-Lived Assets

We follow the guidance in SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and review long-lived assets, including property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows to be generated by the asset.  If the carrying value exceeds the future undiscounted cash flows, the assets are written down to fair value using discounted cash flows.  As of December 31, 2006 and 2005, there was no impairment of long-lived assets.

Foreign Currency Translation

Our international subsidiaries use the United States dollar as their functional currency.  Although, our international offices pay operating expenses in their local currency, they are fully funded by us in United States dollars, and we exchange the United States dollars locally to settle operating expenses incurred.  As outlined in SFAS 52, assets and liabilities are translated at the exchange rate in effect at the balance sheet date, and income and expense accounts at average exchange rates during the year.  We recorded approximately $1,000 and $6,000 in operating expenses in 2006 and 2005, respectively, which represents the total accumulated foreign currency translation adjustments related to foreign offices.  These amounts also represent the annual change in the accumulated other comprehensive loss during 2006 and 2005.

Accounting for Stock Options

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

Prior to January 1, 2006, we accounted for employee stock-based compensation in accordance with APB 25 and followed the disclosure requirements in accordance with SFAS 148.  No compensation cost was recorded for stock options, as historically all options granted under our stock option plans have an exercise price equal (at minimum) to the market value of the underlying common stock on the date of grant.

We adopted SFAS 123(R) on January 1, 2006 using the modified prospective application method described in the statement. Results for prior periods have not been restated.  Stock-based compensation expense recognized during each period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest.  Stock-based compensation expense recognized in the consolidated statement of operations during 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 148 and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123(R).  As stock-based compensation expense recognized in the statement of operations after December 31, 2005 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  In the pro forma information required under SFAS 148 for the periods prior to 2006, we accounted for forfeitures as they occurred.

By adopting SFAS 123(R) we anticipate recording substantial non-cash stock compensation expenses. The adoption of SFAS 123(R) is not expected to have a significant effect on our financial condition or cash flows but is expected to have a significant, adverse effect on our results of operations.

Effect of Adopting SFAS No. 123(R)

The effect of adopting SFAS No. 123(R) as of January 1, 2006 for the year ended December 31, 2006 (in thousands, except per share data) is as follows:

For Year Ended December 31, 2006

Stock-option compensation expense recognized
(for stock options only):
Cost of revenue	$26
Research and development	109
Sales and marketing	178
General and administrative	128
Effect on net loss	$441
Effect on basic and diluted earnings per common share	$(0.06)

Pro Forma Presentation for Periods Prior to the Adoption of SFAS 123(R)

Under the modified prospective application method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123(R).  The following pro forma information was reported, as required by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” for the year ended December 31, 2005.

For Year Ended
December 31, 2005

Net loss attributable to common stockholders	$(4,923)
Deduct: Total stock-based compensation determined under fair value-based method for all awards	(831)
Pro forma net loss attributable to common stockholders	$(5,754)
Net loss per share attributable to common stockholders:
as reported (basic and diluted)	$(0.77)
pro forma (basic and diluted)	$(0.90)
Weighted-average shares used in computation:
Basic and diluted	6,424

Valuation Assumptions

The fair values of option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for fiscal years ending December 31, 2006 and 2005, respectively:

	2006	2005

Weighted average grant date fair value	$0.32	$2.34
Weighted average assumptions used:
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.4%	3.9%
Expected volatility	106.0%	112.4%
Expected life (in years)	5	4.4

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

Net Loss Per Share

We report two separate earnings per share (“EPS”) numbers, basic EPS and diluted EPS.  Basic net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders for the year by the weighted average number of common shares outstanding for the year.  Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders for the year by the weighted average number of common shares and common stock equivalents outstanding for the year.  Our common stock equivalents include all common stock issuable upon conversion of convertible preferred stock and the exercise of outstanding options and warrants.  The aggregate number of common stock equivalents excluded from the loss per share calculation at December 31, 2006 and 2005 totaled 3,951,223 and 3,892,157, respectively.  Common stock equivalents are not included in the diluted loss per share for the years ended December 31, 2006 and 2005, as they are anti-dilutive as a result of incurring net losses during these years.

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

Software development costs are included in research and development and are expensed as incurred. SFAS 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” requires that software development costs incurred subsequent to reaching technological feasibility be capitalized, if material. If the process of developing a new product or major enhancement does not include a detailed program design, technological feasibility is determined only after completion of a working model. To date, the period between achieving technological feasibility and the general availability of such software has been short, and the software development costs qualifying for capitalization have been insignificant.

Severance Charges

In connection with our continued shift to our new intrusion detection and security appliance product lines, we streamlined operations and activities that are not aligned with these core markets and strategies.  During 2006, we recorded $10 thousand for severance as a result of reductions in force.  During 2005, we recorded $0.1 million for severance as a result of reductions in force.  Severance obligations were paid prior to December 31, 2006 and 2005 for the respective reporting periods, and we were not receiving further benefit from the severed individuals after December 31, 2006 and 2005, respectively.

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

Recent Accounting Pronouncements

FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 (January 1, 2007 for us). FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We are currently evaluating the impact, if any, the adoption of FIN 48 will have on our financial statements.

SFAS No. 157 - Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for us).  We are currently evaluating the impact, if any, the adoption of FIN 157 will have on our financial statements.

3. Balance Sheet Detail (in thousands)

Inventories

	December 31,
	2006	2005
Finished products	$180	$290
Work in process	8	8
Demonstration systems	21	75
	$209	$373

Other Accrued Expenses

	December 31,
	2006	2005

Accrued sales commissions	$10	$26
Accrued payroll	115	141
Accrued property taxes	26	63
Accrued sales taxes	34	139
Other	98	46
	$283	$415

4. Commitments and Contingencies

Leases

We lease office space for our corporate headquarters in Richardson, Texas under an operating lease, the base term of which expires in February 2010.  We lease office space in San Diego, California for a portion of our security software research and development staff under an operating lease that expired in August 2006 and has continued on a month to month basis.

  The Company’s lease for the headquarters facility contains escalation provisions.  In accordance with SFAS 13 “Accounting for Leases,” FASB Technical Bulletin 88-1 “Issues Relating to Accounting for Leases,” and FASB Technical Bulletin 85-3 “Accounting for Operational Leases with Scheduled Rent Increases,” the Company records rent expense on facility leases on a straight-line basis.  Real estate taxes, insurance and maintenance expenses are the obligations of the Company.  Rent expense totaled approximately $486,000 and $600,000 for the years ended December 31, 2006 and 2005, respectively.

Future minimum lease payments consisted of the following on December 31, 2006 (in thousands):

2007	$378
2008	393
2009	409
2010	68
$1,248

Legal Proceedings

We are subject to legal proceedings and claims that arise in the ordinary course of business. We do not believe that the outcome of those matters will have a material adverse affect on our consolidated financial position, operating results or cash flows. However, there can be no assurance such legal proceedings will not have a material impact.

We are not aware of any material claims outstanding or pending against Intrusion Inc. at December 31, 2006.

5. Employee Benefit Plans

Employee Stock Purchase Plan

On April 24, 1997, we adopted an Employee Stock Purchase Plan (the “Purchase Plan”) under which 125,000 shares of common stock have been reserved for issuance. Eligible employees may designate not more than 10% of their compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan. The Purchase Plan was amended January 17, 2001 to increase the maximum number of shares that can be purchased per participant from 500 shares to 1,000 shares per offering. Each participant may purchase up to 2,000 shares in any one calendar year. On January 31 and July 31 of each calendar year, shares of common stock are purchased with the employees’ payroll deductions over the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price on the first day of the six-month period. The Purchase Plan will terminate no later than April 24, 2007. No shares were purchased under the Purchase Plan in the years ended December 31, 2006 and December 31, 2005.  A total of 45,702 shares have been issued under the Purchase Plan and 79,298 shares are available for purchase as of December 31, 2006.

Employee 401(k) Plan

We adopted a plan known as the Intrusion Inc. 401(k) Savings Plan (the “Plan”) to provide retirement and incidental benefits for our employees.  The Plan covers substantially all employees who meet minimum age and service requirements.  As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax deferred salary deductions for eligible employees.

Employees may contribute from 1% to 25% of their annual compensation to the Plan, limited to a maximum amount as set by the Internal Revenue Service.  Participants who are over the age of 50 may contribute an additional amount of their salary per year, as defined annually by the Internal Revenue Service.  We match employee contributions at the rate of $0.25 per each $1.00 of contribution on the first 4% of compensation.  Matching contributions to the Plan were approximately $23,000 and $24,000 for the years ended December 31, 2006 and 2005, respectively.

6. Line of Credit

On March 29, 2006, we established a $1,000,000 line of credit with Silicon Valley Bank which may increase to $2,000,000 if we have EBITDA of at least $200,000 for two consecutive quarters.  Under the terms of this agreement, we may borrow an amount equal up to 80% of eligible accounts receivable balances.  In addition, we may obtain inventory advances equal to 35% of finished goods inventory, capped at the lesser of the inventory availability, $300,000 or 35% of our total borrowing base.  The financial covenant is a ratio of unrestricted cash on deposit with Silicon Valley Bank plus the amount equal to 80% of our eligible accounts receivable to the amount of the obligations of not less than 1.25:1.00. Beginning on the date the revolving line increases to $2,000,000 and measured thereafter on a rolling three (3) month basis as of the end of each month, EBITDA, less the aggregate amount of Permitted Dividends, must be at least $0.00. If our credit line increases to $2,000,000, inventory advances will be capped at the lesser of the inventory availability, $600,000 or 35% of our borrowing base.  We have current balance due under this credit line of $200,000 at December 31, 2006.  Also, assuming eligible receivables and inventory equal to the $844,000 of net accounts receivable and the $180,000 of finished goods inventory we had at December 31, 2006, we could borrow up to an additional $139,000 under our credit line at December 31, 2006.  Amounts we borrow under the credit line accrue interest at an annual rate of prime plus 1% and are secured by a lien on all of our assets.  As described in Note 12, the line of credit was renewed on March 29, 2007, accrued interest on all outstanding amounts is payable monthly in arrears and all outstanding principal and accrued but unpaid interest on the amounts we borrow are due on March 28, 2008.

7. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There are no deferred tax liabilities as of December 31, 2006 and 2005.  Significant components of our deferred tax assets as of December 31, 2006 and 2005 are as follows (in thousands):

	December 31
	2006	2005

Net operating loss carryforwards	$30,462	$29,355
Net operating loss carryforwards of foreign subsidiaries	374	374
Book over tax depreciation	94	87
Intangibles	939	1,118
FAS 123 options expense	162	—
Vacation accrual	78	97
Allowance for doubtful accounts and returns	24	26
Warranty accrual	18	18
Inventory allowance	69	51
Other	1,553	1,587
Deferred tax assets	33,773	32,713
Valuation allowance for deferred tax assets	(33,773)	(32,713)
Deferred tax assets, net of allowance	$—	$—

Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Realization of the future benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the near to medium term.  Management has considered these factors in determining the valuation allowance for 2006 and 2005.

The differences between the provision for income taxes and income taxes computed using the federal statutory rate for the years ended December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005

Reconciliation of income tax benefit to statutory rate:
Income tax benefit at statutory rate	$(1,028)	$(1,129)
State income taxes, net of federal income tax benefit	(80)	(87)
Change in valuation allowance	1,060	1,205
Other	48	11
	$—	$—

At December 31, 2006, we had federal net operating loss carryforwards of $83.1 million for income tax purposes that begin to expire in 2008 and are subject to the ownership change limitations under Internal Revenue Code Section 382. We also had $96.5 million of state net operating loss carryforwards.  Net operating loss carryforwards of the foreign subsidiaries of $0.4 million at December 31, 2006 are available indefinitely for offset only against taxable income generated by the foreign subsidiaries.

We made no federal tax payments during 2006 and 2005, and did not receive any federal income tax refunds in 2006 or 2005 for income taxes paid in previous years.

8. Stock Options

At December 31, 2006, we had three stock-based compensation plans, which are described below. These plans were developed to retain and attract key employees and directors.

In 1995, we adopted our 1995 Stock Option Plan (the “1995 Plan”), which provides for the issuance of up to 400,000 shares of common stock upon exercise of options granted pursuant to the 1995 Plan. On April 26, 2001, our stockholders increased the overall number of shares available for issuance pursuant to the plan to 825,000 shares of common stock. The 1995 Plan provides for the issuance of both non-qualified and incentive stock options to our employees, officers, and employee-directors. The 1995 Plan expired by its terms on March 21, 2005 and no options were available for future issuance after the expiration.  At December 31, 2006, 67,365 employee options have been exercised and employee options to purchase a total of 398,631 shares of common stock are outstanding.  A total of 2,290,295 options have been granted pursuant to the 1995 Plan, of which, 1,824,299 have been cancelled.

In 1995, we adopted the 1995 Non-Employee Director Stock Option Plan (the “1995 Non-Employee Director Plan”).  The 1995 Non-Employee Director Plan provided for the issuance of non-qualified stock options to non-employee directors. The 1995 Non-Employee Director Plan was amended in April 2002 to increase the number of shares available for issuance to 65,000 from 40,000 shares. The 1995 Non-Employee Director Plan expired by its terms on March 21, 2005 and no options were available for future issuance after the expiration.  No options have been exercised under the 1995 Non-Employee Director Plan.  Non-employee options to purchase a total of 32,500 shares of common stock are outstanding at December 31, 2006. A total of 62,500 options have been granted to directors pursuant to the 1995 Non-Employee Director Plan, of which, 30,000 have been cancelled.

On March 17, 2005, the Board approved the 2005 Stock Incentive Plan (the “2005 Plan”), which was approved by the stockholders on June 14, 2005.  The 2005 Plan serves as a replacement for the 1995 Non-Employee Director Plan and the 1995 Option Plan which expired by their terms on March 21, 2005.  The approval of the 2005 Plan had no effect on the 1995 Plans or any options granted pursuant to either plan.  All options will continue with their existing terms and will be subject to the 1995 Non-Employee Director Plan or the 1995 Plan, as applicable.  Further, the Company will not be able to re-issue any option which is cancelled or terminated under the 1995 Non-Employee Director Plan or the 1995 Option Plan.  The 2005 Plan provides for the issuance of up to 750,000 shares of common stock upon exercise of options granted pursuant to the 2005 Plan.  The 2005 Plan consists of three (3) separate equity incentive programs: the Discretionary Option Grant Program; the Stock Issuance Program; and the Automatic Option Grant Program for non-employee Board members.  Officers and employees, non-employee Board members and independent contractors are eligible to participate in the Discretionary Option Grant and Stock Issuance Programs.  Participation in the Automatic Option Grant Program is limited to non-employee members of the Board.  Each non-employee Board member will receive an option grant for 10,000 shares of Common Stock upon initial election or appointment to the Board, provided that individual has not previously been employed by the Company in the preceding six (6) months.  In addition, on the date of each annual stockholders meeting, each Board member will automatically be granted an option to purchase 5,000 shares of Common Stock, provided he or she has served as a non-employee Board member for at least six (6) months.  At December 31, 2006, no 2005 plan options have been exercised and employee and non-employee Board member options to purchase a total of 654,500 shares of common stock are outstanding.  A total of 726,500 options have been granted under the 2005 Plan, of which 72,000 have been cancelled and options for 95,500 shares remain available for future grant.  No shares have been issued pursuant to the Stock Issuance Program.

Common shares reserved for future issuance, including conversions of preferred stock, warrants, outstanding options and options available for future grant under all of the stock option plans and employee stock purchase plans total approximately 4,126,021 million shares at December 31, 2006 as follows:

(In thousands)	Outstanding	Available for Future Grant

Preferred Stock	1,342	—
Warrants	1,524	—
1995 Plan	399	—
1995 Non-Employee Director Plan	32	—
2005 Plan	655	96
Employee Stock Purchase Plan	—	79
Total	3,952	175

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

Stock Incentive Plan Summary

A summary of our stock option activity and related information for the years ended December 31, 2006 and 2005 is as follows:

	2006		2005
	Number of Options (in thousands)	Weighted Average Exercise Price	Number of Options (in thousands)	Weighted Average Exercise Price

Outstanding at beginning of year	891	$5.48	404	$11.08
Granted at price = market value	367.44		579	3.01
Granted at price > market value	60.33		—	—
Exercised	(1)	.76	(1)	2.02
Forfeited	(69)	2.75	(63)	2.45
Expired	(162)	8.42	(28)	41.73

Outstanding at end of year	1,086	$3.23	891	$5.48
Options exercisable at end of year	554	$5.47	307	$10.29

Stock Options Outstanding and Exercisable

Information related to stock options outstanding at December 31, 2006, is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at 12/31/06 (in thousands)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at 12/31/06 (in thousands)	Weighted Average Exercise Price
$0.30-$2.00	526	8.51 years	$0.62	97	$1.46
$2.01-$5.00	484	7.90 years	$3.02	382	$3.06
$5.01-$10.00	39	4.81 years	$5.97	38	$5.97
$10.01-$20.00	17	4.02 years	$19.21	17	$19.21
$20.01-$63.00	20	3.32 years	$57.78	20	$57.78
	1,086	7.94 years	$3.23	554	$5.47

Summarized information about outstanding stock options as of December 31, 2006, that are fully vested and those that are expected to vest in the future as well as stock options that are fully vested and currently exercisable, are as follows:

	Outstanding Stock Options (Fully Vested and Expected to Vest)*	Options that are Exercisable
As of December 31, 2006
Number of outstanding options	1,084	554
Weighted average remaining contractual life	.76	7.04
Weighted average exercise price per share	$3.24	$5.47
Intrinsic value	$58.6	$0

*                    Includes effects of expected forfeitures

The exercisable options detailed in the table above have a $0 intrinsic value as the fair market value on December 31, 2006 is less than the exercise prices of all of the exercisable options. As of December 31, 2006, the total unrecognized compensation cost related to non-vested options not yet recognized in the statement of operations totaled approximately $139 thousand (including expected forfeitures) and the weighted period over which these awards are expected to vest was 1.56 years.

9. Preferred Stock

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

During 2005, 580,304 shares of our 5% preferred stock were converted into 922,875 shares of our common stock.  There were no conversions of our 5% preferred stock during 2006.  At December 31, 2006 there are 259,696 shares of our 5% preferred stock outstanding.

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

During 2005, 565,200 shares of Series 2 5% preferred stock were converted into 565,200 shares of our common stock.  During 2006, 40,000 shares of Series 2 5% preferred stock were converted into 40,000 shares of our common stock.  At December 31, 2006 there are 460,000 shares of Series 2 5% preferred stock outstanding.

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

During 2006, 95,872 shares of Series 3 5% preferred stock were converted into 95,872 shares of our common stock.  At December 31, 2006 there are 468,735 shares of Series 3 5% preferred stock outstanding.

10. Common Stock Private Placement

On December 28, 2006, we completed a private placement of 1,250,000 shares of our Common Stock for gross proceeds of $500,000. G.Ward Paxton, our Chairman, President and Chief Executive Officer purchased 1,000,000 shares for a total of $400,000. Michael L.Paxton, our Vice President and Chief Financial Officer purchased 250,000 shares for a total of $100,000.

As described in Note 12, on March 15, 2007, we completed an additional private placement of 925,926 shares of our Common Stock for gross proceeds of $500,000.  G. Ward Paxton, our Chairman, President and Chief Executive Officer purchased 833,333 shares for a total of $450,000. Michael L. Paxton, our Vice President and Chief Financial Officer purchased 92,593 shares for a total of $50,000.

11. Segments, Major Customers and Geographic Information

Our operations are concentrated in one area—security software and appliances.  Sales to the U.S. Government through direct and indirect channels totaled 73.6% of total revenues for 2006 and 70.7% of total revenues for 2005.  During 2006 approximately 65.6% of total revenues are attributable to three government customers.  During 2005 approximately 59.7% of total revenues are attributable to three government customers.  There were no individual commercial customers in 2006 or 2005 that exceeded 10% of total revenues for that year.  Our similar product and service offerings are not viewed as individual segments, as our management analyzes the business as a whole and expenses are not allocated to each product offering.

Export sales (based on our customers location), primarily to Europe, Asia and Canada, were $0.5 million in 2006 and $0.6 million in 2005. No significant long-lived assets are deployed outside of the United States.  Our foreign operations act only as sales support offices in those regions.

12. Subsequent Events

On March 29, 2007, we renewed our existing $1,000,000 line of credit with Silicon Valley Bank.  Under the terms of this agreement, we may borrow an amount equal up to 80% of eligible accounts receivable balances.  In addition, we may obtain inventory advances equal to 35% of finished goods inventory, capped at the lesser of the inventory availability, $300,000 or 35% of our total borrowing base.  The line of credit will increase to $2,000,000 upon achieving two consecutive quarters of $200,000 in positive EBITDA.  If the credit line increases to $2,000,000, inventory advances will be capped at the lesser of the inventory availability, $600,000 or 35% of our borrowing base.  Amounts we borrow under the credit line accrue interest at an annual rate of prime plus 1% and are secured by a lien on all of our assets.  Accrued interest on all outstanding amounts is payable monthly in arrears and all outstanding principal and accrued but unpaid interest on the amounts we borrow are due on March 28, 2008.

On March 15, 2007, we completed an additional private placement of 925,926 shares of our Common Stock for gross proceeds of $500,000.