Form 10QSB
period 2007-03-31
INTRUSION INC
filed 2007-05-15
CIK 736012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on May 4, 2007 was 9,222,139.

Transitional Small Business Disclosure Format (check one):   Yes  ☐   No  ☒

INTRUSION INC.

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006

Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Controls and Procedures

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Item 6. Exhibits

Signature Page

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	March 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$682	$933
Accounts receivable, less allowance for doubtful accounts of $76 in 2007 and $90 in 2006	809	844
Inventories, net	209	209
Prepaid expenses	152	198
Total current assets	1,852	2,184
Property and equipment, net	172	162
Other assets	45	41
TOTAL ASSETS	$2,069	$2,387

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$899	$1,099
Line of credit	125	200
Deferred revenue	351	367
Total current liabilities	1,375	1,666

Stockholders’ Equity:
Preferred stock, $0.01 par value: Authorized Shares – 5,000
Series 1 shares issued and outstanding — 260 Liquidation preference of $1,331 as of March 31, 2007	918	918
Series 2 shares issued and outstanding — 460 Liquidation preference of $1,155 as of March 31, 2007	724	724
Series 3 shares issued and outstanding — 469 Liquidation preference of $1,026 as of March 31, 2007	667	667
Common stock, $0.01 par value:
Authorized shares — 80,000
Issued shares — 9,232 in 2007 and 8,306 in 2006
Outstanding shares — 9,222 in 2007 and 8,296 in 2006	92	83
Common stock held in treasury, at cost – 10 shares	(362)	(362)
Additional paid-in capital	54,403	53,947
Accumulated deficit	(55,569)	(55,077)
Accumulated other comprehensive loss	(179)	(179)
Total stockholders’ equity	694	721
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,069	$2,387

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended
	March 31, 2007	March 31, 2006
Net product revenue	$898	$418
Net customer support and maintenance revenue	194	433
Total revenue	1,092	851
Cost of product revenue	403	257
Cost of customer support and maintenance revenue	18	130
Total cost of revenue	421	387

Gross profit	671	464

Operating expenses:
Sales and marketing	515	817
Research and development	423	792
General and administrative	227	348

Operating loss	(494)	(1,493)

Interest income, net	2	18

Loss before income tax provision	(492)	(1,475)

Income tax provision	—	—

Net loss	$(492)	$(1,475)

Preferred stock dividends accrued	(43)	(45)
Net loss attributable to common stockholders	$(535)	$(1,520)

Net loss per share attributable to common stockholders (basic and diluted)	$(0.06)	$(0.22)

Weighted average common shares outstanding, basic and diluted	8,471	6,981

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31, 2007	March 31, 2006
Operating Activities:
Net loss	$(492)	$(1,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17	36
Provision for doubtful accounts	(14)	(13)
Stock-based compensation	8	198
Changes in operating assets and liabilities:
Accounts receivable	49	(123)
Inventories	—	25
Prepaid expenses and other assets	42	6
Accounts payable and accrued expenses	(216)	(159)
Deferred revenue	(16)	(174)
Net cash used in operating activities	(622)	(1,679)
Investing Activities:
Purchases of property and equipment	(27)	—
Financing Activities:
Net activity under line of credit	(75)	—
Proceeds from the exercise of employee stock options	—	1
Dividends paid on preferred stock	(27)	(47)
Proceeds from the issuance of common stock	500	—
Net cash provided by (used in) financing activities	398	(46)

Net decrease in cash and cash equivalents	(251)	(1,725)
Cash and cash equivalents at beginning of period	933	2,844
Cash and cash equivalents at end of period	$682	$1,119

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:

Preferred stock dividends accrued but not paid	$43	$42

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Description of Business

We develop, market, and support a family of network intrusion prevention, intrusion detection, regulated information compliance, data privacy protection and entity identification products. Our product families include the Compliance Commander™ for regulated information and data privacy protection, Intrusion SpySnare™ for real-time inline blocking of spyware and unwanted peer-to-peer (P2P) applications, Intrusion SecureNet for network intrusion prevention and detection and TraceCop™ for identity identification. Intrusion’s products help protect critical information assets by quickly detecting, protecting, analyzing and reporting attacks or misuse of classified, private and regulated information for government and enterprise networks.

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

Our principal executive offices are located at 1101 East Arapaho Road, Suite 200, Richardson, Texas 75081, and our telephone number is (972) 234-6400. Our website URL is www.intrusion.com. Information contained in or linked to our website is not a part of this report. References to “we,” “us” and “our” in this report refer to Intrusion Inc. and its subsidiaries.

As of March 31, 2007, we had cash and cash equivalents of approximately $0.7 million, down from approximately $0.9 million as of December 31, 2006. We expect our net operating losses and operating cash outflows to continue through at least the second quarter of 2007 and possibly throughout the remainder of fiscal year 2007. In addition, we are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources. Of the $0.7 million in cash and cash equivalents at March 31, 2007, $0.5 million was derived from a private investment by our Chief Executive and Chief Financial Officers which closed on March 15, 2007. As of March 31, 2007 we had approximately $42,000 in available funding under our existing credit lines. If necessary, we expect to fund our operations through additional investments of private equity, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly. On March 15, 2007, the Company received a written commitment from our Chief Executive Officer to invest up to an additional $750,000 in the Company through March 2008, should such funding by required by the Company, on terms and conditions yet to be determined. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the next few months, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

2.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The December 31, 2006 balance sheet was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States. However, we believe that the disclosures are adequate to make the information presented not misleading. In our opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The results of operations for the three month period ending March 31, 2007 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

3.     Inventories (In thousands)

	March 31, 2007	December 31, 2006

Inventories consist of:

Finished goods	$186	$180
Work in progress	8	8
Demonstration systems	15	21
Net inventory	$209	$209

4.     Accounting for Stock-Based Compensation

At March 31, 2007, we had three stock-based compensation plans, which are described below. These plans were developed to retain and attract key employees and directors.

In 1995, we adopted our 1995 Stock Option Plan (the “1995 Plan”), which provides for the issuance of up to 400,000 shares of common stock upon exercise of options granted pursuant to the 1995 Plan. On April 26, 2001, our stockholders increased the overall number of shares available for issuance pursuant to the plan to 825,000 shares of common stock. The 1995 Plan provided for the issuance of both non-qualified and incentive stock options to our employees, officers, and employee-directors. The 1995 Plan expired by its terms on March 21, 2005 and no options were available for future issuance after the expiration. At March 31, 2007, 67,365 employee options have been exercised and employee options to purchase a total of 382,748 shares of common stock are outstanding. A total of 2,290,295 options have been granted pursuant to the 1995 Plan, of which, 1,840,182 have been cancelled.

In 1995, we adopted the 1995 Non-Employee Director Stock Option Plan (the “1995 Non-Employee Director Plan”). The 1995 Non-Employee Director Plan provided for the issuance of non-qualified stock options to non-employee directors. The 1995 Non-Employee Director Plan was amended in April 2002 to increase the number of shares available for issuance to 65,000 from 40,000 shares. The 1995 Non-Employee Director Plan expired by its terms on March 21, 2005 and no options were available for future issuance after the expiration. No options have been exercised under the 1995 Non-Employee Director Plan. Non-employee options to purchase a total of 32,500 shares of common stock are outstanding at March 31, 2007. A total of 62,500 options have been granted to directors pursuant to the 1995 Non-Employee Director Plan, of which, 30,000 have been cancelled.

On March 17, 2005, the Board approved the 2005 Stock Incentive Plan (the “2005 Plan”), which was approved by the stockholders on June 14, 2005. The 2005 Plan serves as a replacement for the 1995 Non-Employee Director Plan and the 1995 Option Plan which expired by their terms on March 21, 2005. The approval of the 2005 Plan had no effect on the 1995 Plans or any options granted pursuant to either plan. All options will continue with their existing terms and will be subject to the 1995 Non-Employee Director Plan or the 1995 Plan, as applicable. Further, the Company will not be able to re-issue any option which is cancelled or terminated under the 1995 Non-Employee Director Plan or the 1995 Option Plan. The 2005 Plan provides for the issuance of up to 750,000 shares of common stock upon exercise of options granted pursuant to the 2005 Plan. The 2005 Plan consists of three (3) separate equity incentive programs: the Discretionary Option Grant Program; the Stock Issuance Program; and the Automatic Option Grant Program for non-employee Board members. Officers and employees, non-employee Board members and independent contractors are eligible to participate in the Discretionary Option Grant and Stock Issuance Programs. Participation in the Automatic Option Grant Program is limited to non-employee members of the Board. Each non-employee Board member will receive an option grant for 10,000 shares of Common Stock upon initial election or appointment to the Board, provided that individual has not previously been employed by the Company in the preceding six (6) months. In addition, on the date of each annual stockholders meeting, each Board member will automatically be granted an option to purchase 5,000 shares of Common Stock, provided he or she has served as a non-employee Board member for at least six (6) months. At March 31, 2007, no 2005 Plan options have been exercised and employee and non-employee Board member options to purchase a total of 639,834 shares of common stock are outstanding. A total of 736,500 options have been granted under the 2005 Plan, of which 96,666 have been cancelled and options for 110,166 shares remain available for future grant. No shares have been issued pursuant to the Stock Issuance Program.

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

The following table summarizes stock-based compensation expense under SFAS No. 123(R) for the three months ended March 31, 2007 (in thousands, except per share data) which was allocated as follows:

	For Three Months Ended
	March 31, 2007(1)	March 31, 2006

Cost of revenue	$(1)	$24
Research and development	8	43
Sales and marketing	—	69
General and administrative	1	62
Effect on net loss	$8	$198
Effect on basic and diluted earnings per common share	$—	$(0.03)

(1) Represents an increase of the estimated forfeiture rate for January 2007 to 20% from 15%. The increase in the forfeiture rate is due to greater than expected option terminations due to higher employee turnover than in the past.

Valuation Assumptions

The fair values of option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	For Three Months Ended
	March 31, 2007	March 31, 2006

Weighted average grant date fair value	$0.49	$1.29
Weighted average assumptions used:
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.75%	4.3%
Expected volatility	108.0%	97.4%
Expected life (in years)	5.0	5.0

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

Stock Incentive Plan Activity

Stock option activity under the Company’s various long-term incentive and director compensation plans during the three months ended March 31, 2007, were as follows:

	Number of Options	Weighted Average Exercise Price
	(in thousands)

Outstanding at December 31, 2006	1,086	$3.23
Granted	10	0.62
Exercised	—	—
Cancelled
Forfeited	(33)	1.42
Expired	(8)	3.19

Outstanding at March 31, 2007	1,055	$3.26

Summarized information about outstanding stock options as of March 31, 2007, that are fully vested and those that are expected to vest in the future as well as stock options that are fully vested and currently exercisable, are as follows:

As of March 31, 2007	Outstanding Stock Options (Fully Vested and Expected to Vest)*	Options that are Exercisable

Number of outstanding options*	1,053	597
Weighted average remaining contractual life	7.69	6.90
Weighted average exercise price per share	$3.27	$5.26
Intrinsic value	$88	$—

* Includes effects of expected forfeitures

As of March 31, 2007, the total unrecognized compensation cost related to non-vested options not yet recognized in the statement of operations totaled approximately $96 thousand (including estimated forfeitures) and the weighted period over which these awards are expected to be recognized was 1.49 years.

5.     Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and common stock equivalents outstanding for the period. Our common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding options and warrants. The aggregate number of common stock equivalents excluded from the diluted loss per share calculation for the periods ended March 31, 2007 and 2006 are 3,920,674 and 3,764,187, respectively. Our common stock equivalents are not included in the diluted loss per share for the three month periods ended March 31, 2007 and 2006, as they are antidilutive.

6.     New Accounting Pronouncement

In January 2007, we adopted the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. We did not recognize any adjustments to our financial statements as a result of our implementation of FIN 48.

7.     Commitments and Contingencies

We are subject to legal proceedings and claims that arise in the ordinary course of business. We do not believe that the outcome of those matters will have a material adverse affect on our consolidated financial position, operating results or cash flows. However, there can be no assurance such legal proceedings will not have a material impact.

8.               Common Stock

On March 15, 2007, we completed a private placement of 925,926 shares of our common stock for gross proceeds totaling $500,000.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements concerning: the difficulties in forecasting future sales caused by current economic and market conditions, the effect of military actions on government and corporate spending on information security products, spending patterns of, and appropriations to, U.S. government departments, the impact of our cost reduction programs and our refocused product line, the difficulties and uncertainties in successfully developing and introducing new products, market acceptance of our products, the impact of sustained losses on our ability to successfully operate and grow our business, our stock price, the highly competitive market for our products, the effects of sales and implementation cycles for our new products on our quarterly results, difficulties in accurately estimating market growth, the consolidation of the information security industry, the impact of changing economic conditions, business conditions in the information security industry, our ability to manage acquisitions effectively, our ability to manage discontinued operations effectively, the impact of market peers and their products as well as risks concerning future technology and others identified in our Annual Report on Form 10-KSB and other Securities and Exchange Commission filings. Such forward-looking statements are generally accompanied by words such as “plan,” “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate,” “may” or other words that convey uncertainty of future events or outcomes. These forward-looking statements and other statements made elsewhere in this report are made in reliance on the Private Securities Litigation Reform Act of 1995. The section below entitled “Factors That May Affect Future Results of Operations” sets forth and incorporates by reference certain factors that could cause actual future results of the Company to differ materially from these statements.

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

	Three Months Ended
	March 31, 2007	March 31, 2006
Net product revenue	82.3%	49.2%
Net customer support and maintenance revenue	17.7	50.8
Total revenue	100.0	100.0
Cost of product revenue	36.9	30.2
Cost of customer support and maintenance revenue	1.7	15.3
Total cost of revenue	38.6	45.5
Gross profit	61.4	54.5
Operating expenses:
Sales and marketing	47.1	96.0
Research and development	38.7	93.1
General and administrative	20.8	40.9
Operating loss	(45.2)	(175.4)

Interest income, net	0.1	2.1
Loss before income tax provision	(45.1)	(173.3)

Income tax provision	—	—

Net loss	(45.1)%	(173.3)%
Preferred stock dividends accrued	(3.9)	(5.3)
Beneficial conversion feature on preferred stock	—	—

Net loss attributable to common stockholders	(49.0)%	(178.6)%

	Three Months Ended
	March 31, 2007	March 31, 2006
Domestic revenues	88.0%	85.8%
Export revenues to:
Europe	11.1	8.1
Canada	0.1	3.4
Asia	0.8	2.5
Latin America	0.0	0.2

Net revenues	100.0%	100.0%

Net Revenues.  Net revenues for the quarter ended March 31, 2007 were $1.1 million, compared to $0.9 million for the same period in 2006. Product revenues increased $0.5 million for the quarter ended March 31, 2007 compared to the same period in 2006. Customer support and maintenance revenue decreased $0.2 million for the quarter ended March 31, 2007 compared to the same period in 2006.

Concentration of Revenues.  Revenues from sales to various U.S. government entities totaled $0.8 million, or 70.5 % of revenues, for the quarter ended March 31, 2007 compared to $0.6 million, or 66.8% of revenues, for the same period in 2006. Although we expect our concentration of revenues to vary among customers in future quarters depending upon the timing of certain sales, we anticipate that sales to government customers will continue to account for a significant portion of our revenues in future quarters. Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including potential disruption to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience. Although we do not believe that that any of our revenues with government customers are subject to renegotiation, a large number of cancelled or renegotiated government orders could have a material adverse effect on our financial results. Currently, we are not aware of any proposed cancellation or renegotiation of any of our existing arrangement with government entities and, historically, government entities have not cancelled or renegotiated orders which had a material adverse effect on our business.

Gross Profit.  Gross profit was $0.7 million or 61.4% of net revenues for the quarter ended March 31, 2007, compared to $0.5 million or 54.5% of net revenues for the same period in 2006. Gross profit margins as a percentage of net revenues increased from the same period in the prior year due to a favorable shift in product mix. Gross profit on product revenues for the quarter ended March 31, increased from 38.5% in 2006 to 55.1% in 2007 due to an increase in sales volume and favorable product mix. Gross profit on customer support and maintenance revenues for the quarter ended March 31, increased from 70.0% in 2006 to 90.7% in 2007.

Gross profit as a percentage of net revenues is impacted by several factors, including shifts in product mix, changes in channels of distribution, revenue volume, fluctuations in third-party assembly costs, pricing strategies, and fluctuations in revenues of integrated third-party products.

Sales and Marketing.  Sales and marketing expenses decreased to $0.5 million or 47.1% of net revenues for the quarter ended March 31, 2007 compared to $0.8 million or 96.0% of net revenues in 2006 primarily due to a planned reduction in sales related expenses. Sales and marketing expenses may vary in the future. However, we believe that these costs will remain relatively constant through the end of 2007.

Research and Development.  Research and development expenses decreased to $0.4 million or 38.7% on net revenues for the quarter ended March 31, 2007 from $0.8 million or 93.1% of net revenues for the same period in 2006. Research and development costs are expensed in the period incurred. Research and development expenses decreased in the three months ended March 31, 2007, compared to the same period in 2006 primarily due to shifts from R&D expenses to cost of sales in relation to engineering contract jobs. Research and development expenses may vary in the future; however, we believe that these costs will remain relatively constant through the end of 2007.

General and Administrative.  General and administrative expenses decreased to $0.2 million for the quarter ended March 31, 2007, compared to $0.3 million for the quarter ended March 31, 2006 primarily due to stock-based compensation expense totaling $62 thousand recognized in 2006 under SFAS123(R). It is expected that general and administrative expenses will remain relatively constant throughout the remainder of 2007, as no further cost reductions are anticipated. General and administrative expense may vary in the future.

Interest.  Net interest income decreased to $2 thousand for the quarter ended March 31, 2007 compared to $18 thousand for the same period in 2006. The decrease in interest income was primarily due to a decrease of cash and short-term investment balances when compared to the prior year. Net interest income may vary in the future based on our cash flow and rate of return on investments.

Liquidity and Capital Resources

Our principal source of liquidity at March 31, 2007 is approximately $0.7 million of cash and cash equivalents. At March 31, 2007 working capital was $0.5 million compared to $1.4 million at March 31, 2006.

Cash used in operations for the three months ended March 31, 2007 was $0.6 million, primarily due to a net loss of $0.5 million, a decrease in accounts payable and accrued expenses of $216 thousand, a reduction in deferred revenue of $16 thousand, and a reduction in the provision for doubtful accounts of $14 thousand. This cash decrease was partially offset by stock-based compensation of $8 thousand, depreciation expense of $17 thousand, a decrease in accounts receivable of $49 thousand, and a decrease in prepaid expenses and other assets of $42 thousand. Cash used in operations for the three months ended March 31, 2006 was $1.7 million, primarily due to a net loss of $1.5 million, a decrease in accounts payable and accrued expenses of $0.2 million, a reduction in deferred revenue of $0.2 million, an increase in accounts receivable of $0.1 million and a reduction in the provision for doubtful accounts of $13 thousand. This cash decrease was partially offset by stock-based compensation of $0.2 million, depreciation expense of $36 thousand, a decrease in inventories of $25 thousand and a decrease in prepaid expenses and other assets of $6 thousand. Future fluctuations in inventory balances, accounts receivable and accounts payable will be dependent upon several factors, including, but not limited to, quarterly sales, our strategy in building inventory in advance of receiving orders from customers, and the accuracy of our forecasts of product demand and component requirements.

There was $27 thousand of cash used in investing activities in the three months ended March 31, 2007 for net purchases of property and equipment, compared to no cash used in investing activities in the three months ended March 31, 2006.

Cash provided in financing activities in the three months ended March 31, 2007 was $0.4 million, primarily consisting of the proceeds from the issuance of common stock of $0.5 million, payment of dividends on preferred stock of $27 thousand and net activity under the line of credit of $75 thousand, compared to cash used in financing activities in the three months ended March 31, 2006 was $46 thousand, primarily consisting of the payment of dividends on preferred stock.

At March 31, 2007, the Company did not have any material commitments for capital expenditures.

During the three months ended March 31, 2007, the Company funded its operations through the use of cash and cash equivalents.

On March 15, 2007, we completed a private placement of 925,926 shares of our Common Stock for gross proceeds of $500,000.

On March 29, 2006, we established a $1,000,000 line of credit with Silicon Valley Bank. Under the terms of this agreement, we may borrow an amount equal up to 80% of eligible accounts receivable balances. In addition, we may obtain inventory advances equal to 35% of finished good inventory, capped at the lesser of the inventory availability, $300,000 or 35% of our total borrowing base. If our credit line increases to $2,000,000, inventory advances will be capped at the lesser of the inventory availability, $600,000 or 35% of our borrowing base. Amounts we borrow under the credit line accrue interest at an annual rate of prime plus 1% and are secured by a lien on all of our assets. Accrued interest on all outstanding amounts is payable monthly in arrears and all outstanding principal and accrued but unpaid interest on the amounts we borrow are due on March 28, 2008. Our ability to receive advances under this credit line will increase if we generate additional receivables and inventory. We have a current balance due under this credit line of $125,000 at March 31, 2007. Also, assuming receivables and inventory equal to the $809,000 of net accounts receivable and the $186,000 of finished goods inventory we had at March 31, 2007, we could borrow up to an additional $42,000 under our credit line at March 31, 2007. The line of credit was renewed on March 29, 2007, accrued interest on all outstanding amounts is payable monthly in arrears and all outstanding principal and accrued but unpaid interest on the amounts we borrow are due on March 28, 2008.

We expect our net operating losses and operating cash outflows to continue through at least the second quarter of 2007 and possibly throughout the remainder of fiscal year 2007. The sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control. In addition, we are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources. Of the $0.7 million in cash and cash equivalents at March 31, 2006, $0.5 million was derived from a private investment by our Chief Executive and Chief Financial Officers which closed on March 15, 2007. As of March 31, 2007 we had approximately $42,000 in available funding under our existing credit line. Based on projections for increased revenues in 2007, the closing of the $0.5 million private placement on March 15, 2007 and a commitment from the Company’s CEO to advance the Company up to $0.75 million in funding should it be necessary, we believe that our available credit line and available cash resources will provide sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months. It is possible that we may need to fund our operations through additional investments of private equity, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the next few months, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

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

Off-Balance Sheet Arrangements.

As of March 31, 2007, we did not have any significant off-balance sheet arrangements, as defined by Item 303(c)(2) of Regulation S-B.

Factors That May Affect Future Results of Operations

Numerous factors may affect our business and future results of operations. These factors include current economic and market conditions, the effect of military actions on government and corporate spending on information security products, spending patterns of, and appropriations to, U.S. government departments, technological changes, competition and market acceptance, acquisitions, product transitions, timing of orders, manufacturing and suppliers, reliance on outsourcing vendors and other partners, intellectual property and licenses, third-party products, dependence on government customers, international operations, intellectual property issues, liquidity and cash resources and effects of restructuring plans and cost reductions. The discussion below addresses some of these and other factors. For a more thorough discussion of these and other factors that may affect our business and future results, see the discussion under the caption “Factors That May Affect Future Results of Operations” in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Our cash and cash equivalents decreased from $0.9 million at December 31, 2006 to $0.7 million at March 31, 2007. As a result of our expected continuing net cash outflows, we may not have sufficient cash to operate our business and may not be able to maintain certain liquidity requirements.

As of March 31, 2007, we had cash and cash equivalents of approximately $0.7 million, down from approximately $0.9 million as of December 31, 2006. We expect our net operating losses and operating cash outflows to continue through at least the second quarter of 2007 and possibly throughout the remainder of fiscal year 2007. In addition, we are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources. Of the $0.7 million in cash and cash equivalents at March 31, 2007, $0.5 million was derived from a private investment by our Chief Executive and Chief Financial Officers which closed on March 15, 2007. As of March 31, 2007 we had approximately $42,000 in available funding under our existing credit lines. If necessary, we expect to fund our operations through additional investments of private equity, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly. On March 15, 2007, the Company received a written commitment from our Chief Executive Officer to invest up to an additional $750,000 in the Company through March 2008, should such funding by required by the Company, on terms and conditions yet to be determined. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the next few months, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

Our revenues declined from $6.0 million in 2005 to $5.2 million in 2006 in connection with a shift in focus from SecureNet products to Compliance Commander and TraceCop products. If our newer products do not achieve market acceptance, our revenues will continue to suffer.

We have transitioned our sales strategy focus from SecureNet to Compliance Commander and TraceCop. During this transition, sales of our newer products have not offset the losses in sales associated with our older products. As a result, our net revenues declined from $6.0 million in 2005 to $5.2 million in 2006 and only increased by $0.2 million in the first quarter of 2007. We can provide no assurances that sales of our newer products will ever offset the losses in sales of older products or generate sufficient revenues to sustain our business.

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

We had a net loss of $0.5 million and an accumulated deficit of $55.6 million for the quarter ended March 31, 2007. As a result, we must generate substantially greater revenues from sales in order to achieve profitability.

We incurred significant operating losses for the quarter ended March 31, 2007 and have incurred operating losses in previous quarters. For the year ended December 31, 2006, we incurred a net loss of $3.0 million and had an accumulated deficit of approximately $55.1 million. We need to generate and sustain substantially greater revenues from the sales of our products if we are to achieve profitability. If we are unable to achieve these greater revenues, our losses will continue for the near term and possibly longer, and we may never achieve or sustain profitability or generate positive cash flow from operations.

A large percentage of our revenues are received from U.S. government entities, and the loss of one of these customers could reduce our revenues and materially harm our business and prospects.

A large percentage of our revenues result from sales to U.S. government entities.  If we were to lose one or more of these key relationships, our revenues could decline and our business and prospects may be materially harmed. We expect that even if we are successful in developing relationships with non-governmental customers, our revenues will continue to be concentrated among government entities. For the quarter ended March 31, 2007, sales to U.S. government entities collectively accounted for 70.5% of our total net revenues.  For the years ended December 31, 2004, 2005 and 2006, sales to U.S. government entities collectively accounted for 53.6%, 70.7% and 73.6% of our total net revenues, respectively. The loss of any of these key relationships may send a negative message to other U.S. government entities or non-governmental customers concerning our product offering.  We cannot assure you that U.S. government entities will be customers of ours in future periods or that we will be able to diversify our customer portfolio to adequately mitigate the risk of loss of any of these customers.

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

For the years ended December 31, 2004, 2005 and 2006, we derived 36.9%, 36.2% and 17.3% of our revenues from sales through indirect sales channels, such as distributors, value-added resellers, system integrators, original equipment manufacturers and managed service providers.  We derived 18.3% of our revenues in the first quarter of 2007 from such sales channels.  We must expand our sales through these indirect channels in order to increase our revenues.  We cannot assure you that our products will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues.  Further, many of our competitors are also trying to sell their products through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our products.

International sales comprise a material portion of our overall revenues.  Our ability to sell our products internationally is subject to certain risks, which could harm our business.

Revenues from foreign customers for the fiscal years ended December 31, 2004, 2005 and 2006 accounted for approximately 19.2%, 10.7% and 9.4%, respectively, of our revenues. Foreign revenues in the first quarter 2007 were 12.0% of revenues. We expect sales to foreign customers to continue to represent a significant portion of our revenues in the future. Our international operations are subject to many inherent risks that may adversely affect our business, financial condition and operating results, including:

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

On March 25, 2004, we completed a $5,000,000 private placement pursuant to which we issued 1,000,000 shares of our 5% Convertible Preferred Stock (the “Series 1 Preferred Stock”) and warrants to acquire 556,619 shares of our common stock. The conversion price for the Series 1 Preferred Stock and the exercise price of the warrants is $3.144 per share.  We also issued our placement agent a warrant for 64,408 shares of our common stock at an exercise price of $3.144 per share.  As of April 30, 2007, there were 259,696 shares of the Series 1 Preferred Stock outstanding, representing approximately 413,003 shares of common stock upon conversion, and warrants to purchase 621,027 shares of common stock outstanding.

On March 28, 2005, we completed a $2,663,000 private placement pursuant to which we issued 1,065,200 shares of our Series 2 5% Convertible Preferred Stock (the “Series 2 Preferred Stock”) and warrants to acquire 532,600 shares of our common stock.  We also issued two affiliates of our placement agent warrants to purchase an aggregate of 60,390 shares of common stock.  The conversion price for the Series 2 Preferred Stock is $2.50 per share and the exercise price of the warrants is $2.77 per share.  As of April 30, 2007, there were 460,000 shares of the Series 2 Preferred Stock outstanding, representing 460,000 shares of common stock upon conversion, and warrants to purchase 592,990 shares of common stock outstanding.

On December 2, 2005, we completed a $1,230,843 private placement pursuant to which we issued 564,607 shares of our Series 3 5% preferred stock  (the “Series 3 Preferred Stock”) and warrants to acquire 282,306 shares of our common stock.  We also issued two affiliates of our placement agent warrants to purchase an aggregate of 27,531 shares of common stock.  The conversion price of the Series 3 Preferred Stock is $2.18 per share and the exercise price of the warrants is $2.58 per share.  As of April 30, 2007, there were 468,735 shares of Series 3 Preferred Stock outstanding, representing 468,735 shares of common stock upon conversion, and warrants to purchase 309,837 shares of common stock outstanding.

During the fiscal year ended December 31, 2006, we paid $66,000 in dividends to the holders of our 5% Preferred Stock, $74,000 in dividends to the holders of our Series 2 5% Preferred Stock and $53,000 in dividends to the holders of our Series 3 5% Preferred Stock.  At March 31, 2007, we have dividends accrued of $32,373 related to our 5% Preferred Stock, $4,884 related to our Series 2 5% Preferred Stock and $4,339 related to our Series 3 5% Preferred Stock.

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

On April 30, 2007, we had 9,222,139 shares of common stock outstanding.  Upon conversion of all outstanding shares of our preferred stock and exercise of the warrants, we would have 12,087,731 shares of common stock outstanding, an increase of approximately 31.1% in the number of shares of our common stock outstanding.

Further, the occurrence of certain events entitles holders of our Series 2 Preferred Stock and Series 3 Preferred Stock to require us to redeem their shares for a certain number of shares of our common stock.  Assuming (i) we have paid all liquidated damages and other amounts to the holders, (ii) incurred accrued but unpaid dividends on April 30, 2007 of $23,484, (iii) a volume weighted average price of $0.48, which was the ten-day volume weighted average closing price of our common stock on April 30, 2007, and (iv) our 9,222,139 shares of common stock outstanding on April 30, 2007, upon exercise of their redemption right by the holders of the Series 3 Preferred Stock and the Series 2 Preferred Stock, we would be obligated to issue approximately 13,107,243 shares of our common stock.  This would represent an increase of approximately 158.0% in the number of shares of our common stock as of April 30, 2007.

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

The holders of the shares of our 5% Preferred Stock and warrants we issued in connection with the sale of our 5% Preferred Stock may convert their shares of preferred stock and exercise their warrants and sell the underlying shares of common stock.  As of April 30, 2007, 740,304 shares of our 5% Preferred Stock had converted into 1,177,327 shares of common stock.

The holders of the shares of Series 2 5% Preferred Stock and warrants we issued in connection with the sale of our Series 2 Preferred Stock may convert their shares of preferred stock and exercise their warrants and sell the underlying shares of common stock.  As of April 30, 2007, 605,200 shares of Series 2 Preferred Stock had converted into 605,200 shares of common stock.

The holders of the shares of Series 3 5% Preferred Stock and warrants we issued in connection with the sale of our Series 3 Preferred Stock, may convert their shares of Series 3 Preferred Stock and exercise their warrants and sell the underlying shares of common stock pursuant to an effective registration statement we filed with the Commission on April 26, 2007.  As of April 30, 2007, 95,872 shares of Series 3 Preferred Stock had converted into 95,872 shares of common stock.

For the four weeks ended on April 27, 2007, the average daily trading volume of our common stock on The OTCBB was 12,618 shares.  Consequently, if holders of preferred stock or warrants elect to convert their remaining shares or exercise their warrants and sell a material amount of their underlying shares of common stock on the open market, the increase in selling activity could cause a decline in the market price of our common stock.  Furthermore, these sales, or the potential for these sales, could encourage short sales, causing additional downward pressure on the market price of our common stock.

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

From our founding in 1983 until 2000, we derived substantially all of our revenue from the design, manufacture and sale of local area networking equipment.  In order to permit us to focus our resources solely on developing and marketing our network security products, we sold our local area networking assets and related networking divisions.  We now depend exclusively on revenues generated from the sale of our network security products, which have received limited market acceptance.  We have also introduced our regulated information compliance systems, entity identification products and spyware products, and the market for these products has only begun to emerge.  We can provide no assurances that our newly introduced products will ever achieve widespread market acceptance or that an adequate market for these products will ever emerge.  Consequently, we resemble a developmental stage company and will face the following inherent risks and uncertainties:

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

As of April 30, 2007, our executive officers, directors and preferred stockholders beneficially own approximately 41.7% of our voting power.  As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us.  These stockholders may use their influence to approve or take actions that may be adverse to your interests.  Further, the Company contemplates the possible issuance of shares of our Common Stock or of securities exercisable or convertible into shares of our Common Stock in connection with a future investment by our Chief Executive Officer, pursuant to his written commitment to fund in an amount up to $750,000, should the Company require such funds.  Any such issuance will increase the percentage of stock our Chief Executive Officer and our management group beneficially holds.

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

If an actual or perceived breach of network security occurs in the network of a customer of our security products, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products could be harmed. This could cause us to lose current and potential end customers or cause us to lose current and potential value-added resellers and distributors. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques.

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

Item 3.                                CONTROLS AND PROCEDURES

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007 and concluded that the disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

INTRUSION INC.

Date: May 15, 2007	/s/ G. Ward Paxton
G. Ward Paxton
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2007	/s/ Michael L. Paxton
Michael L. Paxton
Vice President, Chief Financial Officer, Treasurer & Secretary
(Principal Financial & Accounting Officer)