Form 10QSB
period 2007-06-30
INTRUSION INC
filed 2007-08-10
CIK 736012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on July 27, 2007 was 10,333,250.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

INTRUSION INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$715	$933
Accounts receivable, less allowance for doubtful accounts of $76 in 2007 and $90 in 2006	747	844
Inventories, net	224	209
Prepaid expenses	127	198
Total current assets	1,813	2,184
Property and equipment, net	167	162
Other assets	39	41
TOTAL ASSETS	$2,019	$2,387

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$888	$1,099
Line of credit	125	200
Deferred revenue	349	367
Total current liabilities	1,362	1,666

Stockholders’ Equity:
Preferred stock, $0.01 par value: Authorized shares – 5,000
Series 1 shares issued and outstanding — 260 Liquidation preference of $1,331 as of June 30, 2007	918	918
Series 2 shares issued and outstanding — 460 Liquidation preference of $1,155 as of June 30, 2007	724	724
Series 3 shares issued and outstanding — 469 Liquidation preference of $1,026 as of June 30, 2007	667	667
Common stock, $0.01 par value:
Authorized shares — 80,000
Issued shares — 10,343 in 2007 and 8,306 in 2006 Outstanding shares — 10,333 in 2007 and 8,296 in 2006	103	83
Common stock held in treasury, at cost – 10 shares	(362)	(362)
Additional paid-in capital	54,885	53,947
Accumulated deficit	(56,099)	(55,077)
Accumulated other comprehensive loss	(179)	(179)
Total stockholders’ equity	657	721
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,019	$2,387

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net product revenue	$829	$957	$1,727	$1,375
Net customer support and maintenance revenue	174	247	368	680
Total revenue	1,003	1,204	2,095	2,055
Cost of product revenue	371	429	774	686
Cost of customer support and maintenance revenue	22	30	40	160
Total cost of revenue	393	459	814	846

Gross profit	610	745	1,281	1,209

Operating expenses:
Sales and marketing	504	848	1,019	1,665
Research and development	388	615	811	1,407
General and administrative	248	385	475	733

Operating loss	(530)	(1,103)	(1,024)	(2,596)

Other income (expense), net	1	(53)	1	(65)
Interest income (expense), net	(1)	11	1	41

Loss before income tax provision	(530)	(1,145)	(1,022)	(2,620)

Income tax provision	—	—	—	—

Net loss	$(530)	$(1,145)	$(1,022)	$(2,620)

Preferred stock dividends accrued	(43)	(43)	(86)	(88)
Net loss attributable to common stockholders	$(573)	$(1,188)	$(1,108)	$(2,708)

Net loss per share attributable to common stockholders, basic and diluted	$(0.06)	$(0.17)	$(0.12)	$(0.39)

Weighted average common shares outstanding, basic and diluted	9,271	7,046	8,873	7,014

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30, 2007	June 30, 2006
Operating Activities:
Net loss	$(1,022)	$(2,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32	59
Provision for doubtful accounts	(14)	(13)
Stock-based compensation	44	363
Changes in operating assets and liabilities:
Accounts receivable	111	(382)
Inventories	(15)	49
Prepaid expenses and other assets	73	47
Accounts payable and accrued expenses	(210)	(176)
Deferred revenue	(18)	(244)
Net cash used in operating activities	(1,019)	(2,917)
Investing Activities:
Maturities of short-term investments	—	500
Purchases of property and equipment	(37)	(3)
Net cash provided by (used in) investing activities	(37)	497
Financing Activities:
Net activity under line of credit	(75)	—
Dividends paid on preferred stock	(87)	(106)
Proceeds from the issuance of common stock	1,000	1
Net cash provided by (used in) financing activities	838	(105)

Net decrease in cash and cash equivalents	(218)	(2,525)
Cash and cash equivalents at beginning of period	933	2,844
Cash and cash equivalents at end of period	$715	$319

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:

Preferred stock dividends accrued	$86	$88

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

As of June 30, 2007, we had cash and cash equivalents of approximately $0.7 million, down from approximately $0.9 million as of December 31, 2006.  We expect our net operating losses and operating cash outflows to continue through at least the third quarter of 2007 and possibly throughout the remainder of fiscal year 2007.  In addition, we are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources.   Of the $0.7 million in cash and cash equivalents at June 30, 2007, $0.5 million was derived from a private investment by our Chief Executive and Chief Financial Officers which closed on June 28, 2007.   As of June 30, 2007, due to our borrowing base calculation, we did not have any additional available funding under our existing credit lines.  If necessary, we expect to fund our operations through additional investments of private equity, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  On March 15, 2007, the Company received a written commitment from our Chief Executive Officer to invest up to $750,000 in the Company through March 2008, of which $450,000 was funded on June 28, 2007.  Any additional equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the next few months, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

2.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The December 31, 2006 balance sheet was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States.  However, we believe that the disclosures are adequate to make the information presented not misleading.  In our opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  The results of operations for the three and six month periods ending June 30, 2007 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period.  The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

3.     Inventories (In thousands)

	June 30, 2007	December 31, 2006

Inventories consist of:

Finished goods	$203	$180
Work in progress	8	8
Demonstration systems	13	21
Net inventory	$224	$209

4.     Accounting for Stock-Based Compensation

At June 30, 2007, we have three stock-based compensation plans, which are described below. These plans were developed to retain and attract key employees and directors.

In 1995, we adopted our 1995 Stock Option Plan (the “1995 Plan”), which provides for the issuance of up to 400,000 shares of common stock upon exercise of options granted pursuant to the 1995 Plan. On April 26, 2001, our stockholders increased the overall number of shares available for issuance pursuant to the plan to 825,000 shares of common stock. The 1995 Plan provided for the issuance of both non-qualified and incentive stock options to our employees, officers, and employee-directors. The 1995 Plan expired by its terms on March 21, 2005 and no options were available for future issuance after the expiration.  At June 30, 2007, 67,365 employee options have been exercised and employee options to purchase a total of 367,406 shares of common stock are outstanding.  A total of 2,290,295 options have been granted pursuant to the 1995 Plan, of which, 1,855,524 have been cancelled.

In 1995, we adopted the 1995 Non-Employee Director Stock Option Plan (the “1995 Non-Employee Director Plan”).  The 1995 Non-Employee Director Plan provided for the issuance of non-qualified stock options to non-employee directors. The 1995 Non-Employee Director Plan was amended in April 2002 to increase the number of shares available for issuance to 65,000 from 40,000 shares. The 1995 Non-Employee Director Plan expired by its terms on March 21, 2005 and no options were available for future issuance after the expiration.  No options have been exercised under the 1995 Non-Employee Director Plan.  Non-employee options to purchase a total of 32,500 shares of common stock are outstanding at June 30, 2007. A total of 62,500 options have been granted to directors pursuant to the 1995 Non-Employee Director Plan, of which, 30,000 have been cancelled.

On March 17, 2005, the Board approved the 2005 Stock Incentive Plan (the “2005 Plan”), which was approved by the stockholders on June 14, 2005.  The 2005 Plan serves as a replacement for the 1995 Non-Employee Director Plan and the 1995 Option Plan which expired by their terms on March 21, 2005.  The approval of the 2005 Plan had no effect on the 1995 Plans or any options granted pursuant to either plan.  All options will continue with their existing terms and will be subject to the 1995 Non-Employee Director Plan or the 1995 Plan, as applicable.  Further, the Company will not be able to re-issue any option which is cancelled or terminated under the 1995 Non-Employee Director Plan or the 1995 Option Plan.  Originally, the 2005 Plan provided for the issuance of up to 750,000 shares of common stock upon exercise of options granted pursuant to the 2005 Plan.  This amount was increased by an additional 750,000 shares as approved by the Board on January 25, 2007 and the stockholders on May 30, 2007.  The 2005 Plan consists of three (3) separate equity incentive programs: the Discretionary Option Grant Program; the Stock Issuance Program; and the Automatic Option Grant Program for non-employee Board members.  Officers and employees, non-employee Board members and independent contractors are eligible to participate in the Discretionary Option Grant and Stock Issuance Programs.  Participation in the Automatic Option Grant Program is limited to non-employee members of the Board.  Each non-employee Board member will receive an option grant for 10,000 shares of Common Stock upon initial election or appointment to the Board, provided that individual has not previously been employed by the Company in the preceding six (6) months.  In addition, on the date of each annual stockholders meeting, each Board member will automatically be granted an option to purchase 5,000 shares of Common Stock, provided he or she has served as a non-employee Board member for at least six (6) months.  At June 30, 2007, no 2005 Plan options have been exercised and employee and non-employee Board member options to purchase a total of 961,500 shares of common stock are outstanding.  A total of 1,071,500 options have been granted under the 2005 Plan, of which 110,000 have been cancelled and options for 538,500 shares remain available for future grant.  No shares have been issued pursuant to the Stock Issuance Program.

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

The following table summarizes stock-based compensation expense under SFAS No. 123(R) for the three months and six months ended June 30, 2007 and June 30, 2006 (in thousands, except per share data) which was allocated as follows:

	For Three Months Ended		For Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007(1)	June 30, 2006

Cost of revenue	$1	$22	$—	$46
Research and development	12	36	20	79
Sales and marketing	13	56	13	125
General and administrative	10	51	11	113
Effect on net loss	$36	$165	$44	$363
Effect on basic and diluted loss per common share	$(0.00)	$(0.02)	$(0.00)	$(0.05)

(1) Includes an increase of the estimated forfeiture rate for January 2007 to 20% from 15%.  The increase in the forfeiture rate is due to greater than expected option terminations due to higher employee turnover than in the past.

Valuation Assumptions

The fair values of option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	For Three Months Ended June 30, 2007	For Three Months Ended June 30, 2006	For Six Months Ended June 30, 2007	For Six Months Ended June 30, 2006

Weighted average grant date fair value	$0.31	$0.50	$0.32	$1.03
Weighted average assumptions used:
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.9%	5.1%	4.9%	4.6%
Expected volatility	105.0%	101.0%	105.1%	98.6%
Expected life (in years)	4.9	5.0	4.9	5.0

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

Stock Incentive Plan Activity

Stock option activity under the Company’s various long-term incentive and director compensation plans during the six months ended June 30, 2007, were as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price

Outstanding at December 31, 2006	1,086	$3.23
Granted	345	0.42
Exercised	—	—
Cancelled
Forfeited	(45)	1.24
Expired	(25)	3.10

Outstanding at June 30, 2007	1,361	$2.59

Summarized information about outstanding stock options as of June 30, 2007, that are fully vested and those that are expected to vest in the future as well as stock options that are fully vested and currently exercisable, are as follows:

As of June 30, 2007	Outstanding Stock Options (Fully Vested and Expected to Vest)*	Options that are Exercisable

Number of outstanding options	1,358	595
Weighted average remaining contractual life	7.63	6.58
Weighted average exercise price per share	$2.59	$5.24
Intrinsic value (in thousands)	$25	$—

* Includes effects of expected forfeitures

As of June 30, 2007, the total unrecognized compensation cost related to non-vested options not yet recognized in the statement of operations totaled approximately $216 thousand (including estimated forfeitures) and the weighted period over which these awards are expected to be recognized is 1.56 years.

5.     Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period.  Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and common stock equivalents outstanding for the period.  Our common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding options and warrants.  The aggregate number of common stock equivalents excluded from the diluted loss per share calculation for the periods ended June 30, 2007 and 2006 are 4,226,998 and 3,742,472, respectively.  Our common stock equivalents are not included in the diluted loss per share for the three and six month periods ended June 30, 2007 and 2006, as they are antidilutive.

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

8.               Common Stock

On June 28, 2007, we completed a private placement to our CEO and CFO of 1,111,111 shares of our common stock for gross proceeds totaling $500,000.  On March 15, 2007, we completed a private placement to our CEO and CFO of 925,926 shares of our common stock for gross proceeds totaling $500,000.

Item 2            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-QSB, including, without limitation, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are generally accompanied by words such as “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate,” “may” or other words that convey uncertainty of future events or outcomes.  These statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations, which we describe in more detail elsewhere in this Quarterly Report on Form 10-QSB under the heading “Factors That May Affect Future Results of Operations,” include, but are not limited to:

•                  insufficient cash to operate our business and inability to meet certain liquidity requirements;

•                  loss of revenues due to the failure of our newer products to achieve market acceptance;

•                  our need to generate substantially greater revenues from sales in order to achieve profitability;

•                  concentration of our revenues from U.S. government entities and the possibility of loss of one of these customers;

•                  unique risks associated with government customers;

•                  our dependence on sales made through indirect channels;

•                  our ability to sell our products internationally;

•                  the effect of payment of accrued dividends on our preferred stock on our cash resources;

•                  substantial dilution upon the conversion or redemption of our preferred stock and exercise of outstanding warrants;

•                  the impact of conversion of preferred stock or exercise of warrants on the price of our common stock;

•                  the ability of our preferred stockholders and lenders to hinder additional financing; and

•                  the influence that our management and larger stockholders have over actions taken by the company.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. These forward-looking statements and other statements made elsewhere in this report are made in reliance on the Private Securities Litigation Reform Act of 1995.  Any forward-looking statement you read in this Quarterly Report on Form 10-QSB reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.  The section below entitled “Factors That May Affect Future Results of Operations” sets forth and incorporates by reference certain factors that could cause actual future results of the Company to differ materially from these statements.

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

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net product revenue	82.7%	79.5%	82.4%	66.9%
Net customer support and maintenance revenue	17.3	20.5	17.6	33.1
Total revenue	100.0	100.0	100.0	100.0
Cost of product revenue	37.1	35.6	37.0	33.4
Cost of customer support and maintenance revenue	2.1	2.5	1.9	7.8
Total cost of revenue	39.2	38.1	38.9	41.2
Gross profit	60.8	61.9	61.1	58.8
Operating expenses:
Sales and marketing	50.2	70.4	48.7	81.0
Research and development	38.7	51.1	38.7	68.5
General and administrative	24.7	32.0	22.6	35.7
Severance and related costs	—	—	—	—
Operating loss	(52.8)	(91.6)	(48.9)	(126.4)

Other income (expense), net	—	(4.4)	0.1	(3.2)
Interest income(expense), net	(0.1)	0.9	—	2.0

Loss before income tax provision	(52.9)	(95.10)	(48.8)	(127.6)

Income tax provision	—	—	—	—

Net loss	(52.9)%	(95.1)%	(48.8)%	(127.6)%
Preferred stock dividends accrued	(4.3)	(3.6)	(4.1)	(4.3)
Beneficial conversion feature on preferred stock	—	—	—	—

Net loss attributable to common stockholders	(57.2)%	(98.7)%	(52.9)%	(131.9)%

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Domestic revenues	95.9%	86.6%	91.8%	86.3%
Export revenues to:
Europe	3.1	12.6	7.2	10.6
Canada	0.1	0.3	0.1	1.6
Asia	0.8	0.4	0.8	1.3
Latin America	0.1	0.1	0.1	0.2

Net revenues	100.0%	100.0%	100.0%	100.0%

Net Revenues.  Net revenues for the quarter and six months ended June 30, 2007 were $1.0 million and $2.1 million, respectively, compared to $1.2 million and $2.1 million for the same periods in 2006.  Product revenues decreased $0.1 million for the quarter ended June 30, 2007 compared to the same period in 2006.  Customer support and maintenance revenue decreased $0.1 and $0.3 million for the quarter and six months ended June 30, 2007 compared to the same periods in 2006.  This decrease was due to the current sales mix with a high concentration of government sales not requiring a maintenance contract.

Concentration of Revenues.  Revenues from sales to various U.S. government entities totaled $0.8 million, or 80.3% of revenues, for the quarter ended June 30, 2007 compared to $0.9 million, or 72.4% of revenues, for the same period in 2006.  Revenues from sales to various U.S. government entities totaled $1.6 million, or 75.2% of revenues, for the six months ended June 30, 2007 compared to $1.4 million, or 70.0% of revenues, for the same period in 2006.    Although we expect our concentration of revenues to vary among customers in future quarters depending upon the timing of certain sales, we anticipate that sales to government customers will continue to account for a significant portion of our revenues in future quarters.  Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including potential disruption to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience.  Although we do not believe that that any of our revenues with government customers are subject to renegotiation, a large number of cancelled or renegotiated government orders could have a material adverse effect on our financial results.  Currently, we are not aware of any proposed cancellation or renegotiation of any of our existing arrangement with government entities and, historically, government entities have not cancelled or renegotiated orders which had a material adverse effect on our business.

Gross Profit.  Gross profit was $0.6 million or 60.8% of net revenues for the quarter ended June 30, 2007, compared to $0.7 million or 61.9% of net revenues for the quarter ended June 30, 2006.  Gross profit was $1.3 million or 61.1% of net revenues for the six months ended June 30, 2007, compared to $1.2 million or 58.8% of net revenues for the six months ended June 30, 2006.    Gross profit on product revenues for the quarter and six months ended June 30, trended from 55.2% and 50.1%, respectively, in 2006 to 55.2% and 55.2%, respectively, in 2007 due to the transition to our more profitable software-based products.  Gross profit on customer support and maintenance revenues for the quarter and six months ended June 30, trended from 87.9% and 76.4%, respectively, in 2006 to 87.6% and 89.1%, respectively, in 2007.  Gross profit as a percentage of net revenues is impacted by several factors, including shifts in product mix, changes in channels of distribution, revenue volume, pricing strategies, and fluctuations in revenues of integrated third-party products.

Sales and Marketing.  Sales and marketing expenses decreased to $0.5 million for the quarter ended June 30, 2007, compared to $0.8 million for the quarter ended June 30, 2006. Sales and marketing expenses decreased to $1.0 million for the six months ended June 30, 2007, compared to $1.7 million for the six months ended June 30, 2006 primarily due to a planned reduction in sales related expenses.  Sales and marketing expenses may vary in the future.  However, we believe that these costs will remain relatively constant through the end of 2007.

Research and Development.  Research and development expenses decreased to $0.4 million for the quarter ended June 30, 2007 compared to $0.6 million for the quarter ended June 30, 2006. Research and development expenses decreased to $0.8 million for the six months ended June 30, 2007, compared to $1.4 million for the six months ended June 30, 2006.  Research and development costs are expensed in the period incurred.  Research and development expenses decreased in the three and six months ended June 30, 2007, compared to the same periods in 2006 primarily due to shifts from R&D expenses to cost of sales in relation to engineering contract jobs.  Research and development expenses may vary in the future; however, we believe that these costs will remain relatively constant through the end of 2007.

General and Administrative.  General and administrative expenses decreased to $0.2 million for the quarter ended June 30, 2007 compared to $0.4 million for the quarter ended June 30, 2006.  General and administrative expenses decreased to $0.5 million for the six months ended June 30, 2007, compared to $0.7 million for the six months ended June 30, 2006.  It is expected that general and administrative expenses will remain relatively constant throughout the remainder of 2007, as no further cost reductions are anticipated.

Interest.  Net interest income decreased to $0.6 thousand interest expense for the quarter ended June 30, 2007 compared to $11 thousand interest income for the same period in 2006.  Net interest income increased to $0.4 thousand for the six months ended June 30, 2007 compared to $41 thousand for the same period in 2006.  The decrease in interest income was primarily due to a decrease of cash and short-term investment balances when compared to the prior year and an increase in interest expense related to the line of credit.  Net interest income may vary in the future based on our cash flow and rate of return on investments.

Liquidity and Capital Resources

Our principal source of liquidity at June 30, 2007 is approximately $0.7 million of cash and cash equivalents.  At June 30, 2007 working capital was $0.5 million compared to $0.4 million at June 30, 2006.

Cash used in operations for the six months ended June 30, 2007 was $1.0 million, primarily due to a net loss of $1.0 million, a decrease in accounts payable and accrued expenses of $210 thousand, a decrease in accounts receivable of  $111 thousand, a decrease in prepaid expenses and other assets of $73 thousand, a reduction in deferred revenue of $18 thousand, and a reduction in the provision for doubtful accounts of $14 thousand, stock-based compensation of $44 thousand, depreciation expense of $32 thousand, and an increase in inventories of $15 thousand.  Cash used in operations for the six months ended June 30, 2006 was $2.9 million, primarily due to a net loss of $2.6 million, a decrease in accounts payable and accrued expenses of $0.2 million, a reduction in deferred revenue of $0.2 million, an increase in accounts receivable of $0.4 million and a reduction in the provision for doubtful accounts of $13 thousand.  This cash decrease was partially offset by stock-based compensation of $0.4 million, depreciation expense of $59 thousand, a decrease in inventories of $49 thousand and a decrease in prepaid expenses and other assets of $47 thousand.   Future fluctuations in inventory balances, accounts receivable and accounts payable will be dependent upon several factors, including, but not limited to, quarterly sales, our strategy in building inventory in advance of receiving orders from customers, and the accuracy of our forecasts of product demand and component requirements.

There was $37 thousand of cash used in investing activities in the six months ended June 30, 2007 for net purchases of property and equipment, compared to $497 thousand provided by investing activities in the six months ended June 30, 2006 primarily related to the maturities of short-term investments.

Cash provided by financing activities in the six months ended June 30, 2007 was $0.8 million, primarily consisting of the proceeds from the issuance of common stock of $1.0 million, payment of dividends on preferred stock of $87 thousand and net reduction in the line of credit of $75 thousand, compared to cash used in financing activities in the six months ended June 30, 2006 was $105 thousand, primarily consisting of the payment of dividends on preferred stock.

At June 30, 2007, the Company did not have any material commitments for capital expenditures.

During the three months ended June 30, 2007, the Company funded its operations through the use of cash and cash equivalents.

On June 28, 2007, we completed a private placement of 1,111,111 shares of our Common Stock for gross proceeds of $500,000.

On March 29, 2006, we established a $1,000,000 line of credit with Silicon Valley Bank.  Under the terms of this agreement, we may borrow an amount equal up to 80% of eligible accounts receivable balances.  In addition, we may obtain inventory advances equal to 35% of finished good inventory, capped at the lesser of the inventory availability, $300,000 or 35% of our total borrowing base.  If our credit line increases to $2,000,000, inventory advances will be capped at the lesser of the inventory availability, $600,000 or 35% of our borrowing base.  Amounts we borrow under the credit line accrue interest at an annual rate of prime plus 1% and are secured by a lien on all of our assets.  Accrued interest on all outstanding amounts is payable monthly in arrears and all outstanding principal and accrued but unpaid interest on the amounts we borrow are due on March 28, 2008.  Our ability to receive advances under this credit line will increase if we generate additional receivables and inventory from the sale of our products.  We have a current balance due under this credit line of $125,000 at June 30, 2007.  Also, assuming receivables and inventory equal to the $747,000 of net accounts receivable and the $203,000 of finished goods inventory we had at June 30, 2007, we did not have any additional funds available under our credit line at June 30, 2007 due to our borrowing base calculation. The line of credit was renewed on March 29, 2007, accrued interest on all outstanding amounts is payable monthly in arrears and all outstanding principal and accrued but unpaid interest on the amounts we borrow are due on March 28, 2008.

We expect our net operating losses and operating cash outflows to continue through at least the third quarter of 2007 and possibly throughout the remainder of fiscal year 2007.  The sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control.  In addition, we are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources.   Of the $0.7 million in cash and cash equivalents at June 30, 2007, $0.5 million was derived from a private investment by our Chief Executive and Chief Financial Officers which closed on June 28, 2007.   As of June 30, 2007 we did not have any additional funds available under our existing credit line due to our borrowing base calculation.  Based on projections for increased revenues for the next twelve months, the closing of the $0.5 million private placement on June 28, 2007 and a commitment from the Company’s CEO to advance the Company up to an additional $0.3 million in funding should it be necessary, we believe that our available cash resources will provide sufficient cash resources to finance our operations and expected capital expenditures over the twelve month period.  If we do not achieve our projections for increased revenues, it is possible that we may need to fund our operations through additional investments of private equity, which, if we are able to obtain, will have the effect of diluting our existing stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, most likely will result in dilution to our stockholders. If our operations do not generate positive cash flow in the next few months, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

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

Off-Balance Sheet Arrangements.

As of June 30, 2007, we did not have any significant off-balance sheet arrangements, as defined by Item 303(c)(2) of Regulation S-B.

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

Our cash and cash equivalents decreased from $0.9 million at December 31, 2006 to $0.7 million at June 30, 2007.  As a result of our expected continuing net cash outflows, we may not have sufficient cash to operate our business and may not be able to maintain certain liquidity requirements.

As of June 30, 2007, we had cash and cash equivalents of approximately $0.7 million, down from approximately $0.9 million as of December 31, 2006.  We expect our net operating losses and operating cash outflows to continue through at least the third quarter of 2007 and possibly throughout the remainder of fiscal year 2007.  In addition, we are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources.   Of the $0.7 million in cash and cash equivalents at June 30, 2007, $0.5 million was derived from a private investment by our Chief Executive and Chief Financial Officers which closed on June 28, 2007.   As of June 30, 2007 we did not have any available funding under our existing credit lines due to our borrowing base calculation.  If necessary, we expect to fund our operations through additional investments of private equity, which, if we are able to obtain, will have the effect of diluting our existing stockholders, perhaps significantly.  On March 15, 2007, the Company received a written commitment from our Chief Executive Officer to invest up to an additional $750,000 in the Company through March 2008, of which $450,000 was funded on June 28, 2007.    Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the next few months, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

Our revenues declined from $6.0 million in 2005 to $5.2 million in 2006 in connection with a shift in focus from SecureNet products to Compliance Commander and TraceCop products.   If our newer products do not achieve market acceptance, our revenues will continue to suffer.

We have transitioned our sales strategy focus from SecureNet to Compliance Commander and TraceCop.  During this transition, sales of our newer products have not offset the losses in sales associated with our older products.  As a result, our net revenues declined from $6.0 million in 2005 to $5.2 million in 2006 and remained relatively constant for the first half of 2007 compared to 2006.  We can provide no assurances that sales of our newer products will ever offset the losses in sales of older products or generate sufficient revenues to sustain our business.

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

We had a net loss of $0.5 million for the quarter ended June 30, 2007 and an accumulated deficit of $56.1 million at June 30, 2007.  As a result, we must generate substantially greater revenues from sales in order to achieve profitability.

We incurred significant operating losses for the quarter ended June 30, 2007 and have incurred operating losses in previous quarters.  For the year ended December 31, 2006, we incurred a net loss of $3.0 million and had an accumulated deficit of approximately $55.1 million at December 31, 2006.  We need to generate and sustain substantially greater revenues from the sales of our products if we are to achieve profitability.  If we are unable to achieve these greater revenues, our losses will continue for the near term and possibly longer, and we may never achieve or sustain profitability or generate positive cash flow from operations.

A large percentage of our revenues are received from U.S. government entities, and the loss of one of these customers could reduce our revenues and materially harm our business and prospects.

A large percentage of our revenues result from sales to U.S. government entities.  If we were to lose one or more of these key relationships, our revenues could decline and our business and prospects may be materially harmed. We expect that even if we are successful in developing relationships with non-governmental customers, our revenues will continue to be concentrated among government entities. For the quarter ended June 30, 2007, sales to U.S. government entities collectively accounted for 80.3% of our total net revenues.  For the years ended December 31, 2004, 2005 and 2006, sales to U.S. government entities collectively accounted for 53.6%, 70.7% and 73.6% of our total net revenues, respectively. The loss of any of these key relationships may send a negative message to other U.S. government entities or non-governmental customers concerning our product offering.  We cannot assure you that U.S. government entities will be customers of ours in future periods or that we will be able to diversify our customer portfolio to adequately mitigate the risk of loss of any of these customers.

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

For the years ended December 31, 2004, 2005 and 2006, we derived 36.9%, 36.2% and 17.3% of our revenues from sales through indirect sales channels, such as distributors, value-added resellers, system integrators, original equipment manufacturers and managed service providers.  We derived 22.3% of our revenues in the second quarter of 2007 from such sales channels.  We must expand our sales through these indirect channels in order to increase our revenues.  We cannot assure you that our products will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues.  Further, many of our competitors are also trying to sell their products through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our products.

International sales comprise a material portion of our overall revenues.  Our ability to sell our products internationally is subject to certain risks, which could harm our business.

Revenues from foreign customers for the fiscal years ended December 31, 2004, 2005 and 2006 accounted for approximately 19.2%, 10.7% and 9.4%, respectively, of our revenues.  Foreign revenues in the second quarter 2007 were 4.1% of revenues.  We expect sales to foreign customers to continue to represent a significant portion of our revenues in the future.  Our international operations are subject to many inherent risks that may adversely affect our business, financial condition and operating results, including:

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

During the fiscal year ended December 31, 2006, we paid $66,000 in dividends to the holders of our 5% Preferred Stock, $74,000 in dividends to the holders of our Series 2 5% Preferred Stock and $53,000 in dividends to the holders of our Series 3 5% Preferred Stock.  At June 30, 2007, we have dividends accrued of $16,187 related to our 5% Preferred Stock, $4,726 related to our Series 2 5% Preferred Stock and $4,199 related to our Series 3 5% Preferred Stock.

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

On July 27, 2007, we had 10,333,250 shares of common stock outstanding.  Upon conversion of all outstanding shares of our preferred stock and exercise of the warrants, we would have 13,198,842 shares of common stock outstanding, an increase of approximately 27.7% in the number of shares of our common stock outstanding.

Further, the occurrence of certain events entitles holders of our Series 2 Preferred Stock and Series 3 Preferred Stock to require us to redeem their shares for a certain number of shares of our common stock.  Assuming (i) we have paid all liquidated damages and other amounts to the holders, (ii) incurred accrued but unpaid dividends on July 31, 2007 of $17,600, (iii) a volume weighted average price of $0.48, which was the ten-day volume weighted average closing price of our common stock on July 31, 2007, and (iv) our 10,333,250 shares of common stock outstanding on July 31, 2007, upon exercise of their redemption right by the holders of the Series 3 Preferred Stock and the Series 2 Preferred Stock, we would be obligated to issue approximately 8,919,053 shares of our common stock.  This would represent an increase of approximately 86.3% in the number of shares of our common stock as of July 31, 2007.

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

The holders of the shares of our 5% Preferred Stock and warrants we issued in connection with the sale of our 5% Preferred Stock may convert their shares of preferred stock and exercise their warrants and sell the underlying shares of common stock.  As of July 31, 2007, 740,304 shares of our 5% Preferred Stock had converted into 1,177,327 shares of common stock.

The holders of the shares of Series 2 5% Preferred Stock and warrants we issued in connection with the sale of our Series 2 Preferred Stock may convert their shares of preferred stock and exercise their warrants and sell the underlying shares of common stock.  As of July 31, 2007, 605,200 shares of Series 2 Preferred Stock had converted into 605,200 shares of common stock.

The holders of the shares of Series 3 5% Preferred Stock and warrants we issued in connection with the sale of our Series 3 Preferred Stock, may convert their shares of Series 3 Preferred Stock and exercise their warrants and sell the underlying shares of common stock pursuant to an effective registration statement we filed with the Commission on April 26, 2007.  As of July 31, 2007, 95,872 shares of Series 3 Preferred Stock had converted into 95,872 shares of common stock.

For the four weeks ended on July 27, 2007, the average daily trading volume of our common stock on The OTCBB was 7,153 shares.  Consequently, if holders of preferred stock or warrants elect to convert their remaining shares or exercise their warrants and sell a material amount of their underlying shares of common stock on the open market, the increase in selling activity could cause a decline in the market price of our common stock.  Furthermore, these sales, or the potential for these sales, could encourage short sales, causing additional downward pressure on the market price of our common stock.

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

Our management and larger stockholders exercise significant control over our company and have the ability to approve or take actions that may be adverse to your interests.

As of July 31, 2007, our executive officers, directors and preferred stockholders beneficially own approximately 42.6% of our voting power.  As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us.  These stockholders may use their influence to approve or take actions that may be adverse to your interests.  Further, the Company contemplates the possible issuance of shares of our Common Stock or of securities exercisable or convertible into shares of our Common Stock in connection with a future investment by our Chief Executive Officer, pursuant to his written commitment to fund an amount up to $750,000, of which $450,000 was funded on June 28, 2007.  Any such issuance will increase the percentage of stock our Chief Executive Officer and our management group beneficially holds.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007 and concluded that the disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

At the end of 2007, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and at the end of 2008, our independent registered public accountants will be required to audit management’s assessment. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent registered public accountants to provide their attestation report in 2008. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

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

Item 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on May 30, 2007, at the Radisson Hotel, Dallas North in Richardson, Texas.  The following is a brief description of each matter voted upon by stockholders, including a number of votes cast for, against, or withheld with regard to each matter of nominee.

(1)                                  Election of five (5) directors to serve until the next Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.

	FOR	WITHHELD
G. Ward Paxton	8,743,877	169,093
T. Joe Head	8,755,999	156,971
James F. Gero	8,761,635	151,335
J. Fred Bucy, Jr.	8,773,932	139,038
Donald M. Johnston	8,773,832	139,138

(2)                                  Ratification and approval for the amendment of the 2005 Stock Incentive Plan.

FOR	AGAINST	ABSTAIN
4,870,287	248,436	15,838

(3)                                  Ratification and approval of selection by the Board of Directors of KBA Group LLP as independent auditors of the Registrant for the fiscal year ending December 31, 2007.

FOR	AGAINST	ABSTAIN
8,876,038	23,695	13,238

Item 6.                                EXHIBITS

The following Exhibits are filed with this report form 10-QSB:

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRUSION INC.

Date: August 10, 2007	/s/ G. Ward Paxton
G. Ward Paxton
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2007	/s/ Michael L. Paxton
Michael L. Paxton
Vice President, Chief Financial Officer,
Treasurer & Secretary
(Principal Financial & Accounting Officer)