Form 10QSB
period 2007-09-30
INTRUSION INC
filed 2007-11-09
CIK 736012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

* * * * * * * * * *

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes ☒ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act:  Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on October 26, 2007 was 11,523,726.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

INTRUSION INC.

INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006

Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Controls and Procedures

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits

Signature Page

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	Seeptember 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$947	$933
Accounts receivable, less allowance for doubtful accounts of $76 in 2007 and $90 in 2006	407	844
Inventories, net	228	209
Prepaid expenses	83	198
Total current assets	1,665	2,184
Property and equipment, net	156	162
Other assets	39	41
TOTAL ASSETS	$1,860	$2,387

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$809	$1,099
Line of credit	100	200
Deferred revenue	351	367
Total current liabilities	1,260	1,666

Stockholders’ Equity:
Preferred stock, $0.01 par value: Authorized shares — 5,000
Series 1 shares issued and outstanding — 260 Liquidation preference of $1,331 as of September 30, 2007	918	918
Series 2 shares issued and outstanding — 460 Liquidation preference of $1,155 as of September 30, 2007	724	724
Series 3 shares issued and outstanding — 469 Liquidation preference of $1,026 as of September 30, 2007	667	667
Common stock, $0.01 par value:
Authorized shares — 80,000
Issued shares — 11,534 in 2007 and 8,306 in 2006 Outstanding shares — 11,524 in 2007 and 8,296 in 2006	115	83
Common stock held in treasury, at cost — 10 shares	(362)	(362)
Additional paid-in capital	55,378	53,947
Accumulated deficit	(56,661)	(55,077)
Accumulated other comprehensive loss	(179)	(179)
Total stockholders’ equity	600	721
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,860	$2,387

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net product revenue	$749	$1,465	$2,476	$2,840
Net customer support and maintenance revenue	170	271	538	951
Total revenue	919	1,736	3,014	3,791
Cost of product revenue	355	755	1,129	1,441
Cost of customer support and maintenance revenue	15	23	55	183
Total cost of revenue	370	778	1,184	1,624

Gross profit	549	958	1,830	2,167

Operating expenses:
Sales and marketing	499	562	1,518	2,227
Research and development	358	272	1,169	1,679
General and administrative	255	306	730	1,039

Operating loss	(563)	(182)	(1,587)	(2,778)

Other income (expense), net	—	—	1	(65)
Interest income (expense), net	1	2	2	43

Loss before income tax provision	(562)	(180)	(1,584)	(2,800)

Income tax provision	—	—	—	—

Net loss	$(562)	$(180)	$(1,584)	$(2,800)

Preferred stock dividends accrued	(44)	(44)	(130)	(132)
Net loss attributable to common stockholders	$(606)	$(224)	$(1,714)	$(2,932)

Net loss per share attributable to common stockholders, basic and diluted	$(0.06)	$(0.03)	$(0.18)	$(0.42)

Weighted average common shares outstanding, basic and diluted	10,397	7,046	9,387	7,025

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30, 2007	September 30, 2006
Operating Activities:
Net loss	$(1,584)	$(2,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45	80
Provision for doubtful accounts	(14)	(13)
Stock-based compensation	93	402
Changes in operating assets and liabilities:
Accounts receivable	451	(465)
Inventories	(19)	134
Prepaid expenses and other assets	117	128
Accounts payable and accrued expenses	(305)	(209)
Deferred revenue	(16)	(166)
Net cash used in operating activities	(1,232)	(2,909)
Investing Activities:
Maturities of short-term investments	—	500
Purchases of property and equipment	(39)	(3)
Net cash provided by (used in) investing activities	(39)	497
Financing Activities:
Net activity under line of credit	(100)	—
Dividends paid on preferred stock	(115)	(133)
Proceeds from the issuance of common stock	1,500	1
Net cash provided by (used in) financing activities	1,285	(132)

Net increase (decrease) in cash and cash equivalents	14	(2,544)
Cash and cash equivalents at beginning of period	933	2,844
Cash and cash equivalents at end of period	$947	$300

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:

Preferred stock dividends accrued	$130	$132

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Description of Business

We develop, market, and support a family of entity identification, regulated information compliance, data privacy protection, and network intrusion prevention and detection products.  Our product families include TraceCop™ for identity identification, the Compliance Commander™ for regulated information and data privacy protection, and Intrusion SecureNet for network intrusion prevention and detection.  Intrusion’s products help protect critical information assets by quickly detecting, protecting, analyzing and reporting attacks or misuse of classified, private and regulated information for government and enterprise networks.

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

As of September 30, 2007, we had cash and cash equivalents of approximately $0.9 million, compared to approximately $0.9 million as of December 31, 2006.  Net operating losses and operating cash outflows may continue in the fourth quarter of 2007 and possibly into 2008.  In addition, we are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources.   Of the $0.9 million in cash and cash equivalents at September 30, 2007, $0.5 million was derived from a private investment by our Chief Executive Officer which closed on September 26, 2007.   As of September 30, 2007, we had approximately an additional $100 thousand available under our existing credit lines.  If necessary, we expect to fund our operations through additional investments of private equity, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any additional equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the next few months, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

2.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The December 31, 2006 balance sheet was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States.  However, we believe that the disclosures are adequate to make the information presented not misleading.  In our opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  The results of operations for the three and nine month periods ending September 30, 2007 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period.  The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

3.     Inventories (In thousands)

	September 30, 2007	December 31, 2006

Inventories consist of:

Finished goods	$206	$180
Work in progress	8	8
Demonstration systems	14	21
Net inventory	$228	$209

4.     Accounting for Stock-Based Compensation

At September 30, 2007, we have three stock-based compensation plans, which are described below. These plans were developed to retain and attract key employees and directors.

In 1995, we adopted our 1995 Stock Option Plan (the “1995 Plan”), which provides for the issuance of up to 400,000 shares of common stock upon exercise of options granted pursuant to the 1995 Plan. On April 26, 2001, our stockholders increased the overall number of shares available for issuance pursuant to the plan to 825,000 shares of common stock. The 1995 Plan provided for the issuance of both non-qualified and incentive stock options to our employees, officers, and employee-directors. The 1995 Plan expired by its terms on March 21, 2005 and no options were available for future issuance after the expiration.  At September 30, 2007, 67,365 employee options have been exercised and employee options to purchase a total of 351,164 shares of common stock are outstanding.  A total of 2,290,295 options have been granted pursuant to the 1995 Plan, of which, 1,871,766 have been cancelled.

In 1995, we adopted the 1995 Non-Employee Director Stock Option Plan (the “1995 Non-Employee Director Plan”).  The 1995 Non-Employee Director Plan provided for the issuance of non-qualified stock options to non-employee directors. The 1995 Non-Employee Director Plan was amended in April 2002 to increase the number of shares available for issuance to 65,000 from 40,000 shares. The 1995 Non-Employee Director Plan expired by its terms on March 21, 2005 and no options were available for future issuance after the expiration.  No options have been exercised under the 1995 Non-Employee Director Plan.  Non-employee options to purchase a total of 32,500 shares of common stock are outstanding at September 30, 2007. A total of 62,500 options have been granted to directors pursuant to the 1995 Non-Employee Director Plan, of which, 30,000 have been cancelled.

                On March 17, 2005, the Board approved the 2005 Stock Incentive Plan (the “2005 Plan”), which was approved by the stockholders on June 14, 2005.  The 2005 Plan serves as a replacement for the 1995 Non-Employee Director Plan and the 1995 Option Plan which expired by their terms on March 21, 2005.  The approval of the 2005 Plan had no effect on the 1995 Plans or any options granted pursuant to either plan.  All options will continue with their existing terms and will be subject to the 1995 Non-Employee Director Plan or the 1995 Plan, as applicable.  Further, the Company will not be able to re-issue any option which is cancelled or terminated under the 1995 Non-Employee Director Plan or the 1995 Option Plan.  Originally, the 2005 Plan provided for the issuance of up to 750,000 shares of common stock upon exercise of options granted pursuant to the 2005 Plan.  This amount was increased by an additional 750,000 shares as approved by the Board on January 25, 2007 and the stockholders on May 30, 2007.  The 2005 Plan consists of three (3) separate equity incentive programs: the Discretionary Option Grant Program; the Stock Issuance Program; and the Automatic Option Grant Program for non-employee Board members.  Officers and employees, non-employee Board members and independent contractors are eligible to participate in the Discretionary Option Grant and Stock Issuance Programs.  Participation in the Automatic Option Grant Program is limited to non-employee members of the Board.  Each non-employee Board member will receive an option grant for 10,000 shares of Common Stock upon initial election or appointment to the Board, provided that individual has not previously been employed by the Company in the preceding six (6) months.  In addition, on the date of each annual stockholders meeting, each Board member will automatically be granted an option to purchase 5,000 shares of Common Stock, provided he or she has served as a non-employee Board member for at least six (6) months.  At September 30, 2007, no 2005 Plan options have been exercised and employee and non-employee Board member options to purchase a total of 882,500 shares of common stock are outstanding.  A total of 1,072,500 options have been granted under the 2005 Plan, of which 190,000 have been cancelled and options for 617,500 shares remain available for future grant.  No shares have been issued pursuant to the Stock Issuance Program.

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

The following table summarizes stock-based compensation expense under SFAS No. 123(R) for the three months and nine months ended September 30, 2007 and September 30, 2006 (in thousands, except per share data) which was allocated as follows:

	For Three Months Ended		For Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007(1)	September 30, 2006

Cost of revenue	$1	$1	$—	$24
Research and development	14	15	34	94
Sales and marketing	24	16	38	164
General and administrative	10	7	21	120
Effect on net loss	$49	$39	$93	$402
Effect on basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.06)

Valuation Assumptions

The fair values of option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	For Three Months Ended September 30, 2007	For Three Months Ended September 30, 2006	For Nine Months Ended September 30, 2007	For Nine Months Ended September 30, 2006

Weighted average grant date fair value	$0.30	No Options Issued	$0.32	$1.03
Weighted average assumptions used:
Expected dividend yield	0.0%	n/a	0.0%	0.0%
Risk-free interest rate	4.9%	n/a	4.9%	4.6%
Expected volatility	103.6%	n/a	105.1%	98.6%
Expected life (in years)	5.0	n/a	4.9	5.0

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

Stock Incentive Plan Activity

                Stock option activity under the Company’s various long-term incentive and director compensation plans during the nine months ended September 30, 2007, were as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price

Outstanding at December 31, 2006	1,086	$3.23
Granted	346	0.42
Exercised	—	—
Cancelled
Forfeited	(125)	0.68
Expired	(41)	3.83

Outstanding at September 30, 2007	1,266	$2.70

                Summarized information about outstanding stock options as of September 30, 2007, that are fully vested and those that are expected to vest in the future as well as stock options that are fully vested and currently exercisable, are as follows:

As of September 30, 2007	Outstanding Stock Options (Fully Vested and Expected to Vest)*	Options that are Exercisable

Number of outstanding options (in thousands)	1,027	581
Weighted average remaining contractual life	6.42	5.30
Weighted average exercise price per share	$3.20	$5.23
Intrinsic value (in thousands)	$13.4	$—

*  Includes effects of expected forfeitures

                As of September 30, 2007, the total unrecognized compensation cost related to non-vested options not yet recognized in the statement of operations totaled approximately $166 thousand (including estimated forfeitures) and the weighted average period over which these costs are expected to be recognized is 1.30 years.

5.     Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period.  Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and common stock equivalents outstanding for the period.  Our common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding options and warrants.  The aggregate number of common stock equivalents excluded from the diluted loss per share calculation for the periods ended September 30, 2007 and 2006 are 4,131,756 and 3,721,769, respectively.  Our common stock equivalents are not included in the diluted loss per share for the three and nine month periods ended September 30, 2007 and 2006, as they are antidilutive.

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

8.               Common Stock

                On September 26, 2007, we completed a private placement to our CEO for 1,190,476 shares of our common stock for gross proceeds totaling $500,000.  On June 28, 2007, we completed a private placement to our CEO and CFO of 1,111,111 shares of our common stock for gross proceeds totaling $500,000.  On March 15, 2007, we completed a private placement to our CEO and CFO of 925,926 shares of our common stock for gross proceeds totaling $500,000.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-QSB, including, without limitation, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are generally accompanied by words such as “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate,” “may” or other words that convey uncertainty of future events or outcomes.  These statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations, which we describe in more detail elsewhere in this Quarterly Report on Form 10-QSB under the heading “Factors That May Affect Future Results of Operations,” include, but are not limited to:

•                  insufficient cash to operate our business and inability to meet our liquidity requirements;

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

•                  the challenge of selling our products internationally;

•                  our dependence on equity financing provided primarily by our Chief Executive Officer in order to meet our cash flow requirements;

•                  the effect that payment of accrued dividends on our preferred stock has on our cash resources;

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

We recognize software revenue from the licensing of our software products in accordance with Statement of Position (“SOP”) No. 97-2 “Software Revenue Recognition”, SOP 98-9 “Modification of 97-2, Software Revenue Recognition, with respect to certain transactions” and Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” whereby revenue from the licensing of our products is not recognized until all four of the following criteria have been met: i) execution of a written agreement; ii) delivery of the product has occurred; iii) the fee is fixed and determinable; and iv) collectability is probable. Bundled hardware and perpetual software product sales are recognized at time of delivery, as our licenses are not sold on a subscription basis.  In the case of multiple product and service sales, we perform a Vendor Specific Objective Evidence analysis to appropriately determine the amount of revenue derived from each deliverable.  If our license strategy changes and we begin to offer licenses on a subscription basis, we would perform this analysis in a similar manner.  Under these circumstances, the revenue related to the license would be recognized ratably over the subscription period.  Market values are easily obtained for all of our product offerings, as we have historical sales information on our product offerings.  We defer and recognize maintenance and support revenue over the term of the contract period, which is generally one year.

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

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net product revenue	81.5%	84.4%	82.2%	74.9%
Net customer support and maintenance revenue	18.5	15.6	17.8	25.1
Total revenue	100.0	100.0	100.0	100.0
Cost of product revenue	38.6	43.5	37.5	38.0
Cost of customer support and maintenance revenue	1.6	1.3	1.8	4.8
Total cost of revenue	40.3	44.8	39.3	42.8
Gross profit	59.7	55.2	60.7	57.2
Operating expenses:
Sales and marketing	54.4	32.4	50.4	58.7
Research and development	39.0	15.7	38.8	44.3
General and administrative	27.7	17.6	24.2	27.4
Operating loss	(61.3)	(10.5)	(52.7)	(73.3)

Other income (expense), net	—	—	—	(1.7)
Interest income(expense), net	0.1	0.1	0.1	1.1
Loss before income tax provision	(61.2)	(10.4)	(52.6)	(73.9)

Income tax provision	—	—	—	—

Net loss	(61.2)%	(10.4)%	(52.6)%	(73.9)%
Preferred stock dividends accrued	(4.8)	(2.5)	(4.3)	(3.5)
Beneficial conversion feature on preferred stock	—	—	—	—

Net loss attributable to common stockholders	(66.0)%	(12.9)%	(56.9)%	(77.3)%

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Domestic revenues	95.0%	93.0%	92.8%	89.5%
Export revenues to:
Europe	4.1	5.5	6.3	8.1
Canada	0.1	1.0	0.1	1.3
Asia	0.6	0.4	0.7	1.0
Latin America	0.2	0.1	0.1	0.1

Net revenues	100.0%	100.0%	100.0%	100.0%

Net Revenues.  Net revenues for the quarter and nine months ended September 30, 2007 were $0.9 million and $3.0 million, respectively, compared to $1.7 million and $3.8 million for the same periods in 2006.  Product revenues decreased $0.7 million and $0.4 million, respectively, for the quarter and nine months ended September 30, 2007 compared to the same periods in 2006.  Our revenue decline was due to the transition of our sales focus from the intrusion detection/prevention products to the regulated information compliance products.  Customer support and maintenance revenue for the quarter and nine months decreased $0.1 million and $0.4 million, respectively compared to the same periods in 2006.  This decrease was mainly due to a decrease in net product revenue in the corresponding periods.

Concentration of Revenues.  Revenues from sales to various U.S. government entities totaled $0.7 million, or 75.4% of revenues, for the quarter ended September 30, 2007 compared to $1.3 million, or 73.8% of revenues, for the same period in 2006.  Revenues from sales to various U.S. government entities totaled $2.3 million, or 75.3% of revenues, for the nine months ended September 30, 2007 compared to $2.7 million, or 71.8% of revenues, for the same period in 2006.  Although we expect our concentration of revenues to vary among customers in future quarters depending upon the timing of certain sales, we anticipate that sales to government customers will continue to account for a significant portion of our revenues in future quarters.  Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including potential disruption to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience.  Although we do not believe that that any of our revenues with government customers are subject to renegotiation, a large number of cancelled or renegotiated government orders could have a material adverse effect on our financial results.  Currently, we are not aware of any proposed cancellation or renegotiation of any of our existing arrangements with government entities and, historically, government entities have not cancelled or renegotiated orders which had a material adverse effect on our business.

Gross Profit.  Gross profit was $0.5 million or 59.7% of net revenues for the quarter ended September 30, 2007, compared to $1.0 million or 55.2% of net revenues for the quarter ended September 30, 2006.  Gross profit was $1.8 million or 60.7% of net revenues for the nine months ended September 30, 2007, compared to $2.2 million or 57.2% of net revenues for the nine months ended September 30, 2006.  Gross profit on product revenues for the quarter and nine months ended September 30, trended from 48.4% and 49.3%, respectively, in 2006 to 52.6% and 55.4%, respectively, in 2007 due to the transition to our more profitable software-based products.  Gross profit on customer support and maintenance revenues for the quarter and nine months ended September 30, trended from 91.5% and 80.8%, respectively, in 2006 to 91.2% and 89.8%, respectively, in 2007.  Gross profit as a percentage of net revenues is impacted by several factors, including shifts in product mix, changes in channels of distribution, revenue volume, pricing strategies, and fluctuations in revenues of integrated third-party products.

Sales and Marketing.  Sales and marketing expenses decreased to $0.5 million for the quarter ended September 30, 2007, compared to $0.6 million for the quarter ended September 30, 2006. Sales and marketing expenses decreased to $1.5 million for the nine months ended September 30, 2007, compared to $2.2 million for the nine months ended September 30, 2006 primarily due to a planned reduction in sales personnel and related expenses.  Sales and marketing expenses may vary in the future.  However, we believe that these costs will remain relatively constant through the end of 2007.

Research and Development.  Research and development expenses were $0.4 million for the quarter ended September 30, 2007 compared to $0.3 million for the quarter ended September 30, 2006. Research and development expenses decreased to $1.2 million for the nine months ended September 30, 2007, compared to $1.7 million for the nine months ended September 30, 2006.  Research and development costs are expensed in the period incurred.  Research and development expenses remained relatively flat in the three months ended September 30, 2007, compared to the same period in 2006 and decreased in the nine months ended September 30, 2007, compared to the same period in 2006 primarily due to shifts from R&D expenses to cost of sales in relation to engineering contract jobs.  Research and development expenses may vary in the future; however, we believe that these costs will remain relatively constant through the end of 2007.

General and Administrative.  General and administrative expenses were $0.3 million for the quarter ended September 30, 2007 compared to $0.3 million for the quarter ended September 30, 2006.  General and administrative expenses decreased to $0.7 million for the nine months ended September 30, 2007, compared to $1.0 million for the nine months ended September 30, 2006 due in part to decreases in stock-based compensation expense and administrative overhead expenses.  It is expected that general and administrative expenses will remain relatively constant throughout the remainder of 2007, as no further cost reductions are anticipated.

Interest.  Net interest income decreased to $1 thousand for the quarter ended September 30, 2007 compared to $2 thousand interest income for the same period in 2006.  Net interest income decreased to $2 thousand for the nine months ended September 30, 2007 compared to $43 thousand for the same period in 2006.  The decrease in interest income was primarily due to a decrease of cash and short-term investment balances when compared to the prior year and an increase in interest expense related to the line of credit.  Net interest income may vary in the future based on our cash flow and rate of return on investments.

Liquidity and Capital Resources

Our principal source of liquidity at September 30, 2007 is approximately $0.9 million of cash and cash equivalents.  At September 30, 2007 working capital was $0.4 million compared to $0.2 million at September 30, 2006.

Cash used in operations for the nine months ended September 30, 2007 was $1.2 million, primarily due to a net loss of $1.6 million and the following uses of cash: a $305 thousand decrease in accounts payable and accrued expenses, a $19 thousand increase in inventories, a $16 thousand reduction in deferred revenue and a $14 thousand reduction in the provision for doubtful accounts.  This was partially offset by the following sources of cash and non-cash items: a $451 thousand decrease in accounts receivable, a $117 thousand decrease in prepaid expenses and other assets, $93 thousand in stock-based compensation and $45 thousand in depreciation expense.  Cash used in operations for the nine months ended September 30, 2006 was $2.9 million, primarily due to a net loss of $2.8 million and the following uses of cash: a $465 thousand increase in accounts receivable, a $209 thousand decrease in accounts payable and accrued expenses, a $166 thousand reduction in deferred revenue and a $13 thousand reduction in the provision for doubtful accounts.  This was partially offset the following sources of cash and non-cash items: a $134 thousand decrease in inventories, a $128 thousand decrease in prepaid expenses and other assets, $402 thousand in stock-based compensation and $80 thousand in depreciation expense.  Future fluctuations in inventory balances, accounts receivable and accounts payable will be dependent upon several factors, including, but not limited to, quarterly sales, our strategy in building inventory in advance of receiving orders from customers, and the accuracy of our forecasts of product demand and component requirements.

There was $39 thousand of cash used in investing activities in the nine months ended September 30, 2007 for net purchases of property and equipment, compared to $500 thousand provided by investing activities in the nine months ended September 30, 2006 primarily related to the maturities of short-term investments offset slightly by net purchases of property and equipment.

Cash provided by financing activities in the nine months ended September 30, 2007 was $1.3 million, primarily consisting of the proceeds from the issuance of common stock of $1.5 million, partially offset by payment of dividends on preferred stock of $115 thousand and a net reduction in the line of credit of $100 thousand, compared to cash used in financing activities in the nine months ended September 30, 2006 was $132 thousand, primarily consisting of the payment of dividends on preferred stock.

At September 30, 2007, the Company did not have any material commitments for capital expenditures.

During the three months ended September 30, 2007, the Company funded its operations through the use of cash and cash equivalents.

On September 26, 2007, we completed a private placement of 1,190,476 shares of our Common Stock for gross proceeds of $500,000.

On March 29, 2006, we established a $1,000,000 line of credit with Silicon Valley Bank.  The line of credit was renewed on March 29, 2007.  Under the terms of this agreement, we may borrow an amount equal up to 80% of eligible accounts receivable balances.  In addition, we may obtain inventory advances equal to 35% of finished good inventory, capped at the lesser of the inventory availability, $300,000 or 35% of our total borrowing base.  If our credit line increases to $2,000,000, inventory advances will be capped at the lesser of the inventory availability, $600,000 or 35% of our borrowing base.  Amounts we borrow under the credit line accrue interest at an annual rate of prime plus 1% and are secured by a lien on all of our assets.  Accrued interest on all outstanding amounts is payable monthly in arrears and all outstanding principal and accrued but unpaid interest on the amounts we borrow are due on March 28, 2008.  Our ability to receive advances under this credit line will increase if we generate additional receivables and inventory.  We have a current balance due under this credit line of $100,000 at September 30, 2007.  Also, assuming receivables and inventory equal to the $425,000 of net accounts receivable and the $207,000 of finished goods inventory we had at September 30, 2007, we had approximately $100,000 additional funds available under our credit line at September 30, 2007.

Net operating losses and operating cash outflows may continue through the fourth quarter of 2007 and possibly into fiscal year 2008.  The sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control.  In addition, we are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources.   Of the $0.9 million in cash and cash equivalents at September 30, 2007, $0.5 million was derived from a private investment by our Chief Executive Officer which closed on September 26, 2007.   In addition, we received an additional $0.5 million in each of our last two quarters as a result of private investments by our Chief Executive Officer and Chief Financial Officers. This $1.5 million in equity financing has had the effect of significantly diluting our existing shareholders, as we issued 3,227,513 shares of common stock in exchange for this investment.  As of September 30, 2007 we had approximately $100 thousand additional funds available under our existing credit line.  Based on projections for increased revenues for the next twelve months and the closing of the $0.5 million private placement on September 26, 2007, we believe that our available cash resources will provide sufficient cash resources to finance our operations and expected capital expenditures over the next twelve month period.  If we do not significantly increase our revenues to meet our projections or obtain additional financing within the next three months, we will likely be unable to implement our business plan, fund our liquidity needs or even continue our operations. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, most likely will result in dilution to our stockholders.

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

Off-Balance Sheet Arrangements.

As of September 30, 2007, we did not have any significant off-balance sheet arrangements, as defined by Item 303(c)(2) of Regulation S-B.

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

Unless we significantly increase revenues or obtain additional financing within the next three months, we are not likely to have sufficient cash to operate our business and may not be able to maintain our liquidity requirements.

As of September 30, 2007, we had cash and cash equivalents of approximately $0.9 million; however, we have completed $0.5 million in equity financing in each of the last three quarters, which has permitted us to fund operations for 2007.  Net operating losses and operating cash outflows may continue through the fourth quarter of 2007 and possibly into fiscal year 2008.  In addition, we are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources for the fourth quarter of 2007.  As of September 30, 2007 we had approximately $100 thousand available under our existing credit lines.  If we do not significantly increase our revenues or obtain additional financing within the next three months, we will likely be unable to implement our business plan, fund our liquidity needs or even continue our operations. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, most likely will result in dilution to our stockholders.

Our recent equity financings have had the effect of significantly diluting our existing shareholders, and future rounds of equity financing will likely have a similar impact.

In order to fund our operations, our Chief Executive Officer and Chief Financial Officer have invested an aggregate amount of $1.5 million in fiscal year 2007, in exchange for which we have issued an aggregate of 3,227,513 shares of our common stock, representing approximately 28% of our issued and outstanding common stock.  The issuance of this stock has significantly diluted our existing shareholders.  If we are unable to significantly increase our revenues in the near term, we are likely to need additional financing to continue operations.  If this financing involves the issuance of additional shares of our common stock, our shareholders will experience further dilution.

Our revenues have declined in connection with a shift in focus from SecureNet products to Compliance Commander and TraceCop products.   If our newer products do not achieve market acceptance, our revenues will continue to suffer.

We have transitioned our sales strategy focus from SecureNet to Compliance Commander and TraceCop.  During this transition, sales of our newer products have not offset the losses in sales associated with our older products.  As a result, our net revenues declined from $6.0 million in 2005 to $5.2 million in 2006 and decreased from $3.8 million for the first three quarters of 2006 compared to $1.7 million for the first three quarters of 2007.  We can provide no assurances that sales of our newer products will ever offset the losses in sales of older products or generate sufficient revenues to sustain our business.

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

We had a net loss of $0.6 million for the quarter ended September 30, 2007 and an accumulated deficit of $56.7 million at September 30, 2007.  As a result, we must generate substantially greater revenues from sales in order to achieve profitability.

We incurred significant operating losses for the quarter ended September 30, 2007 and have incurred operating losses in previous quarters.  We need to generate and sustain substantially greater revenues from the sales of our products if we are to achieve profitability.  If we are unable to achieve these greater revenues, our losses will continue for the near term and possibly longer, and we may never achieve or sustain profitability or generate positive cash flow from operations.

Our management and larger stockholders exercise significant control over our company and have the ability to approve or take actions that may be adverse to your interests.

As of October 31, 2007, our executive officers, directors and preferred stockholders beneficially own approximately 47.9% of our voting power.  As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us.  These stockholders may use their influence to approve or take actions that may be adverse to your interests.  Further, the Company contemplates the possible issuance of shares of our Common Stock or of securities exercisable or convertible into shares of our Common Stock in connection with future private placement stock offerings funded by our  Chief Executive Officer or other members of management.  Any such issuance may increase the percentage of stock our Chief Executive Officer and our management group beneficially holds.

A large percentage of our revenues are received from U.S. government entities, and the loss of one of these customers could reduce our revenues and materially harm our business and prospects.

                A large percentage of our revenues result from sales to U.S. government entities.  If we were to lose one or more of these key relationships, our revenues could decline and our business and prospects may be materially harmed. We expect that even if we are successful in developing relationships with non-governmental customers, our revenues will continue to be concentrated among government entities. For the quarter ended September 30, 2007, sales to U.S. government entities collectively accounted for 75.4% of our total net revenues.  For the years ended December 31, 2004, 2005 and 2006, sales to U.S. government entities collectively accounted for 53.6%, 70.7% and 73.6% of our total net revenues, respectively. The loss of any of these key relationships may send a negative message to other U.S. government entities or non-governmental customers concerning our product offering.  We cannot assure you that U.S. government entities will be customers of ours in future periods or that we will be able to diversify our customer portfolio to adequately mitigate the risk of loss of any of these customers.

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

                For the years ended December 31, 2004, 2005 and 2006, we derived 36.9%, 36.2% and 17.3% of our revenues from sales through indirect sales channels, such as distributors, value-added resellers, system integrators, original equipment manufacturers and managed service providers.  We derived 24.2% of our revenues in the third quarter of 2007 from such sales channels.  We must expand our sales through these indirect channels in order to increase our revenues.  We cannot assure you that our products will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues.  Further, many of our competitors are also trying to sell their products through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our products.

Our ability to sell our products internationally is subject to certain risks, which could harm our business.

Revenues from foreign customers for the fiscal years ended December 31, 2004, 2005 and 2006 accounted for approximately 19.2%, 10.7% and 9.4%, respectively, of our revenues.  Foreign revenues in the third quarter 2007 were 5.0% of revenues.  We expect sales to foreign customers to continue to represent a significant portion of our revenues in the future.  Our international operations are subject to many inherent risks that may adversely affect our business, financial condition and operating results, including:

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

On March 25, 2004, we completed a $5,000,000 private placement pursuant to which we issued 1,000,000 shares of our 5% Convertible Preferred Stock (the “Series 1 Preferred Stock”) and warrants to acquire 556,619 shares of our common stock.  The conversion price for the Series 1 Preferred Stock and the exercise price of the warrants is $3.144 per share.  We also issued our placement agent a warrant for 64,408 shares of our common stock at an exercise price of $3.144 per share.  As of October 31, 2007, there were 259,696 shares of the Series 1 Preferred Stock outstanding, representing approximately 413,003 shares of common stock upon conversion, and warrants to purchase 621,027 shares of common stock outstanding.

On March 28, 2005, we completed a $2,663,000 private placement pursuant to which we issued 1,065,200 shares of our Series 2 5% Convertible Preferred Stock (the “Series 2 Preferred Stock”) and warrants to acquire 532,600 shares of our common stock.  We also issued two affiliates of our placement agent warrants to purchase an aggregate of 60,390 shares of common stock.  The conversion price for the Series 2 Preferred Stock is $2.50 per share and the exercise price of the warrants is $2.77 per share.  As of October 31, 2007, there were 460,000 shares of the Series 2 Preferred Stock outstanding, representing 460,000 shares of common stock upon conversion, and warrants to purchase 592,990 shares of common stock outstanding.

On December 2, 2005, we completed a $1,230,843 private placement pursuant to which we issued 564,607 shares of our Series 3 5% preferred stock  (the “Series 3 Preferred Stock”) and warrants to acquire 282,306 shares of our common stock.  We also issued two affiliates of our placement agent warrants to purchase an aggregate of 27,531 shares of common stock.  The conversion price of the Series 3 Preferred Stock is $2.18 per share and the exercise price of the warrants is $2.58 per share.  As of October 31, 2007, there were 468,735 shares of Series 3 Preferred Stock outstanding, representing 468,735 shares of common stock upon conversion, and warrants to purchase 309,837 shares of common stock outstanding.

                During the fiscal year ended December 31, 2006, we paid $66,000 in dividends to the holders of our 5% Preferred Stock, $74,000 in dividends to the holders of our Series 2 5% Preferred Stock and $53,000 in dividends to the holders of our Series 3 5% Preferred Stock.  During the three quarters ended on September 30, 2007, we paid $43,000 in dividends to the holders of our 5% Preferred Stock, $38,000 in dividends to the holders of our Series 2 5% Preferred Stock and $34,000 in dividends to the holders of our Series 3 5% Preferred Stock.  At September 30, 2007, we have dividends accrued of $32,551 related to our 5% Preferred Stock, $4,726 related to our Series 2 5% Preferred Stock and $4,199 related to our Series 3 5% Preferred Stock.

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

On October 31, 2007, we had 11,523,726 shares of common stock outstanding.  Upon conversion of all outstanding shares of our preferred stock and exercise of the warrants, we would have 14,383,318 shares of common stock outstanding, an increase of approximately 24.9% in the number of shares of our common stock outstanding.

                Further, the occurrence of certain events entitles holders of our Series 2 Preferred Stock and Series 3 Preferred Stock to require us to redeem their shares for a certain number of shares of our common stock.  Assuming (i) we have paid all liquidated damages and other amounts to the holders, (ii) incurred accrued but unpaid dividends on October 31, 2007 of $17,600, (iii) a volume weighted average price of $0.38, which was the ten-day volume weighted average closing price of our common stock on October 31, 2007, and (iv) our 11,523,726 shares of common stock outstanding on October 31, 2007, upon exercise of their redemption right by the holders of the Series 3 Preferred Stock and the Series 2 Preferred Stock, we would be obligated to issue approximately 8,919,053 shares of our common stock.  This would represent an increase of approximately 77.4% in the number of shares of our common stock as of October 31, 2007.

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

The holders of the shares of our 5% Preferred Stock and warrants we issued in connection with the sale of our 5% Preferred Stock may convert their shares of preferred stock and exercise their warrants and sell the underlying shares of common stock.  As of October 31, 2007, 740,304 shares of our 5% Preferred Stock had converted into 1,177,327 shares of common stock.

The holders of the shares of Series 2 5% Preferred Stock and warrants we issued in connection with the sale of our Series 2 Preferred Stock may convert their shares of preferred stock and exercise their warrants and sell the underlying shares of common stock.  As of October 31, 2007, 605,200 shares of Series 2 Preferred Stock had converted into 605,200 shares of common stock.

The holders of the shares of Series 3 5% Preferred Stock and warrants we issued in connection with the sale of our Series 3 Preferred Stock, may convert their shares of Series 3 Preferred Stock and exercise their warrants and sell the underlying shares of common stock pursuant to an effective registration statement we filed with the Commission on April 26, 2007.  As of October 31, 2007, 95,872 shares of Series 3 Preferred Stock had converted into 95,872 shares of common stock.

For the four weeks ended on October 26, 2007, the average daily trading volume of our common stock on The OTCBB was 8,122 shares.  Consequently, if holders of preferred stock or warrants elect to convert their remaining shares or exercise their warrants and sell a material amount of their underlying shares of common stock on the open market, the increase in selling activity could cause a decline in the market price of our common stock.  Furthermore, these sales, or the potential for these sales, could encourage short sales, causing additional downward pressure on the market price of our common stock.

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

The market price of our common stock has been highly volatile in the past and may continue to be volatile in the future.  For example, in the fiscal year ended September 30, 2007, the market price of our common stock on The OTCBB and The Nasdaq Capital Market fluctuated between $0.25 and $0.75 per share.  The market price of our common stock may fluctuate significantly in response to a number of factors, many of which are outside our control, including:

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007 and concluded that the disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

At the end of 2007, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and at the end of 2008, our independent registered public accountants will be required to audit management’s assessment. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment at the end of 2007 and for its independent registered public accountants to provide their attestation report at the end of 2008. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

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

Item 6.                                EXHIBITS

The following Exhibits are filed with this report form 10-QSB:

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	Certification Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRUSION INC.

Date: November 9, 2007	/s/ G. Ward Paxton
G. Ward Paxton
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2007	/s/ Michael L. Paxton
Michael L. Paxton
Vice President, Chief Financial Officer, Treasurer & Secretary
(Principal Financial & Accounting Officer)