Form 10KSB
period 2007-12-31
INTRUSION INC
filed 2008-03-28
CIK 736012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Check whether the issuer (1)  filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the issuer’s revenues for its most recent fiscal year:  $3,510,000.

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 14, 2008:  $1,328,965.  As of March 14, 2008, 11,638,405 shares of the issuer’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement filed in connection with the Registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

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

General

We develop, market and support a family of entity identification, regulated information compliance, data privacy protection and network intrusion prevention/detection products.  Our product families include:  TraceCop for identity discovery and disclosure, Compliance Commander for regulated information and data privacy protection, and Intrusion SecureNet for network intrusion prevention and detection.  Intrusion’s products help protect critical information assets by quickly detecting, protecting, analyzing and reporting attacks or misuse of classified, private and regulated information for government and enterprise networks.

We market and distribute our products through a direct sales force to end-users, distributors and system integrators, managed service providers and value-added resellers. Our end-user customers include banks, credit unions, other financial institutions, U.S. federal government entities, foreign government entities and local government entities, high technology, e-commerce and telecommunication companies, hospital and other healthcare providers and academic institutions.  Essentially, our end-users can be defined as ‘any end-user requiring network security solutions for protecting their mission critical data’.

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

Our principal executive offices are located at 1101 East Arapaho Road, Suite 200, Richardson, Texas 75081, and our telephone number is (972) 234-6400.  Our website URL is www.intrusion.com.  References to “we”, “us”, “our” or “Intrusion Inc.” refer to Intrusion Inc. and its subsidiaries.  Compliance Commander™, SecureNet™ and TraceCop™ are trademarks of Intrusion Inc.

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

                On March 29, 2006, we established a $1,000,000 line of credit with Silicon Valley Bank which may increase to $2,000,000 if we have EBITDA of at least $200,000 for two consecutive quarters.  Under the terms of this agreement, we may borrow an amount equal up to 80% of eligible accounts receivable balances.  In addition, we may obtain inventory advances equal to 35% of finished goods inventory, capped at the lesser of the inventory availability, $300,000 or 35% of our total borrowing base.  If our credit line increases to $2,000,000, inventory advances will be capped at the lesser of the inventory availability, $600,000 or 35% of our borrowing base.  Amounts we borrow under the credit line accrue interest at an annual rate of prime plus 1% and are secured by a lien on all of our assets.  The line of credit was extended on March 28, 2008, accrued interest on all outstanding amounts is payable monthly in arrears and all outstanding principal and accrued but unpaid interest on the amounts we borrow are due on June 28, 2008.

On December 28, 2006, we completed a private placement of 1,250,000 shares of our Common Stock for gross proceeds of $500,000.

On March 15, 2007, we completed a private placement of 925,926 shares of our Common Stock for gross proceeds of $500,000.

On June 27, 2007, we completed a private placement of 1,111,111 shares of our Common Stock for gross proceeds of $500,000.

On September 26, 2007, we completed a private placement of 1,190,476 shares of our Common Stock for gross proceeds of $500,000.

On January 30, 2008, the Company entered into a revolving promissory note to borrow up to $700,000 from G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer.

On March 20, 2008, we received a written commitment from our Chief Executive Officer to invest up to an additional $1,500,000 in the Company until March 2009, should such funding be required by the Company, on terms and conditions yet to be determined.

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

Sales to U.S. government customers accounted for 73.2% of our revenues for the year ended December 31, 2007, compared to 73.6% of our revenue in 2006.  We expect to continue to derive a substantial portion of our revenues from sales to governmental entities in the future as we continue to market our entity identification products, our regulated compliance and data leakage prevention products and our network intrusion prevention products to the government.  Sales to the government presents risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including potential disruption due to irregularities in or interruptions to appropriation and spending patterns, delays in approving a federal budget and the government’s reservation of the right to cancel contracts and purchase orders for its convenience.

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

Products

The Intrusion SecureNet, Compliance Commander and TraceCop systems can operate standalone or with our Provider Management System.

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

The Provider Management System controls the Sensors and displays events produced by the Sensors.  The Intrusion Provider is a three-tier enterprise management and monitoring system. Provider is for enterprise deployments with no license limitations placed on architecture, freeing the enterprise to build the management system required. Provider follows the workflow of the security analyst with a highly productive environment for response, research, resolution and decision support. The Provider suite includes applications for event monitoring, policy creation and tuning and centralized software deployment — making up the complete suite of tools required to manage and monitor a SecureNet or Compliance Commander system from one sensor to more than 100 sensors.

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

The Intrusion Compliance Commander products leverage the same Management systems as SecureNet NIP&DS products. Our Compliance Commander solutions are currently designed to address the security and confidentiality issues in the following industries and customers:

•              Healthcare companies (including healthcare providers, insurance companies and medical equipment manufacturers) who are working to comply with HIPAA, and

•              Financial institutions and e-commerce enterprises working to comply with the customer confidentiality provisions of GLBA and California’s SB 1386.

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

We currently have three third-party product relationships.  We do not consider any of these third-party relationships to be material and we do not expect the sales from these relationships to be material, as the product offerings are only complementary to our existing product offerings.

Customer Services

In addition to offering our network security products, we also offer a wide range of services, including design and configuration, project planning, training, installation and maintenance.

Product Development

The network security industry is characterized by rapidly changing technology, standards, economy and customer demands. We believe that our future success depends in large part upon the timely enhancement of existing products as well as the development of technologically advanced new products that meet industry standards, perform successfully and simplify the users’ tasks so that they can do more with fewer resources.  We are currently marketing SecureNet, Compliance Commander and TraceCop products to meet emerging market requirements and are continuously engaged in testing to ensure that our products interoperate with other manufacturers’ products, which comply with industry standards.

During 2007 and 2006, our research and development expenditures were $1.7 million and $2.1 million, respectively. All of our expenditures for research and development have been expensed as incurred.  At December 31, 2007, we had 13 employees engaged in research and product development.

Manufacturing and Supplies

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

    Foreign Sales.  We believe that rapidly evolving international markets are important sources of future net sales. Our export sales are currently being made through an indirect sales force comprised of international resellers in Europe, Asia and Canada.  Export sales accounted for approximately 9.2% and 9.4% of total revenue in 2007 and 2006, respectively.  See “Management’s Discussion and Analysis or Plan of Operations” included in this report for a geographic breakdown of our revenue in 2007 and 2006. Sales to foreign customers and resellers generally have been made in United States dollars.

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

Although we sell our products to many customers through various distribution channels, no one commercial customer or reseller accounted for 10% or more of our total revenue in any of the past three fiscal years.  However, in 2007, 73.2% of our revenue was derived from a variety of U.S. government entities through direct sales and indirectly through system integrators and resellers.  In 2007, 66.5% of our total revenues are attributable to two customers; a U.S. Government customer exceeds 10% of our total revenues individually.  Comparatively, sales to the U.S. Government through direct and indirect channels totaled 73.6% of total revenues for 2006 and 65.6% of our total revenues in 2006 were attributable to three customers, one of which exceeded 10% of our total revenues individually.  A reduction in our sales to U.S. government entities could have a material adverse effect on our business and operating results if not replaced.

    Backlog.  We believe that only a small portion of our order backlog is non-cancelable and that the dollar amount associated with the non-cancelable portion is immaterial. We purchase or contract inventory based upon our forecast of customer demand and maintain inventories in advance of receiving firm orders from customers. Commercial orders are generally fulfilled within two days to two weeks following receipt of an order. Certain government orders may be scheduled over several months, generally not exceeding one year.

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

There are numerous companies competing in various segments of the data security markets. Our principal competitors in the network intrusion prevention and detection market include Internet Security Systems, Inc.(IBM), Cisco Systems, Inc., Symantec, Inc., Netscreen  (Juniper Networks, Inc.), McAfee Inc., Tipping Point Technologies, a division of 3Com Corporation, and NFR Security (Checkpoint).  Our competitors in the regulated information compliance market include Vontu (Symantec), Port Authority (Websense), Vericept, Reconnex, Tablus and a small number of start-up companies that entered the space within the last two years.

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

Employees

As of December 31, 2007, we employed a total of 27 persons, including 9 in sales, marketing and technical support, 1 in manufacturing and operations, 13 in research and product development and 4 in administration and finance.

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

Our cash, cash equivalents, and investments decreased from $0.9 million at December 31, 2006 to $0.4 million at December 31, 2007.  As a result of our expected continuing net cash outflows, we may not have sufficient cash to operate our business and may not be able to maintain certain liquidity requirements.  Additional debt and equity offerings to fund future operations may not be available and, if available, may significantly dilute the value of our currently outstanding common stock.

As of December 31, 2007, we had cash, cash equivalents and investments of approximately $0.4 million, down from approximately $0.9 million as of December 31, 2006.  We expect our net operating losses and operating cash outflows to continue through at least the first quarter of 2008 and possibly throughout the remainder of fiscal year 2008.  In addition, we are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources.   As of February 29, 2008 we had cash and cash equivalents of $40,000 and $6,000 available funding under our line of credit at Silicon Valley Bank and $220,000 available from our promissory note to borrow up to $700,000 from G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer.  We expect to fund our operations through additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Specifically, we have a March 20, 2008 written commitment from our Chief Executive Officer to invest up to an additional $1,500,000 in the Company until March 2009, should such funding be required by the Company, on terms and conditions yet to be determined.    Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the next few months, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

Our revenues declined from $5.2 million in 2006 to $3.5 million in 2007 in connection with a shift in focus from SecureNet products to Compliance Commander and TraceCop products.   If our newer products do not achieve market acceptance, our revenues will continue to suffer.

We have transitioned our sales strategy focus from SecureNet to Compliance Commander and TraceCop.  During this transition, sales of our newer products have not offset the losses in sales associated with our older products.  As a result, our net revenues declined from $5.2 million in 2006 to $3.5 million in 2007.  We can provide no assurances that sales of our newer products will ever offset the losses in sales of older products or generate sufficient revenues to sustain our business.

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

We had a net loss of $2.4 million for the year ended December 31, 2007 and have an accumulated deficit of $57.5 million as of December 31, 2007.  To achieve profitability, we must generate substantially greater revenues.

We incurred significant operating losses for the fiscal year ended December 31, 2007 and have incurred operating losses in previous years.  For the year ended December 31, 2007, we incurred a net loss of $2.4 million and had an accumulated deficit of approximately $57.5 million as of December 31, 2007.  We need to generate and sustain substantially greater revenues from the sales of our products if we are to achieve profitability.  If we are unable to achieve these greater revenues, our losses will continue for the near term and possibly longer, and we may never achieve or sustain profitability or generate positive cash flow from operations.

A large percentage of our revenues are received from U.S. government entities, and the loss of one of these customers could reduce our revenues and materially harm our business and prospects.

                A large percentage of our revenues result from sales to U.S. government entities.  If we were to lose one or more of these key relationships, our revenues could decline and our business and prospects may be materially harmed. We expect that even if we are successful in developing relationships with non-governmental customers, our revenues will continue to be concentrated among government entities. For the years ended December 31, 2005, 2006 and 2007, sales to U.S. government entities collectively accounted for 70.7%, 73.6% and 73.2% of our total net revenues, respectively. The loss of any of these key relationships may send a negative message to other U.S. government entities or non-governmental customers concerning our product offering.  We cannot assure you that U.S. government entities will be customers of ours in future periods or that we will be able to diversify our customer portfolio to adequately mitigate the risk of loss of any of these customers.

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

                For the years ended December 31, 2005, 2006 and 2007, we derived 36.2%, 17.3% and 19.2% of our revenues from sales through indirect sales channels, such as distributors, value-added resellers, system integrators, original equipment manufacturers and managed service providers.  We must expand our sales through these indirect channels in order to increase our revenues.  We cannot assure you that our products will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues.  Further, many of our competitors are also trying to sell their products through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our products.

International sales comprise a material portion of our overall revenues.  Our ability to sell our products internationally is subject to certain risks, which could harm our business.

Revenues from foreign customers for the fiscal years ended December 31, 2005, 2006 and 2007 accounted for approximately 10.7%, 9.4% and 9.2%, respectively, of our revenues.  We expect sales to foreign customers to continue to represent a significant portion of our revenues in the future.  Our international operations are subject to many inherent risks that may adversely affect our business, financial condition and operating results, including:

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

On March 25, 2004, we completed a $5,000,000 private placement pursuant to which we issued 1,000,000 shares of our 5% Convertible Preferred Stock (the “Series 1 Preferred Stock”) and warrants to acquire 556,619 shares of our common stock.  The conversion price for the Series 1 Preferred Stock and the exercise price of the warrants is $3.144 per share.  As of February 29, 2008, there were 259,696 shares of the Series 1 Preferred Stock outstanding, representing approximately 413,003 shares of common stock upon conversion.

On March 28, 2005, we completed a $2,663,000 private placement pursuant to which we issued 1,065,200 shares of our Series 2 5% Convertible Preferred Stock (the “Series 2 Preferred Stock”) and warrants to acquire 532,600 shares of our common stock.  The conversion price for the Series 2 Preferred Stock is $2.50 per share and the exercise price of the warrants is $2.77 per share.  As of February 29, 2008, there were 460,000 shares of the Series 2 Preferred Stock outstanding, representing 460,000 shares of common stock upon conversion.

On December 2, 2005, we completed a $1,230,843 private placement pursuant to which we issued 564,607 shares of our Series 3 5% preferred stock  (the “Series 3 Preferred Stock”) and warrants to acquire 282,306 shares of our common stock. ..The preferred shares may be converted into 564,607 shares of common stock at an initial conversion price of $2.18 per share, and the warrants may be exercised at a price of $0.40 per share during the five-year period commencing on June 2, 2006.  As of February 29, 2008, there were 354,056 shares of Series 3 Preferred Stock outstanding, representing 354,056 shares of common stock upon conversion.

                During the fiscal year ended December 31, 2007, we paid $65,000 in dividends to the holders of our 5% Preferred Stock, $58,000 in dividends to the holders of our Series 2 5% Preferred Stock and $51,000 in dividends to the holders of our Series 3 5% Preferred Stock.  At December 31, 2007, we have dividends accrued of $16,364 related to our 5% Preferred Stock, $4,884 related to our Series 2 5% Preferred Stock and $3,826 related to our Series 3 5% Preferred Stock.

Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.  We have not had net profits for the last two fiscal years ended as of December 31, 2007.  We also, as of December 31, 2007, did not have sufficient capital surplus, defined as the amount by which our net assets exceed our stated capital, based on par value of our outstanding shares as provided by Delaware law.  We cannot assure you that our net assets will exceed our stated capital or that we will have net profits in order to pay these dividends in the future.  These dividends continue to accrue on all our outstanding shares of preferred stock, regardless of whether we are legally able to pay them.  The accrual of these dividends may adversely affect our operating results.  Moreover, the payment of these dividends could strain our available cash resources, which could adversely affect our ability to operate or grow our business.

                If we are unable to pay dividends on our preferred stock, we will accrue an additional late fee penalty of 18% per annum on the unpaid dividends for the Series 2 Preferred Stock and Series 3 Preferred Stock, and we could be required to redeem the outstanding shares of Series 2 Preferred Stock and Series 3 Preferred Stock for shares of our common stock issued at a price equal to 75% of the average of the volume weighted average price of our common stock for the ten days ending on the day immediately preceding an election to redeem, subject, in the case of the Series 3 Preferred Stock, to a floor of $0.87.  As a result, the issuance or potential issuance of these additional shares of common stock could cause our stock price to decline.  Furthermore, our inability to pay dividends could adversely affect our ability to raise equity financing in the future if required.

You will experience substantial dilution upon the conversion or redemption of the shares of preferred stock and the exercise of warrants that we issued in our recent private placements or in the event we raise additional funds through the issuance of new shares of our common stock or securities convertible or exercisable into shares of common stock.

On March 14, 2008, we had 11,638,405 shares of common stock outstanding.  Upon conversion of all outstanding shares of our preferred stock and exercise of the warrants, we will have 14,389,318 shares of common stock outstanding, approximately a 25.0% increase in the number of shares of our common stock outstanding.

                Further, the occurrence of certain events could entitle holders of our Series 2 Preferred Stock and Series 3 Preferred Stock to require us to redeem their shares for a certain number of shares of our common stock.  Assuming (i) we have paid all liquidated damages and other amounts to the holders, (ii) incurred accrued but unpaid dividends on February 29, 2008 of $17,000, (iii) a volume weighted average price of $0.17, which was the ten-day volume weighted average closing price of our common stock on February 29, 2008, and (iv) our 11,638,405 shares of common stock outstanding on February 29, 2008, upon exercise of their redemption right by the holders of the Series 3 Preferred Stock and the Series 2 Preferred Stock, we would be obligated to issue approximately 19,512,924 shares of our common stock.  This would represent an increase of approximately 167.7% in the number of shares of our common stock as of February 29, 2008.

                In addition, management may issue additional shares of common stock or securities exercisable or convertible into shares of common stock in order to finance our continuing operations.  Any future issuances of such securities would have additional dilutive effects on the existing holders of our Common Stock.

The conversion of preferred stock or exercise of warrants we issued in the private placements may cause the price of our common stock to decline.

The holders of the shares of our 5% Preferred Stock and warrants we issued in connection with the sale of our 5% Preferred Stock may freely convert their shares of preferred stock and exercise their warrants and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of February 29, 2008, 740,304 shares of our 5% Preferred Stock had converted into 1,177,327 shares of common stock.

The holders of the shares of Series 2 5% Preferred Stock and warrants we issued in connection with the sale of our Series 2 Preferred Stock may freely convert their shares of preferred stock and exercise their warrants and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of February 29, 2008, 605,200 shares of Series 2 Preferred Stock had converted into 605,200 shares of common stock.

The holders of the shares of Series 3 5% Preferred Stock and warrants we issued in connection with the sale of our Series 3 Preferred Stock, may freely convert their shares of Series 3 Preferred Stock and exercise their warrants and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of February 29, 2008, 210,551 shares of Series 3 Preferred Stock had converted into 210,551 shares of common stock.

For the four weeks ended on February 29, 2008, the average daily trading volume of our common stock on The OTCBB was 9,050 shares.  Consequently, if holders of preferred stock or warrants elect to convert their remaining shares or exercise their warrants and sell a material amount of their underlying shares of common stock on the open market, the increase in selling activity could cause a decline in the market price of our common stock.  Furthermore, these sales, or the potential for these sales, could encourage short sales, causing additional downward pressure on the market price of our common stock.

Certain rights of the holders of our preferred stock and the terms of our secured credit line may hinder our ability to raise additional financing.

Under the terms of our preferred stock instruments, we cannot issue shares of capital stock with rights senior to those of our existing 5% Preferred Stock, Series 2 5% Preferred Stock or Series 3 5% Preferred Stock without the approval of at least a majority of the holders of our 5% Preferred Stock, all of the holders of our Series 2 5% Preferred Stock, and holders of at least 75% of our Series 3 5% Preferred Stock voting or acting as separate classes.  We also cannot incur certain indebtedness without the approval of at least a majority of the holders of each class of our Preferred Stock.  Furthermore, the terms of our secured credit line with Silicon Valley Bank include covenants which restrict our ability to incur additional debt and pay certain dividends.  The combination of these provisions could hinder or delay our ability to raise additional debt or equity financing.

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

From our founding in 1983 until 2000, we derived substantially all of our revenue from the design, manufacture and sale of local area networking equipment.  In order to permit us to focus our resources solely on developing and marketing our network security products, we sold our local area networking assets and related networking divisions.  We now depend exclusively on revenues generated from the sale of our network security products, which have received limited market acceptance.  We have recently introduced our regulated information compliance systems and entity identification products, and the market for these products has only begun to emerge.  We can provide no assurances that our newly introduced products will ever achieve widespread market acceptance or that an adequate market for these products will ever emerge.  Consequently, we resemble a developmental stage company and will face the following inherent risks and uncertainties:

•      the need for our network security products, regulated information compliance systems and entity identification products to achieve market acceptance and produce a sustainable revenue stream;

•      our ability to manage costs and expenses;

•      our dependence on key personnel;

•      our ability to obtain financing on acceptable terms; and

•      our ability to offer greater value than our competitors.

                Our business strategy may not successfully address these risks.  If we fail to recognize significant revenues from the sales of our network security products, regulated information compliance systems and entity identification products, our business, financial condition and operating results would be materially adversely affected.

Our management and larger stockholders exercise significant control over our company and have the ability to approve or take actions that may be adverse to your interests.

As of March 14, 2008, our executive officers, directors and preferred stockholders beneficially own approximately 38.7% of our voting power.  As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us.  These stockholders may use their influence to approve or take actions that may be adverse to your interests.  Further, we contemplate the possible issuance of shares of our Common Stock or of securities exercisable or convertible into shares of our Common Stock in the future by our Chief Executive Officer.  Any such issuance will increase the percentage of stock our Chief Executive Officer and our management group beneficially holds.

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

Our principal competitors in the network intrusion prevention and detection market include Internet Security Systems, Inc. (IBM), Cisco Systems, Inc., Symantec, Inc., Juniper Networks, Inc., McAfee Inc., Tipping Point Technologies, a division of 3Com Corporation, and NFR Security, Inc.  Our competitors in the regulated information compliance market include Vontu (Symantec), Port Authority (Websense), Vericept, Reconnex, Tablus and a small number of start-up companies that entered the space within the last two years. Our current and potential competitors may have one or more of the following significant advantages over us:

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

We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and non-disclosure agreements to protect our proprietary technology.  However, unauthorized parties may attempt to copy or reverse-engineer aspects of our products or to obtain and use information that we regard as proprietary.  Policing unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our intellectual property.  This is particularly true in foreign countries where the laws may not protect proprietary rights to the same extent as the laws of the United States and may not provide us with an effective remedy against unauthorized use.  If our protection of our intellectual property proves to be inadequate or unenforceable, others may be able to use our proprietary developments without compensation to us, resulting in potential cost advantages to our competitors.

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

The market price of our common stock has been highly volatile in the past and may continue to be volatile in the future.  For example, in fiscal year 2007, the market price of our common stock on The OTCBB Market fluctuated between $0.17 and $0.75 per share.  The market price of our common stock may fluctuate significantly in response to a number of factors, many of which are outside our control, including:

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

Approximately thirty percent of our security software research and development staff is located in two separate small facilities in San Diego, California.  These leases are currently set to expire in February 2009.  Research and development personnel occupy these facilities.

We believe that the existing facilities at December 31, 2007 will be adequate to meet our requirements through 2008.  We believe that all facilities are adequately covered by appropriate property insurance.  See Note 4 of Notes to Consolidated Financial Statements for additional information regarding our obligations under leases.

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

Item 4.          Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders during the fourth quarter of 2007.

PART II

Item 5.          Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common stock trades on The OTCBB, where it is currently listed under the symbol “INTZ.”  As of February 29, 2008, there were approximately 125 registered holders of record of the common stock. The following table sets forth, for the periods indicated, the high and low per share bid information for the common stock, as reported by The OTCBB.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2007		2006
	High	Low	High	Low

First Quarter	$.75	$.43	$2.87	$1.28
Second Quarter	.52	.37	1.52	.40
Third Quarter	.43	.35	.72	.28
Fourth Quarter	.42	.17	.53	.22

We have not declared or paid cash dividends on our common stock in our two most recent fiscal years.  We intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.  Future dividends on common stock, if any, will be determined by our Board of Directors.  However, shares of our 5% convertible preferred stock accrue cash dividends equal to $0.25 per share per annum, payable in arrears on March 31 and September 30 of each year, and shares of our Series 2 5% and Series 3 5% convertible preferred stock accrue cash dividends equal to $0.125 per share per annum payable in arrears on the first business day of March, June, September and December of each year.  We paid $173 thousand in dividends related to all of our 5% convertible preferred stock during 2007 and at December 31, 2007, we have dividends accrued related to all of our 5% convertible preferred stock of $25 thousand.  The terms of our outstanding preferred stock prohibit us from paying any dividends on our common stock unless all accrued dividends on the preferred stock have been paid.

Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.  We have not had net profits for the last two fiscal years ended as of December 31, 2007.  We also, as of December 31, 2007, did not have sufficient capital surplus, defined as the amount by which our net assets exceed our stated capital, based on par value of our outstanding shares as provided by Delaware law.  We cannot assure you that our net assets will exceed our stated capital or that we will have net profits in order to pay these dividends in the future.  These dividends continue to accrue on all our outstanding shares of preferred stock, regardless of whether we are legally able to pay them.  The accrual of these dividends may adversely affect our operating results.  Moreover, the payment of these dividends could strain our available cash resources, which could adversely affect our ability to operate or grow our business.  Furthermore, our inability to pay dividends could adversely affect our ability to raise equity financing in the future, if required.  The terms of our credit line with Silicon Valley Bank also prohibit us from paying any dividends on our common stock.

All stock option plans under which our common stock is reserved for issuance have previously been approved by our shareholders. The following table provides summary information as of December 31, 2007 for all of our equity compensation plans (in thousands, except per share data). See Note 8 to our consolidated financial statements for additional discussion.

	Number of shares of common stock to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options	No. of shares of common stock remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	1,141	(1)	$2.30	669
Equity compensation plans not approved by security holders	—		—	—
Total	1,141		$2.30	669

(1)           Included in the outstanding options are 831,500 from the 2005 Plan, 277,380 from the 1995 Plan and 32,500 from the 1995 Non-Employee Director Plan.

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

                If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. Any forward-looking statement you read in this filing reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

The Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act, each of which provide protection in connection with certain forward-looking statements, do not directly protect any statements we make in connection with this Annual Report.

Overview

We develop, market and support a family of entity identification products, regulated information compliance and data privacy protection, and network intrusion prevention/detection products.  Our product families include TraceCop for identity identification, Compliance Commander for regulated information compliance and data privacy protection and Intrusion SecureNet for network intrusion prevention and detection.  Intrusion’s products help protect critical information assets by quickly detecting, protecting, analyzing and reporting attacks or misuse of classified, private and regulated information for government and enterprise networks.

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

Our principal executive offices are located at 1101 East Arapaho Road, Suite 200, Richardson, Texas 75081, and our telephone number is (972) 234-6400.  Our website URL is www.intrusion.com.  References to “we”, “us”, “our” or “Intrusion Inc.” refer to Intrusion Inc. and its subsidiaries.  Compliance Commander™, SecureNet™ and TraceCop™ are registered trademarks of Intrusion Inc.

Our revenues have decreased over the past few years due primarily to the change in our product focus from networking hardware to network security software products with a corresponding decrease in our sales volume related to this change in our product mix.  To date, we have not encountered significant competition in the market that has caused us to decrease our sales prices when compared to sales prices in previous years.  To help counteract our declining revenues and bring our operations in line with our new strategic focus, we reduced our employee headcount in 2007.  At December 31, 2006 we employed 32 employees and at December 31, 2007 we employed 24 employees.  As a result of our migration to software-based solutions, our margins have increased over the past three years from 58.0% in 2005 and 2006, to 60.8% in 2007.  We have also restructured our personnel and operations around the development and sale of our core software products.  As a result of these efforts, we believe we have reduced operating expenses to a level that will remain consistent going forward.

In order for us to operate and grow our business, we must achieve and sustain operating profits and become cash flow positive.  This will require us to counteract reduced sales of our SecureNet products by generating additional revenues from sales of our entity identification software and regulated information compliance products.  In order to obtain these sales, our products must gain acceptance in intensely competitive and emerging markets.  We believe our ability to introduce our TraceCop and Compliance Commander products into the marketplace in a timely manner and our efforts to maintain our reduced spending levels will help us achieve these results.

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

Results of Operations

The following tables set forth, for the periods indicated, certain financial data as a percentage of net revenue.

	Year Ended December 31,
	2007	2006

Net product revenue	80.2%	78.3%
Net customer support and maintenance revenue	19.8	21.7
Total revenue	100.0	100.0
Cost of product revenue	37.2	38.2
Cost of customer support and maintenance revenue	2.0	3.8
Total cost of revenue	39.2	42.0
Gross profit	60.8	58.0
Operating expenses:
Sales and marketing	55.0	51.8
Research and development	47.2	39.4
General and administrative	26.4	23.7
Operating loss	(68.4)	(57.3)
Interest income, net	0.2	0.8
Other income, net	—	(1.2)
Loss from operations before income taxes	(68.2)	(57.7)
Income tax provision	—	—
Net loss	(68.2)	(57.7)
Preferred stock dividends accrued	(4.9)	(3.3)
Beneficial conversion feature on preferred stock	—	—
Net loss attributable to common stockholders	(73.1)%	(61.0)%

	2007	2006

Domestic revenue	90.8%	90.6%
Export revenue to:
Europe	8.2	7.1
Canada	0.1	1.6
Asia	0.8	0.6
Latin America	0.1	0.1
Net revenue	100.0%	100.0%

2007 compared with 2006

Net Revenue

Total revenue decreased to $3.5 million in 2007 from $5.2 million in 2006.  The decline in revenue is related to shifting our focus from our SecureNet IPS product line to our Compliance Commander and TraceCop product lines.  Our customer support and maintenance revenue decreased 36.4% from $1.1 million in 2006 to $0.7 million in 2007.  This decline is mainly due to the expiration of maintenance contracts related to SecureNet.  In 2007, total revenues related to our SecureNet product line decreased 41.2% or $0.7 million from $1.7 million in 2006 to $1.0 million in 2007, and our non-core product lines, including our PDS and SecureCom hardware products remained constant at $0.1 million for 2007 and 2006.  Our product revenues decreased 31.7% from $4.1 million in 2006 to $2.8 million in 2007.   We expect our product revenues to increase in the future as the market acceptance of our Compliance Commander and TraceCop product lines increase.

Export sales in 2007 decreased to $0.3 million, or 9.2% of net revenue, compared to $0.5 million, or 9.4% of net revenue in 2006 primarily due our focus on domestic revenue sales.  As part of our headcount reductions, we have focused most of our sales personnel on the domestic market.  Sales of our products internationally may be subject to exchange risk, which may cause our products to effectively increase in price, if the exchange rate moves significantly and the dollar gains value over the foreign currency.

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

Gross Profit

Gross profit decreased 30% to $2.1 million in 2007 from $3.0 million in 2006. As a percentage of net revenue, gross profit increased 2.8% from 58.0% in 2006 to 60.8% in 2007.  Gross profit on products increased from 51.3% in 2006 to 53.7% in 2007 due to the shift in a more profitable product mix, namely our software-based products.  The decrease in gross profit during 2007 was due to lack of revenue growth as related to shifting our focus from our SecureNet IPS product line to our Compliance Commander and TraceCop product lines.  Gross profit on customer support and maintenance increased from 82.2% in 2006 to 89.6% in 2007.  The decrease in gross profit on customer support and maintenance was relatively small and our gross profit in this area should remain strong as our hardware-related repair costs in conjunction with our strategic decision to move towards software-based solutions should remain low.  As we continue to migrate from our older hardware-based products to our newer software-based products, we expect our product margins to continue to increase.

Gross profit as a percentage of net revenue is impacted by several factors, including shifts in product mix, changes in channels of distribution, sales volume, fluctuations in manufacturing costs, pricing strategies, and fluctuations in sales of integrated third-party products.

Sales and Marketing

Sales and marketing expenses decreased 29.6% to $1.9 million in 2007 from $2.7 million in 2006, as we reduced expenses to respond to the decline in sales. As a percentage of net revenue, sales and marketing expenses increased to 55.0% in 2007 from 51.8% in 2006. We expect sales and marketing expenses to decrease in 2008 compared to 2007 as a result of a decrease in expenses related to the Compliance Commander product line.  We also expect sales and marketing expenses, as a percentage of net revenue, to decrease in 2008 compared to 2007 as we expect an increase in revenue in 2008.

Research and Development

Research and development expenses decreased to $1.7 million, or 47.2% of net revenue, in 2007 compared to $2.1 million, or 39.4% of net revenue, in 2006.  Our research and development costs are expensed in the period in which they are incurred. We expect research and development expenses to remain relatively constant in 2008 compared to 2007.  We expect research and development, as a percentage of net revenue, also to decrease in 2008 compared to 2007 as our revenue increases.

General and Administrative

General and administrative expenses decreased to $0.9 million, or 26.6% of net revenue in 2007 compared to $1.3 million or 23.9 % of net revenue in 2006 as a result of decreases in payroll, benefits, legal, consulting and other administrative expenses associated with a decrease in company size.  We expect general and administration expenses to remain relatively constant in 2008 compared to 2007.

Interest Income, Net

Net interest income decreased 64.4% to $16 thousand in 2007 from $45 thousand in 2006 primarily due to a decrease in average cash and interest-bearing investment balances. We expect net interest income to remain consistent in 2008 compared to 2007.  Net interest income will vary in the future based on our cash flow and rate of return on investments.

Income Taxes

Our effective income tax rate was 0% in 2007 and 2006 as valuation allowances have been recorded for the entire amount of the net deferred tax assets due to uncertainty of realization.  We have fully utilized our net operating loss carryback.

Liquidity and Capital Resources

Our principal sources of liquidity at December 31, 2007 were $0.4 million of cash and cash equivalents. As of December 31, 2007, we do not hold investments with a stated maturity beyond one year. Working capital at December 31, 2007 was $(0.4) million compared to $0.5 million as of December 31, 2006.

Net cash used in operations in 2007 was $1.8 million, primarily due to a net loss of $2.4 million for the year and the following uses of cash: a $410 thousand decrease in accounts payable and accrued expenses, a $55 thousand reduction in deferred revenue and a $50 thousand reduction in the allowance for doubtful accounts.   This was partially offset by the following sources of cash and non-cash items: a $784 thousand decrease in accounts receivable, a $63 thousand decrease in inventories, a $125 thousand decrease in prepaid expenses and other assets, $123 thousand in stock-based compensation and $56 thousand in depreciation expense.  Net cash used in operations in 2006 was $2.9 million, primarily due to a net loss of $3.0 million for the year, a decrease in deferred revenue of $0.2 million, an increase in accounts receivable of $0.4 million, offset by depreciation and amortization of $0.1 million and stock-based compensation expense of $0.4 million.   Future fluctuations in accounts receivable, inventory balances and accounts payable will be dependent upon several factors, including quarterly sales, timely collection of accounts receivable, and the accuracy of our forecasts of product demand and component requirements.

Net cash used in investing activities in 2007 was $39 thousand for net purchases of property and equipment. Net cash provided by investing activities in 2006 was $0.5 million, which consisted of maturities of short term investments of $0.5 million of available for sale securities.

Cash provided by financing activities in 2007 was $1.2 million, primarily consisting of net financing proceeds from private placements consisting of the proceeds of $1.5 million, partially offset by payment of dividends on preferred stock of $173 thousand, and a net reduction in the line of credit of $100 thousand; compared to net cash provided by financing activities in 2006 was $0.5 million, consisting of net financing proceeds from private placements of $0.5 million, net proceeds from line of credit of $.2 million offset by dividends paid on preferred stock of $0.2 million.

At December 31, 2007, we did not have any material commitments for capital expenditures. Operating lease commitments of $0.9 million are detailed below. During 2007, we funded our operations through the use of available cash, cash equivalents and investments, which was raised primarily through private offerings of common stock.

As of December 31, 2007, we had cash, cash equivalents and investments in the amount of approximately $0.4 million, down from approximately $0.9 million as of December 31, 2006.  However, throughout 2007, we continued to reduce expenses and realize the benefit of cost-cutting actions taken in previous years.

On January 30, 2008, the Company entered into a revolving promissory note to borrow up to $700,000 from G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer.

On March 29, 2006, we established a $1,000,000 line of credit with Silicon Valley Bank.  Under the terms of this agreement, we may borrow an amount equal up to 80% of eligible accounts receivable balances.  In addition, we may obtain inventory advances equal to 35% of finished good inventory, capped at the lesser of the inventory availability, $300,000 or 35% of our total borrowing base.  If our credit line increases to $2,000,000, inventory advances will be capped at the lesser of the inventory availability, $600,000 or 35% of our borrowing base.  Amounts we borrow under the credit line accrue interest at an annual rate of prime plus 1% and are secured by a lien on all of our assets.  Accrued interest on all outstanding amounts is payable monthly in arrears and all outstanding principal and accrued but unpaid interest on the amounts we borrow are due on June 30, 2008.  Our ability to receive advances under this credit line will increase if we generate additional receivables and inventory from the sale of our products.  We have $14,000 outstanding under this credit line as of February 29, 2008.  Also, at February 29, 2008, we could borrow an additional $6,000 based on our borrowing base calculation.  The line of credit was extended on March 28, 2008 until June 28, 2008.  Accrued interest on all outstanding amounts is payable monthly in arrears and all outstanding principal and accrued but unpaid interest on the amounts we borrow are due on June 30, 2008.  At or before June 30, 2008, it is anticipated that we will put a new credit facility in place with Silicon Valley Bank.

We expect our net operating losses and operating cash outflows to continue through at least the first quarter of 2008 and possibly throughout the remainder of fiscal year 2008.  The sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control.  In addition, we are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources.   As of February 29, 2008 we had cash and cash equivalents of $40,000 and $6,000 available funding under our line of credit at Silicon Valley Bank and $220,000 available from our promissory note to borrow up to $700,000 from G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer. Based on projections for increased revenues in 2008 and a commitment from the Company’s CEO to advance the Company up to $1.5 million in additional funding should it be necessary, we believe that our available credit line and available cash resources will provide sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Specifically, we have a March 20, 2008 written commitment from our Chief Executive Officer to invest up to an additional $1,500,000 in the Company until March 2009, should such funding be required by the Company, on terms and conditions yet to be determined.    Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the next few months, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

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

Contractual Obligations

The following table sets forth certain information concerning the future contractual obligations under our operating leases at December 31, 2007.  We have no other significant contractual obligations at December 31, 2007.

Future minimum lease payments consisted of the following on December 31, 2007 (in thousands):

2008	393
2009	409
2010	68
$870

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any significant off-balance sheet arrangements, as defined in Item 303(c)(2) of Regulation S-B.

Quantitative and Qualitative Disclosures About Market Risk.

Foreign Exchange.  Our revenue originating outside the U.S. in 2007 and 2006 was 9.2% and 9.4% of total revenues, respectively.  Revenues generated from the European region in 2007 and 2006 were 8.2% and 7.1% of total revenues, respectively.  Revenues generated from the Asia region in 2007 and 2006 were 0.8% and 0.6% of total revenues, respectively.  International sales are generated primarily from our foreign sales subsidiaries in the local countries and are typically denominated in U.S. dollars.  These subsidiaries incur substantially all of their expenses in the local currency.

The effect of foreign exchange rate fluctuations on our business in 2007 and 2006 was not material.

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

Investments in fixed-rate interest-earning instruments carry a degree of interest rate risk.  Fixed-rate securities may have their fair market values adversely impacted due to a rise in interest rates.  Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities, which have seen a decline in market value due to changes in interest rates.  Our investment securities are held for purposes other than trading.  We held no short-term investments at December 31, 2007.

Item 7.          Financial Statements.

The information required by this item is included in Part III Item 13.

Item 8.          Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T).  Management’s Report on Internal Control and Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934.  Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our President, who serves as our principal executive officer, and our Chief Financial Officer, who serves as our principal financial officer, conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.  Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act ) that occurred during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 8B.       Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this Form 10-KSB because we will file a definitive Proxy Statement for our 2008 annual meeting of stockholders pursuant to Regulation 14A (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this Form 10-KSB, and certain information to be included therein is incorporated herein by reference.

Item 9.          Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

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

The following consolidated financial statements of Intrusion Inc. and subsidiaries, are submitted as a separate section of this report (See F-pages), and are incorporated by reference in Item 7:

(b)           Exhibits

The following Exhibits are filed herewith pursuant to Item 601 of Regulation S-B or incorporated herein by reference to previous filings as noted:

Exhibit Number	Description of Exhibit
3.1(5)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(7)	Certificate of Amendment to Certificate of Incorporation of Registrant
3.3(8)	Certificate of Designations for the Registrant’s 5% Convertible Preferred Stock
3.4(10)	Certificate of Designations of the Registrant’s Series 2 5% Convertible Preferred Stock
3.5(11)	Certificate of Designations for the Registrant’s Series 3 5% Convertible Preferred Stock
3.6(4)	Bylaws of the Registrant
4.1(9)	Specimen Common Stock Certificate
4.2(8)	Specimen 5% Convertible Preferred Stock Certificate
4.3(10)	Specimen Series 2 5% Convertible Preferred Stock Certificate
4.4(11)	Specimen Series 3 5% Convertible Preferred Stock Certificate
4.5(8)	Form of Warrant to Purchase Shares of Common Stock issued to the investors in the Registrant’s March 25, 2004 private placement
4.6(8)	Warrant to Purchase Common Stock dated March 25, 2004, issued by the Registrant to Black Point Partners
4.9(10)	Form of Common Stock Purchaser Warrant issued to the investors in the Registrant’s March 28, 2005 private placement
4.10(10)	Form of Representative’s Warrant for the Purchase of Shares of Common Stock issued to certain affiliates of Stonegate Securities, Inc. on March 28, 2005
4.15(11)	Form of Common Stock Purchaser Warrant issued to the investors in the Registrant’s December 2, 2005 private placement
4.16(11)	Form of Representative’s Warrant for the Purchase of Shares of Common Stock issued to certain affiliates of Stonegate Securities, Inc. on December 2, 2005
10.2(1)	1995 Stock Option Plan of the Registrant, as amended
10.3(1)	Form of Indemnification Agreement
10.4(2)	1995 Non-Employee Directors Stock Option Plan of the Registrant (amended and restated as of January 10, 2002)

10.5(9)	Lease Agreement between CalWest Industrial Holdings Texas, L.P. and Intrusion Inc.
10.6(8)	Securities Purchase Agreement dated as of March 25, 2004, by and among the Registrant and the purchasers listed on Exhibit A thereto
10.7(4)	Amended and Restated 401(k) Savings Plan of the Registrant
10.8(4)	1997 Employee Stock Purchase Plan of the Registrant, as amended January 17, 2001
10.9(6)	Intrusion Inc. 401(k) Savings Plan Summary of Material Modifications
10.10(12)	2005 Stock Incentive Plan of the Registrant (amended and restated as of May 30, 2007)
10.11(12)	Form of Notice of Grant of Stock Option
10.12(12)	Form of Stock Option Agreement
10.13(12)	Form of Stock Issuance Agreement
10.14(12)	Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Initial Grant)
10.15(12)	Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Annual Grant)
10.16(12)	Form of Automatic Stock Option Agreement
10.17(10)	Securities Purchase Agreement dated as of March 28, 2005, by and among the Registrant and the investors listed on Exhibit A thereto
10.18(11)	Securities Purchase Agreement dated as of December 2, 2005, by and among the Registrant and the investors listed on Exhibit A thereto
10.19(14)	Loan and Security Agreement dated as of March 29, 2006, by and between the Registrant and Silicon Valley Bank (extended on March 28, 2008)

10.20(14)	Intellectual Property Security Agreement dated as of March 29, 2006, by and between the Registrant and Silicon Valley Bank
10.21(15)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and G. Ward Paxton, dated December 28, 2006.
10.21(15)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and Michael L. Paxton, dated December 28, 2006.
10.21(16)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and G. Ward Paxton, dated March 15, 2007.
10.21(16)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and Michael L. Paxton, dated March 15, 2007.
10.21(17)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and G. Ward Paxton, dated June 27, 2007.
10.21(17)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and Michael L. Paxton, dated June 27, 2007.
10.21(18)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and G. Ward Paxton, dated September 26, 2007.
10.21(19)	Promissory Note dated as of January 30, 2008, by and between the Registrant and G. Ward Paxton
21(5)	List of Subsidiaries of Registrant
23.1(20)	Consent of KBA Group LLP, Independent Registered Public Accounting Firm
31.1(20)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act
31.2(20)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act
32.1(20)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(20)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(17)         Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 28, 2007, which Exhibit is incorporated herein by reference.

(18)         Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated September 27, 2007, which Exhibit is incorporated herein by reference.

(19)         Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated January 31, 2008, which Exhibit is incorporated herein by reference.

(20)         Filed herewith.

Item 14.        Principal Accountant Fees and Services

The information set forth under “Fees Paid to Independent Public Accountants” contained in the Proxy Statement is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2008	INTRUSION INC.
(Registrant)

	By:	/s/ G. WARD PAXTON
G. Ward Paxton
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ G. WARD PAXTON	Chairman, President,	March 28, 2008
G. Ward Paxton	Chief Executive Officer, and Director

/s/ T. JOE HEAD	Vice Chairman, Vice President	March 28, 2008
T. Joe Head	and Director

/s/ MICHAEL L. PAXTON	Vice President, Chief Financial	March 28, 2008
Michael L. Paxton	Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

/s/ JAMES F. GERO	Director	March 28, 2008
James F. Gero

/s/ J. FRED BUCY, JR.	Director	March 28, 2008
J. Fred Bucy, Jr.

/s/ DONALD M. JOHNSTON	Director	March 28, 2008
Donald M. Johnston

ANNUAL REPORT ON FORM 10-KSB

ITEM 7

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 and 2006

INTRUSION INC.

RICHARDSON, TEXAS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Intrusion Inc.

We have audited the accompanying consolidated balance sheets of Intrusion Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intrusion Inc. and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ KBA Group LLP

Dallas, Texas

March 28, 2008

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$362	$933
Accounts receivable, net of allowance for doubtful accounts and returns of $40 in 2007 and $90 in 2006	110	844
Inventories, net	146	209
Prepaid expenses	75	198
Total current assets	693	2,184
Property and Equipment:
Equipment	438	409
Furniture and fixtures	30	20
Leasehold improvements	101	101
	569	530
Accumulated depreciation and amortization	(425)	(368)
	144	162
Other assets	39	41
TOTAL ASSETS	$876	$2,387

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Line of credit	$100	$200
Accounts payable, trade	261	555
Accrued vacation expense	192	212
Accrued warranty expense	20	49
Other accrued expenses	215	283
Deferred revenue	312	367
Total current liabilities	1,100	1,666

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Preferred stock, $0.01 par value:
Authorized shares — 5,000
Series 1 shares issued and outstanding — 260 in 2007 and 2006 Liquidation preference of $1,315 in 2007	918	918
Series 2 shares issued and outstanding — 460 in 2007 and 2006 Liquidation preference of $1,155 in 2007	724	724
Series 3 shares issued and outstanding — 354 in 2007 and 469 in 2006 Liquidation preference of $776 in 2007	504	667
Common stock, $0.01 par value:
Authorized shares — 80,000
Issued shares — 11,648 in 2007 and 8,306 in 2006 Outstanding shares — 11,638 in 2007 and 8,296 in 2006	116	83
Common stock held in treasury, at cost—10 shares	(362)	(362)
Additional paid-in-capital	55,527	53,947
Accumulated deficit	(57,472)	(55,077)
Accumulated other comprehensive loss	(179)	(179)
Total stockholders’ equity (deficit)	(224)	721
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$876	$2,387

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2007	2006

Net product revenue	$2,815	$4,106
Net customer support and maintenance revenue	695	1,136
Total revenue	3,510	5,242
Cost of product revenue	1,304	2,002
Cost of customer support and maintenance revenue	72	202
Total cost of revenue	1,376	2,204
Gross profit	2,134	3,038
Operating expenses:
Sales and marketing	1,933	2,714
Research and development	1,655	2,067
General and administrative	947	1,261
Operating loss	(2,401)	(3,004)
Interest income, net	5	45
Other income (expense), net	1	(65)
Loss from operations before income taxes	(2,395)	(3,024)
Income tax provision	—	—
Net loss	(2,395)	(3,024)
Preferred stock dividends accrued	(173)	(175)
Net loss attributable to common stockholders	$(2,568)	$(3,199)

Net loss per share attributable to common stockholders (basic and diluted)	$(0.26)	$(0.45)
Weighted average common shares outstanding (basic and diluted)	9,929	7,043

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Year Ended December 31,
	2007	2006
NUMBER OF PREFERRED SHARES—ISSUED AND OUTSTANDING
Balance, beginning of year	1,188	1,325
Issuance of preferred shares pursuant to private placement	—	—
Conversion of preferred shares to common shares	(114)	(137)
Balance, end of year	1,074	1,188
PREFERRED STOCK
Balance, beginning of year	$2,309	$2,510
Issuance of preferred shares pursuant to private placement, net of warrants and transaction costs	—	—
Conversion of preferred shares to common shares	(163)	(201)
Balance, end of year	$2,146	$2,309
NUMBER OF COMMON SHARES—ISSUED
Balance, beginning of year	8,306	6,919
Issuance of common shares under private placements	3,228	1,250
Conversion of preferred shares to common shares	114	137
Balance, end of year	11,638	8,306
COMMON STOCK
Balance, beginning of year	$83	$69
Issuance of common shares under private placement	32	13
Conversion of preferred shares to common shares	1	1
Balance, end of year	$116	$83
TREASURY SHARES
Balance, beginning of year	$(362)	$(362)
Purchase of treasury shares	—	—
Balance, end of year	$(362)	$(362)
ADDITIONAL PAID-IN-CAPITAL
Balance, beginning of year	$53,947	$52,994
Stock based compensation	123	441
Conversion of preferred shares to common shares	162	200
Issuance of common shares under private placement	1,468	488
Preferred stock dividends declared	(173)	(176)
Balance, end of year	$55,527	$53,947
ACCUMULATED DEFICIT
Balance, beginning of year	$(55,077)	$(52,053)
Net loss	(2,395)	(3,024)
Balance, end of year	$(57,472)	$(55,077)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(179)	$(179)
Balance, end of year	$(179)	$(179)
TOTAL STOCKHOLDERS’ EQUITY	$(224)	$721

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006
Operating Activities:
Net loss	$(2,395)	$(3,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56	97
Provision for doubtful accounts	(50)	(12)
Stock based compensation	123	441
Changes in operating assets and liabilities:
Accounts receivable	784	(389)
Inventories	63	164
Other assets	125	(7)
Accounts payable and accrued expenses	(410)	(27)
Deferred revenue	(55)	(160)
Net cash used in operating activities	(1,759)	(2,917)
Investing Activities:
Maturities of short-term investments	—	500
Purchases of property and equipment	(39)	(3)
Net cash provided by (used in) investing activities	(39)	497
Financing Activities:
Proceeds from (payments on) line of credit	(100)	200
Proceeds from exercise of employee stock options	—	1
Proceeds from issuance of common stock, net	1,500	500
Dividends paid on preferred stock	(173)	(192)
Net cash provided by financing activities	1,227	509
Net (decrease) in cash and cash equivalents	(571)	(1,911)
Cash and cash equivalents at beginning of year	933	2,844
Cash and cash equivalents at end of year	$362	$933

SUPPLEMENTAL CASHFLOW INFORMATION:
Interest paid	$11	$1
Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:
Preferred stock dividends accrued	$173	$176

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

We develop, market and support a family of entity identification, regulated information compliance, data privacy protection and network intrusion prevention/detection products.  Our product families include:  TraceCop for identity identification, Compliance Commander for regulated information and data privacy protection, and Intrusion SecureNet for network intrusion prevention and detection.  Intrusion’s products help protect critical information assets by quickly detecting, protecting, analyzing and reporting attacks or misuse of classified, private and regulated information for government and enterprise networks.

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

References to “we”, “us”, “our” or “Intrusion Inc.” refer to Intrusion Inc. and its subsidiaries.  Compliance Commander™, SecureNet™ and TraceCop™ are registered trademarks of Intrusion Inc.

As of December 31, 2007, we had cash, cash equivalents and investments of approximately $0.4 million, down from approximately $0.9 million as of December 31, 2006.  We expect our net operating losses and operating cash outflows to continue through at least the first quarter of 2008 and possibly throughout the remainder of fiscal year 2008.  In addition, we are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources   As of February 29, 2008 we had cash and cash equivalents of $40,000 and $6,000 available funding under our line of credit at Silicon Valley Bank and $220,000 available from our promissory note to borrow up to $700,000 from G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer.  We expect to fund our operations through additional amounts of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Specifically, we have a March 20, 2008 written commitment from our Chief Executive Officer to invest up to an additional $1,500,000 in the Company until March 2009, should such funding be required by the Company, on terms and conditions yet to be determined.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the next few months, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount we expect to collect.  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  Management considers the following factors when determining the collectability of specific customer accounts:  customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms.  If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  Based on management’s assessment, we provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance.  Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

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

Property and Equipment

Equipment is stated at cost less accumulated depreciation and is depreciated on a straight-line basis over the estimated useful lives of the assets.  Such lives vary from 1 to 3 years.  Furniture and fixtures are stated at cost less accumulated depreciation and are depreciated on a straight-line basis over the estimated useful lives of the assets.  Such lives vary from 1 to 5 years.  Leasehold improvements are stated at cost less accumulated amortization and are amortized on a straight-line basis over the shorter of estimated useful lives of the assets or the remaining terms of the leases.   Such lives vary from 2 to 5 years.  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.  Repair and maintenance costs are expensed as incurred. Depreciation and amortization expense totaled approximately $56,000 and $97,000 for the years ended December 31, 2007 and 2006, respectively.

Long-Lived Assets

We follow the guidance in SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and review long-lived assets, including property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows to be generated by the asset.  If the carrying value exceeds the future undiscounted cash flows, the assets are written down to fair value using discounted cash flows.  As of December 31, 2007 and 2006, there was no impairment of long-lived assets.

Foreign Currency Translation

Our international subsidiaries use the United States dollar as their functional currency.  Although, our international offices pay operating expenses in their local currency, they are fully funded by us in United States dollars, and we exchange the United States dollars locally to settle operating expenses incurred.  As outlined in SFAS 52, assets and liabilities are translated at the exchange rate in effect at the balance sheet date, and income and expense accounts at average exchange rates during the month.  We recorded approximately $6,000 as a credit to operating expenses in 2007 and $1,000 in operating expenses in 2006, which represents the total accumulated foreign currency translation adjustments related to foreign offices.

Accounting for Stock Options

We account for stock options using the guidance in SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which replaces SFAS 123 and supersedes APB Opinion No. 25.  SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

We adopted SFAS 123(R) on January 1, 2006 using the modified prospective application method described in the statement. Stock-based compensation expense recognized in the consolidated statement of operations during 2007 and 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 148. Stock-based compensation expense recognized in the statement of operations for the years ended 2007 and 2006 is based on awards ultimately expected to vest, reduced by estimated forfeitures.  SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Valuation Assumptions

The fair values of option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for fiscal years ending December 31, 2007 and 2006, respectively:

	2007	2006

Weighted average grant date fair value	$0.32	$0.32
Weighted average assumptions used:
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.9%	4.4%
Expected volatility	105.1%	106.0%
Expected life (in years)	4.9	5.0

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

Net Loss Per Share

We report two separate earnings per share (“EPS”) numbers, basic EPS and diluted EPS.  Basic net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders for the year by the weighted average number of common shares outstanding for the year.  Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders for the year by the weighted average number of common shares and common stock equivalents outstanding for the year.  Our common stock equivalents include all common stock issuable upon conversion of convertible preferred stock and the exercise of outstanding options and warrants.  The aggregate number of common stock equivalents excluded from the loss per share calculation at December 31, 2007 and 2006 totaled 3,892,293, and 3,951,223, respectively.  Common stock equivalents are not included in the diluted loss per share for the years ended December 31, 2007 and 2006, as they are anti-dilutive as a result of incurring net losses during these years.

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

We adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007.  FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position.  This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The adoption of FIN 48 had no impact on our consolidated financial statements.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 does not expand the use of fair value to any new circumstances, and must be applied on a prospective basis except in certain cases. The standard also requires expanded financial statement disclosures about fair value measurements, including disclosure of the methods used and the effect on earnings.

In February 2008, FASB Staff Position (“FSP”) FAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), was issued. FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The partial adoption of SFAS 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis is not expected to have a material impact on our consolidated financial statements. We are in the process of analyzing the potential impact of SFAS 157 relating to our planned December 31, 2008 adoption of the remainder of the standard.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. SFAS 160 does not change the criteria for consolidating a partially owned entity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS 160 will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(revised 2007) (“SFAS 141R”), a revision of SFAS 141, Business Combinations.   SFAS 141R establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill, and non-controlling interests. SFAS 141R also provides disclosure requirements related to business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. SFAS 141R will be applied prospectively to business combinations with an acquisition date on or after the effective date.

3. Balance Sheet Detail (in thousands)

Inventories

	December 31,
	2007	2006
Finished products	$185	$180
Work in process	8	8
Demonstration systems	15	21
Reserve for obsolete inventory	(62)	—
	$146	$209

Other Accrued Expenses

	December 31,
	2007	2006
Accrued sales commissions	$7	$10
Accrued payroll	101	115
Accrued property taxes	30	26
Accrued sales taxes	35	34
Other	42	98
	$215	$283

4. Commitments and Contingencies

Leases

We lease office space for our corporate headquarters in Richardson, Texas under an operating lease, the base term of which expires in February 2010.  We lease office space in San Diego, California for a portion of our security software research and development staff under an operating lease that expires in March 2009.

  The Company’s lease for the headquarters facility contains escalation provisions.  In accordance with SFAS 13 “Accounting for Leases,” FASB Technical Bulletin 88-1 “Issues Relating to Accounting for Leases,” and FASB Technical Bulletin 85-3 “Accounting for Operational Leases with Scheduled Rent Increases,” the Company records rent expense on facility leases on a straight-line basis.  Real estate taxes, insurance and maintenance expenses are the obligations of the Company.  Rent expense totaled approximately $435,000 and $486,000 for the years ended December 31, 2007 and 2006, respectively.

Future minimum lease payments consisted of the following on December 31, 2007 (in thousands):

2008	$393
2009	409
2010	68
$870

Legal Proceedings

We are subject to legal proceedings and claims that arise in the ordinary course of business. We do not believe that the outcome of those matters will have a material adverse affect on our consolidated financial position, operating results or cash flows. However, there can be no assurance such legal proceedings will not have a material impact.

We are not aware of any material claims outstanding or pending against Intrusion Inc. at December 31, 2007.

5. Employee Benefit Plans

Employee Stock Purchase Plan

On April 24, 1997, we adopted an Employee Stock Purchase Plan (the “Purchase Plan”) under which 125,000 shares of common stock were reserved for issuance. On April 24, 2007, the Purchase Plan was terminated pursuant to its 10 year term. No shares were purchased under the Purchase Plan in the years ended December 31, 2007 and December 31, 2006.  A total of 45,702 shares were issued under the Purchase Plan since inception.  No shares are available for purchase under the Purchase Plan as of December 31, 2007 due to the termination.

Employee 401(k) Plan

We adopted a plan known as the Intrusion Inc. 401(k) Savings Plan (the “Plan”) to provide retirement and incidental benefits for our employees.  The Plan covers substantially all employees who meet minimum age and service requirements.  As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax deferred salary deductions for eligible employees.

Employees may contribute from 1% to 25% of their annual compensation to the Plan, limited to a maximum amount as set by the Internal Revenue Service.  Participants who are over the age of 50 may contribute an additional amount of their salary per year, as defined annually by the Internal Revenue Service.  We match employee contributions at the rate of $0.25 per each $1.00 of contribution on the first 4% of compensation.  Matching contributions to the Plan were approximately $23,000 for both years ended December 31, 2007 and 2006.

6. Line of Credit

                On March 29, 2006, we established a $1,000,000 line of credit with Silicon Valley Bank which may increase to $2,000,000 if we have EBITDA of at least $200,000 for two consecutive quarters.  Under the terms of this agreement, we may borrow an amount equal up to 80% of eligible accounts receivable balances.  In addition, we may obtain inventory advances equal to 35% of finished goods inventory, capped at the lesser of the inventory availability, $300,000 or 35% of our total borrowing base.  The line includes a liquidity coverage ratio of unrestricted cash on deposit with Silicon Valley Bank plus the amount equal to 80% of our eligible accounts receivable to the amount of the obligations of not less than 1.25:1.00. We have $100,000 outstanding under this credit line at December 31, 2007.  Also, we had no additional borrowing capacity under our credit line at December 31, 2007.  Amounts we borrow under the credit line accrue interest at an annual rate of prime plus 1% and are secured by a lien on all of our assets.  As described in Note 12, the line of credit was extended on March 28, 2008, until June 28, 2008.  Accrued interest on all outstanding amounts is payable monthly in arrears and all outstanding principal and accrued but unpaid interest on the amounts we borrow are due on June 28, 2008.   At or before June 28, 2008, it is anticipated that we will put a new credit facility in place with Silicon Valley Bank.

7. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There are no deferred tax liabilities as of December 31, 2007 and 2006.  Significant components of our deferred tax assets as of December 31, 2007 and 2006 are as follows (in thousands):

	December 31
	2007	2006

Net operating loss carryforwards	$29,122	$30,462
Net operating loss carryforwards of foreign subsidiaries	374	374
Book over tax depreciation	88	94
Intangibles	759	939
Stock-based compensation expense	207	162
Vacation accrual	70	78
Allowance for doubtful accounts and returns	7	24
Warranty accrual	7	18
Inventory allowance	82	69
Foreign tax credit	1,083	1,083
Other	3	470
Deferred tax assets	31,802	33,773
Valuation allowance for deferred tax assets	(31,802)	(33,773)
Deferred tax assets, net of allowance	$—	$—

Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Realization of the future benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the near to medium term.  Management has considered these factors in determining the valuation allowance for 2007 and 2006.

The differences between the provision for income taxes and income taxes computed using the federal statutory rate for the years ended December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006

Reconciliation of income tax benefit to statutory rate:
Income tax benefit at statutory rate	$(814)	$(1,028)
State income taxes, net of federal income tax benefit	(63)	(80)
Expiration of state net operating loss carryforwards	2,841	—
Change in valuation allowance	(1,971)	1,060
Other	7	48
	$—	$—

At December 31, 2007, we had federal net operating loss carryforwards of approximately $85.9 million for income tax purposes that begin to expire in 2008 and are subject to the ownership change limitations under Internal Revenue Code Section 382. We also had approximately $10.5 million of state net operating loss carryforwards that begin to expire to in 2017.  Net operating loss carryforwards of the foreign subsidiaries of approximately $1.0 million at December 31, 2007 are available indefinitely for offset only against taxable income generated by the foreign subsidiaries.

8. Stock Options

At December 31, 2007, we had three stock-based compensation plans, which are described below. These plans were developed to retain and attract key employees and directors.

In 1995, we adopted our 1995 Stock Option Plan (the “1995 Plan”), which provides for the issuance of up to 400,000 shares of common stock upon exercise of options granted pursuant to the 1995 Plan. On April 26, 2001, our stockholders increased the overall number of shares available for issuance pursuant to the plan to 825,000 shares of common stock. The 1995 Plan provides for the issuance of both non-qualified and incentive stock options to our employees, officers, and employee-directors. The 1995 Plan expired by its terms on March 21, 2005 and no options were available for future issuance after the expiration.  At December 31, 2007, 67,365 employee options have been exercised and employee options to purchase a total of 277,380 shares of common stock are outstanding.  A total of 2,290,295 options have been granted pursuant to the 1995 Plan, of which, 1,945,550 have been cancelled.

                In 1995, we adopted the 1995 Non-Employee Director Stock Option Plan (the “1995 Non-Employee Director Plan”).  The 1995 Non-Employee Director Plan provided for the issuance of non-qualified stock options to non-employee directors. The 1995 Non-Employee Director Plan was amended in April 2002 to increase the number of shares available for issuance to 65,000 from 40,000 shares. The 1995 Non-Employee Director Plan expired by its terms on March 21, 2005 and no options were available for future issuance after the expiration.  No options have been exercised under the 1995 Non-Employee Director Plan.  Non-employee options to purchase a total of 32,500 shares of common stock are outstanding at December 31, 2007. A total of 62,500 options have been granted to directors pursuant to the 1995 Non-Employee Director Plan, of which, 30,000 have been cancelled.

                On March 17, 2005, the Board approved the 2005 Stock Incentive Plan (the “2005 Plan”), which was approved by the stockholders on June 14, 2005.  The 2005 Plan serves as a replacement for the 1995 Non-Employee Director Plan and the 1995 Option Plan which expired by their terms on March 21, 2005.  The approval of the 2005 Plan had no effect on the 1995 Plans or any options granted pursuant to either plan.  All options will continue with their existing terms and will be subject to the 1995 Non-Employee Director Plan or the 1995 Plan, as applicable.  Further, the Company will not be able to re-issue any option which is cancelled or terminated under the 1995 Non-Employee Director Plan or the 1995 Option Plan.  The 2005 Plan provided for the issuance of up to 750,000 shares of common stock upon exercise of options granted pursuant to the 2005 Plan.  On May 30, 2007, the Stockholders approved an Amendment to the 2005 Plan that increased this amount by 750,000 for a total of 1,500,000 shares of common stock that may be issued upon the exercise of options granted pursuant to the 2005 Plan.

                The 2005 Plan consists of three (3) separate equity incentive programs: the Discretionary Option Grant Program; the Stock Issuance Program; and the Automatic Option Grant Program for non-employee Board members.  Officers and employees, non-employee Board members and independent contractors are eligible to participate in the Discretionary Option Grant and Stock Issuance Programs.  Participation in the Automatic Option Grant Program is limited to non-employee members of the

Board.  Each non-employee Board member will receive an option grant for 10,000 shares of Common Stock upon initial election or appointment to the Board, provided that individual has not previously been employed by the Company in the preceding six (6) months.  In addition, on the date of each annual stockholders meeting, each Board member will automatically be granted an option to purchase 5,000 shares of Common Stock, provided he or she has served as a non-employee Board member for at least six (6) months.  At December 31, 2007, no 2005 Plan options have been exercised and employee and non-employee Board member options to purchase a total of 831,500 shares of common stock are outstanding.  A total of 1,072,500 options have been granted under the 2005 Plan, of which 241,000 have been cancelled and options for 668,500 shares remain available for future grant.  No shares have been issued pursuant to the Stock Issuance Program.

Common shares reserved for future issuance, including conversions of preferred stock, warrants, outstanding options and options available for future grant under all of the stock option plans and employee stock purchase plans total approximately 4,560,793 million shares at December 31, 2007 as follows, in thousands:

(In thousands)	Outstanding	Available for Future Grant

Preferred Stock	1,227	—
Warrants	1,524	—
1995 Plan	277	—
1995 Non-Employee Director Plan	32	—
2005 Plan	832	669
Total	3,892	669

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

Stock Incentive Plan Summary

A summary of our stock option activity and related information for the years ended December 31, 2007 and 2006 is as follows:

	2007		2006
	Number of Options (in thousands)	Weighted Average Exercise Price	Number of Options (in thousands)	Weighted Average Exercise Price

Outstanding at beginning of year	1,086	$3.23	891	$5.48
Granted at price = market value	246.41		367.44
Granted at price > market value	100.44		60.33
Exercised	—	—	(1)	.76
Forfeited	(137)	.69	(69)	2.75
Expired	(153)	6.12	(162)	8.42

Outstanding at end of year	1,141	$2.30	1,086	$3.23
Options exercisable at end of year	575	$3.99	554	$5.47

Stock Options Outstanding and Exercisable

Information related to stock options outstanding at December 31, 2007, is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at 12/31/07 (in thousands)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at 12/31/07 (in thousands)	Weighted Average Exercise Price
$ 0.30-$1.00	626	7.79 years	$0.37	117	$.34
$ 1.01-$5.00	473	6.71 years	$2.76	416	$2.80
$ 5.01-$10.00	20	3.33 years	$6.14	20	$6.14
$ 10.01-$20.00	8	2.43 years	$19.03	8	$19.03
$ 20.01-$63.00	14	2.20 years	$57.79	14	$57.79
	1,141	7.16 years	$2.30	575	$3.99

Summarized information about outstanding stock options as of December 31, 2007, that are fully vested and those that are expected to vest in the future as well as stock options that are fully vested and currently exercisable, are as follows:

	Outstanding Stock Options (Fully Vested and Expected to Vest)*	Options that are Exercisable
As of December 31, 2007
Number of outstanding options	946	575
Weighted average remaining contractual life	7.03	6.57
Weighted average exercise price per share	$2.66	$3.99
Intrinsic value	$0	$0

*  Includes effects of expected forfeitures

                The exercisable options detailed in the table above have a $0 intrinsic value as the fair market value on December 31, 2007 is less than the exercise prices of all of the exercisable options. As of December 31, 2007, the total unrecognized compensation cost related to non-vested options not yet recognized in the statement of operations totaled approximately $76 thousand (including expected forfeitures) and the weighted period over which these awards are expected to vest was 1.27 years.

9. Preferred Stock

Series 1 5% Preferred Stock

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

During 2005, 580,304 shares of our 5% preferred stock were converted into 922,875 shares of our common stock.  There were no conversions of our 5% preferred stock during 2006 and 2007.  At December 31, 2007 there are 259,696 shares of our 5% preferred stock outstanding.

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

During 2005, 565,200 shares of Series 2 5% preferred stock were converted into 565,200 shares of our common stock.  During 2006, 40,000 shares of Series 2 5% preferred stock were converted into 40,000 shares of our common stock.  During 2007, no shares of Series 2 5% preferred stock were converted into shares of our common stock. At December 31, 2007 there are 460,000 shares of Series 2 5% preferred stock outstanding.

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

                Included in this transaction were warrants to purchase 282,306 shares of common stock at an exercise price of $0.40(repriced on December 28, 2006 from an initial exercise price of $2.58) per share.  Warrant holders include 27,523 held by our CEO and 13,762 held by a director of the Company.  The relative fair value of these warrants was valued at $0.3 million using the Black-Scholes model and has been recorded as a discount to the Series 3 5% preferred stock and an increase in additional paid-in capital.  The issuance of these warrants also resulted in a beneficial conversion feature to the Series 3 5% preferred stock valued at $0.5 million.  In accordance with EITF 98-5, the beneficial conversion feature was fully amortized on the grant date, as the preferred stock does not have a stated maturity and is immediately convertible into common stock.  In connection with the closing of this private placement, we issued warrants to purchase 27,531 shares of our common stock at an exercise price of $2.58 per share to an affiliate of our financial advisor for assistance with the private placement.  These warrants were valued at $37,000 using the Black-Scholes model and have been recorded as a reduction to the Series 3 5% preferred stock and an increase to additional paid-in capital.

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

During 2006, 95,872 shares of Series 3 5% preferred stock were converted into 95,872 shares of our common stock.  During 2007, 114,679 shares of Series 3 5% preferred stock were converted into 114,679 shares of our common stock.  At December 31, 2007 there are 354,056 shares of Series 3 5% preferred stock outstanding.

10. Common Stock Private Placement

On December 28, 2006, we completed a private placement of 1,250,000 shares of our Common Stock for gross proceeds of $500,000.  G. Ward Paxton, our Chairman, President and Chief Executive Officer purchased 1,000,000 shares for a total of $400,000.  Michael L. Paxton, our Vice President and Chief Financial Officer purchased 250,000 shares for a total of $100,000.

                On March 15, 2007, we completed a private placement of 925,926 shares of our Common Stock for gross proceeds of $500,000.  G. Ward Paxton, our Chairman, President and Chief Executive Officer purchased 833,333 shares for a total of $450,000.  Michael L. Paxton, our Vice President and Chief Financial Officer purchased 92,593 shares for a total of $50,000.

                On June 27, 2007, we completed a private placement of 1,111,111 shares of our Common Stock for gross proceeds of $500,000.  G. Ward Paxton, our Chairman, President and Chief Executive Officer purchased 1,000,000 shares for a total of $450,000.  Michael L. Paxton, our Vice President and Chief Financial Officer purchased 111,111 shares for a total of $50,000.

                On September 26, 2007, we completed a private placement of 1,190,476 shares of our Common Stock for gross proceeds of $500,000 with G. Ward Paxton, our Chairman, President and Chief Executive Officer.

11. Segments, Major Customers and Geographic Information

Our operations are concentrated in one area—security software and appliances.  Sales to the U.S. Government through direct and indirect channels totaled 73.2% of total revenues for 2007 and 73.6% of total revenues for 2006.  During 2007 approximately 66.5% of total revenues are attributable to two government customers.  During 2006 approximately 65.6% of total revenues are attributable to three government customers.  There were no individual commercial customers in 2007 or 2006 that exceeded 10% of total revenues for that year.  Our similar product and service offerings are not viewed as individual segments, as our management analyzes the business as a whole and expenses are not allocated to each product offering.

Export sales (based on our customers location), primarily to Europe, Asia and Canada, were $0.3 million in 2007 and $0.5 million in 2006. No significant long-lived assets are deployed outside of the United States.  Our foreign operations act only as sales support offices in those regions.

12. Subsequent Events

                On March 20, 2008, we received a written commitment from our Chief Executive Officer to invest up to an additional $1,500,000 in the Company until March 2009, should such funding be required by the Company, on terms and conditions yet to be determined.

                On March 28, 2008, we extended our existing $1,000,000 line of credit with Silicon Valley Bank until June 28, 2008.  On or before June 28, 2008, it is anticipated that we will enter into a new credit facility with Silicon Valley Bank.

On January 30, 2008, we entered into a revolving promissory note to borrow up to $700,000 from G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer.  Under the terms of the note, the Company may borrow, repay and reborrow on the loan as needed up to an outstanding principal amount of $700,000 at any date.  Amounts the Company borrows under the note accrue interest at a floating rate per annum equal to the announced prime rate of Silicon Valley Bank plus 1% and are unsecured.  As of February 29, 2008 we had $220,000 available to borrow under the promissory note. All outstanding principal and accrued but unpaid interest are due on December 31, 2008.