Form 10-Q
period 2008-03-31
INTRUSION INC
filed 2008-05-14
CIK 736012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act:  Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on April 30, 2008 was 11,638,405.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

INTRUSION INC.

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007

Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4. Controls and Procedures

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Item 6. Exhibits

Signature Page

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	March 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$93	$362
Accounts receivable, less allowance for doubtful accounts of $40 in 2008 and 2007	163	110
Inventories, net	123	146
Prepaid expenses	63	75
Total current assets	442	693
Property and equipment, net	132	144
Other assets	39	39
TOTAL ASSETS	$613	$876

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$695	$688
Line of credit	14	100
Loans payable to officer	705	—
Deferred revenue	333	312
Total current liabilities	1,747	1,100

Stockholders’ Deficit:
Preferred stock, $0.01 par value: Authorized shares – 5,000
Series 1 shares issued and outstanding — 260 Liquidation preference of $1,331 as of March 31, 2008	918	918
Series 2 shares issued and outstanding — 460 Liquidation preference of $1,169 as of March 31, 2008	724	724
Series 3 shares issued and outstanding — 354 Liquidation preference of $785 as of March 31, 2008	504	504
Common stock, $0.01 par value:
Authorized shares — 80,000
Issued shares — 11,648
Outstanding shares — 11,638	116	116
Common stock held in treasury, at cost – 10 shares	(362)	(362)
Additional paid-in capital	55,492	55,527
Accumulated deficit	(58,347)	(57,472)
Accumulated other comprehensive loss	(179)	(179)
Total stockholders’ deficit	(1,134)	(224)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$613	$876

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended
	March 31, 2008	March 31, 2007
Net product revenue	$299	$898
Net customer support and maintenance revenue	163	194
Total revenue	462	1,092
Cost of product revenue	174	403
Cost of customer support and maintenance revenue	5	18
Total cost of revenue	179	421

Gross profit	283	671

Operating expenses:
Sales and marketing	371	515
Research and development	516	423
General and administrative	265	227

Operating loss	(869)	(494)

Interest income (expense), net	(6)	2

Loss before income tax provision	(875)	(492)

Income tax provision	—	—

Net loss	$(875)	$(492)

Preferred stock dividends accrued	(40)	(43)
Net loss attributable to common stockholders	$(915)	$(535)

Net loss per share attributable to common stockholders, basic and diluted	$(0.08)	$(0.06)

Weighted average common shares outstanding, basic and diluted	11,638	8,471

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31, 2008	March 31, 2007
Operating Activities:
Net loss	$(875)	$(492)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12	17
Provision for doubtful accounts	—	(14)
Stock-based compensation	5	8
Changes in operating assets and liabilities:
Accounts receivable	(53)	49
Inventories	24	—
Prepaid expenses and other assets	11	42
Accounts payable and accrued expenses	(33)	(216)
Deferred revenue	21	(16)
Net cash used in operating activities	(888)	(622)
Investing Activities:
Purchases of property and equipment	—	(27)
Financing Activities:
Net activity under line of credit	(86)	(75)
Borrowings from officer	705	—
Dividends paid on preferred stock	—	(27)
Proceeds from the issuance of common stock	—	500
Net cash provided by financing activities	619	398

Net decrease in cash and cash equivalents	(269)	(251)
Cash and cash equivalents at beginning of period	362	933
Cash and cash equivalents at end of period	$93	$682

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:

Preferred stock dividends accrued	$40	$43

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.               Description of Business

We develop, market and support a family of entity identification, regulated information compliance, data privacy protection and network intrusion prevention/detection products.  Our product families include:  TraceCop™ for identity discovery and disclosure, Compliance Commander™ for regulated information and data privacy protection, and Intrusion SecureNet™t for network intrusion prevention and detection.  Our products help protect critical information assets by quickly detecting, protecting, analyzing and reporting attacks or misuse of classified, private and regulated information for government and enterprise networks.

We market and distribute our products through a direct sales force to end-users, distributors and system integrators, managed service providers and value-added resellers. Our end-user customers include banks, credit unions, other financial institutions, U.S. federal government entities, foreign government entities and local government entities, high technology, e-commerce and telecommunication companies, hospitals and other healthcare providers and academic institutions.  Essentially, our end-users can be defined as ‘any end-users requiring network security solutions for protecting their mission critical data’.

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

As of March 31, 2008, we had cash, cash equivalents and investments of approximately $0.1 million, down from approximately $0.4 million as of December 31, 2007.  Net operating losses and operating cash outflows may continue through the second quarter of 2008 and possibly later into fiscal year 2008.  In addition, we are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock which will reduce our available cash resources.   As of March 31, 2008 we had cash and cash equivalents of $93,000 and $31,000 available funding under our line of credit at Silicon Valley Bank and $1.5 million available from a written commitment to invest up to $1.5 million from G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer.  We expect to fund our operations through additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the next few months, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

2.               Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The December 31, 2007 balance sheet was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States.  However, we believe that the disclosures are adequate to make the information presented not misleading.  In our opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  The results of operations for the three month period ending March 31, 2008 is not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period.  The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2007, filed with the commission on March 28, 2008.

3.               Inventories (In thousands)

	March 31, 2008	December 31, 2007

Inventories consist of:

Finished goods	$111	$123
Work in progress	8	8
Demonstration systems	4	15
Net inventory	$123	$146

4.               Accounting for Stock-Based Compensation

The Company recognized $5,000 and $8,000, respectively, stock-based compensation expense for the three month periods ended March 31, 2008 and 2007.

Valuation Assumptions

The fair values of option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Weighted average grant date fair value	$0.17	$0.49
Weighted average assumptions used:
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	2.6%	4.75%
Expected volatility	107.0%	108.0%
Expected life (in years)	5.0	5.0

Expected volatility is based on historical volatility and in part on implied volatility.  The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior.  The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

5.               Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period.  Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period.  Our common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding options and warrants.  The aggregate number of common stock equivalents excluded from the diluted loss per share calculation for the periods ended March 31, 2008 and 2007 are 4,248,628 and 3,920,674, respectively.  Our common stock equivalents are not included in the diluted loss per share for the three month periods ended March 31, 2008 and 2007, as they are antidilutive.

6.               New Accounting Pronouncements

In February 2008, FASB Staff Position (“FSP”) FAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), was issued. FSP 157-2 defers the effective date of SFAS 157-2 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The partial adoption of SFAS 157-2 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis is not expected to have a material impact on our consolidated financial statements. We are in the process of analyzing the potential impact of SFAS 157-2 relating to our planned December 31, 2008 adoption of the remainder of the standard.

In December 2007, FASB issued SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. SFAS 160 does not change the criteria for consolidating a partially owned entity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS 160 will have a material impact on our consolidated financial statements.

Also in December 2007, FASB issued SFAS No. 141(revised 2007) (“SFAS 141R”), a revision of SFAS 141, Business Combinations.   SFAS 141R establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill, and non-controlling interests. SFAS 141R also provides disclosure requirements related to business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. SFAS 141R will be applied prospectively to business combinations with an acquisition date on or after the effective date.

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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q, including, without limitation, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are generally accompanied by words such as “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate,” “may” or other words that convey uncertainty of future events or outcomes.  These statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations, which we describe in more detail elsewhere in this Quarterly Report on Form 10-Q  under the heading “Factors That May Affect Future Results of Operations,” and in our 2007 Annual Report on Form 10-KSB in “Item 1 – Description of Business” include, but are not limited to:

•                  insufficient cash to operate our business and inability to meet our liquidity requirements;

•                  loss of revenues due to the failure of our newer products to achieve market acceptance;

•                  our need to generate substantially greater revenues from sales in order to achieve profitability;

•                  concentration of our revenues from U.S. government entities and the possibility of loss of one of these customers and the  unique risks associated with government customers;

•                  our dependence on sales made through indirect channels;

•                  the challenge of selling our products internationally;

•                  our dependence on equity or debt financing provided primarily by our Chief Executive Officer in order to meet our cash flow requirements;

•                  the effect that payment of accrued dividends on our preferred stock has on our cash resources and the substantial dilution upon the conversion or redemption of our preferred stock and exercise of outstanding warrants;

•                  the impact of conversion of preferred stock or exercise of warrants on the price of our common stock;

•                  the ability of our preferred stockholders and lenders to hinder additional financing; and

•                  the influence that our management and larger stockholders have over actions taken by the company.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. These forward-looking statements and other statements made elsewhere in this report are made in reliance on the Private Securities Litigation Reform Act of 1995.  Any forward-looking statement you read in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-KSB reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.  The section below entitled “Factors That May Affect Future Results of Operations” sets forth and incorporates by reference certain factors that could cause actual future results of the Company to differ materially from these statements.

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

	Three Months Ended
	March 31, 2008	March 31, 2007
Net product revenue	64.7%	82.3%
Net customer support and maintenance revenue	35.3	17.7
Total revenue	100.0%	100.0%
Cost of product revenue	37.6	36.9
Cost of customer support and maintenance revenue	1.2	1.7
Total cost of revenue	38.8%	38.6%
Gross profit	61.2%	61.4%
Operating expenses:
Sales and marketing	80.3	47.1
Research and development	111.5	38.7
General and administrative	57.4	20.8
Operating loss	(188.0)%	(45.2)%

Interest income, net	(1.2)	0.1
Loss before income tax provision	(189.2)%	(45.1)%

Income tax provision	—	—

Net loss	(189.2)%	(45.1)%
Preferred stock dividends accrued	(8.7)	(3.9)
Beneficial conversion feature on preferred stock	—	—

Net loss attributable to common stockholders	(197.9)%	(49.0)%

	Three Months Ended
	March 31, 2008	March 31, 2007
Domestic revenue	84.6%	88.0%
Export revenue to:
Europe	14.0	11.1
Canada	0.1	0.1
Asia	0.9	0.8
Latin America	0.4	0.0

Net revenue	100.0%	100.0%

Net Revenue.  Total revenue for the quarter ended March 31, 2008 was $0.5 million, compared to $1.1 million for the same period in 2007.  Product revenue decreased $0.6 million for the quarter ended March 31, 2008 compared to the same period in 2007. The decline in product revenue is related to shifting our focus from our SecureNet IPS product line to our Compliance Commander and TraceCop product lines.  Also, a delay in government funding of certain government projects, which we currently project to receive in the second quarter of 2008, contributed to the decrease in TraceCop product line sales.  Customer support and maintenance revenue decreased $31 thousand for the quarter ended March 31, 2008 compared to the same period in 2007.  This decline is mainly due to the expiration of maintenance contracts related to our SecureNet product line.  We expect our product revenue to increase in the future as the market acceptance of our Compliance Commander and TraceCop product lines increase.

Concentration of Revenue.  Revenue from sales to various U.S. government entities totaled $0.3 million, or 59.6 % of revenue, for the quarter ended March 31, 2008 compared to $0.8 million, or 70.5% of revenue, for the same period in 2007.  Although we expect our concentration of revenue to vary among customers in future quarters depending upon the timing of certain sales, we anticipate that sales to government customers will continue to account for a significant portion of our revenue in future quarters as sales of our TraceCop product lines increase.  Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenue, including potential disruption to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience.  Although we do not believe that any of our revenue with government customers are subject to renegotiation, a large number of cancelled or renegotiated government orders could have a material adverse effect on our financial results.  Currently, we are not aware of any proposed cancellation or renegotiation of any of our existing arrangements with government entities and, historically, government entities have not cancelled or renegotiated orders which had a material adverse effect on our business.

Gross Profit.  Gross profit was $0.3 million or 61.2% of net revenues for the quarter ended March 31, 2008, compared to $0.7 million or 61.4% of net revenues for the same period in 2007. Gross profit margins as a percentage of net revenues slightly decreased from the same period in the prior year due to an unfavorable shift in product mix.  Gross profit on product revenues for the quarter ended March 31, decreased from 55.1% in 2007 to 41.8% in 2008 mainly a result of lower revenue levels.  Gross profit on customer support and maintenance revenue for the quarter ended March 31, increased from 90.7% in 2007 to 96.6% in 2008.

Gross profit as a percentage of net revenue is impacted by several factors, including shifts in product mix, changes in channels of distribution, revenue volume, fluctuations in third-party assembly costs, pricing strategies, and fluctuations in revenues of integrated third-party products.

Sales and Marketing.  Sales and marketing expenses decreased to $0.4 million or 80.3% of net revenues for the quarter ended March 31, 2007 compared to $0.5 million or 47.1% of net revenues in 2007 primarily due to a planned reduction in sales related expenses.  Sales and marketing expenses may vary in the future, mainly dependant on revenue levels; however, we believe that these costs will remain relatively constant through the end of 2008.

Research and Development.  Research and development expenses increased to $0.5 million or 111.5% of net revenues for the quarter ended March 31, 2008 from $0.4 million or 38.7% of net revenues for the same period in 2007. Research and development costs are expensed in the period incurred.  Research and development expenses increased due to less expenses shifting from R&D expenses to cost of sales in relation to engineering contract jobs.  Research and development expenses may vary in the future; however, we believe that these costs will remain relatively constant through the end of 2008.

General and Administrative.  General and administrative expenses increased to $0.3 million for the quarter ended March 31, 2008, compared to $0.2 million for the quarter ended March 31, 2007.  It is expected that general and administrative expenses will remain relatively constant throughout the remainder of 2008, as no further cost reductions are anticipated.  General and administrative expense may vary in the future.

Interest.  Net interest expense was $6,000 for the quarter ended March 31, 2008 compared to income of $2,000 for the same period in 2007.  The decrease in interest income was primarily due to a decrease of cash and short-term investment balances when compared to the prior year as well as interest expense for financing obtained during the quarter ended March 31, 2008.  Net interest income may vary in the future based on our cash flow and rate of return on investments.

Liquidity and Capital Resources

Our principal source of liquidity at March 31, 2008 is approximately $93 thousand of cash and cash equivalents.  At March 31, 2008 there was a working capital deficiency of $1.3 million compared to a surplus of $0.5 million at March 31, 2007.

Cash used in operations for the three months ended March 31, 2008 was $0.9 million, primarily due to a net loss of $0.9 million and an increase in accounts receivable of $53 thousand.  This cash decrease was partially offset by depreciation expense of $12 thousand, stock-based compensation expense of $5 thousand, a decrease in inventories of $24 thousand, a decrease in prepaid expenses and other assets of $11 thousand, a decrease in accounts payable and accrued expenses of $33 thousand, and an increase in deferred revenue of $21 thousand.  Cash used in operations for the three months ended March 31, 2007 was $0.6 million, primarily due to a net loss of $0.5 million, a decrease in accounts payable and accrued expenses of $216 thousand, a reduction in deferred revenue of $16 thousand, and a reduction in the provision for doubtful accounts of $14 thousand.  This cash decrease was partially offset by stock-based compensation expense of $8 thousand, depreciation expense of $17 thousand, a decrease in accounts receivable of $49 thousand, and a decrease in prepaid expenses and other assets of $42 thousand.

There was no cash used in investing activities in the three months ended March 31, 2008 for net purchases of property and equipment, compared to $27 thousand of cash used in investing activities in the three months ended March 31, 2007.

Cash provided in financing activities in the three months ended March 31, 2008 was $0.6 million, primarily consisting of the proceeds from the issuance of a promissory note for $0.7 million to an officer and disbursements under the line of credit of $86 thousand, compared to cash used in financing activities in the three months ended March 31, 2007 was $0.4 million, primarily consisting of the proceeds from the issuance of common stock of $0.5 million, payment of dividends on preferred stock of $27 thousand and net activity under the line of credit of $75 thousand.

At March 31, 2008, the Company did not have any material commitments for capital expenditures.

During the three months ended March 31, 2008, the Company funded its operations through the use of cash and cash equivalents and borrowings of $705,000 from our CEO, G. Ward Paxton.

On March 29, 2006, we established a $1.0 million line of credit with Silicon Valley Bank.  Under the terms of this agreement, we may borrow an amount equal up to 80% of eligible accounts receivable balances.  In addition, we may obtain inventory advances equal to 35% of finished good inventory, capped at the lesser of the inventory availability, $300,000 or 35% of our total borrowing base.  If our credit line increases to $2.0 million, inventory advances will be capped at the lesser of the inventory availability, $600,000 or 35% of our borrowing base.  Amounts we borrow under the credit line accrue interest at an annual rate of prime plus 1% and are secured by a lien on all of our assets.  Accrued interest on all outstanding amounts is payable monthly in arrears and all outstanding principal and accrued but unpaid interest on the amounts we borrow are due on June 28, 2008.  Our ability to receive advances under this credit line will increase if we generate additional receivables and inventory from the sale of our products.  We have $14,000 outstanding under this credit line as of March 31, 2008.  Also, at March 31, 2008, we could borrow an additional $31,000 based on our borrowing base calculation.  The line of credit was extended on March 28, 2008 until June 28, 2008.  Accrued interest on all outstanding amounts is payable monthly in arrears and all outstanding principal and accrued but unpaid interest on the amounts we borrow are due on June 28, 2008.  At or before June 28, 2008, it is anticipated, though not assured, that we will put a new credit facility in place with Silicon Valley Bank.

Net operating losses and operating cash outflows may continue through the second quarter of 2008 and possibly later into the fiscal year 2008.  The sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control.  In addition, we are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources.   As of March 31, 2008 we had cash and cash equivalents of $93,000 and $31,000 available funding under our line of credit at Silicon Valley Bank and $1.5 million available from a written commitment to invest up to $1.5 million from G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer.  Based on projections for increased revenues in 2008 and a commitment from the Company’s CEO to advance the Company up to $1.5 million in additional funding should it be necessary, we believe that our available credit line and available cash resources will provide sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the next few months, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

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

Item 4T.                        CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008 and concluded that the disclosure controls and procedures were effective.

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.                                                   RISK FACTORS

Factors That May Affect Future Results of Operations

We are providing the following information regarding changes that have occurred to previously disclosed risk factors from our Annual Report on Form 10-KSB for the year ended December 31, 2007.  In addition to the other information set forth below and elsewhere in this report, you should consider the factors discussed under the heading “Factors That May Affect Future Results of Operations” in our Form 10-KSB for the year ended December 31, 2007.  The risks described in our Quarterly Reports on Form 10-Q are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our cash, cash equivalents, and investments decreased from $0.4 million at December 31, 2007 to $0.1 million at March 31, 2008.  As a result of our expected continuing net cash outflows, we may not have sufficient cash to operate our business and may not be able to maintain certain liquidity requirements.  Additional debt and equity offerings to fund future operations may not be available and, if available, may significantly dilute the value of our currently outstanding common stock.

As of March 31, 2008, we had cash, cash equivalents and investments of approximately $0.1 million, down from approximately $0.4 million as of December 31, 2007.  Net operating losses and operating cash outflows may continue through the second quarter of 2008 and possibly later into fiscal year 2008.  In addition, we are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources.   As of March 31, 2008 we had cash and cash equivalents of $93,000 and $31,000 available funding under our line of credit at Silicon Valley Bank and $1.5 million available from a written commitment to invest up to $1.5 million from G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer.  We expect to fund our operations through additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the next few months, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

Our revenues declined from $1.1 million in the first quarter 2007 to $0.5 million in the first quarter 2008 as a continuing effect from the shift in focus from SecureNet products to Compliance Commander and TraceCop products.   If our newer products do not achieve market acceptance, our revenues will continue to suffer.

We have transitioned our sales strategy focus from SecureNet to Compliance Commander and TraceCop.  During this transition, sales of our newer products did not offset the losses in sales associated with our older products.  As a result, our net revenue declined from $1.1 million in the first quarter 2007 to $0.5 million in the first quarter 2008, continuing the decline in fiscal year 2007 from fiscal year 2006.  We can provide no assurances that sales of our newer products will ever offset the losses in sales of older products or generate sufficient revenues to sustain our business.

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

We had a net loss of $0.9 million for the quarter ended March 31, 2008 and have an accumulated deficit of $58.3 million as of March 31, 2008.  To achieve profitability, we must generate substantially greater revenues.

We incurred significant operating losses for the quarter ended March 31, 2008 and have incurred operating losses in previous years.  For the year ended December 31, 2007, we incurred a net loss of $2.4 million and had an accumulated deficit of approximately $57.5 million as of December 31, 2007.  We need to generate and sustain substantially greater revenues from the sales of our products if we are to achieve profitability.  If we are unable to achieve these greater revenues, our losses will continue for the near term and possibly longer, and we may never achieve or sustain profitability or generate positive cash flow from operations.

A large percentage of our revenues are received from U.S. government entities, and the loss of one of these customers could reduce our revenues and materially harm our business and prospects.

                                                A large percentage of our revenues result from sales to U.S. government entities.  If we were to lose one or more of these key relationships, our revenues could decline and our business and prospects may be materially harmed. We expect that even if we are successful in developing relationships with non-governmental customers, our revenues will continue to be concentrated among government entities. For the quarter ended March 31, 2008, sales to U.S. government entities collectively accounted for 59.6% of our revenues.  For the years ended December 31, 2005, 2006 and 2007, sales to U.S. government entities collectively accounted for 70.7%, 73.6% and 73.2% of our total net revenues, respectively. The loss of any of these key relationships may send a negative message to other U.S. government entities or non-governmental customers concerning our product offering.  We cannot assure you that U.S. government entities will be customers of ours in future periods or that we will be able to diversify our customer portfolio to adequately mitigate the risk of loss of any of these customers.

Government customers involve unique risks, which could adversely impact our revenues.

We expect to continue to derive a substantial portion of our revenues from U.S. government customers in the future.  Sales to the government present risks in addition to those involved in sales to commercial customers, including potential disruption due to appropriation and spending patterns, delays in approving a federal budget and the government’s right to cancel contracts and purchase orders for its convenience.  A delay in government funding of certain government projects, which we currently project to receive in the second quarter of 2008, was attributable to a decrease in TraceCop product line sales in the first quarter of 2008.  General political and economic conditions, which we cannot accurately predict, directly and indirectly may affect the quantity and allocation of expenditures by federal departments.  In addition, obtaining government contracts may involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements.  Each government entity also maintains its own rules and regulations with which we must comply and which can vary significantly among departments.  As a result, cutbacks or re-allocations in the federal budget or losses of government sales due to other factors could have a material adverse effect on our revenues and operating results.

We are highly dependent on sales made through indirect channels, the loss of which would materially adversely affect our operations.

We derived 16.2% of revenue in the first quarter of 2008 from such sales channels.  For the years ended December 31, 2005, 2006 and 2007, we derived 36.2%, 17.3% and 19.2% of our revenues from sales through indirect sales channels, such as distributors, value-added resellers, system integrators, original equipment manufacturers and managed service providers.  We must expand our sales through these indirect channels in order to increase our revenues.  We cannot assure you that our products will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues.  Further, many of our competitors are also trying to sell their products through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our products.

International sales comprise a material portion of our overall revenues.  Our ability to sell our products internationally is subject to certain risks, which could harm our business.

Foreign sales in the first quarter of 2008 were 15.4% of revenue.  Revenues from foreign customers for the fiscal years ended December 31, 2005, 2006 and 2007 accounted for approximately 10.7%, 9.4% and 9.2%, respectively, of our revenue.  We expect sales to foreign customers to continue to represent a significant portion of our revenues in the future.  Our international operations are subject to many inherent risks that may adversely affect our business, financial condition and operating results, including:

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

On March 25, 2004, we completed a $5,000,000 private placement pursuant to which we issued 1,000,000 shares of our 5% Convertible Preferred Stock (the “Series 1 Preferred Stock”) and warrants to acquire 556,619 shares of our common stock.  The conversion price for the Series 1 Preferred Stock and the exercise price of the warrants is $3.144 per share.  As of April 30, 2008, there were 259,696 shares of the Series 1 Preferred Stock outstanding, representing approximately 413,003 shares of common stock upon conversion.

On March 28, 2005, we completed a $2,663,000 private placement pursuant to which we issued 1,065,200 shares of our Series 2 5% Convertible Preferred Stock (the “Series 2 Preferred Stock”) and warrants to acquire 532,600 shares of our common stock.  The conversion price for the Series 2 Preferred Stock is $2.50 per share and the exercise price of the warrants is $2.77 per share.  As of April 30, 2008, there were 460,000 shares of the Series 2 Preferred Stock outstanding, representing 460,000 shares of common stock upon conversion.

On December 2, 2005, we completed a $1,230,843 private placement pursuant to which we issued 564,607 shares of our Series 3 5% preferred stock  (the “Series 3 Preferred Stock”) and warrants to acquire 282,306 shares of our common stock. .The preferred shares may be converted into 564,607 shares of common stock at an initial conversion price of $2.18 per share, and the warrants may be exercised at a price of $0.40 per share during the five-year period commencing on June 2, 2006.  As of April 30, 2008, there were 354,056 shares of Series 3 Preferred Stock outstanding, representing 354,056 shares of common stock upon conversion.

During the quarter ended March 31, 2008, we accrued $16,000 in dividends to the holders of our 5% Preferred Stock, $14,000 in dividends to the holders of our Series 2 5% Preferred Stock and $10,000 in dividends to the holders of our Series 3 5% Preferred Stock.

Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.  We have not had net profits for the last two fiscal years and as of March 31, 2008, did not have sufficient capital surplus, defined as the amount by which our net assets exceed our stated capital, based on par value of our outstanding shares as provided by Delaware law.  We cannot assure you that our net assets will exceed our stated capital or that we will have net profits in order to pay these dividends in the future.  These dividends continue to accrue on all our outstanding shares of preferred stock, regardless of whether we are legally able to pay them.  The accrual of these dividends may adversely affect our operating results.  Moreover, the payment of these dividends could strain our available cash resources, which could adversely affect our ability to operate or grow our business.

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

On April 30, 2008, we had 11,638,405 shares of common stock outstanding.  Upon conversion of all outstanding shares of preferred stock and exercise of the outstanding warrants, we will have 14,389,318 shares of common stock outstanding, approximately a 25.0% increase in the number of shares of our common stock outstanding.

Further, the occurrence of certain events could entitle holders of our Series 2 Preferred Stock and Series 3 Preferred Stock to require us to redeem their shares for a certain number of shares of our common stock.  Assuming (i) we have paid all liquidated damages and other amounts to the holders, (ii) incurred accrued but unpaid dividends on April 30, 2008 of $92,000, (iii) a volume weighted average price of $0.16, which was the ten-day volume weighted average closing price of our common stock on April 30, 2008, and (iv) our 11,638,405 shares of common stock outstanding on April 30, 2008, upon exercise of their redemption right by the holders of the Series 3 Preferred Stock and the Series 2 Preferred Stock, we would be obligated to issue approximately 21,488,563 shares of our common stock.  This would represent an increase of approximately 184.6% in the number of shares of our common stock as of April 30, 2008.

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

The holders of the shares of our 5% Preferred Stock and warrants we issued in connection with the sale of our 5% Preferred Stock may freely convert their shares of preferred stock and exercise their warrants and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of April 30, 2008, 740,304 shares of our 5% Preferred Stock had converted into 1,177,327 shares of common stock.

The holders of the shares of Series 2 5% Preferred Stock and warrants we issued in connection with the sale of our Series 2 Preferred Stock may freely convert their shares of preferred stock and exercise their warrants and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of April 30, 2008, 605,200 shares of Series 2 Preferred Stock had converted into 605,200 shares of common stock.

The holders of the shares of Series 3 5% Preferred Stock and warrants we issued in connection with the sale of our Series 3 Preferred Stock, may freely convert their shares of Series 3 Preferred Stock and exercise their warrants and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of April 30, 2008, 210,551 shares of Series 3 Preferred Stock had converted into 210,551 shares of common stock.

For the four weeks ended on April 30, 2008, the average daily trading volume of our common stock on The OTCBB was 2,756 shares.  Consequently, if holders of preferred stock or warrants elect to convert their remaining shares or exercise their warrants and sell a material amount of their underlying shares of common stock on the open market, the increase in selling activity could cause a decline in the market price of our common stock.  Furthermore, these sales, or the potential for these sales, could encourage short sales, causing additional downward pressure on the market price of our common stock.

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

As of April 30, 2008, our executive officers, directors and preferred stockholders beneficially own approximately 38.7% of our voting power.  As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us.  These stockholders may use their influence to approve or take actions that may be adverse to your interests.  Further, we contemplate the possible issuance of shares of our Common Stock or of securities exercisable or convertible into shares of our Common Stock in the future by our Chief Executive Officer.  Any such issuance will increase the percentage of stock our Chief Executive Officer and our management group beneficially holds.

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

INTRUSION INC.

Date: May 14, 2008	/s/ G. Ward Paxton
G. Ward Paxton
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2008	/s/ Michael L. Paxton
Michael L. Paxton
Vice President, Chief Financial Officer, Treasurer & Secretary
(Principal Financial & Accounting Officer)