Form 10-Q
period 2008-06-30
INTRUSION INC
filed 2008-08-13
CIK 736012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act:  Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on July 31, 2008 was 11,638,405.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

INTRUSION INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$212	$362
Accounts receivable, less allowance for doubtful accounts of $40 in 2008 and 2007	554	110
Inventories, net	83	146
Prepaid expenses	64	75
Total current assets	913	693
Property and equipment, net	121	144
Other assets	39	39
TOTAL ASSETS	$1,073	$876

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$736	$688
Line of credit	—	100
Loans payable to officer	1,180	—
Deferred revenue	266	312
Total current liabilities	2,182	1,100

Stockholders’ Deficit:
Preferred stock, $0.01 par value: Authorized shares – 5,000
Series 1 shares issued and outstanding — 260
Liquidation preference of $1,347 as of June 30, 2008	918	918
Series 2 shares issued and outstanding — 460
Liquidation preference of $1,184 as of June 30, 2008	724	724
Series 3 shares issued and outstanding — 354
Liquidation preference of $795 as of June 30, 2008	504	504
Common stock, $0.01 par value:
Authorized shares — 80,000
Issued shares — 11,648
Outstanding shares — 11,638	116	116
Common stock held in treasury, at cost – 10 shares	(362)	(362)
Additional paid-in capital	55,475	55,527
Accumulated deficit	(58,305)	(57,472)
Accumulated other comprehensive loss	(179)	(179)
Total stockholders’ deficit	(1,109)	(224)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,073	$876

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net product revenue	$1,132	$829	$1,431	$1,727
Net customer support and maintenance revenue	151	174	315	368
Total revenue	1,283	1,003	1,746	2,095
Cost of product revenue	434	371	608	774
Cost of customer support and maintenance revenue	6	22	11	40
Total cost of revenue	440	393	620	814

Gross profit	843	610	1,126	1,281

Operating expenses:
Sales and marketing	361	504	732	1,019
Research and development	195	388	710	811
General and administrative	230	248	496	475

Operating income (loss)	57	(530)	(812)	(1,024)

Other income (expense), net	—	1	—	1
Interest income (expense), net	(16)	(1)	(22)	1

Income (loss) before income tax provision	41	(530)	(834)	(1,022)

Income tax provision	—	—	—	—

Net income (loss)	$41	$(530)	$(834)	$(1,022)

Preferred stock dividends accrued	(40)	(43)	(105)	(86)
Net income (loss) attributable to common stockholders	$1	$(573)	$(939)	$(1,108)

Net loss per share attributable to common stockholders, basic and diluted	$0.00	$(0.06)	$(0.08)	$(0.12)

Weighted average common shares outstanding, basic and diluted	11,638	9,271	11,638	8,873

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30, 2008	June 30, 2007
Operating Activities:
Net loss	$(834)	$(1,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23	32
Provision for doubtful accounts	—	(14)
Stock-based compensation	29	44
Changes in operating assets and liabilities:
Accounts receivable	(444)	111
Inventories	64	(15)
Prepaid expenses and other assets	10	73
Accounts payable and accrued expenses	(32)	(210)
Deferred revenue	(46)	(18)
Net cash used in operating activities	(1,230)	(1,019)
Investing Activities:
Purchases of property and equipment	—	(37)
Financing Activities:
Net activity under line of credit	(100)	(75)
Borrowings from officer	1,180	—
Dividends paid on preferred stock	—	(87)
Proceeds from the issuance of common stock	—	1,000
Net cash provided by financing activities	1,080	838

Net decrease in cash and cash equivalents	(150)	(218)
Cash and cash equivalents at beginning of period	362	933
Cash and cash equivalents at end of period	$212	$715

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:

Preferred stock dividends accrued	$106	$86

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Description of Business

We develop, market and support a family of entity identification, regulated information compliance, data privacy protection and network intrusion prevention/detection products.  Our product families include:  TraceCop™ for identity discovery and disclosure, Compliance Commander™ for regulated information and data privacy protection, and Intrusion SecureNet™ for network intrusion prevention and detection.  Our products help protect critical information assets by quickly detecting, protecting, analyzing and reporting attacks or misuse of classified, private and regulated information for government and enterprise networks.

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

As of June 30, 2008, we had cash, cash equivalents and investments of approximately $0.2 million, down from approximately $0.4 million as of December 31, 2007.  Although we generated net income of $41,000 in the second quarter of 2008, operating cash outflows may continue through the third quarter of 2008 and possibly later into the fiscal year 2008.  The sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control.  In addition, we are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources.   As of June 30, 2008, we had cash and cash equivalents of $212,000, $218,000 in funding available under our line of credit at Silicon Valley Bank and $1.0 million funding available from a written commitment to invest up to $1.5 million from G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer.  Based on projections for increased revenues in the remainder of 2008, a commitment from the Company’s CEO to advance the Company up to $1.0 million in additional funding should it be necessary, $2.5 million line of credit with borrowings available of $218,000 at June 30, 2008, and our Company’s production of net income in the second quarter of 2008, we believe that our available credit line and available cash resources will provide sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through Company profits, our line of credit, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming quarters, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

2.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The December 31, 2007 balance sheet was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States.  However, we believe that the disclosures are adequate to make the information presented not misleading.  In our opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  The results of operations for the three and six month periods ending June 30, 2008 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period.  The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2007, filed with the commission on March 28, 2008.

3.     Inventories (In thousands)

	June 30, 2008	December 31, 2007

Inventories consist of:

Finished goods	$72	$123
Work in progress	8	8
Demonstration systems	3	15
Net inventory	$83	$146

4.     Loans Payable to Officer

On January 30, 2008, we entered into a revolving promissory note to borrow up to $700,000 from G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer.    Under the terms of the note, the Company may borrow, repay and reborrow on the loan as needed up to an outstanding principal amount of $700,000 at any date.  All outstanding principal and accrued but unpaid interest are due on December 31, 2008.  On March 20, 2008, we received a written commitment from our Chief Executive Officer to invest up to an additional $1,500,000 in the Company until March 2009, should such funding be required by the Company.  Amounts the Company borrows under the note and the commitment accrue interest at a floating rate per annum equal to the announced prime rate of Silicon Valley Bank (“SVB”) plus 1% and are unsecured.  As of June 30, 2008 we had $1.0 million available to borrow under the commitment.

5.     Line of Credit

On March 29, 2006, we entered into a Loan and Security Agreement (the “Prior Agreement”) with SVB to establish a $1.0 million line of credit (the “Prior Line of Credit”) with SVB.  On June 30, 2008, we entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with SVB to, among other things, replace the Prior Line of Credit with a new $2.5 million line of credit (the “Line of Credit”).  Our obligations under the Loan Agreement are secured by substantially all of our assets, including all of our intellectual property.  Borrowings under the Line of Credit are based on advances (each, an “Advance”) against certain of our accounts receivable that are approved by SVB (“Eligible Accounts”).  SVB may make an Advance of up to eighty percent (80%) of each Eligible Account, or such other percentage SVB may determine in its sole discretion.  Each Advance is subject to a finance charge calculated as a daily rate that is based on a 360-day annual rate of (a) the greater of the prime rate or 5.25%, plus (b) 1.5% or 2.0%, depending on certain qualifying financial factors specified in the Loan Agreement.  Finance charges are payable at the same time its related Advance is due.  Each Advance is also subject to a monthly collateral handling fee of 0.25% or 0.5% of all outstanding Advances, depending on certain qualifying financial factors specified in the Loan Agreement.  The collateral handling fee is payable at the same time its related Advance is due.  Each Advance must be repaid at the earliest of (a) the date that the Eligible Account related to the Advance is paid, (b) the date the Eligible Account is no longer eligible under the Loan Agreement, or (c) the date on which any “Adjustment” (as defined in the Loan Agreement) is asserted to the Eligible Account.  The Loan Agreement terminates and all outstanding advances, accrued but unpaid finance charges, outstanding collateral handing fees, and other amounts due under the Loan Agreement and related documents.  We have zero outstanding under this credit line as of June 30, 2008 and had borrowings available of $218,000 based on our borrowing base calculation.

6.     Accounting for Stock-Based Compensation

The Company recognized $24,000 and $37,000, respectively, stock-based compensation expense for the three month periods ended June 30, 2008 and 2007.

Valuation Assumptions

The fair values of option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	For Three Months Ended June 30, 2008	For Three Months Ended June 30, 2007	For Six Months Ended June 30, 2008	For Six Months Ended June 30, 2007

Weighted average grant date fair value	$0.16	$0.31	$0.17	$0.32
Weighted average assumptions used:
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.4%	4.9%	2.6%	4.9%
Expected volatility	111.0%	105.0%	107.1%	105.1%
Expected life (in years)	5.0	4.9	5.0	4.9

Expected volatility is based on historical volatility and in part on implied volatility.  The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior.  The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

7.     Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period.  Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period.  Our common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding options and warrants.  The aggregate number of common stock equivalents excluded from the diluted income (loss) per share calculation for the periods ended June 30, 2008 and 2007 are 4,227,826 and 4,226,998, respectively.  Our common stock equivalents are not included in the diluted income (loss) per share for the three and six month periods ended June 30, 2008 and 2007, as they are antidilutive.

8.     New Accounting Pronouncements

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

Item 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q, including, without limitation, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (The “Exchange Act”). Such forward-looking statements are generally accompanied by words such as “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate,” “may” or other words that convey uncertainty of future events or outcomes.  These statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations, which we describe in more detail elsewhere in this Quarterly Report on Form 10-Q  under the heading “Factors That May Affect Future Results of Operations,” and in our 2007 Annual Report on Form 10-KSB in “Item 1 – Description of Business” include, but are not limited to:

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

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net product revenue	88.2%	82.7%	82.0%	82.4%
Net customer support and maintenance revenue	11.8	17.3	18.0	17.6
Total revenue	100.0	100.0	100.0	100.0
Cost of product revenue	33.8	37.1	34.8	37.0
Cost of customer support and maintenance revenue	0.5	2.1	0.7	1.9
Total cost of revenue	34.3	39.2	35.5	38.9
Gross profit	65.7	60.8	64.5	61.1
Operating expenses:
Sales and marketing	28.2	50.2	41.9	48.7
Research and development	15.2	38.7	40.7	38.7
General and administrative	17.9	24.7	28.4	22.6

Operating income (loss)	4.4	(52.8)	(46.5)	(48.9)

Other income (expense), net	—	—	—	(0.1)
Interest expense	(1.2)	(0.1)	(1.3)	—
Income (loss) before income tax provision	3.2	(52.9)	(47.8)	(48.8)

Income tax provision	—	—	—	—

Net income (loss)	3.2%	(52.9)%	(47.8)%	(48.8)%
Preferred stock dividends accrued	(3.1)	(4.3)	(6.2)	(4.1)

Net income (loss) attributable to common stockholders	0.1%	(57.2)%	(54.0)%	(52.9)%

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Domestic revenues	96.6%	95.9%	93.4%	91.8%
Export revenues to:
Europe	3.0	3.1	5.9	7.2
Canada	0.1	0.1	0.1	0.1
Asia	0.2	0.8	0.4	0.8
Latin America	0.1	0.1	0.2	0.1

Net revenues	100.0%	100.0%	100.0%	100.0%

Net Revenues.  Net revenues for the quarter and six months ended June 30, 2008 were $1.3 million and $1.7 million, respectively, compared to $1.0 million and $2.1 million for the same periods in 2007.  Product revenues increased $0.3 million for the quarter ended June 30, 2008, and decreased $0.3 million for the six months ended June 30, 2008 compared to the same periods in 2007.  Customer support and maintenance revenue decreased $22 thousand and $53 thousand for the quarter and six months ended June 30, 2008 compared to the same periods in 2007.  This decrease was due to the current sales mix with a high concentration of government sales not requiring a maintenance contract.

Concentration of Revenues.  Revenues from sales to various U.S. government entities totaled $1.1 million, or 86.5% of revenues, for the quarter ended June 30, 2008 compared to $0.8 million, or 80.3% of revenues, for the same period in 2007.  Revenues from sales to various U.S. government entities totaled $1.4 million, or 79.6% of revenues, for the six months ended June 30, 2008 compared to $1.6 million, or 75.2% of revenues, for the same period in 2007.    Although we expect our concentration of revenues to vary among customers in future periods depending upon the timing of certain sales, we anticipate that sales to government customers will continue to account for a significant portion of our revenues in future periods.  Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including, without limitation, potential disruption to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience.  Although we do not believe that any of our revenues with government customers are subject to renegotiation, a large number of cancelled or renegotiated government orders could have a material adverse effect on our financial results.  Currently, we are not aware of any proposed cancellation or renegotiation of any of our existing arrangements with government entities and, historically, government entities have not cancelled or renegotiated orders which had a material adverse effect on our business.

Gross Profit.  Gross profit was $0.8 million or 65.7% of net revenues for the quarter ended June 30, 2008, compared to $0.6 million or 60.8% of net revenues for the quarter ended June 30, 2007.  Gross profit was $1.1 million or 64.5% of net revenues for the six months ended June 30, 2008 compared to $1.3 million or 61.1% of net revenues for the six months ended June 30, 2007.   Gross profit on product revenues for the quarter and six months ended June 30, trended from 55.2% and 55.2%, respectively, in 2007 to 61.6% and 57.5%, respectively, in 2008 mainly due to an increase in net revenues and/or decreases in fixed costs.  Gross profit on customer support and maintenance revenues for the quarter and six months ended June 30, trended from 87.6% and 89.1%, respectively, in 2007 to 96.1% and 96.4%, respectively, in 2008.  Gross profit as a percentage of net revenues is impacted by several factors, including shifts in product mix, changes in channels of distribution, revenue volume, pricing strategies, and fluctuations in revenues of integrated third-party products.

Sales and Marketing.  Sales and marketing expenses decreased to $0.4 million for the quarter ended June 30, 2008, compared to $0.5 million for the quarter ended June 30, 2007. Sales and marketing expenses decreased to $0.7 million for the six months ended June 30, 2008, compared to $1.0 million for the six months ended June 30, 2007 primarily due to a planned reduction in sales and marketing related expenses.  Sales and marketing expenses may vary in the future.  However, we believe that these costs will remain relatively constant through the end of 2008, although expenses may be increased relative to increases in revenue.

Research and Development.  Research and development expenses decreased to $0.2 million for the quarter ended June 30, 2008 compared to $0.4 million for the quarter ended June 30, 2007. Research and development expenses decreased to $0.7 million for the six months ended June 30, 2008, compared to $0.8 million for the six months ended June 30, 2007.  Research and development costs are expensed in the period incurred.  Research and development expenses decreased in the three and six months ended June 30, 2008, compared to the same periods in 2007 primarily due to shifts from research and development expenses to cost of sales in relation to engineering contract jobs.  Research and development expenses may vary in the future; however, we believe that these costs will remain relatively constant through the end of 2008, although expenses may be increased relative to increases in revenue.

General and Administrative.  General and administrative expenses remained at $0.2 million for the quarter ended June 30, 2008 compared to $0.2 million for the quarter ended June 30, 2007.  General and administrative expenses remained at $0.5 million for the six months ended June 30, 2008, compared to $0.5 million for the six months ended June 30, 2007.  It is expected that general and administrative expenses will remain relatively constant throughout the remainder of 2008, although expenses may be increased relative to increases in revenue.

Interest.  Net interest expense increased to $16 thousand interest expense for the quarter ended June 30, 2008 compared to $0.6 thousand interest expense for the same period in 2007.  Net interest expense increased to $22 thousand for the six months ended June 30, 2008 compared to $0.4 thousand of interest income for the same period in 2007.  The decrease in interest income was primarily due to a decrease of cash and short-term investment balances when compared to the prior year and an increase in interest expense related to the line of credit.  Net interest income may vary in the future based on our cash flow and rate of return on investments.

Liquidity and Capital Resources

Our principal source of liquidity at June 30, 2008 is approximately $0.2 million of cash and cash equivalents.  At June 30, 2008 there was a working capital deficiency of $1.3 million compared to a surplus of $0.5 million at June 30, 2007.

Cash used in operations for the six months ended June 30, 2008 was $1.2 million, primarily due to a net loss of $0.8 million, an increase in accounts receivable of $444 thousand and decreases in deferred revenue of $46 thousand and accounts payable and accrued expense of $32 thousand.  This cash decrease was partially offset by depreciation expense of $23 thousand, stock-based compensation expense of $29 thousand, a decrease in inventories of $64 thousand, and a decrease in prepaid expenses and other assets of $10 thousand.  Cash used in operations for the six months ended June 30, 2007 was $1.0 million, primarily due to a net loss of $1.0 million, a decrease in accounts payable and accrued expenses of $210 thousand, a reduction in deferred revenue of $18 thousand, an increase in inventories of $15 thousand, and a reduction in the provision for doubtful accounts of $14 thousand.  This cash decrease was partially offset by depreciation expense of $32 thousand, stock-based compensation expense of $44 thousand, a decrease in accounts receivable of $111 thousand, and a decrease in prepaid expenses and other assets of $73 thousand.  Future fluctuations in inventory balances, accounts receivable and accounts payable will be dependent upon several factors, including, but not limited to, quarterly sales, our strategy in building inventory in advance of receiving orders from customers, and the accuracy of our forecasts of product demand and component requirements.

There was no cash used in investing activities in the six months ended June 30, 2008 compared to $37 thousand of cash used in investing activities in the six months ended June 30, 2007 for net purchases of property and equipment.

Cash provided by financing activities in the six months ended June 30, 2008 was $1.1 million, primarily consisting of the proceeds from a promissory note and commitment by our Chief Executive Officer, G. Ward Paxton,  for $1.2 million which was offset by repayments to the line of credit of $100 thousand compared to cash provided by financing activities in the six months ended June 30, 2007 of $0.8 million, primarily consisting of proceeds from the issuance of common stock of $1.0 million which was offset by payment of dividends on preferred stock of $87 thousand and a net reduction in the line of credit of $75 thousand.

At June 30, 2008, the Company did not have any material commitments for capital expenditures.

During the six months ended June 30, 2008, the Company funded its operations through the use of cash and cash equivalents and borrowings of $1.2 million from our CEO, G. Ward Paxton.

On March 29, 2006, we entered into a Loan and Security Agreement (the “Prior Agreement”) with SVB to establish a $1.0 million line of credit (the “Prior Line of Credit”) with SVB.  On June 30, 2008, we entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with SVB to, among other things, replace the Prior Line of Credit with a new $2.5 million line of credit (the “Line of Credit”).  Our obligations under the Loan Agreement are secured by substantially all of our assets, including all of our intellectual property.  Borrowings under the Line of Credit are based on advances (each, an “Advance”) against certain of our accounts receivable that are approved by SVB (“Eligible Accounts”).  SVB may make an Advance of up to eighty percent (80%) of each Eligible Account, or such other percentage SVB may determine in its sole discretion.  Each Advance is subject to a finance charge calculated as a daily rate that is based on a 360-day annual rate of (a) the greater of the prime rate or 5.25%, plus (b) 1.5% or 2.0%, depending on certain qualifying financial factors specified in the Loan Agreement.  Finance charges are payable at the same time its related Advance is due.  Each Advance is also subject to a monthly collateral handling fee of 0.25% or 0.5% of all outstanding Advances, depending on certain qualifying financial factors specified in the Loan Agreement.  The collateral handling fee is payable at the same time its related Advance is due.  Each Advance must be repaid at the earliest of (a) the date that the Eligible Account related to the Advance is paid, (b) the date the Eligible Account is no longer eligible under the Loan Agreement, or (c) the date on which any “Adjustment” (as defined in the Loan Agreement) is asserted to the Eligible Account.  The Loan Agreement terminates and all outstanding advances, accrued but unpaid finance charges, outstanding collateral handing fees, and other amounts due under the Loan Agreement and related documents.  We have zero outstanding under this credit line as of June 30, 2008 and had borrowings available of $218,000 based on our borrowing base calculation.

Although we generated net income of $41,000 in the second quarter of 2008, operating cash outflows may continue through the third quarter of 2008 and possibly later into the fiscal year 2008.  The sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control.  In addition, we are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources.   As of June 30, 2008 we had cash and cash equivalents of $212,000, $218,000 funding available under our line of credit at Silicon Valley Bank and $1.0 million funding available from a written commitment to invest up to $1.5 million from G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer.  Based on projections for increased revenues in the remainder of 2008, a commitment from the Company’s CEO to advance the Company up to $1.0 million in additional funding should it be necessary, $2.5 million line of credit with borrowings available of $218,000 at June 30, 2008, and our Company’s production of net income in the second quarter of 2008, we believe that our available credit line and available cash resources will provide sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through Company profits, our line of credit, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming quarters, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

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

Item 4T.                        CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008 and concluded that the disclosure controls and procedures were effective.

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our cash, cash equivalents, and investments decreased from $0.4 million at December 31, 2007 to $0.2 million at June 30, 2008.  If net cash outflows continue, we may not have sufficient cash to operate our business and may not be able to maintain certain liquidity requirements.  Additional debt and equity offerings to fund future operations may not be available and, if available, may significantly dilute the value of our currently outstanding common stock.

As of June 30, 2008, we had cash, cash equivalents and investments of approximately $0.2 million, down from approximately $0.4 million as of December 31, 2007.  Although we generated net income of $41,000 in the second quarter of 2008, operating cash outflows may continue through the third quarter of 2008 and possibly later into the fiscal year 2008.  The sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control.  In addition, we are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources.   As of June 30, 2008 we had cash and cash equivalents of $212,000, $218,000 funding available under our line of credit at Silicon Valley Bank and $1.0 million funding available from a written commitment to invest up to $1.5 million from G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer.  Based on projections for increased revenues in the remainder of 2008, a commitment from the Company’s CEO to advance the Company up to $1.0 million in additional funding should it be necessary, $2.5 million line of credit with borrowings available of $218,000 at June 30, 2008, and our Company’s production of net income in the second quarter of 2008, we believe that our available credit line and available cash resources will provide sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through Company profits, our line of credit, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming quarters, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

Our revenues increased from $1.0 million in the second quarter 2007 to $1.3 million in the second quarter 2008 as a continuing effect from an increase in TraceCop product sales.   If our newer products do not achieve market acceptance, our revenues may decline.

We have transitioned our sales strategy focus from SecureNet to TraceCop and Compliance Commander.  During this transition, sales of our newer products have only recently offset the losses in sales associated with our older products.  As a result, our net revenue increased from $1.0 million in the second quarter 2007 to $1.3 million in the second quarter 2008.  We can provide no assurances that sales of our newer products will continue to offset the losses in sales of older products or generate sufficient revenues to sustain our business.

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

We have not yet received broad market acceptance for our newer products.  We cannot assure you that our present or future products will achieve market acceptance on a sustained basis.  In order to achieve market acceptance and increase sales of our newer products, we must introduce complementary security products, incorporate new technologies into our existing product lines and design, develop and successfully commercialize higher performance products in a timely manner.  We cannot assure you that we will be able to offer new or complementary products that gain market acceptance quickly enough to avoid decreased revenues during current or future product introductions or transitions.

Although we had a net profit of $41 thousand for the quarter ended June 30, 2008, we have historically incurred losses and have an accumulated deficit of $58.3 million as of June 30, 2008.  To achieve continued profitability, we must generate substantially greater revenues.

We incurred modest operating income for the quarter ended June 30, 2008, but have incurred operating losses in previous years.  For the year ended December 31, 2007, we incurred a net loss of $2.4 million and had an accumulated deficit of approximately $57.5 million as of December 31, 2007.  We need to generate and sustain substantially greater revenues from the sales of our products if we are to achieve continued profitability.  If we are unable to achieve these greater revenues, losses may continue for the near term and possibly longer.  To the extent that revenues decline or do not grow at anticipated rates, increases in operating expenses precede or are not subsequently followed by commensurate increases in revenues or we are unable to adjust operating expense levels accordingly, your investment could be jeopardized.

A large percentage of our revenues are received from U.S. government entities, and the loss of one of these customers could reduce our revenues and materially harm our business and prospects.

A large percentage of our revenues result from sales to U.S. government entities.  If we were to lose one or more of these key relationships, our revenues could decline and our business and prospects may be materially harmed. We expect that even if we are successful in developing relationships with non-governmental customers, our revenues will continue to be concentrated among government entities. For the quarter ended June 30, 2008, sales to U.S. government entities collectively accounted for 86.5% of our revenues.  For the years ended December 31, 2005, 2006 and 2007, sales to U.S. government entities collectively accounted for 70.7%, 73.6% and 73.2% of our total net revenues, respectively. The loss of any of these key relationships may send a negative message to other U.S. government entities or non-governmental customers concerning our product offering.  We cannot assure you that U.S. government entities will be customers of ours in future periods or that we will be able to diversify our customer portfolio to adequately mitigate the risk of loss of any of these customers.

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

We derived 36.3% of revenue in the second quarter of 2008 through indirect channels of mainly government resellers.  For the years ended December 31, 2005, 2006 and 2007, we derived 36.2%, 17.3% and 19.2% of our revenues from sales through indirect sales channels, such as distributors, value-added resellers, system integrators, original equipment manufacturers and managed service providers.  We must expand our sales through these indirect channels in order to increase our revenues.  We cannot assure you that our products will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues.  Further, many of our competitors are also trying to sell their products through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our products.

International sales comprise a portion of our overall revenues.  Our ability to sell our products internationally is subject to certain risks, which could harm our business.

Foreign sales in the second quarter of 2008 were 3.4% of revenue.  Revenues from foreign customers for the fiscal years ended December 31, 2005, 2006 and 2007 accounted for approximately 10.7%, 9.4% and 9.2%, respectively, of our revenue.  We expect sales to foreign customers to continue to represent a significant portion of our revenues in the future.  Our international operations are subject to many inherent risks that may adversely affect our business, financial condition and operating results, including:

•	political, social and economic instability;

•	trade restrictions;

•	increases in duty rates and other potentially adverse tax consequences;

•	exposure to different legal standards, particularly with respect to the protection of intellectual property;

•	burdens of complying with a variety of foreign laws;

•	unexpected changes in regulatory requirements;

•	import and export license requirements and restrictions of the United States and each other country where we operate;

•	fluctuatins in currency exchange rates; and

•	changes in local purchasing practices, including seasonal fluctuations in demand.

Any interruptions or declines in our international sales would result in a significant adverse impact on our results of operations and business.

The payment of accrued dividends on our preferred stock may strain our cash resources.

On March 25, 2004, we completed a $5,000,000 private placement pursuant to which we issued 1,000,000 shares of our 5% Convertible Preferred Stock (the “Series 1 Preferred Stock”) and warrants to acquire 556,619 shares of our common stock.  The conversion price for the Series 1 Preferred Stock and the exercise price of the warrants is $3.144 per share.  As of July 31, 2008, there were 259,696 shares of the Series 1 Preferred Stock outstanding, representing approximately 413,003 shares of common stock upon conversion.

On March 28, 2005, we completed a $2,663,000 private placement pursuant to which we issued 1,065,200 shares of our Series 2 5% Convertible Preferred Stock (the “Series 2 Preferred Stock”) and warrants to acquire 532,600 shares of our common stock.  The conversion price for the Series 2 Preferred Stock is $2.50 per share and the exercise price of the warrants is $2.77 per share.  As of July 31, 2008, there were 460,000 shares of the Series 2 Preferred Stock outstanding, representing 460,000 shares of common stock upon conversion.

On December 2, 2005, we completed a $1,230,843 private placement pursuant to which we issued 564,607 shares of our Series 3 5% preferred stock  (the “Series 3 Preferred Stock”) and warrants to acquire 282,306 shares of our common stock. .The preferred shares may be converted into 564,607 shares of common stock at an initial conversion price of $2.18 per share, and the warrants may be exercised at a price of $0.40 per share during the five-year period commencing on June 2, 2006.  As of July 31, 2008, there were 354,056 shares of Series 3 Preferred Stock outstanding, representing 354,056 shares of common stock upon conversion.

During the quarter ended June 30, 2008, we accrued $16,000 in dividends to the holders of our 5% Preferred Stock, $14,000 in dividends to the holders of our Series 2 5% Preferred Stock and $10,000 in dividends to the holders of our Series 3 5% Preferred Stock.

Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.  We have not had net profits for the last two fiscal years and as of the six months ended June 30, 2008, did not have sufficient capital surplus, defined as the amount by which our net assets exceed our stated capital, based on par value of our outstanding shares as provided by Delaware law.  We cannot assure you that our net assets will exceed our stated capital or that we will have net profits in order to pay these dividends in the future.  These dividends continue to accrue on all our outstanding shares of preferred stock, regardless of whether we are legally able to pay them.  The accrual of these dividends may adversely affect our operating results.  Moreover, the payment of these dividends could strain our available cash resources, which could adversely affect our ability to operate or grow our business.  If we are unable to pay dividends on our preferred stock, we will accrue an additional late fee penalty of 18% per annum on the unpaid dividends for the Series 2 Preferred Stock and Series 3 Preferred Stock, and we could be required to redeem the outstanding shares of Series 2 Preferred Stock and Series 3 Preferred Stock for shares of our common stock issued at a price equal to 75% of the average of the volume weighted average price of our common stock for the ten days ending on the day immediately preceding an election to redeem, subject, in the case of the Series 3 Preferred Stock, to a floor of $0.87.  As a result, the issuance or potential issuance of these additional shares of common stock could cause our stock price to decline.  Furthermore, our inability to pay dividends could adversely affect our ability to raise equity financing in the future if required.

You will experience substantial dilution upon the conversion or redemption of the shares of preferred stock and the exercise of warrants that we issued in our recent private placements or in the event we raise additional funds through the issuance of new shares of our common stock or securities convertible or exercisable into shares of common stock.

On July 31, 2008, we had 11,638,405 shares of common stock outstanding.  Upon conversion of all outstanding shares of preferred stock and exercise of the outstanding warrants, we will have 14,389,318 shares of common stock outstanding, approximately a 25.0% increase in the number of shares of our common stock outstanding.

Further, the occurrence of certain events could entitle holders of our Series 2 Preferred Stock and Series 3 Preferred Stock to require us to redeem their shares for a certain number of shares of our common stock.  Assuming (i) we have paid all liquidated damages and other amounts to the holders, (ii) incurred accrued but unpaid dividends on July 31, 2008 of $119,000, (iii) a volume weighted average price of $0.20, which was the ten-day volume weighted average closing price of our common stock on July 31, 2008, and (iv) our 11,638,405 shares of common stock outstanding on July 31, 2008, upon exercise of their redemption right by the holders of the Series 3 Preferred Stock and the Series 2 Preferred Stock, we would be obligated to issue approximately 17,449,298 shares of our common stock.  This would represent an increase of approximately 149.9% in the number of shares of our common stock as of July 31, 2008.

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

The holders of the shares of our 5% Preferred Stock and warrants we issued in connection with the sale of our 5% Preferred Stock may freely convert their shares of preferred stock and exercise their warrants and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of July 31, 2008, 740,304 shares of our 5% Preferred Stock had converted into 1,177,327 shares of common stock.

The holders of the shares of Series 2 5% Preferred Stock and warrants we issued in connection with the sale of our Series 2 Preferred Stock may freely convert their shares of preferred stock and exercise their warrants and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of July 31, 2008, 605,200 shares of Series 2 Preferred Stock had converted into 605,200 shares of common stock.

The holders of the shares of Series 3 5% Preferred Stock and warrants we issued in connection with the sale of our Series 3 Preferred Stock, may freely convert their shares of Series 3 Preferred Stock and exercise their warrants and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of July 31, 2008, 210,551 shares of Series 3 Preferred Stock had converted into 210,551 shares of common stock.

For the four weeks ended on August 1, 2008, the average daily trading volume of our common stock on The OTCBB was 1,678 shares.  Consequently, if holders of preferred stock or warrants elect to convert their remaining shares or exercise their warrants and sell a material amount of their underlying shares of common stock on the open market, the increase in selling activity could cause a decline in the market price of our common stock.  Furthermore, these sales, or the potential for these sales, could encourage short sales, causing additional downward pressure on the market price of our common stock.

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

As of July 31, 2008, our executive officers, directors and preferred stockholders beneficially own approximately 38.7% of our voting power.  As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us.  These stockholders may use their influence to approve or take actions that may be adverse to your interests.  Further, we contemplate the possible issuance of shares of our Common Stock or of securities exercisable or convertible into shares of our Common Stock in the future by our Chief Executive Officer.  Any such issuance will increase the percentage of stock our Chief Executive Officer and our management group beneficially holds.

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

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on May 30, 2008, at the Radisson Hotel, Dallas North in Richardson, Texas.  The following is a brief description of each matter voted upon by stockholders, including a number of votes cast for, against, or withheld with regard to each matter of nominee.

(1)	Election of five (5) directors to serve until the next Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.

	FOR	WITHHELD
G. Ward Paxton	11,230,118	308,207
T. Joe Head	11,228,448	309,877
James F. Gero	11,231,247	307,078
J. Fred Bucy, Jr.	11,232,722	305,603
Donald M. Johnston	11,232,897	305,428

(2)                                  Ratification and approval for the amendment of the 2005 Stock Incentive Plan.

FOR	AGAINST	ABSTAIN
8,218,813	248,425	7,997

(3)                                  Ratification and approval of selection by the Board of Directors of KBA Group LLP as independent auditors of the Registrant for the fiscal year ending December 31, 2008.

FOR	AGAINST	ABSTAIN
11,488,013	21,954	28,359

Item 6.                                EXHIBITS

The following Exhibits are filed with this report form 10-Q:

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	Certification Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRUSION INC.

Date: August 13, 2008	/s/ G. Ward Paxton
G. Ward Paxton
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2008	/s/ Michael L. Paxton
Michael L. Paxton
Vice President, Chief Financial Officer, Treasurer & Secretary
(Principal Financial & Accounting Officer)