Form 10-Q
period 2008-09-30
INTRUSION INC
filed 2008-11-14
CIK 736012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on October 31, 2008 was 11,638,405.

INTRUSION INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	September 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$96	$362
Accounts receivable, less allowance for doubtful accounts of $40 in 2008 and 2007	761	110
Inventories, net	61	146
Prepaid expenses	32	75
Total current assets	950	693
Property and equipment, net	168	144
Other assets	39	39
TOTAL ASSETS	$1,157	$876

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$747	$688
Line of credit	130	100
Loans payable to officer	1,180	—
Deferred revenue	205	312
Total current liabilities	2,262	1,100

Stockholders’ Deficit:
Preferred stock, $0.01 par value: Authorized shares – 5,000
Series 1 shares issued and outstanding — 260 Liquidation preference of $1,364 as of September 30, 2008	918	918
Series 2 shares issued and outstanding — 460 Liquidation preference of $1,198 as of September 30, 2008	724	724
Series 3 shares issued and outstanding — 354 Liquidation preference of $805 as of September 30, 2008	504	504
Common stock, $0.01 par value:
Authorized shares — 80,000
Issued shares — 11,648	116	116
Outstanding shares — 11,638
Common stock held in treasury, at cost – 10 shares	(362)	(362)
Additional paid-in capital	55,463	55,527
Accumulated deficit	(58,289)	(57,472)
Accumulated other comprehensive loss	(179)	(179)
Total stockholders’ deficit	(1,105)	(224)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,157	$876

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net product revenue	$1,078	$749	$2,509	$2,476
Net customer support and maintenance revenue	137	170	452	538
Total revenue	1,215	919	2,961	3,014
Cost of product revenue	367	355	975	1,129
Cost of customer support and maintenance revenue	6	15	18	55
Total cost of revenue	373	370	993	1,184

Gross profit	842	549	1,968	1,830

Operating expenses:
Sales and marketing	349	499	1,081	1,518
Research and development	210	358	920	1,169
General and administrative	244	255	739	730

Operating income (loss)	39	(563)	(772)	(1,587)

Other income (expense), net	—	—	—	1
Interest income (expense), net	(22)	1	(45)	2

Income (loss) before income tax provision	17	(562)	(817)	(1,584)

Income tax provision	—	—	—	—

Net income (loss)	$17	$(562)	$(817)	$(1,584)

Preferred stock dividends accrued	(41)	(44)	(121)	(130)
Net loss attributable to common stockholders	$(24)	$(606)	$(938)	$(1,714)

Net loss per share attributable to common stockholders, basic and diluted	$(0.00)	$(0.06)	$(0.08)	$(0.18)

Weighted average common shares outstanding, basic and diluted	11,638	10,397	11,638	9,387

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30, 2008	September 30, 2007
Operating Activities:
Net loss	$(817)	$(1,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33	45
Provision for doubtful accounts	—	(14)
Stock-based compensation	55	93
Changes in operating assets and liabilities:
Accounts receivable	(651)	451
Inventories	52	(19)
Prepaid expenses and other assets	43	117
Accounts payable and accrued expenses	(61)	(305)
Deferred revenue	(107)	(16)
Net cash used in operating activities	(1,453)	(1,232)
Investing Activities:
Purchases of property and equipment	(23)	(39)
Financing Activities:
Net activity under line of credit	30	(100)
Borrowings from officer	1,180	—
Dividends paid on preferred stock	—	(115)
Proceeds from the issuance of common stock	—	1,500
Net cash provided by financing activities	1,210	1,285

Net increase (decrease) in cash and cash equivalents	(266)	14
Cash and cash equivalents at beginning of period	362	933
Cash and cash equivalents at end of period	$96	$947

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:

Preferred stock dividends accrued	$121	$130
Inventory transferred to property and equipment	$33	$—

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

As of September 30, 2008, we had cash, cash equivalents and investments of approximately $96,000, down from approximately $0.4 million as of December 31, 2007.  Although we generated net income of $17,000 in the third quarter of 2008, operating cash outflows may continue through the fourth quarter of 2008 and possibly later into the fiscal year 2009.  The sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control.  In addition, we are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources.  As of September 30, 2008, we had cash and cash equivalents of $96,000, $196,000 in funding available under our line of credit at Silicon Valley Bank and $1.0 million funding available from a written commitment to invest up to $1.5 million from G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer.  Based on projections for continued growth in revenue and net income in the coming quarters, a commitment from the Company’s CEO to advance the Company up to an additional $1.0 million in funding should it be necessary and $2.5 million line of credit with borrowings available of $196,000 at September 30, 2008, we believe that our available credit line and available cash resources will provide sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through Company profits, our line of credit, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming quarters, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

2.               Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The December 31, 2007 balance sheet was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States.  However, we believe that the disclosures are adequate to make the information presented not misleading.  In our opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  The results of operations for the three and nine month periods ending September 30, 2008 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period.  The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2007, filed with the commission on March 28, 2008.

3.               Inventories (In thousands)

	September 30, 2008	December 31, 2007

Inventories consist of:

Finished goods	$48	$123
Work in progress	8	8
Demonstration systems	5	15
Net inventory	$61	$146

4.               Loans Payable to Officer

On January 30, 2008, we entered into a revolving promissory note to borrow up to $700,000 from G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer.   Under the terms of the note, the Company may borrow, repay and reborrow on the loan as needed up to an outstanding principal amount of $700,000 at any date.  All outstanding principal and accrued but unpaid interest were originally due on December 31, 2008 but were extended on November 7, 2008 to mature on December 31, 2009.  As of September 30, 2008 we had borrowings of $700,000 from the note with accrued interest payable of $26,500.  On March 20, 2008, we received a written commitment from our Chief Executive Officer to invest up to an additional $1,500,000 in the Company until March 2009, should such funding be required by the Company.  The maturity date of funds borrowed under this commitment was extended on November 7, 2008 to March 2010.  Amounts the Company borrows under the note and the commitment accrue interest at a floating rate per annum equal to the announced prime rate of Silicon Valley Bank (“SVB”) plus 1% and are unsecured.  As of September 30, 2008 we had borrowings under the commitment of $500,000 with accrued interest payable of $12,300.  Interest expense related to the loan and the commitment from the Chief Executive Officer totaled $18,000 and $39,000, respectively, for the three and nine months ended September 30, 2008.

5.               Line of Credit

On March 29, 2006, we entered into a Loan and Security Agreement (the “Prior Agreement”) with SVB to establish a $1.0 million line of credit (the “Prior Line of Credit”) with SVB.  On June 30, 2008, we entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with SVB to, among other things, replace the Prior Line of Credit with a new $2.5 million line of credit (the “Line of Credit”).  Our obligations under the Loan Agreement are secured by substantially all of our assets, including all of our intellectual property.  Borrowings under the Line of Credit are based on advances (each, an “Advance”) against certain of our accounts receivable that are approved by SVB (“Eligible Accounts”).  SVB may make an Advance of up to eighty percent (80%) of each Eligible Account, or such other percentage SVB may determine in its sole discretion.  Each Advance is subject to a finance charge calculated as a daily rate that is based on a 360-day annual rate of (a) the greater of the prime rate or 5.25%, plus (b) 1.5% or 2.0%, depending on certain qualifying financial factors specified in the Loan Agreement.  Finance charges are payable at the same time its related Advance is due.  Each Advance is also subject to a monthly collateral handling fee of 0.25% or 0.5% of all outstanding Advances, depending on certain qualifying financial factors specified in the Loan Agreement.  The collateral handling fee is payable at the same time its related Advance is due.  Each Advance must be repaid at the earliest of (a) the date that the Eligible Account related to the Advance is paid, (b) the date the Eligible Account is no longer eligible under the Loan Agreement, or (c) the date on which any “Adjustment” (as defined in the Loan Agreement) is asserted to the Eligible Account.  On June 29, 2009, the Loan Agreement terminates and all outstanding advances, accrued but unpaid finance charges, outstanding collateral handing fees, and other amounts due under the Loan Agreement and related documents.  We have $130,000 outstanding under this credit line as of September 30, 2008 and had borrowings available of $196,000 based on our borrowing base calculation.

6.               Accounting for Stock-Based Compensation

The Company recognized $26,000 and $49,000, respectively, stock-based compensation expense for the three month periods ended September 30, 2008 and 2007.

Valuation Assumptions

The fair values of employee and director option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	For Three Months Ended September 30, 2008	For Three Months Ended September 30, 2007	For Nine Months Ended September 30, 2008	For Nine Months Ended September 30, 2007

Weighted average grant date fair value	—	$0.30	$0.17	$0.32
Weighted average assumptions used:
Expected dividend yield	—	0.0%	0.0%	0.0%
Risk-free interest rate	—	4.9%	2.6%	4.9%
Expected volatility	—	103.6%	107.1%	105.1%
Expected life (in years)	—	5.0	5.0	4.9

Expected volatility is based on historical volatility and in part on implied volatility.  The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior.  The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award. Options granted to non-employees are valued using the fair market value on each measurement date of the option.

7.               Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period.  Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period.  Our common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding options and warrants.  The aggregate number of common stock equivalents excluded from the diluted loss per share calculation for the periods ended September 30, 2008 and 2007 are 4,223,951 and 4,131,756, respectively.  Our common stock equivalents are not included in the diluted loss per share for the three and nine month periods ended September 30, 2008 and 2007, as they are antidilutive.

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

10.         Dividends Payable

During the quarter ended September 30, 2008, we accrued $16,000 in dividends to the holders of our 5% Preferred Stock, $14,000 in dividends to the holders of our Series 2 5% Preferred Stock and $10,000 in dividends to the holders of our Series 3 5% Preferred Stock.  As of September 30, 2008, we have $147,000 in accrued and unpaid dividends included in accounts payable and accrued expenses.  Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.  We have not had net profits for the last two fiscal years and as of the nine months ended September 30, 2008, did not have sufficient capital surplus, defined as the amount by which our net assets exceed our stated capital, based on par value of our outstanding shares as provided by Delaware law.  These dividends continue to accrue on all our outstanding shares of preferred stock, regardless of whether we are legally able to pay them.  Because we were unable to pay dividends on our preferred stock, we began accruing an additional late fee penalty of 18% per annum on the unpaid dividends for the Series 2 Preferred Stock and Series 3 Preferred Stock.  In addition to this late penalty, the holders of our Series 2 Preferred Stock and Series 3 Preferred Stock could elect to present us with written notice of our failure to pay dividends as scheduled, in which case we would have 45 days to cure such a breach.  In the event that we failed to cure the breach, the holders of these shares of preferred stock would then have the right to require us to redeem their shares of preferred stock for a cash amount calculated in accordance with their respective certificates of designation.  If we were required to redeem all shares of Series 2 Preferred Stock and Series 3 Preferred Stock as of September 30, 2008, the aggregate redemption price we would owe would be approximately $2.0 million.

11.   Subsequent Event

On November 7, 2008, the maturity date of funds borrowed under the commitment from our Chief Executive Officer was extended from March 2009 to March 2010.

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

•                  our need to continue current revenues levels in order to sustain profitability;

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

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net product revenue	88.7%	81.5%	84.7%	82.2%
Net customer support and maintenance revenue	11.3	18.5	15.3	17.8
Total revenue	100.0	100.0	100.0	100.0
Cost of product revenue	30.2	38.6	32.9	37.5
Cost of customer support and maintenance revenue	0.5	1.6	0.6	1.8
Total cost of revenue	30.7	40.3	33.5	39.3
Gross profit	69.3	59.7	66.5	60.7
Operating expenses:
Sales and marketing	28.7	54.4	36.5	50.4
Research and development	17.3	39.0	31.1	38.8
General and administrative	20.0	27.7	25.0	24.2

Operating income (loss)	3.2	(61.3)	(26.1)	(52.7)

Interest income (expense), net	(1.9)	(61.2)	(1.5)	(52.6)
Income (loss) before income tax provision	1.4	(61.2)	(27.6)	(52.6)

Income tax provision	—	—	—	—

Net income (loss)	1.4%	(61.2)%	(27.6)%	(52.6)%
Preferred stock dividends accrued	(3.7)	(4.8)	(4.2)	(4.3)

Net loss attributable to common stockholders	(2.3)%	(66.0)%	(31.8)%	(56.9)%

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Domestic revenues	97.1%	95.0%	96.1%	92.8%
Export revenues to:
Europe	2.6	4.1	3.4	6.3
Canada	0.0	0.1	0.0	0.1
Asia	0.2	0.6	0.3	0.7
Latin America	0.1	0.2	0.2	0.1

Net revenues	100.0%	100.0%	100.0%	100.0%

Net Revenues.  Net revenues for the quarter and nine months ended September 30, 2008 were $1.2 million and $3.0 million, respectively, compared to $0.9 million and $3.0 million for the same periods in 2007.  Product revenues increased $0.3 million for the quarter ended September 30, 2008, and increased $33 thousand for the nine months ended September 30, 2008 compared to the same periods in 2007.  Increased product revenues are due to an increase in sales of our TraceCop product line.  Customer support and maintenance revenue decreased $32 thousand and $86 thousand for the quarter and nine months ended September 30, 2008 compared to the same periods in 2007.  This decrease was due to the current sales mix with a high concentration of government sales not requiring a maintenance contract.

Concentration of Revenues.  Revenues from sales to various U.S. government entities totaled $1.1 million, or 91.2% of revenues, for the quarter ended September 30, 2008 compared to $0.7 million, or 75.4% of revenues, for the same period in 2007.  Revenues from sales to various U.S. government entities totaled $2.5 million, or 84% of revenues, for the nine months ended September 30, 2008 compared to $2.3 million, or 75.3% of revenues, for the same period in 2007.    Although we expect our concentration of revenues to vary among customers in future periods depending upon the timing of certain sales, we anticipate that sales to government customers will continue to account for a significant portion of our revenues in future periods.  Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including, without limitation, potential disruption to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience.  Although we do not believe that any of our revenues with government customers are subject to renegotiation, a large number of cancelled or renegotiated government orders could have a material adverse effect on our financial results.  Currently, we are not aware of any proposed cancellation or renegotiation of any of our existing arrangements with government entities and, historically, government entities have not cancelled or renegotiated orders which had a material adverse effect on our business.

Gross Profit.  Gross profit was $0.8 million or 69.3% of net revenues for the quarter ended September 30, 2008, compared to $0.5 million or 59.7% of net revenues for the quarter ended September 30, 2007.  Gross profit was $2.0 million or 66.5% of net revenues for the nine months ended September 30, 2008 compared to $1.8 million or 60.7% of net revenues for the nine months ended September 30, 2007.   Gross profit on product revenues for the quarter and nine months ended September 30, trended from 52.6% and 55.4%, respectively, in 2007 to 66.0% and 61.2%, respectively, in 2008 mainly due to an increase in net revenues and/or decreases in fixed costs.  Gross profit on customer support and maintenance revenues for the quarter and nine months ended September 30, trended from 91.2% and 89.8% respectively, in 2007 to 95.5% and 96.1%, respectively, in 2008.  Gross profit as a percentage of net revenues is impacted by several factors, including shifts in product mix, changes in channels of distribution, revenue volume, pricing strategies, and fluctuations in revenues of integrated third-party products.

Sales and Marketing.  Sales and marketing expenses decreased to $0.3 million for the quarter ended September 30, 2008, compared to $0.5 million for the quarter ended September 30, 2007. Sales and marketing expenses decreased to $1.1 million for the nine months ended September 30, 2008, compared to $1.5 million for the nine months ended September 30, 2007 primarily due to a planned reduction in sales and marketing related expenses.  Sales and marketing expenses may vary in the future.  However, we believe that these costs will remain relatively constant through the end of 2008, although expenses may be increased relative to increases in revenue.

Research and Development.  Research and development expenses decreased to $0.2 million for the quarter ended September 30, 2008 compared to $0.4 million for the quarter ended September 30, 2007. Research and development expenses decreased to $0.9 million for the nine months ended September 30, 2008, compared to $1.2 million for the nine months ended September 30, 2007.  Research and development costs are expensed in the period incurred.  Research and development expenses decreased in the three and nine months ended September 30, 2008, compared to the same periods in 2007 primarily due to shifts from research and development expenses to cost of sales in relation to engineering contract jobs.  Research and development expenses may vary in the future; however, we believe that these costs will remain relatively constant through the end of 2008, although expenses may be increased relative to increases in revenue.

General and Administrative.  General and administrative expenses decreased at $0.2 million for the quarter ended September 30, 2008 compared to $0.3 million for the quarter ended September 30, 2007.  General and administrative expenses remained at $0.7 million for the nine months ended September 30, 2008, compared to $0.7 million for the nine months ended September 30, 2007.  It is expected that general and administrative expenses will remain relatively constant throughout the remainder of 2008, although expenses may be increased relative to increases in revenue.

Interest.  Net interest expense increased to $22 thousand interest expense for the quarter ended September 30, 2008 compared to $1 thousand interest income for the same period in 2007.  Net interest expense increased to $45 thousand for the nine months ended September 30, 2008 compared to $ 2 thousand of interest income for the same period in 2007.  The increase in interest expense was primarily due to an increase in interest expenses related to borrowings from a loan payable to an officer and the line of credit.  Net interest expense may vary in the future based on our cash flow, operating income and capital expenditures.

Liquidity and Capital Resources

Our principal source of liquidity at September 30, 2008 is approximately $ 96 thousand of cash and cash equivalents.  At September 30, 2008, we had a working capital deficiency of $1.3 million compared to a surplus of $0.4 million at September 30, 2007.

Cash used in operations for the nine months ended September 30, 2008 was $1.5 million, primarily due to a net loss of $817 thousand, an increase in accounts receivable of $651 thousand, a decrease in accounts payable and accrued expenses of $61 thousand, and decreases in deferred revenue of $107 thousand.  This cash decrease was partially offset by depreciation expense of $33 thousand, stock-based compensation expense of $55 thousand, a decrease in inventories of $52 thousand, and a decrease in prepaid expenses and other assets of $43 thousand.  Cash used in operations for the nine months ended September 30, 2007 was $1.2 million, primarily due to a net loss of $1.6 million and the following uses of cash: a $305 thousand decrease in accounts payable and accrued expenses, a $19 thousand increase in inventories, a $16 thousand reduction in deferred revenue and a $14 thousand reduction in the provision for doubtful accounts.  This was partially offset by the following sources of cash and non-cash items: a $451 thousand decrease in accounts receivable, a $117 thousand decrease in prepaid expenses and other assets, $93 thousand in stock-based compensation and $45 thousand in depreciation expense.   Future fluctuations in inventory balances, accounts receivable and accounts payable will be dependent upon several factors, including, but not limited to, quarterly sales, our strategy in building inventory in advance of receiving orders from customers, and the accuracy of our forecasts of product demand and component requirements.

There was $23 thousand of cash used in investing activities in the nine months ended September 30, 2008 compared to $39 thousand of cash used in investing activities in the nine months ended September 30, 2007 for net purchases of property and equipment.

Cash provided by financing activities in the nine months ended September 30, 2008 was $1.2 million, primarily consisting of the proceeds from a promissory note and commitment by our Chief Executive Officer, G. Ward Paxton, for $1.2 million with a net increase in the line of credit of $30 thousand compared to cash provided by financing activities in the nine months ended September 30, 2007 of $1.3 million, primarily consisting of the proceeds from the issuance of common stock of $1.5 million, partially offset by payment of dividends on preferred stock of $115 thousand and a net reduction in the line of credit of $100 thousand.

At September 30, 2008, the Company did not have any material commitments for capital expenditures.

During the nine months ended September 30, 2008, the Company funded its operations through the use of cash and cash equivalents, and borrowings of $1.2 million from our CEO, G. Ward Paxton and $0.13 million from our line of credit.

On March 29, 2006, we entered into a Loan and Security Agreement (the “Prior Agreement”) with SVB to establish a $1.0 million line of credit (the “Prior Line of Credit”) with SVB.  On June 30, 2008, we entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with SVB to, among other things, replace the Prior Line of Credit with a new $2.5 million line of credit (the “Line of Credit”).  Our obligations under the Loan Agreement are secured by substantially all of our assets, including all of our intellectual property.  Borrowings under the Line of Credit are based on advances (each, an “Advance”) against certain of our accounts receivable that are approved by SVB (“Eligible Accounts”).  SVB may make an Advance of up to eighty percent (80%) of each Eligible Account, or such other percentage SVB may determine in its sole discretion.  Each Advance is subject to a finance charge calculated as a daily rate that is based on a 360-day annual rate of (a) the greater of the prime rate or 5.25%, plus (b) 1.5% or 2.0%, depending on certain qualifying financial factors specified in the Loan Agreement.  Finance charges are payable at the same time its related Advance is due.  Each Advance is also subject to a monthly collateral handling fee of 0.25% or 0.5% of all outstanding Advances, depending on certain qualifying financial factors specified in the Loan Agreement.  The collateral handling fee is payable at the same time its related Advance is due.  Each Advance must be repaid at the earliest of (a) the date that the Eligible Account related to the Advance is paid, (b) the date the Eligible Account is no longer eligible under the Loan Agreement, or (c) the date on which any “Adjustment” (as defined in the Loan Agreement) is asserted to the Eligible Account.  The Loan Agreement terminates and all outstanding advances, accrued but unpaid finance charges, outstanding collateral handing fees, and other amounts due under the Loan Agreement and related documents.  We have $130,000 outstanding under this credit line as of September 30, 2008 and had additional borrowings available of $196,000 based on our borrowing base calculation.

Although we generated net income of $17,000 in the third quarter of 2008, operating cash outflows may continue through the fourth quarter of 2008 and possibly later into the fiscal year 2009.  The sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control.  In addition, we are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources.   As of September 30, 2008, we had cash and cash equivalents of $96,000, $196,000 in funding available under our line of credit at Silicon Valley Bank and $1.0 million funding available from a written commitment to invest up to $1.5 million from G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer.  Based on projections for continued growth in revenue and net income in the coming quarters, a commitment from the Company’s CEO to advance the Company up to an additional $1.0 million in funding should it be necessary and $2.5 million line of credit with borrowings available of $196,000 at September 30, 2008, we believe that our available credit line and available cash resources will provide sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through Company profits, our line of credit, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming quarters, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008 and concluded that the disclosure controls and procedures were effective.

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our cash, cash equivalents, and investments decreased from $0.4 million at December 31, 2007 to $ 96 thousand at September30, 2008.  If net cash outflows continue, we may not have sufficient cash to operate our business and may not be able to maintain certain liquidity requirements.  Additional debt and equity offerings to fund future operations may not be available and, if available, may significantly dilute the value of our currently outstanding common stock.

As of September 30, 2008, we had cash, cash equivalents and investments of approximately $96 thousand, down from approximately $0.4 million as of December 31, 2007.  Although we generated net income of $17,000 in the third quarter of 2008, operating cash outflows may continue through the fourth quarter of 2008 and possibly later into the fiscal year 2009.  The sufficiency of our cash resources may depend to a certain extent on general economic, financial, competitive or other factors beyond our control.  In addition, we are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources.   As of September 30, 2008, we had cash and cash equivalents of $96,000, $196,000 in funding available under our line of credit at Silicon Valley Bank and $1.0 million funding available from a written commitment to invest up to $1.5 million from G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer.  Based on projections for continued growth in revenue and net income in the coming quarters, a commitment from the Company’s CEO to advance the Company up to an additional $1.0 million in funding should it be necessary and $2.5 million line of credit with borrowings available of $196,000 at September 30, 2008, we believe that our available credit line and available cash resources will provide sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through Company profits, our line of credit, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming quarters, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

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

We have historically incurred losses and have an accumulated deficit of $58.3 million as of September 30, 2008.  To achieve continued profitability, we must continue to generate revenue levels equal to or greater than revenues we were able to achieve in the third quarter ended September 30, 2008.

We incurred modest operating income for the quarter ended September 30, 2008, but have incurred operating losses in previous years.  For the year ended December 31, 2007, we incurred a net loss of $2.4 million and had an accumulated deficit of approximately $57.5 million as of December 31, 2007.  We need to generate and sustain revenues levels equal to or greater than revenues in the third quarter ended September 30, 2008 if we are to achieve continued profitability.  If we are unable to achieve these revenue levels, losses may be suffered in the near term and possibly longer.  To the extent that revenues decline or do not grow at anticipated rates, increases in operating expenses precede or are not subsequently followed by commensurate increases in revenues or we are unable to adjust operating expense levels accordingly, your investment could be jeopardized.

A large percentage of our revenues are received from U.S. government entities, and the loss of one of these customers could reduce our revenues and materially harm our business and prospects.

A large percentage of our revenues result from sales to U.S. government entities.  If we were to lose one or more of these key relationships, our revenues could decline and our business and prospects may be materially harmed. We expect that even if we are successful in developing relationships with non-governmental customers, our revenues will continue to be concentrated among government entities. For the quarter ended September 30, 2008, sales to U.S. government entities collectively accounted for 91.2% of our revenues.  For the years ended December 31, 2005, 2006 and 2007, sales to U.S. government entities collectively accounted for 70.7%, 73.6% and 73.2% of our total net revenues, respectively. The loss of any of these key relationships may send a negative message to other U.S. government entities or non-governmental customers concerning our product offering.  We cannot assure you that U.S. government entities will be customers of ours in future periods or that we will be able to diversify our customer portfolio to adequately mitigate the risk of loss of any of these customers.

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

We derived 35.2% of revenue in the third quarter of 2008 through indirect channels of mainly government resellers.  For the years ended December 31, 2005, 2006 and 2007, we derived 36.2%, 17.3% and 19.2% of our revenues from sales through indirect sales channels, such as distributors, value-added resellers, system integrators, original equipment manufacturers and managed service providers.  We must expand our sales through these indirect channels in order to increase our revenues.  We cannot assure you that our products will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues.  Further, many of our competitors are also trying to sell their products through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our products.

International sales comprise a portion of our overall revenues.  Our ability to sell our products internationally is subject to certain risks, which could harm our business.

Foreign sales in the third quarter of 2008 were 2.9% of revenue.  Revenues from foreign customers for the fiscal years ended December 31, 2005, 2006 and 2007 accounted for approximately 10.7%, 9.4% and 9.2%, respectively, of our revenue.  We expect sales to foreign customers to continue to represent a significant portion of our revenues in the future.  Our international operations are subject to many inherent risks that may adversely affect our business, financial condition and operating results, including:

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

On March 25, 2004, we completed a $5,000,000 private placement pursuant to which we issued 1,000,000 shares of our 5% Convertible Preferred Stock (the “Series 1 Preferred Stock”) and warrants to acquire 556,619 shares of our common stock.  The conversion price for the Series 1 Preferred Stock and the exercise price of the warrants is $3.144 per share.  As of October 31, 2008, there were 259,696 shares of the Series 1 Preferred Stock outstanding, representing approximately 413,003 shares of common stock upon conversion.

On March 28, 2005, we completed a $2,663,000 private placement pursuant to which we issued 1,065,200 shares of our Series 2 5% Convertible Preferred Stock (the “Series 2 Preferred Stock”) and warrants to acquire 532,600 shares of our common stock.  The conversion price for the Series 2 Preferred Stock is $2.50 per share and the exercise price of the warrants is $2.77 per share.  As of October 31, 2008, there were 460,000 shares of the Series 2 Preferred Stock outstanding, representing 460,000 shares of common stock upon conversion.

On December 2, 2005, we completed a $1,230,843 private placement pursuant to which we issued 564,607 shares of our Series 3 5% Preferred Stock (the “Series 3 Preferred Stock”) and warrants to acquire 282,306 shares of our common stock.  The preferred shares may be converted into 564,607 shares of common stock at an initial conversion price of $2.18 per share, and the warrants may be exercised at a price of $0.40 per share during the five-year period commencing on June 2, 2006.  As of October 31, 2008, there were 354,056 shares of Series 3 Preferred Stock outstanding, representing 354,056 shares of common stock upon conversion.

We have been unable to pay scheduled dividends on shares of our preferred stock, and the continued failure to make such payments has resulted in late penalty payments and could potentially result in additional consequences, some of them material.

During the quarter ended September 30, 2008, we accrued $16,000 in dividends to the holders of our 5% Preferred Stock, $14,000 in dividends to the holders of our Series 2 5% Preferred Stock and $10,000 in dividends to the holders of our Series 3 5% Preferred Stock.  Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.  We have not had net profits for the last two fiscal years and as of the nine months ended September 30, 2008, did not have sufficient capital surplus, defined as the amount by which our net assets exceed our stated capital, based on par value of our outstanding shares as provided by Delaware law.  We cannot assure you that our net assets will exceed our stated capital or that we will have net profits in order to pay these dividends in the future.  These dividends continue to accrue on all our outstanding shares of preferred stock, regardless of whether we are legally able to pay them.  Because we were unable to pay dividends on our preferred stock, we began accruing an additional late fee penalty of 18% per annum on the unpaid dividends for the Series 2 Preferred Stock and Series 3 Preferred Stock.  In addition to this late penalty, the holders of our Series 2 Preferred Stock and Series 3 Preferred Stock could elect to present us with written notice of our failure to pay dividends as scheduled, in which case we would have 45 days to cure such a breach.  In the event that we failed to cure the breach, the holders of these shares of preferred stock would then have the right to require us to redeem their shares of preferred stock for a cash amount calculated in accordance with their respective certificates of designation.  If we were required to redeem all shares of Series 2 Preferred Stock and Series 3 Preferred Stock as of November 13, 2008, the aggregate redemption price we would owe would be approximately $2.0 million.

You will experience substantial dilution upon the conversion or redemption of the shares of preferred stock and the exercise of warrants that we issued in our recent private placements or in the event we raise additional funds through the issuance of new shares of our common stock or securities convertible or exercisable into shares of common stock.

On October 31, 2008, we had 11,638,405 shares of common stock outstanding.  Upon conversion of all outstanding shares of preferred stock and exercise of the outstanding warrants, we will have 14,389,318 shares of common stock outstanding, approximately a 25.0% increase in the number of shares of our common stock outstanding.

Further, the occurrence of certain events could entitle holders of our Series 2 Preferred Stock and Series 3 Preferred Stock to require us to redeem their shares for a certain number of shares of our common stock.  Assuming (i) we have paid all liquidated damages and other amounts to the holders, (ii) incurred accrued but unpaid dividends on October 31, 2008 of $89,000, (iii) a volume weighted average price of $0.28, which was the ten-day volume weighted average closing price of our common stock on October 31, 2008, and (iv) our 11,638,405 shares of common stock outstanding on October 31, 2008, upon exercise of their redemption right by the holders of the Series 3 Preferred Stock and the Series 2 Preferred Stock, we would be obligated to issue approximately 12,321,000 shares of our common stock.  This would represent an increase of approximately 106% in the number of shares of our common stock as of October 31, 2008.

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

The holders of the shares of our 5% Preferred Stock and warrants we issued in connection with the sale of our 5% Preferred Stock may freely convert their shares of preferred stock and exercise their warrants and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of October 31, 2008, 740,304 shares of our 5% Preferred Stock had converted into 1,177,327 shares of common stock.

The holders of the shares of Series 2 5% Preferred Stock and warrants we issued in connection with the sale of our Series 2 Preferred Stock may freely convert their shares of preferred stock and exercise their warrants and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of October 31, 2008, 605,200 shares of Series 2 Preferred Stock had converted into 605,200 shares of common stock.

The holders of the shares of Series 3 5% Preferred Stock and warrants we issued in connection with the sale of our Series 3 Preferred Stock, may freely convert their shares of Series 3 Preferred Stock and exercise their warrants and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of October 31, 2008, 210,551 shares of Series 3 Preferred Stock had converted into 210,551 shares of common stock.

For the four weeks ended on October 31, 2008, the average daily trading volume of our common stock on The OTCBB was 1,043 shares.  Consequently, if holders of preferred stock or warrants elect to convert their remaining shares or exercise their warrants and sell a material amount of their underlying shares of common stock on the open market, the increase in selling activity could cause a decline in the market price of our common stock.  Furthermore, these sales, or the potential for these sales, could encourage short sales, causing additional downward pressure on the market price of our common stock.

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

As of October 31, 2008, our executive officers, directors and preferred stockholders beneficially own approximately 39% of our voting power.  As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us.  These stockholders may use their influence to approve or take actions that may be adverse to your interests.  Further, we contemplate the possible issuance of shares of our Common Stock or of securities exercisable or convertible into shares of our Common Stock in the future by our Chief Executive Officer.  Any such issuance will increase the percentage of stock our Chief Executive Officer and our management group beneficially holds.

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

Item 4.                                Defaults Upon Senior Securities

During the quarter ended September 30, 2008, we accrued $16,000 in dividends to the holders of our 5% Preferred Stock, $14,000 in dividends to the holders of our Series 2 5% Preferred Stock and $10,000 in dividends to the holders of our Series 3 5% Preferred Stock.  Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.  We have not had net profits for the last two fiscal years and as of the nine months ended September 30, 2008, did not have sufficient capital surplus, defined as the amount by which our net assets exceed our stated capital, based on par value of our outstanding shares as provided by Delaware law.  We cannot assure you that our net assets will exceed our stated capital or that we will have net profits in order to pay these dividends in the future.  These dividends continue to accrue on all our outstanding shares of preferred stock, regardless of whether we are legally able to pay them.  Because we were unable to pay dividends on our preferred stock, we began accruing an additional late fee penalty of 18% per annum on the unpaid dividends for the Series 2 Preferred Stock and Series 3 Preferred Stock.  In addition to this late penalty, the holders of our Series 2 Preferred Stock and Series 3 Preferred Stock could elect to present us with written notice of our failure to pay dividends as scheduled, in which case we would have 45 days to cure such a breach.  In the event that we failed to cure the breach, the holders of these shares of preferred stock would then have the right to require us to redeem their shares of preferred stock for a cash amount calculated in accordance with their respective certificates of designation.  If we were required to redeem all shares of Series 2 Preferred Stock and Series 3 Preferred Stock as of November 13, 2008, the aggregate redemption price we would owe would be $2.0 million.

Item 6.                                Exhibits

The following Exhibits are filed with this report form 10-Q:

10.1.	Letter, dated November 7, 2008, from G. Ward Paxton to Intrusion Inc.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	Certification Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRUSION INC.

Date: November 13, 2008	/s/ G. Ward Paxton
G. Ward Paxton
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2008	/s/ Michael L. Paxton
Michael L. Paxton
Vice President, Chief Financial Officer, Treasurer & Secretary
(Principal Financial & Accounting Officer)