Form 10-K
period 2008-12-31
INTRUSION INC
filed 2009-03-27
CIK 736012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Common Stock, $0.01 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☐  No ☒

Indicate by check mark whether the registrant (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                        Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

State the issuer’s revenues for its most recent fiscal year:  $4,139,529.

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2008:  $1,477,624.

As of March 20, 2009, 11,638,405 shares of the issuer’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement filed in connection with the Registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

INTRUSION INC.

PART I

Item 1.          Description of Business.

In addition to the historical information contained herein, the discussion in this Form 10-K contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements concerning:

•                                          growth and anticipated operating results;

•                                          developments in our markets and strategic focus;

•                                          new products and product enhancements;

•                                          potential acquisitions and the integration of acquired businesses, products and technologies;

•                                          strategic relationships and future economic and business conditions.

•                                          The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Form 10-K. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the section captioned “Factors That May Affect Future Results of Operations” in Item 1 of this Form 10-K as well as those cautionary statements and other factors set forth elsewhere herein.

General

We develop, market and support a family of entity identification, regulated information compliance, data privacy protection and network intrusion prevention/detection products.  Our product families include:

•                                          TraceCop for identity discovery and disclosure,

•                                          Compliance Commander for regulated information and data privacy protection,

•                                          Intrusion SecureNet for network intrusion prevention and detection.

We market and distribute our products through a direct sales force to:

•                                          end-users,

•                                          distributors and system integrators,

•                                          managed service providers, and

•                                          value-added resellers.

Our end-user customers include:

•                                          banks,

•                                          credit unions,

•                                          other financial institutions,

•                                          U.S. federal government entities,

•                                          foreign government entities,

•                                          local government entities,

•                                          hospitals and other healthcare providers.

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

On March 29, 2006, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”) to establish a $1.0 million line of credit with SVB (the “2006 Credit Line”).  On June 30, 2008, we entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan Agreement”) with SVB to, among other things, replace the 2006 Credit Line with a new $2.5 million line of credit (the “Current Line of Credit”).  Our obligations under the Amended and Restated Loan Agreement are secured by substantially all of our assets, including all of our intellectual property.  Borrowings under the Current Line of Credit are based on advances (each, an “Advance”) against certain of our accounts receivable that are approved by SVB (each an “Eligible Account”).  SVB may make an Advance of up to eighty percent (80%) of each Eligible Account, or such other percentage SVB may determine in its sole discretion.  Each Advance is subject to a finance charge calculated as a daily rate that is based on a 360-day annual rate of (a) the greater of the prime rate or 5.25%, plus (b) 1.5% or 2.0%, depending on certain qualifying financial factors specified in the Amended and Restated Loan Agreement.  Finance charges are payable at the same time its related Advance is due.  Each Advance is also subject to a monthly collateral handling fee of 0.25% or 0.5% of all outstanding Advances, depending on certain qualifying financial factors specified in the Amended and Restated Loan Agreement.  The collateral handling fee is payable at the same time its related Advance is due.  Each Advance must be repaid at the earliest of (a) the date that the Eligible Account related to the Advance is paid, (b) the date the Eligible Account is no longer eligible under the Amended and Restated Loan Agreement, or (c) the date on which any “Adjustment” (as defined in the Amended and Restated Loan Agreement) is asserted to the Eligible Account.  On June 29, 2009, the Amended and Restated Loan Agreement terminates and all outstanding advances, accrued but unpaid finance charges, outstanding collateral handing fees, and other amounts become due under the Amended and Restated Loan Agreement and related documents.  We have no borrowings outstanding under the Current Line of Credit as of December 31, 2008 and had borrowings available of $48,000.

On March 15, 2007, we completed a private placement of 925,926 shares of our Common Stock for gross proceeds of $500,000.

On June 27, 2007, we completed a private placement of 1,111,111 shares of our Common Stock for gross proceeds of $500,000.

On September 26, 2007, we completed a private placement of 1,190,476 shares of our Common Stock for gross proceeds of $500,000.

On January 30, 2008, and extended on October 24, 2008 and March 19, 2009, the Company entered into a revolving promissory note to borrow up to $700,000 from G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer through March 2010.

On March 20, 2008 and extended on November 7, 2008, we received a written commitment from our Chief Executive Officer to invest up to an additional $1,500,000 in the Company until March 31, 2010, should such funding be required by the Company, on terms and conditions yet to be determined.

Government Sales

Sales to U.S. government customers accounted for 86.2% of our revenues for the year ended December 31, 2008, compared to 73.2% of our revenue in 2007.  We expect to continue to derive a substantial portion of our revenues from sales to governmental entities in the future as we continue to market our entity identification products, our regulated compliance and data leakage prevention products and our network intrusion prevention products to the government.  Sales to the government presents risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including potential disruption due to irregularities in or interruptions to appropriation and spending patterns, delays in approving a federal budget and the government’s reservation of the right to cancel contracts and purchase orders for its convenience.

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

Industry Background

With the Internet becoming a virtual business necessity over the last decade, the network security technology that was once deployed only by the government and the most sophisticated or security conscious of companies is now employed by businesses of all sizes as a critical component of all mission critical systems. Today, email, instant messengers, World Wide Web access, web sites, web-based applications and e-commerce are integral components of communications and operations for business as well as government, and the protection of the information communicated through or stored in these applications is crucial. Although the Internet has many business advantages, its openness and accessibility makes it a potential threat to the networks and systems that are attached to it. Computer hackers, curious or disgruntled employees, competitors, or even employees who might make the most innocent of mistakes may compromise or destroy information assets or disrupt the normal operations and jeopardize the brand equity of the enterprise. In addition, new regulations and mandates by the government to protect Personally Identifiable Information (PII) have made it imperative that companies have real-time data security products and processes in place.

As a result, enterprises are adopting a variety of security solutions to meet the challenge posed by external and internal threats. To be effective in securing its data, organizations require enterprise-wide information risk management solutions that are broadly deployed and centrally managed. It is our belief that securing the enterprise network requires the  key elements of control and visibility.  We see these as embodying the following:

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

We focus on providing these two primary elements of network security within a single product for overall network security and for the protection of specific classified, confidential or customer information assets.

Products

The Provider Management System.

The Intrusion TraceCop, Compliance Commander and SecureNet systems can operate standalone or with our Provider Management System.

 “Sensors” are appliances or software components that are connected to the network and monitor the traffic searching for matches to signatures or database information as evidence of an external or internal network attack or malicious use that could threaten information assets.

“Signatures” are patterns, anomalies and traffic flows that match known attacks or indicate suspicious activities.

The Provider Management System controls the Sensors and displays events produced by the Sensors.  When the Sensor matches traffic to a specific “Signature” or customer defined database record it will detect, protect, block (if desired) and report to the Provider Management System.

The Intrusion Provider Management System is a three-tier enterprise management and monitoring system. The Provider Management System is designed for enterprise deployments with no license limitations placed on architecture, which frees the enterprise to build the required management system for its individual specifications. The Provider Management System follows the workflow of the security analyst with a highly productive environment for response, research, resolution and decision support. The Provider Management System suite  includes applications for event monitoring, policy creation and tuning and centralized software deployment — making up the complete suite of tools required to manage and monitor a SecureNet or Compliance Commander system from one Sensor to more than 100 Sensors.

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

Intrusion Compliance Commander Products

Compliance Commander Products provide protection against the loss and misuse of customer data, which can be especially important if such data is subject to regulation, is classified or is otherwise commercially sensitive data.  Loss of information assets that contain customer data has spawned a multitude of federal and state legislation to set a standard of care, use and protection for customer information, including, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA), the Gramm-Leach-Bliley Act (the “GLBA”), the GLBA’s equivalent in the United Kingdom, the “Privacy Act of 1998”, and California SB 1386.  If a person or business is subject to these or other regulations regarding the safe-guarding of information, then they are likely under pressure to be compliant with such regulations and laws within whatever regulatory compliance guidelines may apply to their particular situation.  In addition to strict regulatory compliance, no governmental, commercial, or private organization wants to be the next “poster-child” for what could have, should have or would have been a preventable  information  breach which results in the mis-appropriation of, or loss of,  classified information, commercially sensitive data, or personally identifiable information.

Our Intrusion Compliance Commander products leverage the same Management systems as SecureNet NIP&DS products.  Our Compliance Commander products are currently designed to provide security for the confidential information and proprietary data in the following industries and customers:

•                                          healthcare companies who are working to comply with HIPAA, including healthcare providers, insurance companies and medical equipment manufacturers, and

•                                          financial institutions and e-commerce enterprises working to comply with the customer confidentiality provisions of GLBA and California’s SB 1386.

Our Compliance Commander products provide accuracy through our Dynamic Data Dictionary (D3) technology, which securely connects directly to the customer’s database housing the confidential, classified, or regulated information. Our Compliance Commander products are kept up-to-date with the database to match network traffic to the information that is resident in the database. This provides an automated accurate mechanism to identify leaks and misuse of information assets.  By using the customer’s own data, our Compliance Commander products virtually eliminate any potential for false positives.  Our users not only benefit from the highly accurate data protection, but also quickly realize the low-cost of ownership by the fully automated updating feature.

Intrusion SecureNet Network Intrusion Prevention/Detection System (“NIP/DS”) Products

We believe a primary advantage of the SecureNet NIP/DS is that with a single license purchase, our customers can choose to deploy the system for intrusion prevention (“IPS”) or intrusion detection (“IDS”), providing a superior level of flexibility and simple migration from passive detection to active prevention without additional licensing cost.

Our NIP/DS product provides detection of specific exploit and misuse patterns in the traffic that the firewall allows.  NIP/DS product detects known exploits and misuse patterns, suspicious activities and anomalous traffic or behavior  within both inbound and outbound traffic. This added visibility provides a checking mechanism for the efficacy of the firewall’s rule base.

Our NIP/DS product provides network monitoring and analysis functionality like IDS, with the added ability to block malicious network traffic. IPS actively regulates inbound and outbound traffic based on specific user’s access while controlling what they can do with that access on a granular, per-conversation basis.

Our SecureNet NIP/DS products provide user customizable, protocol decode detection technology for up to Gigabit networks. While Intrusion SecureNet Sensors are in the top-tier of the market for detection and throughput technology, we believe one of the primary benefits provided by our NIP/DS products is to reduce the total cost of ownership to our customers.

Our SecureNet Sensors have their own web browser interface for simplified configuration.  SecureNet Sensors also deliver complete, stand-alone NIP/DS products for the small and medium sized business with the capacity for local management and monitoring. This configuration allows customers to use their standard web browser to access a full power, full-featured NIP/DS product, without additional hardware or software configuration time or expense.

Our SecureNet NIP/DS Sensors are available as Software Sensors and Hardware Sensors with performance and pricing appropriate for networks ranging from 10Mb/s to Gigabit with a Common Criteria EAL2 certified Gigabit appliance.

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

We currently have two third-party product relationships.  We do not consider any of these third-party relationships to be material and we do not expect the sales from these relationships to be material because these product offerings are only complementary to our existing product offerings.

Customer Services

In addition to offering our network security products, we also offer a wide range of services, including design and configuration, project planning, training, installation and maintenance.

Product Development

The network security industry is characterized by rapidly changing technology, standards, economy and customer demands. We believe that our future success depends in large part upon the timely enhancement of existing products as well as the development of technologically advanced new products that meet industry standards, perform successfully and simplify the users’ tasks so that they can do more with fewer resources.  We are currently marketing TraceCop, Compliance Commander and SecureNet products to meet emerging market requirements and are continuously engaged in testing to ensure that our products interoperate with other manufacturers’ products, which comply with industry standards.

During 2008 and 2007, our research and development expenditures were $1.1 million and $1.7 million, respectively. All of our expenditures for research and development have been expensed as incurred.  At December 31, 2008, we had 6 employees engaged in research and product development.

Manufacturing and Supplies

Our internal manufacturing operations consist primarily of replication of software on CDs, packaging, testing and quality control of finished units.

The hardware we sell are standard off-the-shelf products, which we OEM or resell from our suppliers.

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

Sales, Marketing and Customers

    Field Sales Force.  Our direct sales organization focuses on major account sales, channel partners including distributors, Value Added Resellers (VARs) and integrators; promotes our products to current and potential customers; and monitors evolving customer requirements. The field sales and technical support force provides training and technical support to our resellers and end users and assists our customers in designing secure data networking solutions.  We currently conduct sales and marketing efforts from our principal office in Richardson (Dallas), Texas.  In addition, we have sales personnel, sales engineers or sales representatives located in California, Europe and Asia.

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

    Foreign Sales.  We believe that rapidly evolving international markets are important sources of future net sales. Our export sales are currently being made through an indirect sales force comprised of international resellers in Europe and Asia.  Export sales accounted for approximately 4.7% and 9.2% of total revenue in 2008 and 2007, respectively.  See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in this report for a geographic breakdown of our revenue in 2008 and 2007. Sales to foreign customers and resellers generally have been made in United States dollars.

    Marketing.  We have implemented several methods to market our products, including public relations and placed articles, regular participation in and presenting during trade shows and seminars, advertisement in trade journals, telemarketing, distribution of sales literature and product specifications and ongoing communication with our resellers and installed base of end-user customers.

    Customers.  Our end-user customers include banks, credit unions, other financial institutions, U.S. federal government entities, foreign government entities, hospitals and other healthcare providers.  Essentially, our customers include any entity requiring network security solutions for protecting their mission critical data.  Sales to certain customers and groups of customers can be impacted by seasonal capital expenditure approval cycles, and sales to customers within certain geographic regions can be subject to seasonal fluctuations in demand.

Although we sell our products to many customers through various distribution channels, no one commercial customer or reseller accounted for 10% or more of our total revenue in any of the past three fiscal years.  However, in 2008, 86.2% of our revenue was derived from a variety of U.S. government entities through direct sales and indirectly through system integrators and resellers.  In 2008, 73.1% of our total revenues are attributable to two U.S. Government customers.  Comparatively, sales to the U.S. Government through direct and indirect channels totaled 73.2% of total revenues for 2007 and 66.5% of our total revenues in 2007 were attributable to two customers, one of which exceeded 10% of our total revenues individually.  A reduction in our sales to U.S. government entities could have a material adverse effect on our business and operating results if not replaced.

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

There are numerous companies competing in various segments of the data security markets. Our principal competitors in the network intrusion prevention and detection market include Internet Security Systems, Inc.(IBM), Cisco Systems, Inc., Symantec, Inc., Netscreen  (Juniper Networks, Inc.), McAfee Inc., Tipping Point Technologies, a division of 3Com Corporation, and NFR Security (Checkpoint).  Our competitors in the regulated information compliance market include Vontu (Symantec), Port Authority (Websense), Vericept, Reconnex (McAfee Inc.), Tablus (RSA Security) and a small number of start-up companies that entered the space within the last two years.

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

Employees

As of December 31, 2008, we employed a total of 26 persons, including 8 in sales, marketing and technical support, 14 in research product development and engineering, and 4 in administration and finance.

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

Item 1A. Risk Factors

In addition to the other information in this Form 10-K, the following factors should be considered in evaluating Intrusion Inc. and our business.

Our cash, cash equivalents, and investments increased from $0.4 million at December 31, 2007 to $0.6 million at December 31, 2008.  We may not have sufficient cash to operate our business and may not be able to maintain certain liquidity requirements under our existing debt instruments.  Additional debt and equity offerings to fund future operations may not be available and, if available, may significantly dilute the value of our currently outstanding common stock.

As of December 31, 2008, we had cash and cash equivalents of approximately $554,000, up from approximately $362,000 as of December 31, 2007.  Although we generated net income of $67,000 in the last three quarters of 2008, we had a net loss for the year ended December 31, 2008 of $808,000.  We used $112,000 of cash in operations in 2008 and operating cash outflows may continue in 2009.  We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources.   As of December 31, 2008, we had cash and cash equivalents of $554,000, $48,000 in funding available under our line of credit at Silicon Valley Bank and $1.5 million funding available from a written commitment to invest up to $1.5 million from G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer.  Based on projections for continued growth in revenue and net income in the coming quarters, a commitment from the Company’s CEO to advance the Company up to an additional $1.5 million in funding should it be necessary and $2.5 million line of credit with borrowings available of $48,000 at December 31, 2008, we believe that our available credit line and available cash resources will provide sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through Company profits, our line of credit, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

We had a net loss of $0.8 million for the year ended December 31, 2008 and have an accumulated deficit of $58.3 million as of December 31, 2008.  To achieve profitability, we must continue to generate greater revenue levels.

We incurred operating losses for the fiscal year ended December 31, 2008 and have incurred even greater operating losses in previous years.  For the year ended December 31, 2008, we incurred a net loss of $0.8 million and had an accumulated deficit of approximately $58.3 million as of December 31, 2008, compared to a net loss of $2.4 million and an accumulated deficit of approximately $57.5 million as of December 31, 2007.  We need to generate and sustain substantially greater revenues from the sales of our products if we are to achieve profitability.  If we are unable to achieve these greater revenues, our losses will continue for the near term and possibly longer, and we may never achieve or sustain profitability or generate positive cash flow from operations.

If our newer products do not achieve market acceptance, our revenue growth may suffer.

Our new network security products, entity identification products and regulated information compliance systems have only been in the market place for a limited period of time and may have longer sales cycles than our previous products.  Accordingly, we may not achieve the meaningful revenue growth needed to sustain operations.  We can provide no assurances that sales of our newer products will continue to grow or generate sufficient revenues to sustain our business.  If we are unable to recognize revenues due to longer sales cycles or other problems, our results of operations will be adversely affected, perhaps materially.

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

A large percentage of our revenues result from sales to U.S. government entities.  If we were to lose one or more of these key relationships, our revenues could decline and our business and prospects may be materially harmed. We expect that even if we are successful in developing relationships with non-governmental customers, our revenues will continue to be concentrated among government entities. For the years ended December 31, 2006, 2007 and 2008, sales to U.S. government entities collectively accounted for 73.6%, 73.2% and 86.2% of our total net revenues, respectively. The loss of any of these key relationships may send a negative message to other U.S. government entities or non-governmental customers concerning our product offering.  We cannot assure you that U.S. government entities will be customers of ours in future periods or that we will be able to diversify our customer portfolio to adequately mitigate the risk of loss of any of these customers.

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

For the years ended December 31, 2006, 2007 and 2008, we derived 17.3%, 19.2% and 33.9% of our revenues from sales through indirect sales channels, such as distributors, value-added resellers, system integrators, original equipment manufacturers and managed service providers.  We must expand our sales through these indirect channels in order to increase our revenues.  We cannot assure you that our products will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues.  Further, many of our competitors are also trying to sell their products through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our products.

International sales comprise a material portion of our overall revenues.  Our ability to sell our products internationally is subject to certain risks, which could harm our business.

Revenues from foreign customers for the fiscal years ended December 31, 2006, 2007 and 2008 accounted for approximately 9.4%, 9.2% and 4.7%, respectively, of our revenues.  We expect sales to foreign customers to continue to represent a significant portion of our revenues in the future.  Our international operations are subject to many inherent risks that may adversely affect our business, financial condition and operating results, including:

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

On March 25, 2004, we completed a $5,000,000 private placement pursuant to which we issued 1,000,000 shares of our 5% Convertible Preferred Stock (the “Series 1 Preferred Stock”) and warrants to acquire 556,619 shares of our common stock.  The conversion price for the Series 1 Preferred Stock and the exercise price of the warrants is $3.144 per share.  As of February 28, 2009, there were 259,696 shares of the Series 1 Preferred Stock outstanding, representing approximately 413,003 shares of common stock upon conversion.

On March 28, 2005, we completed a $2,663,000 private placement pursuant to which we issued 1,065,200 shares of our Series 2 5% Convertible Preferred Stock (the “Series 2 Preferred Stock”) and warrants to acquire 532,600 shares of our common stock.  The conversion price for the Series 2 Preferred Stock is $2.50 per share and the exercise price of the warrants is $2.77 per share.  As of February 28, 2009, there were 460,000 shares of the Series 2 Preferred Stock outstanding, representing 460,000 shares of common stock upon conversion.

On December 2, 2005, we completed a $1,230,843 private placement pursuant to which we issued 564,607 shares of our Series 3 5% preferred stock  (the “Series 3 Preferred Stock”) and warrants to acquire 282,306 shares of our common stock.  The preferred shares may be converted into 564,607 shares of common stock at an initial conversion price of $2.18 per share, and the warrants may be exercised at a price of $0.40 per share during the five-year period commencing on June 2, 2006.  As of February 28, 2009, there were 354,056 shares of Series 3 Preferred Stock outstanding, representing 354,056 shares of common stock upon conversion.

We have been unable to pay scheduled dividends on shares of our preferred stock, and the continued failure to make such payments has resulted in late penalty payments and could potentially result in additional consequences, some of them material.

During the fiscal year ended December 31, 2008, we accrued $64,000 in dividends to the holders of our 5% Preferred Stock, $57,000 in dividends to the holders of our Series 2 5% Preferred Stock and $40,000 in dividends to the holders of our Series 3 5% Preferred Stock.  At December 31, 2008, we have dividends accrued of $82,000 related to our 5% Preferred Stock, $63,000 related to our Series 2 5% Preferred Stock and $43,000 related to our Series 3 5% Preferred Stock.  Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.  We have not had net profits for the last two fiscal years and as of the year ended December 31, 2008, did not have sufficient capital surplus, defined as the amount by which our net assets exceed our stated capital, based on par value of our outstanding shares as provided by Delaware law.  We cannot assure you that our net assets will exceed our stated capital or that we will have net profits in order to pay these dividends in the future.  These dividends continue to accrue on all our outstanding shares of preferred stock, regardless of whether we are legally able to pay them.  Because we were unable to pay dividends on our preferred stock, we began accruing an additional late fee penalty of 18% per annum on the unpaid dividends for the Series 2 Preferred Stock and Series 3 Preferred Stock.  Our CEO and outside board member that are invested in Series 2 and Series 3 Preferred Stock have waived the late fee penalty.  In addition to this late penalty, the holders of our Series 2 Preferred Stock and Series 3 Preferred Stock could elect to present us with written notice of our failure to pay dividends as scheduled, in which case we would have 45 days to cure such a breach.  In the event that we failed to cure the breach, the holders of these shares of preferred stock would then have the right to require us to redeem their shares of preferred stock for a cash amount calculated in accordance with their respective certificates of designation.  If we were required to redeem all shares of Series 2 Preferred Stock and Series 3 Preferred Stock as of February 28, 2009, the aggregate redemption price we would owe would be $2.0 million.

You will experience substantial dilution upon the conversion or redemption of the shares of preferred stock and the exercise of warrants that we issued in our recent private placements or in the event we raise additional funds through the issuance of new shares of our common stock or securities convertible or exercisable into shares of common stock.

On March 13, 2009, we had 11,638,405 shares of common stock outstanding.  Upon conversion of all outstanding shares of our preferred stock and exercise of the warrants, we will have 14,389,318 shares of common stock outstanding, approximately a 25.0% increase in the number of shares of our common stock outstanding.

Further, the occurrence of certain events could entitle holders of our Series 2 Preferred Stock and Series 3 Preferred Stock to require us to redeem their shares for a certain number of shares of our common stock.  Assuming (i) we have paid all liquidated damages and other amounts to the holders, (ii) incurred accrued but unpaid dividends on February 28, 2009 of $120,600, (iii) a volume weighted average price of $0.30, which was the ten-day volume weighted average closing price of our common stock on February 28, 2009, and (iv) our 11,638,405 shares of common stock outstanding on February 28, 2009, upon exercise of their redemption right by the holders of the Series 3 Preferred Stock and the Series 2 Preferred Stock, we would be obligated to issue approximately 11,639,990 shares of our common stock.  This would represent an increase of approximately 100.0% in the number of shares of our common stock as of February 28, 2009.

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

The holders of the shares of our 5% Preferred Stock and warrants we issued in connection with the sale of our 5% Preferred Stock may freely convert their shares of preferred stock and exercise their warrants and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of February 28, 2009, 740,304 shares of our 5% Preferred Stock had converted into 1,177,327 shares of common stock.

The holders of the shares of Series 2 5% Preferred Stock and warrants we issued in connection with the sale of our Series 2 Preferred Stock may freely convert their shares of preferred stock and exercise their warrants and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of February 28, 2009, 605,200 shares of Series 2 Preferred Stock had converted into 605,200 shares of common stock.

The holders of the shares of Series 3 5% Preferred Stock and warrants we issued in connection with the sale of our Series 3 Preferred Stock, may freely convert their shares of Series 3 Preferred Stock and exercise their warrants and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of February 28, 2009, 210,551 shares of Series 3 Preferred Stock had converted into 210,551 shares of common stock.

For the four weeks ended on February 28, 2009, the average daily trading volume of our common stock on The OTCBB was 217 shares.  Consequently, if holders of preferred stock or warrants elect to convert their remaining shares or exercise their warrants and sell a material amount of their underlying shares of common stock on the open market, the increase in selling activity could cause a decline in the market price of our common stock.  Furthermore, these sales, or the potential for these sales, could encourage short sales, causing additional downward pressure on the market price of our common stock.

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

As of March 20, 2009, our executive officers, directors and preferred stockholders beneficially own approximately 30.0% of our voting power.  As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us.  These stockholders may use their influence to approve or take actions that may be adverse to your interests.  Further, we contemplate the possible issuance of shares of our Common Stock or of securities exercisable or convertible into shares of our Common Stock in the future by our Chief Executive Officer.  Any such issuance will increase the percentage of stock our Chief Executive Officer and our management group beneficially holds.

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

Our principal competitors in the network intrusion prevention and detection market include Internet Security Systems, Inc. (IBM), Cisco Systems, Inc., Symantec, Inc., Juniper Networks, Inc., McAfee Inc., Tipping Point Technologies, a division of 3Com Corporation, and NFR Security, Inc.  Our competitors in the regulated information compliance market include Vontu (Symantec), Port Authority (Websense), Vericept, Reconnex (McAfee Inc.), Tablus (RSA Security) and a small number of start-up companies that entered the space within the last two years. Our current and potential competitors may have one or more of the following significant advantages over us:

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

The market price of our common stock has been highly volatile in the past and may continue to be volatile in the future.  For example, in fiscal year 2008, the market price of our common stock on The OTCBB Market fluctuated between $0.13 and $0.41 per share.  The market price of our common stock may fluctuate significantly in response to a number of factors, many of which are outside our control, including:

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

Approximately thirty percent of our security software research and development staff is located in two separate small facilities in San Diego, California.  These leases are currently set to expire in March 2010.  Research and development personnel occupy these facilities.

We believe that the existing facilities at December 31, 2008 will be adequate to meet our requirements through 2010.  We believe that all facilities are adequately covered by appropriate property insurance.  See Note 4 of Notes to Consolidated Financial Statements for additional information regarding our obligations under leases.

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

Item 4.          Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders during the fourth quarter of 2008.

PART II

Item 5.          Market for Common Equity and Related Stockholder Matters and Business Issuer Purchases of Equity Securities.

Our common stock trades on The OTCBB, where it is currently listed under the symbol “INTZ.”  As of February 28, 2009, there were approximately 125 registered holders of record of the common stock. The following table sets forth, for the periods indicated, the high and low per share bid information for the common stock, as reported by The OTCBB.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2008		2007
	High	Low	High	Low

First Quarter	$.22	$.13	$.75	$.43
Second Quarter	.24	.14	52.37
Third Quarter	.41	.17	.43	.35
Fourth Quarter	.39	.20	.42	.17

We have not declared or paid cash dividends on our common stock in our two most recent fiscal years.  We intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.  Future dividends on common stock, if any, will be determined by our Board of Directors.  However, shares of our 5% convertible preferred stock accrue cash dividends equal to $0.25 per share per annum, payable in arrears on March 31 and September 30 of each year, and shares of our Series 2 5% and Series 3 5% convertible preferred stock accrue cash dividends equal to $0.125 per share per annum payable in arrears on the first business day of March, June, September and December of each year.  During the fiscal year ended December 31, 2008, we accrued $64,000 in dividends to the holders of our 5% Preferred Stock, $57,000 in dividends to the holders of our Series 2 5% Preferred Stock and $40,000 in dividends to the holders of our Series 3 5% Preferred Stock.  At December 31, 2008, we have dividends accrued of $82,000 related to our 5% Preferred Stock, $63,000 related to our Series 2 5% Preferred Stock and $43,000 related to our Series 3 5% Preferred Stock.  Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.  We have not had net profits for the last two fiscal years and as of the year ended December 31, 2008, did not have sufficient capital surplus, defined as the amount by which our net assets exceed our stated capital, based on par value of our outstanding shares as provided by Delaware law.  We cannot assure you that our net assets will exceed our stated capital or that we will have net profits in order to pay these dividends in the future.  These dividends continue to accrue on all our outstanding shares of preferred stock, regardless of whether we are legally able to pay them.  Because we were unable to pay dividends on our preferred stock, we began accruing an additional late fee penalty of 18% per annum on the unpaid dividends for the Series 2 Preferred Stock and Series 3 Preferred Stock.  In addition to this late penalty, the holders of our Series 2 Preferred Stock and Series 3 Preferred Stock could elect to present us with written notice of our failure to pay dividends as scheduled, in which case we would have 45 days to cure such a breach.  In the event that we failed to cure the breach, the holders of these shares of preferred stock would then have the right to require us to redeem their shares of preferred stock for a cash amount calculated in accordance with their respective certificates of designation.  If we were required to redeem all shares of Series 2 Preferred Stock and Series 3 Preferred Stock as of February 28, 2009, the aggregate redemption price we would owe would be $2.0 million.  The accrual of these dividends may adversely affect our operating results.  Moreover, the payment of these dividends could strain our available cash resources, which could adversely affect our ability to operate or grow our business.  Furthermore, our inability to pay dividends could adversely affect our ability to raise equity financing in the future, if required.  The terms of our credit line with Silicon Valley Bank also prohibit us from paying any dividends on our common stock.

All stock option plans under which our common stock is reserved for issuance have previously been approved by our shareholders. The following table provides summary information as of December 31, 2008 for all of our equity compensation plans (in thousands, except per share data). See Note 9 to our consolidated financial statements for additional discussion.

	Number of shares of common stock to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options.	No. of shares of common stock remaining available for future issuance under equity compensation plans.

Equity compensation plans approved by security holders	1,468	(1)	$1.66	795.5
Equity compensation plans not approved by security holders	—		—	—
Total	1,468		$1.66	795.5

(1)                                  Included in the outstanding options are 1,204,500 from the 2005 Plan, 231,225 from the 1995 Plan and 32,500 from the 1995 Non-Employee Director Plan.

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

Overview

We develop, market and support a family of entity identification products, regulated information compliance and data privacy protection, and network intrusion prevention/detection products.  Our product families include:

•                                         TraceCop for identity identification;

•                                         Compliance Commander for regulated information compliance and data privacy protection; and

•                                         Intrusion SecureNet for network intrusion prevention and detection.

Intrusion’s products help protect critical information assets by quickly detecting, protecting, analyzing and reporting attacks or misuse of classified, private and regulated information for government and enterprise networks.

Our revenues have decreased over the past few years due primarily to the change in our product focus from networking hardware to network security software products with a corresponding decrease in our sales volume related to this change in our product mix.  To date, we have not encountered significant competition in the market that has caused us to decrease our sales prices when compared to sales prices in previous years.  To help counteract our declining revenues and bring our operations in line with our new strategic focus, we held our employee headcount approximately constant in 2008.  At December 31, 2007 we employed 27 employees and at December 31, 2008 we employed 26 employees.  As a result of our migration to software-based solutions, our margins have increased from 60.8% in 2007, to 66.8% in 2008.  We have also restructured our personnel and operations around the development and sale of our core software products.  As a result of these efforts, we believe we have reduced operating expenses to a level that will remain consistent going forward.

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

Results of Operations

The following tables set forth, for the periods indicated, certain financial data as a percentage of net revenue.

	Year Ended December 31,
	2008	2007

Net product revenue	86.1%	80.2%
Net customer support and maintenance revenue	13.9	19.8
Total revenue	100.0	100.0
Cost of product revenue	32.6	37.2
Cost of customer support and maintenance revenue	0.6	2.0
Total cost of revenue	33.2	39.2
Gross profit	66.8	60.8
Operating expenses:
Sales and marketing	34.0	55.0
Research and development	27.4	47.2
General and administrative	23.4	26.4
Operating loss	(18.0)	(68.4)
Interest income (expense), net	(1.5)	0.2
Loss from operations before income taxes	(19.5)	(68.2)
Income tax provision	—	—
Net loss	(19.5)	(68.2)
Preferred stock dividends accrued	(3.9)	(4.9)
Net loss attributable to common stockholders	(23.4)%	(73.1)%

	2008	2007

Domestic revenue	95.3%	90.8%
Export revenue to:
Europe	4.2	8.2
Asia	0.3	0.8
Latin America	0.2	0.1
Canada	—	0.1
Net revenue	100.0%	100.0%

2008 compared with 2007

Net Revenue

Total revenue increased to $4.1 million in 2008 from $3.5 million in 2007.  The increase in revenue is related to increased sales from our TraceCop product lines.  Our customer support and maintenance revenue decreased 14.3% from $0.7 million in 2007 to $0.6 million in 2008.  This decline is mainly due to the expiration of maintenance contracts related to our SecureNet product line.  In 2008, total revenues related to our SecureNet product line decreased 30.0% or $0.3 million from $1.0 million in 2007 to $0.7 million in 2008, and our non-core product lines, including our PDS and SecureCom hardware products decreased 44.4% or $36 thousand from $81 thousand in 2007 to $45 thousand in 2008.  Our product revenues increased 28.6% from $2.8 million in 2007 to $3.6 million in 2008.   We expect our product revenues to increase in the future as the market acceptance of our Compliance Commander and TraceCop product lines increase.

Export sales in 2008 decreased to $0.2 million, or 4.7% of net revenue, compared to $0.3 million, or 9.2% of net revenue in 2007 primarily due our focus on domestic revenue sales.  As part of our headcount reductions, we have focused most of our sales personnel on the domestic market.  Sales of our products internationally may be subject to exchange risk, which may cause our products to effectively increase in price, if the exchange rate moves significantly and the dollar gains value over the foreign currency.

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

Gross Profit

Gross profit increased 33% to $2.8 million in 2008 from $2.1 million in 2007. As a percentage of net revenue, gross profit increased from 60.8% in 2007 to 66.8% in 2008.  Gross profit on products increased from 53.7% in 2007 to 62.1% in 2008 due to the shift in a more profitable product mix, namely our software-based products.  The increase in gross profit during 2008 was due to revenue growth and product mix that includes and increase in TraceCop sales with a decrease in SecureNet sales.  Gross profit on customer support and maintenance increased from 89.6% in 2007 to 96.0% in 2008.  The increase in gross profit on customer support and maintenance was reflected by eliminating our Supply Chain department, one driver of that cost.    As we go forward, we expect our gross profit as a percentage of revenue to remain about the same as 2008 levels.

Gross profit as a percentage of net revenue is impacted by several factors, including shifts in product mix, changes in channels of distribution, sales volume, fluctuations in manufacturing costs, pricing strategies, and fluctuations in sales of integrated third-party products.

Sales and Marketing

Sales and marketing expenses decreased 26.3% to $1.4 million in 2008 from $1.9 million in 2007, as we continued to reduce expenses to respond to current efforts to become profitable.  As a percentage of net revenue, sales and marketing expenses decreased from 55.0% in 2007 to 34.0% in 2008. We expect sales and marketing expenses to decrease as a percentage of net revenues in 2009 compared to 2008 as revenue increases.

Research and Development

Research and development expenses decreased to $1.1 million, or 27.4% of net revenue, in 2008 compared to $1.7 million, or 47.2% of net revenue, in 2007.  Our research and development costs are expensed in the period in which they are incurred. We expect research and development expenses to increase in 2009 compared to 2008.  We expect research and development, as a percentage of net revenue to decrease in 2009 as revenue increases.

General and Administrative

General and administrative expenses remained relatively flat at $0.9 million, or 23.4% of net revenue in 2008 compared to $0.9 million or 26.4 % of net revenue in 2007 as a result of continuing to keep spending under control.  We expect general and administration expenses to decrease as a percentage of net revenue in 2009 as revenue increases.

Interest Income, Net

Net interest income reflects a shift from $5 thousand net income in 2007 to $62 thousand net expense in 2008. This is primarily because of interest on the line of credit and officer loan debt and a decrease in average cash and interest-bearing investment balances. We expect net interest income and expense to remain constant in 2009 compared to 2008.  Net interest income will vary in the future based on our cash flow and rate of return on investments.

Income Taxes

Our effective income tax rate was 0% in 2008 and 2007 as valuation allowances have been recorded for the entire amount of the net deferred tax assets due to uncertainty of realization.

Liquidity and Capital Resources

Our principal sources of liquidity at December 31, 2008 were $0.6 million of cash and cash equivalents. As of December 31, 2008, we do not hold investments with a stated maturity beyond one year. Working capital deficiency at December 31, 2008 was $(1.3) million compared to $(0.4) million at December 31, 2007.

Net cash used in operations in 2008 was $112 thousand, primarily due to a net loss of $808 thousand for the year and the following use of cash: a $191 thousand increase in accounts receivable, a $40 thousand decrease in the provision for doubtful accounts, and a decrease in accounts payable, accrued expenses and other current liabilities totaling $122 thousand.  This was partially offset by the following sources of cash and non-cash items: a $778 thousand increase in deferred revenue, a $127 thousand decrease in inventories, a $19 thousand decrease in prepaid expenses and other assets, $75 thousand in stock-based compensation, and $50 thousand in depreciation expense.  Net cash used in operations in 2007 was $1.8 million, primarily due to a net loss of $2.4 million for the year and the following uses of cash: a $410 thousand decrease in accounts payable and accrued expenses, a $55 thousand reduction in deferred revenue and a $50 thousand reduction in the allowance for doubtful accounts.   This was partially offset by the following sources of cash and non-cash items: a $784 thousand decrease in accounts receivable, a $63 thousand decrease in inventories, a $125 thousand decrease in prepaid expenses and other assets, $123 thousand in stock-based compensation and $56 thousand in depreciation expense.  Future fluctuations in accounts receivable, inventory balances and accounts payable will be dependent upon several factors, including quarterly sales, timely collection of accounts receivable, and the accuracy of our forecasts of product demand and component requirements.

Net cash used in investing activities in 2008 was $76 thousand for net purchases of property and equipment. Net cash used in investing activities in 2007 was $39 thousand for net purchases of property and equipment.

Cash provided by financing activities in 2008 was $380 thousand, primarily consisting of net financing proceeds from a loan by an officer of $480 thousand and a net reduction in the line of credit of $100 thousand; compared to cash provided by financing activities in 2007 was $1.2 million, primarily consisting of net financing proceeds from private placements consisting of the proceeds of $1.5 million, partially offset by payment of dividends on preferred stock of $173 thousand, and a net reduction in the line of credit of $100 thousand.

At December 31, 2008, we did not have any material commitments for capital expenditures. Operating lease commitments of $0.5 million are detailed below. During 2008, we funded our operations through the use of available cash, cash equivalents and investments, our line of credit and loans from our Company’s CEO.

As of December 31, 2008, we had cash, cash equivalents and investments in the amount of approximately $0.6 million, up from approximately $0.4 million as of December 31, 2007.  Throughout 2008, we continued to reduce expenses and realize the benefit of cost-cutting actions taken in previous years.

On January 30, 2008, the Company entered into a revolving promissory note to borrow up to $700,000 from G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer.

On March 29, 2006, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”) to establish a $1.0 million line of credit with SVB (the “2006 Credit Line”).  On June 30, 2008, we entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan Agreement”) with SVB to, among other things, replace the 2006 Credit Line with a new $2.5 million line of credit (the “Current Line of Credit”).  Our obligations under the Amended and Restated Loan Agreement are secured by substantially all of our assets, including all of our intellectual property.  Borrowings under the Current Line of Credit are based on advances (each, an “Advance”) against certain of our accounts receivable that are approved by SVB (each an “Eligible Account”).  SVB may make an Advance of up to eighty percent (80%) of each Eligible Account, or such other percentage SVB may determine in its sole discretion.  Each Advance is subject to a finance charge calculated as a daily rate that is based on a 360-day annual rate of (a) the greater of the prime rate or 5.25%, plus (b) 1.5% or 2.0%, depending on certain qualifying financial factors specified in the Amended and Restated Loan Agreement.  Finance charges are payable at the same time its related Advance is due.  Each Advance is also subject to a monthly collateral handling fee of 0.25% or 0.5% of all outstanding Advances, depending on certain qualifying financial factors specified in the Amended and Restated Loan Agreement.  The collateral handling fee is payable at the same time its related Advance is due.  Each Advance must be repaid at the earliest of (a) the date that the Eligible Account related to the Advance is paid, (b) the date the Eligible Account is no longer eligible under the Amended and Restated Loan Agreement, or (c) the date on which any “Adjustment” (as defined in the Amended and Restated Loan Agreement) is asserted to the Eligible Account.  On June 29, 2009, the Amended and Restated Loan Agreement terminates and all outstanding advances, accrued but unpaid finance charges, outstanding collateral handing fees, and other amounts become due under the Amended and Restated Loan Agreement and related documents.  We have no borrowings outstanding under the current Line of Credit as of December 31, 2008 and had borrowings available of $48,000.

As of December 31, 2008, we had cash, cash equivalents and investments of approximately $554,000, up from approximately $362,000 as of December 31, 2007.  Although we generated net income of $67,000 in the last three quarters of 2008, we had a net loss for the year ended December 31, 2008 of $808,000.  We used $112,000 of cash in operations in 2008 and operating cash outflows may continue in 2009.  We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources.   As of December 31, 2008, we had cash and cash equivalents of $554,000, $48,000 in funding available under our line of credit at Silicon Valley Bank and $1.5 million funding available from a written commitment to invest up to $1.5 million from G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer.  Based on projections for continued growth in revenue and net income in the coming quarters, a commitment from the Company’s CEO to advance the Company up to an additional $1.5 million in funding should it be necessary and $2.5 million line of credit with borrowings available of $48,000 at December 31, 2008, we believe that our available credit line and available cash resources will provide sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through Company profits, our line of credit, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

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

Contractual Obligations

The following table sets forth certain information concerning the future contractual obligations under our operating leases at December 31, 2008.  We have no other significant contractual obligations at December 31, 2008.

Future minimum lease payments consisted of the following on December 31, 2008 (in thousands):

2009	418
2010	68

$486

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 8.          Financial Statements and Supplementary Data.

Note that Supplementary Data is not included because it is not required for smaller reporting companies.

Item 9.          Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).       Controls and Procedures

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

Our management, including our President, who serves as our principal executive officer, and our Chief Financial Officer, who serves as our principal financial officer, conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.  Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act ) that occurred during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 9B.       Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this Form 10-K because we will file a definitive Proxy Statement for our 2009 annual meeting of stockholders pursuant to Regulation 14A (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

Item 10.        Directors, Executive Officers and Corporate Governance.

The information called for by this item is incorporated herein by reference to the Proxy Statement.

Item 11.        Executive Compensation.

The information called for by this item is incorporated herein by reference to the Proxy Statement.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is incorporated herein by reference to the Proxy Statement.

Item 13.        Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item is incorporated herein by reference to the Proxy Statement.

Item 14.        Principal Accountant Fees and Services.

The information called for by this item is incorporated herein by reference to the Proxy Statement.

Item 15.        Exhibits.

(a)           1.   Consolidated Financial Statements.

The following consolidated financial statements of Intrusion Inc. and subsidiaries, are submitted as a separate section of this report (See F-pages), and are incorporated by reference in Item 7:

(b)                                 Exhibits

The following Exhibits are filed herewith pursuant to Item 601 of Regulation S-K or incorporated herein by reference to previous filings as noted:

Exhibit Number	Description of Exhibit
3.1(5)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(7)	Certificate of Amendment to Certificate of Incorporation of Registrant
3.3(8)	Certificate of Designations for the Registrant’s 5% Convertible Preferred Stock
3.4(10)	Certificate of Designations of the Registrant’s Series 2 5% Convertible Preferred Stock
3.5(11)	Certificate of Designations for the Registrant’s Series 3 5% Convertible Preferred Stock
3.6(4)	Bylaws of the Registrant
4.1(9)	Specimen Common Stock Certificate
4.2(8)	Specimen 5% Convertible Preferred Stock Certificate
4.3(10)	Specimen Series 2 5% Convertible Preferred Stock Certificate
4.4(11)	Specimen Series 3 5% Convertible Preferred Stock Certificate
4.5(8)	Form of Warrant to Purchase Shares of Common Stock issued to the investors in the Registrant’s March 25, 2004 private placement
4.6(8)	Warrant to Purchase Common Stock dated March 25, 2004, issued by the Registrant to Black Point Partners
4.9(10)	Form of Common Stock Purchaser Warrant issued to the investors in the Registrant’s March 28, 2005 private placement
4.10(10)	Form of Representative’s Warrant for the Purchase of Shares of Common Stock issued to certain affiliates of Stonegate Securities, Inc. on March 28, 2005
4.15(11)	Form of Common Stock Purchaser Warrant issued to the investors in the Registrant’s December 2, 2005 private placement
4.16(11)	Form of Representative’s Warrant for the Purchase of Shares of Common Stock issued to certain affiliates of Stonegate Securities, Inc. on December 2, 2005
10.2(1)	1995 Stock Option Plan of the Registrant, as amended
10.3(1)	Form of Indemnification Agreement
10.4(2)	1995 Non-Employee Directors Stock Option Plan of the Registrant (amended and restated as of January 10, 2002)
10.5(9)	Lease Agreement between CalWest Industrial Holdings Texas, L.P. and Intrusion Inc.
10.6(8)	Securities Purchase Agreement dated as of March 25, 2004, by and among the Registrant and the purchasers listed on Exhibit A thereto
10.7(4)	Amended and Restated 401(k) Savings Plan of the Registrant
10.8(4)	1997 Employee Stock Purchase Plan of the Registrant, as amended January 17, 2001
10.9(6)	Intrusion Inc. 401(k) Savings Plan Summary of Material Modifications

10.10(12)	2005 Stock Incentive Plan of the Registrant (amended and restated as of May 30, 2007)
10.11(12)	Form of Notice of Grant of Stock Option
10.12(12)	Form of Stock Option Agreement
10.13(12)	Form of Stock Issuance Agreement
10.14(12)	Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Initial Grant)
10.15(12)	Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Annual Grant)
10.16(12)	Form of Automatic Stock Option Agreement
10.17(10)	Securities Purchase Agreement dated as of March 28, 2005, by and among the Registrant and the investors listed on Exhibit A thereto
10.18(11)	Securities Purchase Agreement dated as of December 2, 2005, by and among the Registrant and the investors listed on Exhibit A thereto
10.19(14)	Loan and Security Agreement dated as of March 29, 2006, by and between the Registrant and Silicon Valley Bank (extended on March 28, 2008)
10.20(14)	Intellectual Property Security Agreement dated as of March 29, 2006, by and between the Registrant and Silicon Valley Bank
10.21(15)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and G. Ward Paxton, dated December 28, 2006.
10.21(15)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and Michael L. Paxton, dated December 28, 2006.
10.21(16)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and G. Ward Paxton, dated March 15, 2007.
10.21(16)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and Michael L. Paxton, dated March 15, 2007.
10.21(17)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and G. Ward Paxton, dated June 27, 2007.
10.21(17)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and Michael L. Paxton, dated June 27, 2007.
10.21(18)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and G. Ward Paxton, dated September 26, 2007.
10.21(19)	Promissory Note dated as of January 30, 2008, by and between the Registrant and G. Ward Paxton
10.22(20)	Amended and Restated Loan and Security Agreement dated as of June 30, 2008, by and between the Registrant and Silicon Valley Bank
10.23(21)	Intellectual Property Security Agreement dated as of June 30, 2008, by and between the Registrant and Silicon Valley Bank
21(5)	List of Subsidiaries of Registrant
23.1(22)	Consent of KBA Group LLP, Independent Registered Public Accounting Firm
31.1(22)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act
31.2(22)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act
32.1(22)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(22)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(8)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated March 26, 2004 (as amended), which Exhibit is incorporated by reference.

(9)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (as amended), which Exhibit is incorporated herein by reference.

(10)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated March 29, 2005, which Exhibit is incorporated herein by reference

(11)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated December 6, 2005, which Exhibit is incorporated herein by reference.

(12)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 15, 2005, which Exhibit is incorporated herein by reference.

(13)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, which Exhibit is incorporated herein by reference.

(14)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated March 29, 2006, which Exhibit is incorporated herein by reference.

(15)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated January 4, 2007, which Exhibit is incorporated herein by reference.

(16)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated March 16, 2007, which Exhibit is incorporated herein by reference.

(17)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 28, 2007, which Exhibit is incorporated herein by reference.

(18)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated September 27, 2007, which Exhibit is incorporated herein by reference.

(19)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated January 31, 2008, which Exhibit is incorporated herein by reference.

(20)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated July 1, 2008, which Exhibit is incorporated herein by reference.

(21)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated November 13, 2008, which Exhibit is incorporated herein by reference.

(22)	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2009	INTRUSION INC.
(Registrant)

	By:	/s/ G. WARD PAXTON
G. Ward Paxton
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ G. WARD PAXTON	Chairman, President,	March 27, 2009
G. Ward Paxton	Chief Executive Officer, and Director

/s/ T. JOE HEAD	Vice Chairman, Vice President	March 27, 2009
T. Joe Head	and Director

/s/ MICHAEL L. PAXTON	Vice President, Chief Financial	March 27, 2009
Michael L. Paxton	Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

/s/ JAMES F. GERO	Director	March 27, 2009
James F. Gero

/s/ J. FRED BUCY, JR.	Director	March 27, 2009
J. Fred Bucy, Jr.

/s/ DONALD M. JOHNSTON	Director	March 27, 2009
Donald M. Johnston

ANNUAL REPORT ON FORM 10-K

ITEM 7

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 and 2007

INTRUSION INC.

RICHARDSON, TEXAS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Intrusion Inc.

We have audited the accompanying consolidated balance sheets of Intrusion Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intrusion Inc. and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KBA Group LLP

Dallas, Texas

March 27, 2009

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$554	$362
Accounts receivable, net of allowance for doubtful accounts and returns of $0 in 2008 and $40 in 2007	341	110
Inventories, net	20	146
Prepaid expenses	56	75
Total current assets	971	693
Property and Equipment:
Equipment	509	438
Furniture and fixtures	34	30
Leasehold improvements	101	101
	644	569
Accumulated depreciation and amortization	(475)	(425)
	169	144
Other assets	39	39
TOTAL ASSETS	$1,179	$876

Liabilities and Stockholders’ Deficit
Current Liabilities:
Line of credit	$—	$100
Loan payable to officer	480	—
Accounts payable, trade	204	236
Accrued expenses	334	427
Dividends payable	187	25
Deferred revenue	1,090	312
Total current liabilities	2,295	1,100

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $0.01 par value:
Authorized shares — 5,000
Series 1 shares issued and outstanding — 260 in 2008 and 2007 Liquidation preference of $1,380 in 2008	918	918
Series 2 shares issued and outstanding — 460 in 2008 and 2007 Liquidation preference of $1,213 in 2008	724	724
Series 3 shares issued and outstanding — 354 in 2008 and 2007 Liquidation preference of $814 in 2008	504	504
Common stock, $0.01 par value:
Authorized shares — 80,000
Issued shares — 11,648 in 2008 and 2007
Outstanding shares — 11,638 in 2008 and 2007	116	116
Common stock held in treasury, at cost—10 shares	(362)	(362)
Additional paid-in-capital	55,443	55,527
Accumulated deficit	(58,280)	(57,472)
Accumulated other comprehensive loss	(179)	(179)
Total stockholders’ deficit	(1,116)	(224)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,179	$876

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007

Net product revenue	$3,566	$2,815
Net customer support and maintenance revenue	574	695
Total revenue	4,140	3,510
Cost of product revenue	1,352	1,304
Cost of customer support and maintenance revenue	23	72
Total cost of revenue	1,375	1,376
Gross profit	2,765	2,134
Operating expenses:
Sales and marketing	1,407	1,933
Research and development	1,136	1,655
General and administrative	968	947
Operating loss	(746)	(2,401)
Interest income (expense), net (including $52 to related party in 2008)	(62)	5
Other income, net	—	1
Loss from operations before income taxes	(62)	(2,395)
Income tax provision	—	—
Net loss	(808)	(2,395)
Preferred stock dividends accrued	(161)	(173)
Net loss attributable to common stockholders	$(969)	$(2,568)

Net loss per share attributable to common stockholders (basic and diluted)	$(0.08)	$(0.26)
Weighted average common shares outstanding (basic and diluted)	11,638	9,929

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands)

	Year Ended December 31,
	2008	2007
NUMBER OF PREFERRED SHARES—ISSUED AND OUTSTANDING
Balance, beginning of year	1,074	1,118
Conversion of preferred shares to common shares	—	(114)
Balance, end of year	1,074	1,074
PREFERRED STOCK
Balance, beginning of year	$2,146	$2,309
Conversion of preferred shares to common shares	—	(163)
Balance, end of year	$2,146	$2,146
NUMBER OF COMMON SHARES—ISSUED
Balance, beginning of year	11,638	8,306
Issuance of common shares under private placements	—	3,228
Conversion of preferred shares to common shares	—	114
Balance, end of year	11,638	11,638
COMMON STOCK
Balance, beginning of year	$116	$83
Issuance of common shares under private placement	—	32
Conversion of preferred shares to common shares	—	1
Balance, end of year	$116	$116
TREASURY SHARES
Balance, beginning of year and end of year	$(362)	$(362)
ADDITIONAL PAID-IN-CAPITAL
Balance, beginning of year	$55,527	$53,947
Stock-based compensation	75	123
Conversion of preferred shares to common shares	—	162
Issuance of common shares under private placement	—	1,468
Preferred stock dividends declared, net of waived penalties by shareholders	(159)	(173)
Balance, end of year	$55,443	$55,527
ACCUMULATED DEFICIT
Balance, beginning of year	$(57,472)	$(55,077)
Net loss	(808)	(2,395)
Balance, end of year	$(58,280)	$(57,472)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(179)	$(179)
Balance, end of year	$(179)	$(179)
TOTAL STOCKHOLDERS’ DEFICIT	$(1,116)	$(224)

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2008	2007
Operating Activities:
Net loss	$(808)	$(2,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50	56
Provision for doubtful accounts	(40)	(50)
Stock based compensation	75	123
Changes in operating assets and liabilities:
Accounts receivable	(191)	784
Inventories	127	63
Prepaid expenses and other assets	19	125
Accounts payable, accrued expenses and other current liabilities	(122)	(410)
Deferred revenue	778	(55)
Net cash used in operating activities	(112)	(1,759)
Investing Activities:
Purchases of property and equipment	(76)	(39)
Financing Activities:
Net payments on line of credit	(100)	(100)
Borrowings from officer	1,180	—
Payments on loans from officer	(700)	—
Proceeds from issuance of common stock, net	—	1,500
Dividends paid on preferred stock	—	(173)
Net cash provided by financing activities	380	1,227
Net increase (decrease) in cash and cash equivalents	192	(571)
Cash and cash equivalents at beginning of year	362	933
Cash and cash equivalents at end of year	$554	$362

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$62	$11
Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:
Preferred stock dividends accrued	$161	$173

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

We market and distribute our products through a direct sales force to end-users, distributors and numerous system integrators, managed service providers and value-added resellers.  Our end-user customers include banks, credit unions, other financial institutions, U.S. federal government entities, foreign government entities, hospitals and other healthcare providers. Essentially, our end-user can be defined as ‘any end-user requiring network security solutions for protecting their mission critical data’.

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

As of December 31, 2008, we had cash, cash equivalents and investments of approximately $554,000, up from approximately $362,000 as of December 31, 2007.  Although we generated net income of $67,000 in the last three quarters of 2008, we had a net loss for the year ended December 31, 2008 of $808,000.  We used $112,000 of cash in operations in 2008 and operating cash outflows may continue in 2009.  We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources.   As of December 31, 2008, we had cash and cash equivalents of $554,000, $48,000 in funding available under our line of credit at Silicon Valley Bank and $1.5 million funding available from a written commitment to invest up to $1.5 million from G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer.  Based on projections for continued growth in revenue and net income in the coming quarters, a commitment from the Company’s CEO to advance the Company up to an additional $1.5 million in funding should it be necessary and $2.5 million line of credit with borrowings available of $48,000 at December 31, 2008, we believe that our available credit line and available cash resources will provide sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through Company profits, our line of credit, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

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

Risk Concentration

Financial instruments, which potentially subject us to concentrations of credit risk, are primarily cash and cash equivalents, investments and accounts receivable.  Cash and cash equivalent deposits are at risk to the extent that they exceed Federal Deposit Insurance Corporation insured amounts.  To minimize risk, we place our investments in U.S. government obligations, corporate securities and money market funds.  Substantially all of our cash, cash equivalents and investments are maintained with two major U.S. financial institutions.  We do not believe that we are subject to any unusual financial risk with our banking arrangements.  We have not experienced any significant losses on our cash equivalents.

We sell our products to customers in diversified industries worldwide and periodically have receivables from customers, primarily in North America, Europe and Asia. Fluctuations in currency exchange rates and adverse economic developments in foreign countries could adversely affect the Company’s operating results.  We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral.  We maintain reserves for potential credit losses, and such losses, in the aggregate, have historically been minimal and have not exceeded management expectations.

While we believe that many of the materials used in the production of our products are generally readily available from a variety of sources, certain components may be available from one or a limited number of suppliers.  The inability of any supplier or manufacturer to fulfill supply requirements of the Company could impact future results.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount we expect to collect.  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  Management considers the following factors when determining the collectability of specific customer accounts:  customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms.  If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  Based on management’s assessment, we provide for estimated uncollectible amounts through a charge to earnings and an increase to a valuation allowance.  Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance.

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

Property and Equipment

Equipment and furniture and fixtures are stated at cost less accumulated depreciation and depreciated on a straight-line basis over the estimated useful lives of the assets.  Such lives vary from 1 to 5 years.  Leasehold improvements are stated at cost less accumulated amortization and are amortized on a straight-line basis over the shorter of estimated useful lives of the assets or the remaining terms of the leases.   Such lives vary from 2 to 5 years.  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.  Repair and maintenance costs are expensed as incurred. Depreciation and amortization expense totaled approximately $50,000 and $56,000 for the years ended December 31, 2008 and 2007, respectively.

Long-Lived Assets

We review long-lived assets, including property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows to be generated by the asset.  If the carrying value exceeds the future undiscounted cash flows, the assets are written down to fair value.  During the years ended December 31, 2008 and 2007, there was no impairment of long-lived assets.

Foreign Currency Translation

Our international subsidiaries use the United States dollar as their functional currency.  Although our international offices pay operating expenses in their local currency, they are fully funded by us in United States dollars, and we exchange the United States dollars locally to settle operating expenses incurred.  As outlined in SFAS 52, assets and liabilities are translated at the exchange rate in effect at the balance sheet date, and income and expense accounts at average exchange rates during the month.  We recorded approximately $3,000 as a reduction of operating expenses in 2008 and $6,000 in operating expenses in 2007, which represents the total accumulated foreign currency translation adjustments related to foreign offices.

Accounting for Stock Options

We account for stock options using the guidance in SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which replaces SFAS 123 and supersedes APB Opinion No. 25.  SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

Stock-based compensation expense recognized in the consolidated statement of operations during 2008 and 2007 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 148. Stock-based compensation expense recognized in the statements of operations for the years ended 2008 and 2007 is based on awards ultimately expected to vest, reduced by estimated forfeitures.  SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Valuation Assumptions

The fair values of option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for fiscal years ending December 31, 2008 and 2007, respectively:

	2008	2007

Weighted average grant date fair value	$0.17	$0.32
Weighted average assumptions used:
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	2.64%	4.9%
Expected volatility	107.1%	105.1%
Expected life (in years)	5.0	4.9

Expected volatility is based on historical volatility and in part on implied volatility.  The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior.  The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

Net Loss Per Share

We report two separate earnings per share (“EPS”) numbers, basic EPS and diluted EPS.  Basic net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders for the year by the weighted average number of common shares outstanding for the year.  Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders for the year by the weighted average number of common shares and dilutive common stock equivalents outstanding for the year.  Our common stock equivalents include all common stock issuable upon conversion of convertible preferred stock and the exercise of outstanding options and warrants.  The aggregate number of common stock equivalents excluded from the loss per share calculation at December 31, 2008 and 2007 totaled 4,219,138, and 3,892,293, respectively.  Common stock equivalents are not included in the diluted loss per share for the years ended December 31, 2008 and 2007, as they are anti-dilutive as a result of incurring net losses during these years.

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

Research and Development Costs

We incur research and development costs that relate primarily to the development of new security software, appliances and integrated solutions, and major enhancements to existing services and products. Research and development costs are comprised primarily of salaries and related benefits expenses, contract labor and prototype and other related expenses.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used for, but not limited to, the accounting for doubtful accounts, sales discounts, sales returns, revenue recognition, warranty costs, inventory obsolescence, depreciation and income taxes. Actual results could differ from these estimates.

Income Taxes

We use the liability method to calculate deferred income taxes. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income. The liability method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Reclassifications

Certain 2007 amounts have been reclassified to conform to 2008 presentation.

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

The partial adoption of SFAS 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on our consolidated financial statements. We are in the process of analyzing the potential impact of SFAS 157 relating to our planned adoption of the remainder of the standard.

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

3. Balance Sheet Detail (in thousands)

Inventories

	December 31,
	2008	2007
Finished products	$67	$185
Work in process	—	8
Demonstration systems	5	15
Reserve for obsolete inventory	(52)	(62)
	$20	$146

Accrued Expenses

	December 31,
	2008	2007

Accrued payroll	$111	$101
Accrued vacation	172	192
Accrued property taxes	12	30
Accrued warranty expense	3	20
Accrued sales taxes	1	35
Other	35	49
	$334	$427

4. Commitments and Contingencies

Leases

We lease office space for our corporate headquarters in Richardson, Texas under an operating lease, the base term of which expires in February 2010.  We lease office space in San Diego, California for a portion of our security software research and development staff under an operating lease that expires in March 2010.

The Company’s lease for the headquarters facility contains escalation provisions.  The Company records rent expense on facility leases on a straight-line basis.  Real estate taxes, insurance and maintenance expenses are the obligations of the Company.  Rent expense totaled approximately $458,000 and $435,000 for the years ended December 31, 2008 and 2007, respectively.

Future minimum lease payments consisted of the following on December 31, 2008 (in thousands):

2009	418
2010	68

$486

Legal Proceedings

We are subject to legal proceedings and claims that arise in the ordinary course of business. We do not believe that the outcome of those matters will have a material adverse affect on our consolidated financial position, operating results or cash flows. However, there can be no assurance such legal proceedings will not have a material impact.

We are not aware of any material claims outstanding or pending against Intrusion Inc. at December 31, 2008.

5. Employee Benefit Plans

Employee Stock Purchase Plan

On April 24, 1997, we adopted an Employee Stock Purchase Plan (the “Purchase Plan”) under which 125,000 shares of common stock were reserved for issuance. On April 24, 2007, the Purchase Plan was terminated pursuant to its 10 year term. A total of 45,702 shares were issued under the Purchase Plan prior to its termination.

Employee 401(k) Plan

We have a plan known as the Intrusion Inc. 401(k) Savings Plan (the “Plan”) to provide retirement and incidental benefits for our employees.  The Plan covers substantially all employees who meet minimum age and service requirements.  As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax deferred salary deductions for eligible employees.

Employees may contribute from 1% to 25% of their annual compensation to the Plan, limited to a maximum amount as set by the Internal Revenue Service.  Participants who are over the age of 50 may contribute an additional amount of their salary per year, as defined annually by the Internal Revenue Service.  We match employee contributions at the rate of $0.25 per each $1.00 of contribution on the first 4% of compensation.  Matching contributions to the Plan were approximately $19,000 and $23,000 for the years ended December 31, 2008 and 2007, respectively.

6. Line of Credit

On March 29, 2006, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”) to establish a $1.0 million line of credit with SVB (the “2006 Credit Line”).  On June 30, 2008, we entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan Agreement”) with SVB to, among other things, replace the 2006 Credit Line with a new $2.5 million line of credit (the “Current Line of Credit”).  Our obligations under the Amended and Restated Loan Agreement are secured by substantially all of our assets, including all of our intellectual property.  Borrowings under the Current Line of Credit are based on advances (each, an “Advance”) against certain of our accounts receivable that are approved by SVB (each an “Eligible Account”).  SVB may make an Advance of up to eighty percent (80%) of each Eligible Account, or such other percentage SVB may determine in its sole discretion.  Each Advance is subject to a finance charge calculated as a daily rate that is based on a 360-day annual rate of (a) the greater of the prime rate or 5.25%, plus (b) 1.5% or 2.0%, depending on certain qualifying financial factors specified in the Amended and Restated Loan Agreement.  Finance charges are payable at the same time its related Advance is due.  Each Advance is also subject to a monthly collateral handling fee of 0.25% or 0.5% of all outstanding Advances, depending on certain qualifying financial factors specified in the Amended and Restated Loan Agreement.  The collateral handling fee is payable at the same time its related Advance is due.  Each Advance must be repaid at the earliest of (a) the date that the Eligible Account related to the Advance is paid, (b) the date the Eligible Account is no longer eligible under the Amended and Restated Loan Agreement, or (c) the date on which any “Adjustment” (as defined in the Amended and Restated Loan Agreement) is asserted to the Eligible Account.  On June 29, 2009, the Amended and Restated Loan Agreement terminates and all outstanding advances, accrued but unpaid finance charges, outstanding collateral handing fees, and other amounts become due under the Amended and Restated Loan Agreement and related documents.  We have certain non-financial and financial covenants, including a liquidity coverage ratio and a rolling EBITDA computation, as defined in the Loan Agreement.  We have no borrowings outstanding under the Current Line of Credit as of December 31, 2008 and had borrowings available of $48,000.

7. Borrowings from Officer

On January 30, 2008, and extended on October 24, 2008 and March 19, 2009, the Company entered into an unsecured revolving promissory note to borrow up to $700,000 from G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer.  Under the terms of the note, the Company may borrow, repay and reborrow on the loan as needed up to an outstanding principal balance due of $700,000 at any given time.

Amounts borrowed from this officer accrue interest at a floating rate per annum equal to SVB’s prime rate plus 1% (5% at December 31, 2008).  All outstanding borrowings and accrued but unpaid interest is due on December 31, 2009.  As of December 31, 2008 the borrowings outstanding totaled $480,000 and accrued interest totaled $1,000.  The Company paid approximately $52,000 in interest to the officer during 2008.  This note was replaced with a new note payable to this officer on March 19, 2009 (See Note 13).

On March 20, 2008 and extended on November 7, 2008, we received a written commitment from our Chief Executive Officer to invest up to an additional $1,500,000 in the Company until March 31, 2010, should such funding be required by the Company, on terms and conditions identical to those described above on the $700,000 note.

8. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There are no deferred tax liabilities as of December 31, 2008 and 2007.  Significant components of our deferred tax assets as of December 31, 2008 and 2007 are as follows (in thousands):

	December 31
	2008	2007

Net operating loss carryforwards	$29,510	$29,122
Net operating loss carryforwards of foreign subsidiaries	374	374
Book over tax depreciation	84	88
Intangible assets	579	759
Stock-based compensation expense	234	207
Foreign tax credit	—	1,083
Other	131	169
Deferred tax assets	30,912	31,802
Valuation allowance for deferred tax assets	(30,912)	(31,802)
Deferred tax assets, net of allowance	$—	$—

Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Realization of the future benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the near to medium term.  Management has considered these factors in determining the valuation allowance for 2008 and 2007.

The differences between the provision for income taxes and income taxes computed using the federal statutory rate for the years ended December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007

Reconciliation of income tax benefit to statutory rate:
Income tax benefit at statutory rate	$(275)	$(814)
State income taxes, net of federal income tax benefit	(21)	(63)
Expiration of foreign tax credits	1,083	—
Changes in state net operating loss carryforwards	98	2,841
Change in valuation allowance	(890)	(1,971)
Other	5	7
	$—	$—

At December 31, 2008, we had federal net operating loss carryforwards of approximately $87.2 million for income tax purposes that begin to expire in 2009 and are subject to the ownership change limitations under Internal Revenue Code Section 382. We also had approximately $6 million of state net operating loss carryforwards that begin to expire in 2017.

9. Stock Options

At December 31, 2008, we had three stock-based compensation plans, which are described below. These plans were developed to retain and attract key employees and directors.

In 1995, we adopted our 1995 Stock Option Plan (the “1995 Plan”), which provides for the issuance of up to 400,000 shares of common stock upon exercise of options granted pursuant to the 1995 Plan. On April 26, 2001, our stockholders increased the overall number of shares available for issuance pursuant to the plan to 825,000 shares of common stock. The 1995 Plan provides for the issuance of both non-qualified and incentive stock options to our employees, officers, and employee-directors. The 1995 Plan expired by its terms on March 21, 2005 and no options were available for future issuance after the expiration.  At December 31, 2008, 67,365 employee options have been exercised and employee options to purchase a total of 231,225 shares of common stock are outstanding.  A total of 2,290,295 options have been granted pursuant to the 1995 Plan, of which, 1,991,705 have been cancelled.

In 1995, we adopted the 1995 Non-Employee Director Stock Option Plan (the “1995 Non-Employee Director Plan”).  The 1995 Non-Employee Director Plan provided for the issuance of non-qualified stock options to non-employee directors. The 1995 Non-Employee Director Plan was amended in April 2002 to increase the number of shares available for issuance to 65,000 from 40,000 shares. The 1995 Non-Employee Director Plan expired by its terms on March 21, 2005 and no options were available for future issuance after the expiration.  No options have been exercised under the 1995 Non-Employee Director Plan.  Non-employee options to purchase a total of 32,500 shares of common stock are outstanding at December 31, 2008. A total of 62,500 options have been granted to directors pursuant to the 1995 Non-Employee Director Plan, of which, 30,000 have been cancelled.

On March 17, 2005, the Board approved the 2005 Stock Incentive Plan (the “2005 Plan”), which was approved by the stockholders on June 14, 2005.  The 2005 Plan serves as a replacement for the 1995 Non-Employee Director Plan and the 1995 Option Plan which expired by their terms on March 21, 2005.  The approval of the 2005 Plan had no effect on the 1995 Plans or any options granted pursuant to either plan.  All options will continue with their existing terms and will be subject to the 1995 Non-Employee Director Plan or the 1995 Plan, as applicable.  Further, the Company will not be able to re-issue any option which is cancelled or terminated under the 1995 Non-Employee Director Plan or the 1995 Option Plan.  The 2005 Plan provided for the issuance of up to 750,000 shares of common stock upon exercise of options granted pursuant to the 2005 Plan.  On May 30, 2007, the Stockholders approved an Amendment to the 2005 Plan that increased this amount by 750,000 for a total of 1,500,000 shares of common stock that may be issued upon the exercise of options granted pursuant to the 2005 Plan. On May 29, 2008, the Stockholders approved an increase of 500,000 shares of common stock that may be issued pursuant to the 2005 Plan for a total of 2,000,000 shares.

The 2005 Plan consists of three (3) separate equity incentive programs: the Discretionary Option Grant Program; the Stock Issuance Program; and the Automatic Option Grant Program for non-employee Board members.  Officers and employees, non-employee Board members and independent contractors are eligible to participate in the Discretionary Option Grant and Stock Issuance Programs.  Participation in the Automatic Option Grant Program is limited to non-employee members of the

Board.  Each non-employee Board member will receive an option grant for 10,000 shares of common stock upon initial election or appointment to the Board, provided that individual has not previously been employed by the Company in the preceding six (6) months.  In addition, on the date of each annual stockholders meeting, each Board member will automatically be granted an option to purchase 5,000 shares of common stock, provided he or she has served as a non-employee Board member for at least six (6) months.  At December 31, 2008, no 2005 Plan options have been exercised and employee and non-employee Board member options to purchase a total of 1,204,500 shares of common stock are outstanding.  A total of 1,517,500 options have been granted under the 2005 Plan, of which 313,000 have been cancelled and options for 795,500 shares remain available for future grant.  No shares have been issued pursuant to the Stock Issuance Program.

Common shares reserved for future issuance, including conversions of preferred stock, warrants, outstanding options and options available for future grant under all of the stock option plans and employee stock purchase plans total 5,014,638 million shares at December 31, 2008 as follows, in thousands:

(In thousands)	Common Shares Reserved for Future Issuance

Preferred Stock	1,227
Warrants	1,524
1995 Plan	231
1995 Non-Employee Director Plan	32
2005 Plan	2,000
Total	5,014

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

Stock Incentive Plan Summary

A summary of our stock option activity and related information for the years ended December 31, 2008 and 2007 is as follows:

	2008		2007
	Number of Options (in thousands)	Weighted Average Exercise Price	Number of Options (in thousands)	Weighted Average Exercise Price

Outstanding at beginning of year	1,141	$2.30	1,086	$3.23
Granted at price = market value	345.22		246.41
Granted at price > market value	100.24		100.44
Exercised	—	—	—	—
Forfeited	(60)	.69	(137)	.69
Expired	(58)	4.15	(153)	6.12

Outstanding at end of year	1,468	$1.66	1,142	$2.30
Options exercisable at end of year	749	$2.98	575	$3.99

Stock Options Outstanding and Exercisable

Information related to stock options outstanding at December 31, 2008, is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at 12/31/08 (in thousands)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at 12/31/08 (in thousands)	Weighted Average Exercise Price

$ 0.20-$1.00	1,019	7.71 years	$0.31	304	$.36
$ 1.01-$5.00	417	5.89 years	$2.81	413	$2.82
$ 5.01-$10.00	13	3.16 years	$5.29	13	$5.29
$ 10.01-$20.00	6	1.79 years	$18.89	6	$18.89
$ 20.01-$63.00	13	1.24 years	$58.77	13	$58.77
	1,468	7.07 years	$1.66	749	$2.98

Summarized information about outstanding stock options as of December 31, 2008, that are fully vested and those that are expected to vest in the future as well as stock options that are fully vested and currently exercisable, are as follows:

	Outstanding Stock Options (Fully Vested and Expected to Vest)*	Options that are Exercisable
As of December 31, 2008
Number of outstanding options	1,276	749
Weighted average remaining contractual life	6.94	6.07
Weighted average exercise price per share	$1.87	$2.98
Intrinsic value (in thousands)	$53	$9

* Includes effects of expected forfeitures

As of December 31, 2008, the total unrecognized compensation cost related to non-vested options not yet recognized in the statement of operations totaled approximately $46 thousand (including expected forfeitures) and the weighted period over which these awards are expected to vest was 1.0 years.

10. Preferred Stock

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

Included in this transaction were warrants to purchase 556,619 shares of common stock at an exercise price of $3.144 per share.  Warrant holders include 80,000 held by our CEO and 30,000 held by a director of the Company.  In connection with the closing of this private placement, we issued warrants to purchase 64,408 shares of our common stock at an exercise price of $3.144 per share to our financial advisor for assistance with the private placement.  All of the warrants were immediately exercisable and expired on March 25, 2009.

We have the right to redeem any or all of the outstanding 5% preferred stock at a price of $5.00 per share plus accrued dividends at any time if certain conditions are met.

At December 31, 2008 there are 259,696 shares of our 5% preferred stock outstanding.

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

The 5% dividends accruing on the Series 2 5% preferred stock are required to be paid quarterly on the first business day in March, June, September and December of each year, beginning with June 2005.  The liquidation preference for the preferred stock is an amount equal to $2.50 per share plus any accrued and unpaid dividends.  Holders of our Series 2 5% preferred stock have liquidation preference rights over our 5% preferred stock holders as well as our common stockholders.  The holders of the Series 2 5% preferred stock are not entitled to vote on any matter, except as otherwise required by law or with respect to certain limited matters specified in the certificate of designations.

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

At December 31, 2008 there are 460,000 shares of Series 2 5% preferred stock outstanding.

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

The 5% dividends accruing on the Series 3 5% preferred stock are required to be paid quarterly on the first business day in March, June, September and December of each year, beginning with March 1, 2006.  The liquidation preference for the preferred stock is an amount equal to $2.18 per share plus any accrued and unpaid dividends.  Holders of our Series 3 5% preferred stock have liquidation preference rights over holders of our 5% preferred, Series 2 5% preferred stock and common stock.  The holders of the Series 3 5% preferred stock are not entitled to vote on any matter, except as otherwise required by law or with respect to certain limited matters specified in the certificate of designations.

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

Holders of Series 3 5% preferred stock have the right to require us to redeem any or all of the their shares upon the occurrence of certain events within the Company’s control that are defined in the certificate of designation at a price equal the sum of (1) the greater of $2.834 and the product of the volume weighted average price of our common stock on the trading day immediately preceding the event multiplied by $2.18 divided by the conversion price then in effect plus (2) any accrued but unpaid dividends on the Series 3 5% preferred stock plus (3) all liquidated damages or other amounts payable to the holders of Series 3 5% preferred stock.

During 2007, 114,679 shares of Series 3 5% preferred stock were converted into 114,679 shares of our common stock.  There were no shares of Series 3 5% preferred stock converted to common stock during 2008.  At December 31, 2008 there are 354,056 shares of Series 3 5% preferred stock outstanding.

Dividends Payable

During the fiscal year ended December 31, 2008, we accrued $64,000 in dividends to the holders of our 5% Preferred Stock, $57,000 in dividends to the holders of our Series 2 5% Preferred Stock and $40,000 in dividends to the holders of our Series 3 5% Preferred Stock.  As of December 31, 2008, we have $187,000 in accrued and unpaid dividends included in other current liabilities.  Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.  We have not had net profits for the last two fiscal years and did not have sufficient capital surplus, defined as the amount by which our net assets exceed our stated capital, based on par value of our outstanding shares as provided by Delaware law.  These dividends continue to accrue on all our outstanding shares of preferred stock, regardless of whether we are legally able to pay them.  Because we were unable to pay dividends on our preferred stock, we began accruing an additional late fee penalty of 18% per annum on the unpaid dividends for the Series 2 Preferred Stock and Series 3 Preferred Stock.  Total penalties accrued during 2008 were approximately $5,000.  Our CEO and one member of our Board of Directors have waived the late fee penalty so we have recorded approximately $2,000 as contributed capital during 2008 related to these waivers.  In addition to this late penalty, the holders of our Series 2 Preferred Stock and Series 3 Preferred Stock could elect to present us with written notice of our failure to pay dividends as scheduled, in which case we would have 45 days to cure such a breach.  In the event that we failed to cure the breach, the holders of these shares of preferred stock would then have the right to require us to redeem their shares of preferred stock for a cash amount calculated in accordance with their respective certificates of designation.  If we were required to redeem all shares of Series 2 Preferred Stock and Series 3 Preferred Stock as of December 31, 2008, the aggregate redemption price we would owe would be $2.0 million.

11. Common Stock Private Placement

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

12. Concentrations

Our operations are concentrated in one area—security software/entity identification.  Sales to the U.S. Government through direct and indirect channels totaled 86.2% of total revenues for 2008 and 73.2% of total revenues for 2007.  During 2008 approximately 73.1% of total revenues are attributable to two government customers.  During 2007 approximately 66.5% of total revenues are attributable to two government customers.  There were no individual commercial customers in 2008 or 2007 that exceeded 10% of total revenues for that year.  Our similar product and service offerings are not viewed as individual segments, as our management analyzes the business as a whole and expenses are not allocated to each product offering.

13.  Subsequent Event

On March 19, 2009 the Company entered into an unsecured revolving promissory note to borrow up to $700,000 from G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer.  This replaces the note secured by the Company on November 7, 2008 (NOTE 7).  Under the terms of the note, the Company may borrow, repay and reborrow on the loan as needed up to an outstanding principal balance due of $700,000 at any given time until March 31, 2010.