Form 10-Q
period 2009-03-31
INTRUSION INC
filed 2009-05-14
CIK 736012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

* * * * * * * * * *

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (paragraph 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on April 30, 2009 was 11,638,405.

INTRUSION INC.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	March 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$174	$554
Accounts receivable	200	341
Inventories, net	16	20
Prepaid expenses	61	56
Total current assets	451	971
Property and equipment, net	152	169
Other assets	39	39
TOTAL ASSETS	$642	$1,179

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$487	$538
Loan payable to officer	630	480
Dividends payable	234	187
Deferred revenue	750	1,090
Total current liabilities	2,101	2,295

Stockholders’ Deficit:
Preferred stock, $0.01 par value: Authorized shares — 5,000
Series 1 shares issued and outstanding — 260
Liquidation preference of $1,396 as of March 31, 2009	918	918
Series 2 shares issued and outstanding — 460
Liquidation preference of $1,227 as of March 31, 2009	724	724
Series 3 shares issued and outstanding — 354
Liquidation preference of $824 as of March 31, 2009	504	504
Common stock, $0.01 par value:
Authorized shares — 80,000
Issued shares — 11,648
Outstanding shares — 11,638	116	116
Common stock held in treasury, at cost — 10 shares	(362)	(362)
Additional paid-in capital	55,422	55,443
Accumulated deficit	(58,602)	(58,280)
Accumulated other comprehensive loss	(179)	(179)
Total stockholders’ deficit	(1,459)	(1,116)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$642	$1,179

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended
	March 31, 2009	March 31, 2008
Net product revenue	$761	$299
Net customer support and maintenance revenue	95	163
Total revenue	856	462
Cost of product revenue	271	174
Cost of customer support and maintenance revenue	5	5
Total cost of revenue	276	179

Gross profit	580	283

Operating expenses:
Sales and marketing	264	371
Research and development	366	516
General and administrative	260	265

Operating loss	(310)	(869)

Interest expense, net	(12)	(6)

Loss before income tax provision	(322)	(875)

Income tax provision	—	—

Net loss	$(322)	$(875)

Preferred stock dividends accrued	(40)	(40)
Net loss attributable to common stockholders	$(362)	$(915)

Net loss per share attributable to common stockholders, basic and diluted	$(0.03)	$(0.08)

Weighted average common shares outstanding, basic and diluted	11,638	11,638

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31, 2009	March 31, 2008
Operating Activities:
Net loss	$(322)	$(875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17	12
Stock-based compensation	17	5
Changes in operating assets and liabilities:
Accounts receivable	141	(53)
Inventories	4	24
Prepaid expenses and other assets	(5)	11
Accounts payable and accrued expenses	(42)	(33)
Deferred revenue	(340)	21
Net cash used in operating activities	(530)	(888)
Financing Activities:
Net activity under line of credit	—	(86)
Borrowings from officer	150	705
Net cash provided by financing activities	150	619

Net decrease in cash and cash equivalents	(380)	(269)
Cash and cash equivalents at beginning of period	554	362
Cash and cash equivalents at end of period	$174	$93

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:

Preferred stock dividends accrued	$40	$40

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Description of Business

We develop, market and support a family of entity identification, regulated information compliance, data privacy protection, data leak prevention and network intrusion prevention/detection products.  Our product families include:  TraceCop™ for identity discovery and disclosure, Compliance Commander™ for regulated information compliance and leak protection and data privacy protection, and Intrusion SecureNet™ for network intrusion prevention and detection.  Our products help protect critical information assets by quickly detecting, protecting, analyzing and reporting attacks or misuse of classified, private and regulated information for government and enterprise networks.

Our TraceCop products include:  (1) data bases containing IP addresses which are continually updated and used in the determination of the origination of cyber based attacks or other cyber based crimes; (2) analysis software used for the location of cyber based attacks and (3) data collected relative to the location of the crimes.

We market and distribute our products through a direct sales force to end-users, distributors and system integrators, managed service providers and value-added resellers. Our end-user customers include U.S. federal government entities, banks, credit unions, other financial institutions, foreign government entities and local government entities, hospitals and other healthcare providers, and academic institutions.  Essentially, our end-users can be defined as ‘any end-users requiring network security solutions for protecting their mission critical data’.

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

As of March 31, 2009, we had cash and cash equivalents of approximately $174,000, down from approximately $554,000 as of December 31, 2008 and a working capital deficit totaling $1.65 million.  We used $530,000 of cash in operations in the first quarter 2009 and operating cash outflows may continue in 2009.  As of March 31, 2009, in addition to cash and cash equivalents of $174,000, we had $18 thousand in funding available under our $2.5 million line of credit at Silicon Valley Bank, $70,000 available borrowings on our note from G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer, and $1.5 million funding available from a written commitment to invest up to $1.5 million from G. Ward Paxton.  Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have  sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through Company profits, our line of credit, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

2.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The December 31, 2008 balance sheet was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States.  However, we believe that the disclosures are adequate to make the information presented not misleading.  In our opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  The results of operations for the three month period ending March 31, 2009 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period.  The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2008, filed with the commission on March 27, 2009.

3.     Inventories (In thousands)

	March 31, 2009	December 31, 2008

Inventories consist of:

Finished goods	$66	$67
Demonstration systems	2	5
Reserve for obsolete inventory	(52)	(52)
Net inventory	$16	$20

4.    Loan Payable to Officer

On January 30, 2008, we entered into a revolving promissory note to borrow up to $700,000 from G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer.    Under the terms of the note, the Company may borrow, repay and reborrow on the loan as needed up to an outstanding principal amount of $700,000 at any date.  All outstanding principal and accrued but unpaid interest were originally due on December 31, 2008 but were extended on March 19, 2009 to mature on March 31, 2010.  As of March 31, 2009 we had borrowings of $630,000 outstanding under from the note with accrued interest payable of $7,000.  On March 20, 2008, we received a written commitment from our Chief Executive Officer to invest up to an additional $1,500,000 in the Company until March 2009, should such funding be required by the Company.  This commitment to continue to advance additional funds as needed was extended on November 7, 2008 to mature in March 2010.  Amounts the Company borrows under the note and the commitment accrue interest at a floating rate per annum equal to the announced prime rate of Silicon Valley Bank (“SVB”) plus 1% and are unsecured.

5.     Line of Credit

On March 29, 2006, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”) to establish a $1.0 million line of credit with SVB (the “2006 Credit Line”).  On June 30, 2008, we entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan Agreement”) with SVB to, among other things, replace the 2006 Credit Line with a new $2.5 million line of credit (the “Current Line of Credit”).  Our obligations under the Amended and Restated Loan Agreement are secured by substantially all of our assets, including all of our intellectual property.  Borrowings under the Current Line of Credit are based on advances (each, an “Advance”) against certain of our accounts receivable that are approved by SVB (each an “Eligible Account”).  SVB may make an Advance of up to eighty percent (80%) of each Eligible Account, or such other percentage SVB may determine in its sole discretion.  Each Advance is subject to a finance charge calculated as a daily rate that is based on a 360-day annual rate of (a) the greater of the prime rate or 5.25%, plus (b) 1.5% or 2.0%, depending on certain qualifying financial factors specified in the Amended and Restated Loan Agreement.  Finance charges are payable at the same time its related Advance is due.  Each Advance is also subject to a monthly collateral handling fee of 0.25% or 0.5% of all outstanding Advances, depending on certain qualifying financial factors specified in the Amended and Restated Loan Agreement.  The collateral handling fee is payable at the same time its related Advance is due.  Each Advance must be repaid at the earliest of (a) the date that the Eligible Account related to the Advance is paid, (b) the date the Eligible Account is no longer eligible under the Amended and Restated Loan Agreement, or (c) the date on which any “Adjustment” (as defined in the Amended and Restated Loan Agreement) is asserted to the Eligible Account.  On June 29, 2009, the Amended and Restated Loan Agreement terminates and all outstanding advances, accrued but unpaid finance charges, outstanding collateral handing fees, and other amounts become due under the Amended and Restated Loan Agreement and related documents.  We have certain non-financial and financial covenants, including a liquidity coverage ratio and a rolling EBITDA computation, as defined in the Loan Agreement.  We have no borrowings outstanding under the Current Line of Credit as of March 31, 2009 and had borrowings available of $18,000.

6.     Accounting for Stock-Based Compensation

During the three month periods ended March 31, 2009 and 2008, the Company granted 476,000 and 427,000, respectively, stock options to employees and directors.  The Company recognized $17,000 and $5,000, respectively, stock-based compensation expense for the three month periods ended March 31, 2009 and 2008.

Valuation Assumptions

The fair values of employee and director option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	For Three Months Ended March 31, 2009	For Three Months Ended March 31, 2008

Weighted average grant date fair value	$0.26	$0.17
Weighted average assumptions used:
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	1.9%	2.6%
Expected volatility	163.0%	107.0%
Expected life (in years)	4.9	5.0

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

7.     Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period.  Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period.  Our common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding options and warrants.  The aggregate number of common stock equivalents excluded from the diluted loss per share calculation for the periods ended March 31, 2009 and 2008 are 4,058,737 and 4,248,628, respectively.  Our common stock equivalents are not included in the diluted loss per share for the three month periods ended March 31, 2009 and 2008, as they are antidilutive.

8.    Concentrations

Our operations are concentrated in one area—security software/entity identification.  Sales to the U.S. Government through direct and indirect channels totaled 89.3% of total revenues for the first quarter of 2009 compared to 59.6% of total revenues the first quarter of 2008.  During the first quarter of 2009 approximately 84.3% of total revenues are attributable to two government customers compared to approximately 56.6% of total revenues attributable to two government customers in the first quarter of 2008.  There were no individual commercial customers in the first quarter of 2009 or 2008 that exceeded 10% of total revenues for that quarter.  Our similar product and service offerings are not viewed as individual segments, as our management analyzes the business as a whole and expenses are not allocated to each product offering.

9.     Commitments and Contingencies

We are subject to legal proceedings and claims that arise in the ordinary course of business.  We do not believe that the outcome of those matters will have a material adverse affect on our consolidated financial position, operating results or cash flows.  However, there can be no assurance such legal proceedings will not have a material impact.

10.  Dividends Payable

During the quarter ended March 31, 2009, we accrued $16,000 in dividends to the holders of our 5% Preferred Stock, $14,000 in dividends to the holders of our Series 2 5% Preferred Stock and $10,000 in dividends to the holders of our Series 3 5% Preferred Stock.  As of March 31, 2009, we have $234,000 in accrued and unpaid dividends included in other current liabilities.  Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.  We have not had net profits for the last two fiscal years and did not have sufficient capital surplus, defined as the amount by which our net assets exceed our stated capital, based on par value of our outstanding shares as provided by Delaware law.  These dividends continue to accrue on all our outstanding shares of preferred stock, regardless of whether we are legally able to pay them.  Because we were unable to pay dividends on our preferred stock, we began accruing an additional late fee penalty of 18% per annum on the unpaid dividends for the Series 2 Preferred Stock and Series 3 Preferred Stock.  Total penalties accrued during the quarter ended March 31, 2009 were approximately $3,000.  Our CEO and one member of our Board of Directors, who own preferred stock, have waived the late fee penalty so we have recorded approximately $2,000 as contributed capital during the quarter related to these waivers.  In addition to this late penalty, the holders of our Series 2 Preferred Stock and Series 3 Preferred Stock could elect to present us with written notice of our failure to pay dividends as scheduled, in which case we would have 45 days to cure such a breach.  In the event that we failed to cure the breach, the holders of these shares of preferred stock would then have the right to require us to redeem their shares of preferred stock for a cash amount calculated in accordance with their respective certificates of designation.  If we were required to redeem all shares of Series 2 Preferred Stock and Series 3 Preferred Stock as of April 30, 2009, the aggregate redemption price we would owe would be $2.1 million.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q, including, without limitation, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (The “Exchange Act”). Such forward-looking statements are generally accompanied by words such as “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate,” “may” or other words that convey uncertainty of future events or outcomes.  These statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations, which we describe in more detail elsewhere in this Quarterly Report on Form 10-Q  under the heading “Factors That May Affect Future Results of Operations,” and in our 2008 Annual Report on Form 10-K in “Item 1 — Description of Business” include, but are not limited to:

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

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. These forward-looking statements and other statements made elsewhere in this report are made in reliance on the Private Securities Litigation Reform Act of 1995.  Any forward-looking statement you read in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.  The section below entitled “Factors That May Affect Future Results of Operations” sets forth and incorporates by reference certain factors that could cause actual future results of the Company to differ materially from these statements.

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

Revenue Recognition

We generally recognize product revenue upon shipment or delivery of product. Product revenue includes TraceCop sales of data bases and data base updates.  We accrue for estimated warranty costs and sales returns at the time of shipment based on our experience. Revenue from maintenance contracts is deferred and recognized over the contractual period the services are performed, generally one year.  There is a risk that technical issues on new products could result in unexpected warranty costs and returns.  However, as we migrate to more of a software-based business model, the warranty costs should continue to decline.  To the extent that they do decline, our warranty reserve from current sales will decrease.  To the extent that our warranty costs exceed our expectations, we will increase our warranty reserve to compensate for the additional expense expected to be incurred.  We review these estimates periodically and determine the appropriate reserve percentage.  However, to date, warranty costs and sales returns have not been material.  Historically, our estimates for these items have not differed materially from actual results.  Significant or subjective estimates associated with our revenue recognition policy include our estimate of warranty cost and sales returns.

An insignificant portion of our revenue is related to licensing of our software products.  We recognize this revenue in accordance with Statement of Position (“SOP”) No. 97-2 “Software Revenue Recognition”, SOP 98-9 “Modification of 97-2, Software Revenue Recognition, with respect to certain transactions” and Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.  We defer and recognize maintenance and support revenue over the term of the contract period, which is generally one year.

We generally recognize service revenue upon delivery of the contracted service.  Service revenue, primarily including maintenance, training and installation, are recognized upon delivery of the service and typically are unrelated to product sales.  These services are not essential to the functionality of the delivered product.  To date, training and installation revenue has not been material.

Cash collected in advance of product delivery or services being provided are deferred and recognized when all other revenue recognition criteria are met.

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

	Three Months Ended
	March 31, 2009	March 31, 2008
Net product revenue	88.9%	64.7%
Net customer support and maintenance revenue	11.1	35.3
Total revenue	100.0	100.0
Cost of product revenue	31.7	37.6
Cost of customer support and maintenance revenue	0.6	1.2
Total cost of revenue	32.3	38.8
Gross profit	67.7	61.2
Operating expenses:
Sales and marketing	30.9	80.3
Research and development	42.8	111.5
General and administrative	30.3	57.4

Operating loss	(36.3)	(188.0)

Interest expense, net	(1.3)	(1.2)
Loss before income tax provision	(37.6)	(189.2)

Income tax provision	—	—

Net loss	(37.6)%	(189.2)%
Preferred stock dividends accrued	(4.6)	(8.7)

Net loss attributable to common stockholders	(42.2)%	(197.9)%

	Three Months Ended
	March 31, 2009	March 31, 2008
Domestic revenues	96.9%	84.6%
Export revenues to:
Europe	2.8	14.0
Canada	0.0	0.1
Asia	0.1	0.9
Latin America	0.2	0.4

Net revenues	100.0%	100.0%

Net Revenues.  Net revenues for the quarter ended March 31, 2009 were $0.9 million, compared to $0.5 million for the same period in 2008.  Product revenues increased $0.5 million for the quarter ended March 31, 2009, compared to the same period in 2008.  Increased product revenues are due to an increase in sales of our TraceCop product line.  TraceCop revenues were $0.8 million for the quarter ended March 31, 2009, compared to $0.3 million for the same quarter in 2008.  Substantially all of our revenue for the quarters ended March 31, 2009 and 2008 were derived from TraceCop sales.  Customer support and maintenance revenue decreased $68 thousand for the quarter ended March 31, 2009 compared to the same period in 2008.  This decrease was due to the current sales mix with a high concentration of government sales not requiring a maintenance contract.

Concentration of Revenues.  Revenues from sales to various U.S. government entities totaled $0.8 million, or 89.3% of revenues, for the quarter ended March 31, 2009 compared to $0.3 million, or 59.6% of revenues, for the same period in 2008.  Although we expect our concentration of revenues to vary among customers in future periods depending upon the timing of certain sales, we anticipate that sales to government customers will continue to account for a significant portion of our revenues in future periods.  Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including, without limitation, potential disruption to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience.  Although we do not anticipate that any of our revenues with government customers will be renegotiated, a large number of cancelled or renegotiated government orders could have a material adverse effect on our financial results.  Currently, we are not aware of any proposed cancellation or renegotiation of any of our existing arrangements with government entities and, historically, government entities have not cancelled or renegotiated orders which had a material adverse effect on our business.

Gross Profit.  Gross profit was $0.6 million or 67.7% of net revenues for the quarter ended March 31, 2009, compared to $0.3 million or 61.2% of net revenues for the quarter ended March 31, 2008.  Gross profit on product revenues for the quarter ended March 31, 2009, trended to 64.4% from 41.8% for the quarter ended March 31, 2008 mainly due to an increase in net revenues and/or decreases in fixed costs.  Gross profit on customer support and maintenance revenues for the quarter ended March 31, 2009, trended to 94.5% from 96.6% for the quarter ended March 31, 2008.  Gross profit as a percentage of net revenues is impacted by several factors, including shifts in product mix, changes in channels of distribution, revenue volume and pricing strategies.

Sales and Marketing.  Sales and marketing expenses decreased to $0.3 million for the quarter ended March 31, 2009, compared to $0.4 million for the quarter ended March 31, 2008, primarily due to a planned reduction in sales and marketing personnel and related expenses.  Sales and marketing expenses may vary in the future.  However, we believe that these costs will remain relatively constant through the end of 2009, although expenses may be increased if we achieve increases in revenue.

Research and Development.  Research and development expenses decreased to $0.4 million for the quarter ended March 31, 2009 compared to $0.5 million for the quarter ended March 31, 2008.  Research and development costs are expensed in the period incurred.  Research and development expenses decreased in the three months ended March 31, 2009, compared to the same periods in 2008 primarily due to shifts from research and development expenses to cost of sales in relation to engineering contract jobs.  Research and development expenses may vary in the future; however, we believe that these costs will remain relatively constant through the end of 2009, although expenses may be increased if we achieve increases in revenue.

General and Administrative.  General and administrative expenses remained constant at $0.3 million for the quarter ended March 31, 2009 compared to $0.3 million for the quarter ended March 31, 2008.  It is expected that general and administrative expenses will remain relatively constant throughout the remainder of 2009, although expenses may be increased if we achieve increases in revenue.

Interest.  Net interest expense increased to $12 thousand for the quarter ended March 31, 2009 compared to $6 thousand interest expense for the same period in 2008.  The increase in interest expense was primarily due to an increase in interest expenses related to borrowings from a loan payable to an officer and penalty interest expense accrued for preferred shareholders.  Net interest expense may vary in the future based on our level of borrowing, which will be affected by our cash flow, operating income and capital expenditures.

Liquidity and Capital Resources

Our principal source of liquidity at March 31, 2009 is approximately $ 174 thousand of cash and cash equivalents.  At March 31, 2009, we had a working capital deficiency of $1.65 million compared to a $1.3 million deficiency at March 31, 2008.

Cash used in operations for the three months ended March 31, 2009 was $0.5 million, primarily due to a net loss of $322 thousand, a decrease in deferred revenue of $340 thousand, a decrease in accounts payable and accrued expenses of $42 thousand, and an increase in prepaid expenses and other assets of $5 thousand.  This cash decrease was partially offset by depreciation expense of $17 thousand, stock-based compensation of $17 thousand, a decrease in accounts receivable of $141 thousand, and a decrease in inventories of $4 thousand.  Cash used in operations for the three months ended March 31, 2008 was $0.9 million, primarily due to a net loss of $0.9 million, an increase in accounts receivable of $53 thousand and a decrease in accounts payable and accrued expenses of $33 thousand.  This cash decrease was partially offset by depreciation expense of $12 thousand, stock-based compensation of $5 thousand, a decrease in inventories of $24 thousand, a decrease in prepaid expenses and other assets of $11 thousand, and an increase in deferred revenue of $21 thousand.   Future fluctuations in inventory balances, accounts receivable and accounts payable will be dependent upon several factors, including, but not limited to, quarterly sales, our strategy in building inventory in advance of receiving orders from customers, and the accuracy of our forecasts of product demand and component requirements.

Cash provided by financing activities in the three months ended March 31, 2009 was $150 thousand, primarily consisting of the proceeds from a promissory note from our Chief Executive Officer, G. Ward Paxton, compared to cash provided by financing activities in the three months ended March 31, 2008 of $0.6 million, primarily consisting of the proceeds from the issuance of a promissory note for $0.7 million and payments on the line of credit of $86 thousand.

At March 31, 2009, the Company did not have any material commitments for capital expenditures.

During the three months ended March 31, 2009, the Company funded its operations through the use of cash and cash equivalents, and borrowings of $150 thousand from our CEO, G. Ward Paxton.

On March 29, 2006, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”) to establish a $1.0 million line of credit with SVB (the “2006 Credit Line”).  On June 30, 2008, we entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan Agreement”) with SVB to, among other things, replace the 2006 Credit Line with a new $2.5 million line of credit (the “Current Line of Credit”).  Our obligations under the Amended and Restated Loan Agreement are secured by substantially all of our assets, including all of our intellectual property.  Borrowings under the Current Line of Credit are based on advances (each, an “Advance”) against certain of our accounts receivable that are approved by SVB (each an “Eligible Account”).  SVB may make an Advance of up to eighty percent (80%) of each Eligible Account, or such other percentage SVB may determine in its sole discretion.  Each Advance is subject to a finance charge calculated as a daily rate that is based on a 360-day annual rate of (a) the greater of the prime rate or 5.25%, plus (b) 1.5% or 2.0%, depending on certain qualifying financial factors specified in the Amended and Restated Loan Agreement.  Finance charges are payable at the same time its related Advance is due.  Each Advance is also subject to a monthly collateral handling fee of 0.25% or 0.5% of all outstanding Advances, depending on certain qualifying financial factors specified in the Amended and Restated Loan Agreement.  The collateral handling fee is payable at the same time its related Advance is due.  Each Advance must be repaid at the earliest of (a) the date that the Eligible Account related to the Advance is paid, (b) the date the Eligible Account is no longer eligible under the Amended and Restated Loan Agreement, or (c) the date on which any “Adjustment” (as defined in the Amended and Restated Loan Agreement) is asserted to the Eligible Account.  On June 29, 2009, the Amended and Restated Loan Agreement terminates and all outstanding advances, accrued but unpaid finance charges, outstanding collateral handing fees, and other amounts become due under the Amended and Restated Loan Agreement and related documents.  We have certain non-financial and financial covenants, including a liquidity coverage ratio and a rolling EBITDA computation, as defined in the Loan Agreement.  We have no borrowings outstanding under the Current Line of Credit as of March 31, 2009 and had borrowings available of $18 thousand.

As of March 31, 2009, we had cash and cash equivalents of approximately $174,000, down from approximately $554,000 as of December 31, 2008 and a working capital deficit totaling $1.65 million.  We used $530,000 of cash in operations in the first quarter 2009 and operating cash outflows may continue in 2009.  If we were required to redeem all shares of our Series 2 preferred Stock and Series 3 Preferred Stock, the aggregate redemption price would be approximately $2.1 million.  As of March 31, 2009, in addition to cash and cash equivalents of $174,000, we had $18 thousand in funding available under our $2.5 million line of credit at Silicon Valley Bank, $70,000 available borrowings on our note from G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer, and $1.5 million funding available from a written commitment to invest up to $1.5 million from G. Ward Paxton.  Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have  sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through Company profits, our line of credit, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

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

Item 4T.                        CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(f) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009 and concluded that the disclosure controls and procedures were effective.

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.      RISK FACTORS

Factors That May Affect Future Results of Operations

We are providing the following information regarding changes that have occurred to previously disclosed risk factors from our Annual Report on Form 10-K for the year ended December 31, 2008.  In addition to the other information set forth below and elsewhere in this report, you should consider the factors discussed under the heading “Factors That May Affect Future Results of Operations” in our Form 10-K for the year ended December 31, 2008.  The risks described in our Quarterly Reports on Form 10-Q are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our cash, cash equivalents, and investments decreased from $554 thousand at December 31, 2008 to $ 176 thousand at March 31, 2009.  If net cash outflows continue, we may not have sufficient cash to operate our business and may not be able to maintain certain liquidity requirements.  Additional debt and equity offerings to fund future operations may not be available and, if available, may significantly dilute the value of our currently outstanding common stock.

As of March 31, 2009, we had cash and cash equivalents of approximately $174,000, down from approximately $554,000 as of December 31, 2008 and a working capital deficit totaling $1.65 million.  We used $530,000 of cash in operations in the first quarter 2009 and operating cash outflows may continue in 2009.  As of March 31, 2009, in addition to cash and cash equivalents of $174,000, we had $18 thousand in funding available under our $2.5 million line of credit at Silicon Valley Bank, $70,000 available borrowings on our note from G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer, and $1.5 million funding available from a written commitment to invest up to $1.5 million from G. Ward Paxton.  Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have  sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through Company profits, our line of credit, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

We had a net loss of $0.3 million for the quarter ended March 31, 2009 and have an accumulated deficit of $58.6 million as of March 31, 2009.  To achieve profitability, we must continue to generate greater revenue levels.

For the quarter ended March 31, 2009, we incurred a net loss of $0.3 million and had an accumulated deficit of approximately $58.6 million as of March 31, 2009, compared to a net loss of $0.9 million and an accumulated deficit of approximately $58.3 million as of March 31, 2008.  We need to generate and sustain substantially greater revenues from the sales of our products if we are to achieve profitability.  If we are unable to achieve these greater revenues, our losses will continue for the near term and possibly longer, and we may never achieve or sustain profitability or generate positive cash flow from operations.

If our newer products do not achieve market acceptance, our revenues may decline.

Our new entity identification products, regulated information compliance systems and network security products have only been in the market place for a limited period of time and may have longer sales cycles than our previous products.  Accordingly, we may not achieve the meaningful revenue growth needed to sustain operations.  We can provide no assurances that sales of our newer products will continue to grow or generate sufficient revenues to sustain our business.  If we are unable to recognize revenues due to longer sales cycles or other problems, our results of operations will be adversely affected, perhaps materially.

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

A large percentage of our revenues result from sales to U.S. government entities.  If we were to lose one or more of these key relationships, our revenues could decline and our business and prospects may be materially harmed. We expect that even if we are successful in developing relationships with non-governmental customers, our revenues will continue to be concentrated among government entities. For the quarter ended March 31, 2009, sales to U.S. government entities collectively accounted for 89.3% of our revenues, compared to 59.6% of our revenues as of March 31, 2008.  The loss of any of these key relationships may send a negative message to other U.S. government entities or non-governmental customers concerning our product offering.  We cannot assure you that U.S. government entities will be customers of ours in future periods or that we will be able to diversify our customer portfolio to adequately mitigate the risk of loss of any of these customers.

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

We derived 43.9% of revenue in the first quarter of 2009 through indirect channels of mainly government resellers, compared to 16.2% of our revenues as of March 31, 2008.   We must expand our sales through these indirect channels in order to increase our revenues.  We cannot assure you that our products will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues.  Further, many of our competitors are also trying to sell their products through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our products.

The payment of accrued dividends on our preferred stock may strain our cash resources.

On March 25, 2004, we completed a $5,000,000 private placement pursuant to which we issued 1,000,000 shares of our 5% Convertible Preferred Stock (the “Series 1 Preferred Stock”) and warrants to acquire 556,619 shares of our common stock.  The conversion price for the Series 1 Preferred Stock and the exercise price of the warrants is $3.144 per share.  As of April 30, 2009, there were 259,696 shares of the Series 1 Preferred Stock outstanding, representing approximately 413,003 shares of common stock upon conversion.

On March 28, 2005, we completed a $2,663,000 private placement pursuant to which we issued 1,065,200 shares of our Series 2 5% Convertible Preferred Stock (the “Series 2 Preferred Stock”) and warrants to acquire 532,600 shares of our common stock.  The conversion price for the Series 2 Preferred Stock is $2.50 per share and the exercise price of the warrants is $2.77 per share.  As of April 30, 2009, there were 460,000 shares of the Series 2 Preferred Stock outstanding, representing 460,000 shares of common stock upon conversion.

On December 2, 2005, we completed a $1,230,843 private placement pursuant to which we issued 564,607 shares of our Series 3 5% Preferred Stock (the “Series 3 Preferred Stock”) and warrants to acquire 282,306 shares of our common stock.  The preferred shares may be converted into 564,607 shares of common stock at an initial conversion price of $2.18 per share, and the warrants may be exercised at a price of $0.40 per share during the five-year period commencing on June 2, 2006.  As of April 30, 2009, there were 354,056 shares of Series 3 Preferred Stock outstanding, representing 354,056 shares of common stock upon conversion.

We have been unable to pay scheduled dividends on shares of our preferred stock, and the continued failure to make such payments has resulted in late penalty payments and could potentially result in additional consequences, some of them material.

During the quarter ended March 31, 2009, we accrued $16,000 in dividends to the holders of our 5% Preferred Stock, $14,000 in dividends to the holders of our Series 2 5% Preferred Stock and $10,000 in dividends to the holders of our Series 3 5% Preferred Stock.  At March 31, 2009, we have dividends accrued of $97,000 related to our 5% Preferred Stock, $81,000 related to our Series 2 5% Preferred Stock and $56,000 related to our Series 3 5% Preferred Stock.  Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.  We have not had net profits for the last two fiscal years and as of the quarter ended March 31, 2009, did not have sufficient capital surplus, defined as the amount by which our net assets exceed our stated capital, based on par value of our outstanding shares as provided by Delaware law.  We cannot assure you that our net assets will exceed our stated capital or that we will have net profits in order to pay these dividends in the future.  These dividends continue to accrue on all our outstanding shares of preferred stock, regardless of whether we are legally able to pay them.  Because we were unable to pay dividends on our preferred stock, we began accruing an additional late fee penalty of 18% per annum on the unpaid dividends for the Series 2 Preferred Stock and Series 3 Preferred Stock.  Our CEO and outside board member that are invested in Series 2 and Series 3 Preferred Stock have waived the late fee penalty.  In addition to this late penalty, the holders of our Series 2 Preferred Stock and Series 3 Preferred Stock could elect to present us with written notice of our failure to pay dividends as scheduled, in which case we would have 45 days to cure such a breach.  In the event that we failed to cure the breach, the holders of these shares of preferred stock would then have the right to require us to redeem their shares of preferred stock for a cash amount calculated in accordance with their respective certificates of designation.  If we were required to redeem all shares of Series 2 Preferred Stock and Series 3 Preferred Stock as of April 30, 2009, the aggregate redemption price we would owe would be $2.1 million.

You will experience substantial dilution upon the conversion or redemption of the shares of preferred stock and the exercise of warrants that we issued in our recent private placements or in the event we raise additional funds through the issuance of new shares of our common stock or securities convertible or exercisable into shares of common stock.

On April 30, 2009, we had 11,638,405 shares of common stock outstanding.  Upon conversion of all outstanding shares of preferred stock and exercise of the outstanding warrants, we will have 13,768,291 shares of common stock outstanding, approximately a 25.0% increase in the number of shares of our common stock outstanding.

Further, the occurrence of certain events could entitle holders of our Series 2 Preferred Stock and Series 3 Preferred Stock to require us to redeem their shares for a certain number of shares of our common stock.  Assuming (i) we have paid all liquidated damages and other amounts to the holders, (ii) incurred accrued but unpaid dividends on April 30, 2009 of $137,000, (iii) a volume weighted average price of $0.23, which was the ten-day volume weighted average closing price of our common stock on April 30, 2009, and (iv) our 11,638,405 shares of common stock outstanding on April 30, 2009, upon exercise of their redemption right by the holders of the Series 3 Preferred Stock and the Series 2 Preferred Stock, we would be obligated to issue approximately 15,295,042 shares of our common stock.  This would represent an increase of approximately 131% in the number of shares of our common stock as of April 30, 2009.

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

The holders of the shares of our 5% Preferred Stock and warrants we issued in connection with the sale of our 5% Preferred Stock may freely convert their shares of preferred stock and exercise their warrants and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of April 30, 2009, 740,304 shares of our 5% Preferred Stock had converted into 1,177,327 shares of common stock.

The holders of the shares of Series 2 5% Preferred Stock and warrants we issued in connection with the sale of our Series 2 Preferred Stock may freely convert their shares of preferred stock and exercise their warrants and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of April 30, 2009, 605,200 shares of Series 2 Preferred Stock had converted into 605,200 shares of common stock.

The holders of the shares of Series 3 5% Preferred Stock and warrants we issued in connection with the sale of our Series 3 Preferred Stock, may freely convert their shares of Series 3 Preferred Stock and exercise their warrants and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of April 30, 2009, 210,551 shares of Series 3 Preferred Stock had converted into 210,551 shares of common stock.

For the four weeks ended on April 30, 2009, the average daily trading volume of our common stock on The OTCBB was 869 shares.  Consequently, if holders of preferred stock or warrants elect to convert their remaining shares or exercise their warrants and sell a material amount of their underlying shares of common stock on the open market, the increase in selling activity could cause a decline in the market price of our common stock.  Furthermore, these sales, or the potential for these sales, could encourage short sales, causing additional downward pressure on the market price of our common stock.

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

As of April 30, 2009, our executive officers, directors and preferred stockholders beneficially own approximately 39% of our voting power.  As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us.  These stockholders may use their influence to approve or take actions that may be adverse to your interests.  Further, we contemplate the possible issuance of shares of our Common Stock or of securities exercisable or convertible into shares of our Common Stock in the future by our Chief Executive Officer.  Any such issuance will increase the percentage of stock our Chief Executive Officer and our management group beneficially holds.

Item 3.                                Defaults Upon Senior Securities

During the quarter ended March 31, 2009, we accrued 16,000 in dividends to the holders of our 5% Preferred Stock, $14,000 in dividends to the holders of our Series 2 5% Preferred Stock and $10,000 in dividends to the holders of our Series 3 5% Preferred Stock.  At March 31, 2009, we have dividends accrued of $97,000 related to our 5% Preferred Stock, $81,000 related to our Series 2 5% Preferred Stock and $56,000 related to our Series 3 5% Preferred Stock.  Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.  We have not had net profits for the last two fiscal years and as of the quarter ended March 31, 2009, did not have sufficient capital surplus, defined as the amount by which our net assets exceed our stated capital, based on par value of our outstanding shares as provided by Delaware law.  We cannot assure you that our net assets will exceed our stated capital or that we will have net profits in order to pay these dividends in the future.  These dividends continue to accrue on all our outstanding shares of preferred stock, regardless of whether we are legally able to pay them.  Because we were unable to pay dividends on our preferred stock, we began accruing an additional late fee penalty of 18% per annum on the unpaid dividends for the Series 2 Preferred Stock and Series 3 Preferred Stock.  Our CEO and outside board member that are invested in Series 2 and Series 3 Preferred Stock have waived the late fee penalty.  In addition to this late penalty, the holders of our Series 2 Preferred Stock and Series 3 Preferred Stock could elect to present us with written notice of our failure to pay dividends as scheduled, in which case we would have 45 days to cure such a breach.  In the event that we failed to cure the breach, the holders of these shares of preferred stock would then have the right to require us to redeem their shares of preferred stock for a cash amount calculated in accordance with their respective certificates of designation.  If we were required to redeem all shares of Series 2 Preferred Stock and Series 3 Preferred Stock as of April 30, 2009, the aggregate redemption price we would owe would be $2.1 million.

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

INTRUSION INC.

Date: May 14, 2009	/s/ G. Ward Paxton
G. Ward Paxton
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2009	/s/ Michael L. Paxton
Michael L. Paxton
Vice President, Chief Financial Officer, Treasurer & Secretary
(Principal Financial & Accounting Officer)