Form 10-Q
period 2009-06-30
INTRUSION INC
filed 2009-08-12
CIK 736012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Not Applicable

Former name, former address and former fiscal year, if changed since last report)

* * * * * * * * * *

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on July 31, 2009 was 11,704,535.

INTRUSION INC.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$136	$554
Accounts receivable	289	341
Inventories, net	6	20
Prepaid expenses	58	56
Total current assets	489	971
Property and equipment, net	134	169
Other assets	39	39
TOTAL ASSETS	$662	$1,179

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$547	$538
Loan payable to officer	835	480
Dividends payable	276	187
Deferred revenue	416	1,090
Total current liabilities	2,074	2,295

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value: Authorized shares — 5,000
Series 1 shares issued and outstanding — 220 in 2009 and 260 in 2008 Liquidation preference of $1,212 as of June 30, 2009	778	918
Series 2 shares issued and outstanding — 460 Liquidation preference of $1,241 as of June 30, 2009	724	724
Series 3 shares issued and outstanding — 354 Liquidation preference of $834 as of June 30, 2009	504	504
Common stock, $0.01 par value:
Authorized shares — 80,000
Issued shares — 11,715 in 2009 and 11,648 in 2008
Outstanding shares — 11,705 in 2009 and 11,638 in 2008	117	116
Common stock held in treasury, at cost — 10 shares	(362)	(362)
Additional paid-in capital	55,558	55,443
Accumulated deficit	(58,552)	(58,280)
Accumulated other comprehensive loss	(179)	(179)
Total stockholders’ deficit	(1,412)	(1,116)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$662	$1,179

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net product revenue	$1,217	$1,132	$1,977	$1,431
Net customer support and maintenance revenue	75	151	171	315
Total revenue	1,292	1,283	2,148	1,746
Cost of product revenue	429	434	701	608
Cost of customer support and maintenance revenue	4	6	9	12
Total cost of revenue	433	440	710	620

Gross profit	859	843	1,438	1,126

Operating expenses:
Sales and marketing	270	361	534	732
Research and development	251	195	617	710
General and administrative	273	230	532	496

Operating income (loss)	65	57	(245)	(812)

Interest expense, net	(15)	(16)	(26)	(22)

Income (loss) before income tax provision	50	41	(271)	(834)

Income tax provision	—	—	—	—

Net income (loss)	$50	$41	$(271)	$(834)

Preferred stock dividends accrued	(39)	(40)	(78)	(105)
Net income (loss) attributable to common stockholders	$11	$1	$(349)	$(939)

Net income (loss) per share attributable to common stockholders, basic and diluted	$0.00	$0.00	$(0.03)	$(0.08)

Weighted average common shares outstanding:
Basic	11,664	11,638	11,652	11,638
Diluted	13,117	11,638	11,652	11,638

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30, 2009	June 30, 2008
Operating Activities:
Net loss	$(271)	$(834)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35	23
Stock-based compensation	50	29
Changes in operating assets and liabilities:
Accounts receivable	52	(444)
Inventories	14	64
Prepaid expenses and other assets	(2)	10
Accounts payable and accrued expenses	22	(32)
Deferred revenue	(674)	(46)
Net cash used in operating activities	(774)	(1,230)
Financing Activities:
Net activity under line of credit	—	(100)
Borrowings from officer	355	1,180
Proceeds from stock options exercised	1	—
Net cash provided by financing activities	356	1,080

Net decrease in cash and cash equivalents	(418)	(150)
Cash and cash equivalents at beginning of period	554	362
Cash and cash equivalents at end of period	$136	$212

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:

Preferred stock dividends accrued	$74	$106
Series 1 preferred stock converted to common stock	$140	$—

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Description of Business

We develop, market and support a family of entity identification, regulated information compliance, data privacy protection, data leak prevention and network intrusion prevention/detection products.  Our product families include:  TraceCop™ for identity discovery and disclosure, Compliance Commander™ for regulated information compliance, leak protection and data privacy protection, and Intrusion SecureNet™ for network intrusion prevention and detection.  Our products help protect critical information assets by quickly detecting, protecting, analyzing and reporting attacks or misuse of classified, private and regulated information for government and enterprise networks.

Our TraceCop products include:  (1) databases containing IP addresses which are continually updated and used in the determination of the origination of cyber based attacks or other cyber based crimes; (2) analysis software used for the location of cyber based attacks and (3) data collected relative to the location of the crimes.

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

As of June 30, 2009, we had cash and cash equivalents of approximately $136,000, down from approximately $554,000 as of December 31, 2008 and a working capital deficit totaling $1.58 million.  We used $243,000 of cash in operations in the second quarter 2009 and operating cash outflows may continue in 2009 and possibly beyond.  As of June 30, 2009, in addition to cash and cash equivalents of $136,000, we had $177,000 in funding available under our $1.25 million line of credit at Silicon Valley Bank, and $1.4 million funding available from a written commitment to invest up to $1.5 million from G. Ward Paxton, our Chairman, President and Chief Executive Officer (the “CEO”).  Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have  sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through Company profits, our line of credit, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

2.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The December 31, 2008 balance sheet was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States.  However, we believe that the disclosures are adequate to make the information presented not misleading.  In our opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period.  The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2008, filed with the U.S. Securities and Exchange Commission (the

“SEC”) on March 27, 2009.

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of accounts receivable, accounts payable and accrued expenses, and dividends payable approximate their carrying amounts due to the relatively short maturity of these instruments. The carrying value of loans payable to officer also approximates fair value since these instruments bear market rates of interest. None of these instruments are held for trading purposes.

3.     Inventories (In thousands)

	June 30, 2009	December 31, 2008

Inventories consist of:

Finished goods	$57	$67
Demonstration systems	1	5
Reserve for obsolete inventory	(52)	(52)
Net inventory	$6	$20

4.     Loan Payable to Officer

On January 30, 2008, we entered into a revolving promissory note to borrow up to $700,000 from G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer.    Under the terms of the note, the Company may borrow, repay and reborrow on the loan as needed up to an outstanding principal amount of $700,000 at any date.  All outstanding principal and accrued but unpaid interest was originally due on December 31, 2008 but was extended on March 19, 2009 to mature on March 31, 2010.  As of June 30, 2009, we had borrowings of $700,000 outstanding from the note with accrued interest payable of $16,000.  On March 20, 2008, we received a written commitment from our Chief Executive Officer to invest up to an additional $1.5 million in the Company until March 2009, should such funding be required by the Company.  This commitment to continue to advance additional funds as needed was extended on November 7, 2008 to mature in March 2010.  As of June 30, 2009, we had borrowings of $135,000 outstanding under the commitment.  Amounts the Company borrows under the note and the commitment accrue interest at a floating rate per annum equal to the announced prime rate of Silicon Valley Bank (“SVB”) plus 1% and are unsecured.

5.     Line of Credit

On March 29, 2006, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) to establish a $1.0 million line of credit with SVB (the “2006 Credit Line”).  On June 30, 2008, we entered into an Amended and Restated Loan and Security Agreement with SVB to, among other things, replace the 2006 Credit Line with a $2.5 million line of credit (the “2008 Credit Line”).  On June 28, 2009, we entered into the First Amendment to Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with SVB to replace the 2008 Credit Line with a $1.25 million line of credit (the “Current Line of Credit”).  Our obligations under the Loan Agreement are secured by substantially all of our assets, including all of our intellectual property.  In addition, G. Ward Paxton, the Company’s Chief Executive Officer, has established a Guaranty Agreement with SVB for all outstanding balances under the Current Line of Credit.  Borrowings under the Current Line of Credit are based on advances (each an “Advance”) against certain of our accounts receivable that are approved by SVB (each an “Eligible Account”).  SVB may make an Advance of up to eighty percent (80%) of each Eligible Account, or such other percentage SVB may determine in its sole discretion.  Each Advance is subject to a finance charge calculated as a daily rate that is based on a 360-day annual rate of the greater of the prime rate or 5.25%, plus 2.0%.  Finance charges are payable at the same time its related Advance is due.  Each Advance is also subject to a monthly collateral handling fee of 0.5% of all outstanding Advances, depending on certain qualifying financial factors specified in the Loan Agreement.  The collateral handling fee is payable at the same time its related Advance is due.  Each Advance must be repaid at the earliest of (a) the date that the Eligible Account related to the Advance is paid, (b) the date the Eligible Account is no longer eligible under the Amended and Restated Loan Agreement, or (c) the date on which any “Adjustment” (as defined in the Loan Agreement) is asserted to the Eligible Account.  On June 27, 2010, the Loan Agreement terminates and all outstanding Advances, accrued but unpaid finance charges, outstanding collateral handing fees, and other amounts become due under the Amended and Restated Loan Agreement and related documents.  We have certain non-financial and financial covenants, including a liquidity coverage ratio and a rolling EBITDA computation, as defined in the Loan Agreement.  We have no borrowings outstanding under the Current Line of Credit as of June 30, 2009 and had borrowings available of $177,000.

6.     Accounting for Stock-Based Compensation

During the three month period ended June 30, 2009 and 2008, the Company granted 15,000 stock options to employees and directors in each period.  The Company recognized $33,000 and $24,000, respectively, stock-based compensation expense for the three month periods ended June 30, 2009 and 2008.  During the six month period ended June 30, 2009 and 2008, the Company granted 491,000 and 442,000, respectively, stock options to employees and directors.  The Company recognized $50,000 and $29,000, respectively, stock-based compensation expense for the six month period ended June 30, 2009 and 2008.

During the three month period ended June 30, 2009 and 2008, 3,001and 0, respectively, options were exercised under the 2005 Plan.   During the six month period ended June 30, 2009 and 2008, 3,001and 0, respectively, options were exercised under the 2005 Plan.

Valuation Assumptions

The fair values of option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	For Three Months Ended June 30, 2009	For Three Months Ended June 30, 2008	For Six Months Ended June 30, 2009	For Six Months Ended June 30, 2008

Weighted average grant date fair value	$0.39	$0.16	$0.26	$0.17
Weighted average assumptions used:
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.1%	3.4%	1.9%	2.6%
Expected volatility	177.0%	111.0%	163.5%	107.1%
Expected life (in years)	5.0	5.0	4.89	5.0

Expected volatility is based on historical volatility and in part on implied volatility.  The expected life considers the contractual term of the option as well as historical exercise and forfeiture behavior.  The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award. Options granted to non-employees are valued using the fair market value on each measurement date of the option.

7.     Preferred Stock

During the three month period ended June 30, 2009, 39,696 shares of our 5% preferred stock were converted into 63,129 shares of our common stock.  At June 30, 2009 there are 220,000 shares of our 5% preferred stock outstanding, convertible into 349,871 shares of common stock.

8.     Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period.  Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period.  Our common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding options and warrants.  The aggregate number of common stock equivalents excluded from the diluted earnings per share calculation for the three month periods ending June 30, 2009 and 2008 are 1,848,486 and 4,227,826, respectively as they are antidilutive. In addition, for the six month period ending June 30, 2009 and 2008, 4,050,118 and 4,227,826 common stock equivalents are not included in the diluted loss per share as they are antidilutive.

9.     Concentrations

Our operations are concentrated in one area—security software/entity identification.  Sales to the U.S. Government through direct and indirect channels totaled 94.2% of total revenues for the second quarter of 2009 compared to 86.5% of total revenues the second quarter of 2008.  During the second quarter of 2009 approximately 94.0% of total revenues are attributable to three government customers compared to approximately 82.3% of total revenues attributable to two government customers in the second quarter of 2008.  There were no individual commercial customers in the second quarter of 2009 or 2008 that exceeded 10% of total revenues for that quarter.  Our similar product and service offerings are not viewed as individual segments, as our management analyzes the business as a whole and expenses are not allocated to each product offering.

10.   Commitments and Contingencies

We are subject to legal proceedings and claims that arise in the ordinary course of business.  We do not believe that the outcome of those matters will have a material adverse affect on our consolidated financial position, operating results or cash flows.  However, there can be no assurance such legal proceedings will not have a material impact.

11.   Dividends Payable

During the quarter ended June 30, 2009, we accrued $15,000 in dividends to the holders of our 5% Preferred Stock, $14,000 in dividends to the holders of our Series 2 5% Preferred Stock and $10,000 in dividends to the holders of our Series 3 5% Preferred Stock.  As of June 30, 2009, we have $276,000 in accrued and unpaid dividends included in other current liabilities.  Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.  We have not had net profits for the last two fiscal years and did not have sufficient capital surplus, defined as the amount by which our net assets exceed our stated capital, based on par value of our outstanding shares as provided by Delaware law.  These dividends continue to accrue on all our outstanding shares of preferred stock, regardless of whether we are legally able to pay them.  Because we were unable to pay dividends on our preferred stock, we began accruing an additional late fee penalty of 18% per annum on the unpaid dividends for the Series 2 Preferred Stock and Series 3 Preferred Stock.  Total penalties accrued during the quarter ended June 30, 2009 were approximately $4,000.  Our CEO, CFO and one member of our Board of Directors, who own preferred stock, have waived the late fee penalty so we have recorded approximately $2,000 as contributed capital during the quarter related to these waivers.  In addition to this late penalty, the holders of our Series 2 Preferred Stock and Series 3 Preferred Stock could elect to present us with written notice of our failure to pay dividends as scheduled, in which case we would have 45 days to cure such a breach.  In the event that we failed to cure the breach, the holders of these shares of preferred stock would then have the right to require us to redeem their shares of preferred stock for a cash amount calculated in accordance with their respective certificates of designation.  If we were required to redeem all shares of Series 2 Preferred Stock and Series 3 Preferred Stock as of July 31, 2009, the aggregate redemption price we would owe would be $2.2 million.

12.   Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company adopted the provisions of SFAS 165 as of June 30, 2009.  The adoption of these provisions did not have a significant impact on the Company’s financial statements.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”).  SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS 168.

13.   Subsequent Events

Management performed an evaluation of the Company’s activities through August 12th, 2009, and has concluded that there are no significant subsequent events requiring disclosure through the date these financial statements were issued.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q, including, without limitation, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are generally accompanied by words such as “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate,” “may” or other words that convey uncertainty of future events or outcomes.  These statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations, which we describe in more detail elsewhere in this Quarterly Report on Form 10-Q  under the heading “Factors That May Affect Future Results of Operations,” and in our 2008 Annual Report on Form 10-K in “Item 1 — Description of Business” include, but are not limited to:

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

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net product revenue	94.2%	88.2%	92.1%	82.0%
Net customer support and maintenance revenue	5.8	11.8	7.9	18.0
Total revenue	100.0	100.0	100.0	100.0
Cost of product revenue	33.2	33.8	32.6	34.8
Cost of customer support and maintenance revenue	0.3	0.5	0.4	0.7
Total cost of revenue	33.5	34.3	33.0	35.5
Gross profit	66.5	65.7	67.0	64.5
Operating expenses:
Sales and marketing	20.9	28.2	24.9	41.9
Research and development	19.5	15.2	28.7	40.7
General and administrative	21.1	17.9	24.8	28.4

Operating income (loss)	5.0	4.4	(11.4)	(46.5)

Interest expense	(1.1)	(1.2)	(1.2)	(1.3)
Income (loss) before income tax provision	3.9	3.2	(12.6)	(47.8)

Income tax provision	—	—	—	—

Net income (loss)	3.9%	3.2%	(12.6)%	(47.8)%
Preferred stock dividends accrued	(3.0)	(3.1)	(3.6)	(6.0)

Net income (loss) attributable to common stockholders	0.9%	0.1%	(16.2)%	(53.8)%

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Domestic revenues	99.1%	96.6%	98.1%	93.4%
Export revenues to:
Europe	0.8	3.0	1.6	5.9
Canada	—	0.1	—	0.1
Asia	—	0.2	0.1	0.4
Latin America	0.1	0.1	0.2	0.2

Net revenues	100.0%	100.0%	100.0%	100.0%

Net Revenues.  Net revenues for the quarter and six months ended June 30, 2009 were $1.3 million and $2.1 million, respectively, compared to $1.3 million and $1.7 million for the same periods in 2008.  Product revenues increased $85 thousand for the quarter ended June 30, 2009, and increased $0.5 million for the six months ended June 30, 2009 compared to the same periods in 2008.  Customer support and maintenance revenue decreased $76 thousand and $144 thousand for the quarter and six months ended June 30, 2009 compared to the same periods in 2008.  This decrease was due to the current sales mix with a high concentration of government sales not requiring a maintenance contract.

Concentration of Revenues.  Revenues from sales to various U.S. government entities totaled $1.2 million, or 94.2% of revenues, for the quarter ended June 30, 2009 compared to $1.1 million, or 86.5% of revenues, for the same period in 2008.  Revenues from sales to various U.S. government entities totaled $2.0 million, or 92.2% of revenues, for the six months ended June 30, 2009 compared to $1.4 million, or 79.6% of revenues, for the same period in 2008.    Although we expect our concentration of revenues to vary among customers in future periods depending upon the timing of certain sales, we anticipate that sales to government customers will continue to account for a significant portion of our revenues in future periods.  Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including, without limitation, potential disruption to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience.  Although we do not believe that a material portion of our revenues with government customers is subject to renegotiation, a large number of cancelled or renegotiated government orders could have a material adverse effect on our financial results.  Currently, we are not aware of any proposed cancellation or renegotiation of any of our existing arrangements with government entities and, historically, government entities have not cancelled or renegotiated orders which had a material adverse effect on our business.

Gross Profit.  Gross profit was $0.9 million or 66.5% of net revenues for the quarter ended June 30, 2009, compared to $0.8 million or 65.7% of net revenues for the quarter ended June 30, 2008.  Gross profit was $1.4 million or 67.0% of net revenues for the six months ended June 30, 2009 compared to $1.1 million or 64.5% of net revenues for the six months ended June 30, 2008.   Gross profit on product revenues for the quarter and six months ended June 30, trended from 61.6% and 57.5%, respectively, in 2008 to 64.7% and 64.6%, respectively, in 2009 mainly due to an increase in net revenues and/or decreases in fixed costs.  Gross profit on customer support and maintenance revenues for the quarter and six months ended June 30, trended from 96.1% and 96.4%, respectively, in 2008 to 94.8% and 94.6%, respectively, in 2009.  Gross profit as a percentage of net revenues is impacted by several factors, including shifts in product mix, changes in channels of distribution, revenue volume, pricing strategies, and fluctuations in revenues of integrated third-party products.

Sales and Marketing.  Sales and marketing expenses decreased to $0.3 million for the quarter ended June 30, 2009, compared to $0.4 million for the quarter ended June 30, 2008. Sales and marketing expenses decreased to $0.5 million for the six months ended June 30, 2009, compared to $0.7 million for the six months ended June 30, 2008 primarily due to a planned reduction in sales and marketing related expenses.  Sales and marketing expenses may vary in the future.  However, we believe that these costs will remain relatively constant through the end of 2009, although expenses may be increased relative to increases in revenue.

Research and Development.  Research and development expenses increased to $0.3 million for the quarter ended June 30, 2009 compared to $0.2 million for the quarter ended June 30, 2008. Research and development expenses decreased to $0.6 million for the six months ended June 30, 2009, compared to $0.7 million for the six months ended June 30, 2008.  Research and development costs are expensed in the period incurred.  Research and development expenses fluctuated in the three months and six months ended June 30, 2009, compared to the same periods in 2008 primarily due to shifts from research and development expenses to cost of sales in relation to engineering contract jobs.  Research and development expenses may vary in the future; however, we believe that these costs will remain relatively constant through the end of 2009, although expenses may be increased relative to increases in revenue.

General and Administrative.  General and administrative expenses increased to $0.3 million for the quarter ended June 30, 2009 compared to $0.2 million for the quarter ended June 30, 2008.  General and administrative expenses remained at $0.5 million for the six months ended June 30, 2009, compared to $0.5 million for the six months ended June 30, 2008.  It is expected that general and administrative expenses will remain relatively constant throughout the remainder of 2009, although expenses may be increased relative to increases in revenue.

Interest.  Interest expense decreased to $15 thousand for the quarter ended June 30, 2009 compared to $16 thousand for the same period in 2008.  Interest expense increased to $26 thousand for the six months ended June 30, 2009 compared to $22 thousand for the same period in 2008.  The decrease in interest income was primarily due to a decrease of cash and short-term investment balances when compared to the prior year and an increase in interest expense related to the line of credit.  Net interest income may vary in the future based on our cash flow and rate of return on investments.

Liquidity and Capital Resources

Our principal source of liquidity at June 30, 2009 is approximately $136 thousand of cash and cash equivalents.  At June 30, 2009, we had a working capital deficiency of $1.6 million compared to a $1.3 million deficiency at June 30, 2008.

Cash used in operations for the six months ended June 30, 2009 was $0.8 million, primarily due to a net loss of $0.3 million, decreases in deferred revenue of $0.7 million and an increase in prepaid expenses and other assets of $2 thousand.  This cash decrease was partially offset by depreciation expense of $35 thousand, stock-based compensation expense of $50 thousand, a decrease in accounts receivable of $52 thousand, a decrease in inventories of $15 thousand, and an increase accounts payable and accrued expenses of $22 thousand.  Cash used in operations for the six months ended June 30, 2008 was $1.2 million, primarily due to a net loss of $0.8 million, an increase in accounts receivable of $444 thousand and decreases in deferred revenue of $46 thousand and accounts payable and accrued expense of $32 thousand.  This cash decrease was partially offset by depreciation expense of $23 thousand, stock-based compensation expense of $29 thousand, a decrease in inventories of $64 thousand, and a decrease in prepaid expenses and other assets of $10 thousand.   Future fluctuations in inventory balances, accounts receivable and accounts payable will be dependent upon several factors, including, but not limited to, quarterly sales, our strategy in building inventory in advance of receiving orders from customers, and the accuracy of our forecasts of product demand and component requirements.

There was no cash used in investing activities in the six months ended June 30, 2009 and 2008.

Cash provided by financing activities in the six months ended June 30, 2009 was $0.4 million, primarily consisting of the proceeds from a promissory note and commitment by our CEO, G. Ward Paxton, for $0.4 million compared to cash provided by financing activities in the six months ended June 30, 2008 of $1.1 million, primarily consisting of the proceeds from a promissory note and commitment by our CEO, G. Ward Paxton, for $1.2 million which was offset by repayments to the line of credit of $0.1 million.

At June 30, 2009, the Company did not have any material commitments for capital expenditures.

During the six months ended June 30, 2009, the Company funded its operations through the use of cash and cash equivalents, and borrowings of $355 thousand from our CEO, G. Ward Paxton.

On March 29, 2006, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) to establish a $1.0 million line of credit with SVB.  On June 30, 2008, we entered into an Amended and Restated Loan and Security Agreement with SVB to, among other things, replace the 2006 Credit Line with a $2.5 million line of credit.  On June 28, 2009, we entered into the First Amendment to Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with SVB to replace the 2008 Credit Line with a $1.25 million line of credit (the “Current Line of Credit”).  Our obligations under the Loan Agreement are secured by substantially all of our assets, including all of our intellectual property.  In addition, G. Ward Paxton, the Company’s Chief Executive Officer, has established a Guaranty Agreement with SVB for all outstanding balances under the Current Line of Credit.  Borrowings under the Current Line of Credit are based on advances (each, an “Advance”) against certain of our accounts receivable that are approved by SVB (each an “Eligible Account”).  SVB may make an Advance of up to eighty percent (80%) of each Eligible Account, or such other percentage SVB may determine in its sole discretion.  Each Advance is subject to a finance charge calculated as a daily rate that is based on a 360-day annual rate of the greater of the prime rate or 5.25%, plus 2.0%.  Finance charges are payable at the same time its related Advance is due.  Each Advance is also subject to a monthly collateral handling fee of 0.5% of all outstanding Advances, depending on certain qualifying financial factors specified in the Loan Agreement.  The collateral handling fee is payable at the same time its related Advance is due.  Each Advance must be repaid at the earliest of (a) the date that the Eligible Account related to the Advance is paid, (b) the date the Eligible Account is no longer eligible under the Amended and Restated Loan Agreement, or (c) the date on which any “Adjustment” (as defined in the Loan Agreement) is asserted to the Eligible Account.  On June 27, 2010, the Loan Agreement terminates and all outstanding Advances, accrued but unpaid finance charges, outstanding collateral handing fees, and other amounts become due under the Amended and Restated Loan Agreement and related documents.  We have certain non-financial and financial covenants, including a liquidity coverage ratio and a rolling EBITDA computation, as defined in the Loan Agreement.  We have no borrowings outstanding under the Current Line of Credit as of June 30, 2009 and had borrowings available of $177,000.

As of June 30, 2009, we had cash and cash equivalents of approximately $136,000, down from approximately $554,000 as of December 31, 2008 and a working capital deficit totaling $1.58 million.  We used $243,000 of cash in operations in the second quarter 2009 and operating cash outflows may continue in 2009 and possibly beyond.  As of June 30, 2009, in addition to cash and cash equivalents of $136,000, we had $177 thousand in funding available under our $1.25 million line of credit at SVB, and $1.4 million funding available from a written commitment to invest up to $1.5 million from G. Ward Paxton, our CEO.  Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have  sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through Company profits, our line of credit, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

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

Item 4T.                        CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009 and concluded that the disclosure controls and procedures were effective.

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our cash, cash equivalents, and investments decreased from $554 thousand at December 31, 2008 to $136 thousand at June 30, 2009.  If net cash outflows continue, we may not have sufficient cash to operate our business and may not be able to maintain certain liquidity requirements.  Additional debt and equity offerings to fund future operations may not be available and, if available, may significantly dilute the value of our currently outstanding common stock.

As of June 30, 2009, we had cash and cash equivalents of approximately $136,000, down from approximately $554,000 as of December 31, 2008 and a working capital deficit totaling $1.58 million.  We used $243,000 of cash in operations in the second quarter 2009 and operating cash outflows may continue in 2009 and possibly beyond.  As of June 30, 2009, in addition to cash and cash equivalents of $136,000, we had $177,000 in funding available under our $1.25 million line of credit at Silicon Valley Bank, and $1.4 million funding available from a written commitment to invest up to $1.5 million from G. Ward Paxton, our CEO.  Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have  sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through Company profits, our line of credit, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

We had a net income of $0.05 million for the quarter ended June 30, 2009, a net loss of $0.3 million for the six months ended June 30, 2009 and have an accumulated deficit of $58.6 million as of June 30, 2009.  To continue profitability, we must continue to generate current or increased revenue levels.

For the quarter ended June 30, 2009, we incurred a net income of $0.05 million and had an accumulated deficit of approximately $58.6 million as of June 30, 2009, compared to a net income of $0.04 million for the quarter ended June 30, 2008 and an accumulated deficit of approximately $58.3 million as of June 30, 2008.  We need to sustain current or greater revenue levels from the sales of our products if we are to sustain profitability.  If we are unable to achieve these revenue levels, losses could happen for the near term and possibly longer, and we may not sustain profitability or generate positive cash flow from operations.

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

A large percentage of our revenues result from sales to U.S. government entities.  If we were to lose one or more of these key relationships, our revenues could decline and our business and prospects may be materially harmed. We expect that even if we are successful in developing relationships with non-governmental customers, our revenues will continue to be concentrated among government entities. For the quarter ended June 30, 2009, sales to U.S. government entities collectively accounted for 94.2% of our revenues, compared to 86.5% of our revenues as of June 30, 2008.  The loss of any of these key relationships may send a negative message to other U.S. government entities or non-governmental customers concerning our product offering.  We cannot assure you that U.S. government entities will be customers of ours in future periods or that we will be able to diversify our customer portfolio to adequately mitigate the risk of loss of any of these customers.

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

We derived 80.7% of revenue in the second quarter of 2009 through indirect channels of mainly government resellers, compared to 36.3% of our revenues as of June 30, 2008.   We must expand our sales through these indirect channels in order to increase our revenues.  We cannot assure you that our products will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues.  Further, many of our competitors are also trying to sell their products through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our products.

The payment of accrued dividends on our preferred stock may strain our cash resources.

On March 25, 2004, we completed a $5,000,000 private placement pursuant to which we issued 1,000,000 shares of our 5% Convertible Preferred Stock (the “Series 1 Preferred Stock”) and warrants to acquire 556,619 shares of our common stock.  The conversion price for the Series 1 Preferred Stock and the exercise price of the warrants is $3.144 per share.  As of July 31, 2009, there were 220,000 shares of the Series 1 Preferred Stock outstanding, representing approximately 349,870 shares of common stock upon conversion.

On March 28, 2005, we completed a $2,663,000 private placement pursuant to which we issued 1,065,200 shares of our Series 2 5% Convertible Preferred Stock (the “Series 2 Preferred Stock”) and warrants to acquire 532,600 shares of our common stock.  The conversion price for the Series 2 Preferred Stock is $2.50 per share and the exercise price of the warrants is $2.77 per share.  As of July 31, 2009, there were 460,000 shares of the Series 2 Preferred Stock outstanding, representing 460,000 shares of common stock upon conversion.

On December 2, 2005, we completed a $1,230,843 private placement pursuant to which we issued 564,607 shares of our Series 3 5% Preferred Stock (the “Series 3 Preferred Stock”) and warrants to acquire 282,306 shares of our common stock.  The preferred shares may be converted into 564,607 shares of common stock at an initial conversion price of $2.18 per share, and the warrants may be exercised at a price of $0.40 per share during the five-year period commencing on June 2, 2006.  As of July 31, 2009, there were 354,056 shares of Series 3 Preferred Stock outstanding, representing 354,056 shares of common stock upon conversion.

We have been unable to pay scheduled dividends on shares of our preferred stock, and the continued failure to make such payments has resulted in late penalty payments and could potentially result in additional consequences, some of them material.

During the quarter ended June 30, 2009, we accrued $15,000 in dividends to the holders of our 5% Preferred Stock, $14,000 in dividends to the holders of our Series 2 5% Preferred Stock and $10,000 in dividends to the holders of our Series 3 5% Preferred Stock.  At June 30, 2009, we have dividends accrued of $112,000 related to our 5% Preferred Stock, $97,000 related to our Series 2 5% Preferred Stock and $67,000 related to our Series 3 5% Preferred Stock.  Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.  We have not had net profits for the last two fiscal years and as of the quarter ended June 30, 2009, did not have sufficient capital surplus, defined as the amount by which our net assets exceed our stated capital, based on par value of our outstanding shares as provided by Delaware law.  We cannot assure you that our net assets will exceed our stated capital or that we will have net profits in order to pay these dividends in the future.  These dividends continue to accrue on all our outstanding shares of preferred stock, regardless of whether we are legally able to pay them.  Because we were unable to pay dividends on our preferred stock, we began accruing an additional late fee penalty of 18% per annum on the unpaid dividends for the Series 2 Preferred Stock and Series 3 Preferred Stock.  Our CEO, CFO and outside board member that are invested in Series 2 and Series 3 Preferred Stock have waived the late fee penalty.  In addition to this late penalty, the holders of our Series 2 Preferred Stock and Series 3 Preferred Stock could elect to present us with written notice of our failure to pay dividends as scheduled, in which case we would have 45 days to cure such a breach.  In the event that we failed to cure the breach, the holders of these shares of preferred stock would then have the right to require us to redeem their shares of preferred stock for a cash amount calculated in accordance with their respective certificates of designation.  If we were required to redeem all shares of Series 2 Preferred Stock and Series 3 Preferred Stock as of July 31, 2009, the aggregate redemption price we would owe would be $2.2 million.

You will experience substantial dilution upon the conversion or redemption of the shares of preferred stock and the exercise of warrants that we issued in our recent private placements or in the event we raise additional funds through the issuance of new shares of our common stock or securities convertible or exercisable into shares of common stock.

On July 31, 2009, we had 11,704,535 shares of common stock outstanding.  Upon conversion of all outstanding shares of preferred stock and exercise of the outstanding warrants, we will have 13,771,291 shares of common stock outstanding, approximately a 17.7% increase in the number of shares of our common stock outstanding.

Further, the occurrence of certain events could entitle holders of our Series 2 Preferred Stock and Series 3 Preferred Stock to require us to redeem their shares for a certain number of shares of our common stock.  Assuming (i) we have paid all liquidated damages and other amounts to the holders, (ii) incurred accrued but unpaid dividends on July 31, 2009 of $161,000, (iii) a volume weighted average price of $0.56, which was the ten-day volume weighted average closing price of our common stock on July 31, 2009, and (iv) our 11,704,535 shares of common stock outstanding on July 31, 2009, upon exercise of their redemption right by the holders of the Series 3 Preferred Stock and the Series 2 Preferred Stock, we would be obligated to issue approximately 6,331,892 shares of our common stock.  This would represent an increase of approximately 54% in the number of shares of our common stock as of July 31, 2009.

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

The holders of the shares of our 5% Preferred Stock and warrants we issued in connection with the sale of our 5% Preferred Stock may freely convert their shares of preferred stock and exercise their warrants and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of July 31, 2009, 780,000 shares of our 5% Preferred Stock had converted into 1,240,456 shares of common stock.

The holders of the shares of Series 2 5% Preferred Stock and warrants we issued in connection with the sale of our Series 2 Preferred Stock may freely convert their shares of preferred stock and exercise their warrants and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of July 31, 2009, 605,200 shares of Series 2 Preferred Stock had converted into 605,200 shares of common stock.

The holders of the shares of Series 3 5% Preferred Stock and warrants we issued in connection with the sale of our Series 3 Preferred Stock, may freely convert their shares of Series 3 Preferred Stock and exercise their warrants and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of July 31, 2009, 210,551 shares of Series 3 Preferred Stock had converted into 210,551 shares of common stock.

For the four weeks ended on July 31, 2009, the average daily trading volume of our common stock on The OTCBB was 869 shares.  Consequently, if holders of preferred stock or warrants elect to convert their remaining shares or exercise their warrants and sell a material amount of their underlying shares of common stock on the open market, the increase in selling activity could cause a decline in the market price of our common stock.  Furthermore, these sales, or the potential for these sales, could encourage short sales, causing additional downward pressure on the market price of our common stock.

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

As of July 31, 2009, our executive officers, directors and preferred stockholders beneficially own approximately 30% of our voting power.  As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us.  These stockholders may use their influence to approve or take actions that may be adverse to your interests.  Further, we may contemplate the possible issuance of shares of our Common Stock or of securities exercisable or convertible into shares of our Common Stock in the future to our Chief Executive Officer.  Any such issuance will increase the percentage of stock our Chief Executive Officer and our management group beneficially holds.

Item 3.                                Defaults Upon Senior Securities

During the quarter ended June 30, 2009, we accrued $15,000 in dividends to the holders of our 5% Preferred Stock, $14,000 in dividends to the holders of our Series 2 5% Preferred Stock and $10,000 in dividends to the holders of our Series 3 5% Preferred Stock.  At June 30, 2009, we have dividends accrued of $112,000 related to our 5% Preferred Stock, $97,000 related to our Series 2 5% Preferred Stock and $67,000 related to our Series 3 5% Preferred Stock.  Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.  We have not had net profits for the last two fiscal years and as of the quarter ended June 30, 2009, did not have sufficient capital surplus, defined as the amount by which our net assets exceed our stated capital, based on par value of our outstanding shares as provided by Delaware law.  We cannot assure you that our net assets will exceed our stated capital or that we will have net profits in order to pay these dividends in the future.  These dividends continue to accrue on all our outstanding shares of preferred stock, regardless of whether we are legally able to pay them.  Because we were unable to pay dividends on our preferred stock, we began accruing an additional late fee penalty of 18% per annum on the unpaid dividends for the Series 2 Preferred Stock and Series 3 Preferred Stock.  Our CEO, CFO and outside board member that are invested in Series 2 and Series 3 Preferred Stock have waived the late fee penalty.  In addition to this late penalty, the holders of our Series 2 Preferred Stock and Series 3 Preferred Stock could elect to present us with written notice of our failure to pay dividends as scheduled, in which case we would have 45 days to cure such a breach.  In the event that we failed to cure the breach, the holders of these shares of preferred stock would then have the right to require us to redeem their shares of preferred stock for a cash amount calculated in accordance with their respective certificates of designation.  If we were required to redeem all shares of Series 2 Preferred Stock and Series 3 Preferred Stock as of July 31, 2009, the aggregate redemption price we would owe would be $2.2 million.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on May 21, 2009, at the Radisson Hotel, Dallas North in Richardson, Texas.  The following is a brief description of each matter voted upon by stockholders, including a number of votes cast for, against, or withheld with regard to each matter of nominee.

(1)                                  Election of five (5) directors to serve until the next Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.

	FOR	WITHHELD
G. Ward Paxton	10,767,950	324,962
T. Joe Head	10,769,320	323,592
James F. Gero	10,787,056	305,856
J. Fred Bucy, Jr.	10,774,693	318,219
Donald M. Johnston	10,790,726	302,186

(2)                                  Ratification and approval for the amendment of the 2005 Stock Incentive Plan.

FOR	AGAINST	ABSTAIN
7,579,721	164,623	1,662

(3)                                  Ratification and approval of selection by the Board of Directors of KBA Group LLP as independent auditors of the Registrant for the fiscal year ending December 31, 2009.

FOR	AGAINST	ABSTAIN
11,014,714	5,610	72,588

Item 6.                                Exhibits

The following Exhibits are filed with this report form 10-Q:

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	Certification Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRUSION INC.

Date: August 12, 2009	/s/ G. Ward Paxton
G. Ward Paxton
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2009	/s/ Michael L. Paxton
Michael L. Paxton
Vice President, Chief Financial Officer, Treasurer & Secretary
(Principal Financial & Accounting Officer)