Form 10-Q
period 2009-09-30
INTRUSION INC
filed 2009-11-12
CIK 736012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on October 31, 2009 was 11,704,535.

INTRUSION INC.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	September 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$103	$554
Accounts receivable	283	341
Inventories, net	17	20
Prepaid expenses	69	56
Total current assets	472	971
Property and equipment, net	129	169
Other assets	39	39
TOTAL ASSETS	$640	$1,179

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$598	$538
Loan payable to officer	970	480
Dividends payable	318	187
Deferred revenue	100	1,090
Total current liabilities	1,986	2,295

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value: Authorized shares — 5,000
Series 1 shares issued and outstanding — 220 in 2009 and 260 in 2008 Liquidation preference of $1,226 as of September 30, 2009	778	918
Series 2 shares issued and outstanding — 460 Liquidation preference of $1,256 as of September 30, 2009	724	724
Series 3 shares issued and outstanding — 354 Liquidation preference of $843 as of September 30, 2009	504	504
Common stock, $0.01 par value:
Authorized shares — 80,000
Issued shares — 11,715 in 2009 and 11,648 in 2008 Outstanding shares — 11,705 in 2009 and 11,638 in 2008	117	116
Common stock held in treasury, at cost — 10 shares	(362)	(362)
Additional paid-in capital	55,545	55,443
Accumulated deficit	(58,473)	(58,280)
Accumulated other comprehensive loss	(179)	(179)
Total stockholders’ deficit	(1,346)	(1,116)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$640	$1,179

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net product revenue	$1,194	$1,078	$3,171	$2,509
Net customer support and maintenance revenue	59	137	230	452
Total revenue	1,253	1,215	3,401	2,961
Cost of product revenue	432	367	1,133	975
Cost of customer support and maintenance revenue	3	6	12	18
Total cost of revenue	435	373	1,145	993

Gross profit	818	842	2,256	1,968

Operating expenses:
Sales and marketing	198	349	733	1,081
Research and development	288	210	904	920
General and administrative	235	244	768	739

Operating income (loss)	97	39	(149)	(772)

Interest expense, net	(18)	(22)	(44)	(45)

Income (loss) before income tax provision	79	17	(193)	(817)

Income tax provision	—	—	—	—

Net income (loss)	$79	$17	$(193)	$(817)

Preferred stock dividends accrued	(38)	(41)	(116)	(121)
Net income (loss) attributable to common stockholders	$41	$(24)	$(309)	$(938)

Net income (loss) per share attributable to common stockholders:
Basic	$0.00	$0.00	$(0.03)	$(0.08)
Diluted	$0.00	$0.00	$(0.03)	$(0.08)

Weighted average common shares outstanding:
Basic	11,704	11,638	11,669	11,638
Diluted	13,529	11,638	11,669	11,638

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30, 2009	September 30, 2008
Operating Activities:
Net loss	$(193)	$(817)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57	33
Stock-based compensation	71	55
Changes in operating assets and liabilities:
Accounts receivable	58	(651)
Inventories	3	52
Prepaid expenses and other assets	(13)	43
Accounts payable and accrued expenses	81	(61)
Deferred revenue	(990)	(107)
Net cash used in operating activities	(926)	(1,453)
Investing Activities:
Purchases of property and equipment	(16)	(23)
Financing Activities:
Net activity under line of credit	—	30
Borrowings from officer	490	1,180
Proceeds from the issuance of common stock	1	—
Net cash provided by financing activities	491	1,210

Net decrease in cash and cash equivalents	(451)	(266)
Cash and cash equivalents at beginning of period	554	362
Cash and cash equivalents at end of period	$103	$96

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:

Preferred stock dividends accrued	$116	$121
Inventory transferred to property and equipment	$—	$33
Series 1 preferred stock converted to common	$140	$—

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

We market and distribute our products through a direct sales force to end-users, distributors and system integrators, managed service providers and value-added resellers. Our end-user customers include U.S. federal government entities, banks, credit unions, other financial institutions, foreign government entities and local government entities, hospitals and other healthcare providers, academic institutions and commercial customers.

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

As of September 30, 2009, we had cash and cash equivalents of approximately $103,000, down from approximately $554,000 as of December 31, 2008, and a working capital deficit totaling $1.5 million.  We used $152,000 of cash in operations in the third quarter 2009 and operating cash outflows may continue in 2009 and possibly beyond.  As of September 30, 2009, in addition to cash and cash equivalents of $103,000, we had $96,000 in funding available under our $1.25 million line of credit at Silicon Valley Bank, and $1.2 million funding available from a written commitment to invest up to $1.5 million from G. Ward Paxton, our Chairman, President and Chief Executive Officer (the “CEO”).  Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through Company profits, our line of credit, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

2.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The December 31, 2008 balance sheet was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States.  However, we believe that the disclosures are adequate to make the information presented not misleading.  In our opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period.  The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2008, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 27, 2009.

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

3.     Inventories (In thousands)

	September 30, 2009	December 31, 2008

Inventories consist of:

Finished goods	$68	$67
Demonstration systems	1	5
Reserve for obsolete inventory	(52)	(52)
Net inventory	$17	$20

4.     Loan Payable to Officer

On January 30, 2008, we entered into a revolving promissory note to borrow up to $700,000 from G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer.    Under the terms of the note, the Company may borrow, repay and reborrow on the loan as needed up to an outstanding principal amount of $700,000 at any date.  All outstanding principal and accrued but unpaid interest was originally due on December 31, 2008 but was extended on March 19, 2009 to mature on March 31, 2010.  As of September 30, 2009, we had borrowings of $700,000 outstanding from the note with accrued interest payable of $24,000.  On March 20, 2008, we received a written commitment from our Chief Executive Officer to invest up to an additional $1.5 million in the Company until March 2009, should such funding be required by the Company.  This commitment to continue to advance additional funds as needed was extended on November 7, 2008 to mature in March 2010.  As of September 30, 2009, we had borrowings of $270,000 outstanding under the commitment with accrued interest payable of $3,000.  Amounts the Company borrows under the note and the commitment accrue interest at a floating rate per annum equal to the announced prime rate of Silicon Valley Bank (“SVB”) plus 1% and are unsecured.

5.     Line of Credit

On March 29, 2006, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) to establish a $1.0 million line of credit with SVB (the “2006 Credit Line”).  On June 30, 2008, we entered into an Amended and Restated Loan and Security Agreement with SVB to, among other things, replace the 2006 Credit Line with a $2.5 million line of credit (the “2008 Credit Line”).  On June 28, 2009, we entered into the First Amendment to Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with SVB to replace the 2008 Credit Line with a $1.25 million line of credit (the “Current Line of Credit”).  Our obligations under the Loan Agreement are secured by substantially all of our assets, including all of our intellectual property.  In addition, G. Ward Paxton, the Company’s Chief Executive Officer, has established a Guaranty Agreement with SVB for all outstanding balances under the Current Line of Credit.  Borrowings under the Current Line of Credit are based on advances (each an “Advance”) against certain of our accounts receivable that are approved by SVB (each an “Eligible Account”).  SVB may make an Advance of up to eighty percent (80%) of each Eligible Account, or such other percentage SVB may determine in its sole discretion.  Each Advance is subject to a finance charge calculated as a daily rate that is based on a 360-day annual rate of the greater of the prime rate or 5.25%, plus 2.0%.  Finance charges are payable at the same time its related Advance is due.  Each Advance is also subject to a monthly collateral handling fee of 0.5% of all outstanding Advances, depending on certain qualifying financial factors specified in the Loan Agreement.  The collateral handling fee is payable at the same time its related Advance is due.  Each Advance must be repaid at the earliest of (a) the date that the Eligible Account related to the Advance is paid, (b) the date the Eligible Account is no longer eligible under the Amended and Restated Loan Agreement, or (c) the date on which any “Adjustment” (as defined in the Loan Agreement) is asserted to the Eligible Account.  On June 27, 2010, the Loan Agreement terminates and all outstanding Advances, accrued but unpaid finance charges, outstanding collateral handing fees, and other amounts become due under the Amended and Restated Loan Agreement and related documents.  We have certain non-financial and financial covenants, including a liquidity coverage ratio and a rolling EBITDA computation, as defined in the Loan Agreement.  We have no borrowings outstanding under the Current Line of Credit as of September 30, 2009 and had borrowings available of $96,000.

6.     Accounting for Stock-Based Compensation

During the three month period ended September 30, 2009 and 2008, the Company granted 0 stock options and 3,000 options to employees and directors in each period.  The Company recognized $21,621 and $26,000, respectively, stock-based compensation expense for the three month periods ended September 30, 2009 and 2008.  During the nine month period ended September 30, 2009 and 2008, the Company granted 491,000 and 445,000, respectively, stock options to employees and directors.  The Company recognized $71,340 and $55,000, respectively, stock-based compensation expense for the nine month period ended September 30, 2009 and 2008.

During the three month period ended September 30, 2009 and 2008, no options were exercised under the 2005 Plan, respectively.   During the nine month period ended September 30, 2009 and 2008, 3,001and 0, respectively, options were exercised under the 2005 Plan.

Valuation Assumptions

The fair values of option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	For Nine Months Ended September 30, 2009	For Nine Months Ended September 30, 2008

Weighted average grant date fair value	$0.26	$0.17
Weighted average assumptions used:
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.90%	2.60%
Expected volatility	163.50%	107.10%
Expected life (in years)	4.89	5.00

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

7.     Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period.  Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period.  Our common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding options and warrants.  The aggregate number of common stock equivalents excluded from the diluted earnings per share calculation for the three month periods ending September 30, 2009 and 2008 are 1,069,444 and 4,223,951, respectively as they are antidilutive. In addition, for the nine month period ending September 30, 2009 and 2008, respectfully, 3,993,130 and 4,223,951 common stock equivalents are not included in the diluted loss per share as they are antidilutive.

8.     Concentrations

Our operations are concentrated in one area—security software/entity identification.  Sales to the U.S. Government through direct and indirect channels totaled 66.3% of total revenues for the third quarter of 2009 compared to 91.2% of total revenues for the third quarter of 2008.  During the third quarter of 2009 approximately 66.2% of total revenues are attributable to three government customers compared to approximately 86.6% of total revenues attributable to two government customers in the third quarter of 2008.  In the third quarter of 2009, we had one individual commercial customer exceed 10% of total revenues for the quarter.  There were no individual commercial customers in the third quarter of 2008 that exceeded 10% of total revenues for that quarter.  Our similar product and service offerings are not viewed as individual segments, as our management analyzes the business as a whole and expenses are not allocated to each product offering.

9.     Commitments and Contingencies

We are subject to legal proceedings and claims that arise in the ordinary course of business.  We do not believe that the outcome of those matters will have a material adverse affect on our consolidated financial position, operating results or cash flows.  However, there can be no assurance such legal proceedings will not have a material impact.

10.   Dividends Payable

During the quarter ended September 30, 2009, we accrued $14,000 in dividends to the holders of our 5% Preferred Stock, $14,000 in dividends to the holders of our Series 2 5% Preferred Stock and $10,000 in dividends to the holders of our Series 3 5% Preferred Stock.  As of September 30, 2009, we have $303,000 in accrued and unpaid dividends included in other current liabilities.  Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.  We have not had net profits for the last two fiscal years and did not have sufficient capital surplus, defined as the amount by which our net assets exceed our stated capital, based on par value of our outstanding shares as provided by Delaware law.  These dividends continue to accrue on all our outstanding shares of preferred stock, regardless of whether we are legally able to pay them.  Because we were unable to pay dividends on our preferred stock, we began accruing an additional late fee penalty of 18% per annum on the unpaid dividends for the Series 2 Preferred Stock and Series 3 Preferred Stock.  Total penalties accrued during the quarter ended September 30, 2009 were approximately $4,000.  Our CEO, CFO and one member of our Board of Directors, who own preferred stock, have waived the late fee penalty so we have recorded approximately $3,000 as contributed capital during the quarter related to these waivers.  In addition to this late penalty, the holders of our Series 2 Preferred Stock and Series 3 Preferred Stock could elect to present us with written notice of our failure to pay dividends as scheduled, in which case we would have 45 days to cure such a breach.  In the event that we failed to cure the breach, the holders of these shares of preferred stock would then have the right to require us to redeem their shares of preferred stock for a cash amount calculated in accordance with their respective certificates of designation.  If we were required to redeem all shares of Series 2 Preferred Stock and Series 3 Preferred Stock as of October 31, 2009, the aggregate redemption price we would owe would be $2.1 million.

11.   Fair Value Measurements

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” currently within the scope of ASC 825-10. ASC 825-10 requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. ASC 825-10 is effective for interim reporting periods ending after June 15, 2009. We adopted this staff position upon its issuance, and it had no material impact on our financial statements because we believe the financial assets and liabilities as reported in the Company’s financial statements approximate their respective fair values.

12.   Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS 165, “Subsequent Events,” currently within the scope of ASC 855-10. ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim or annual financial periods ending after June 15, 2009, and the Company adopted this guidance during the three months ended June 30, 2009. The Company’s adoption of this guidance did not have a material impact on its financial statements.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” currently within the scope of ASC 105-10. ASC 105-10 identifies the FASB Accounting Standards Codification (the “Codification”) as the authoritative source of generally accepted accounting principles (“GAAP”) in the United States.  The Codification did not change GAAP but reorganizes the literature.  Rules and interpretive releases of the Securities and Exchange Commission under federal securities laws are also sources of authoritative GAAP for Securities and Exchange Commission registrants. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and the Company adopted the provisions of this guidance as of September 30, 2009.  The Company’s adoption of this guidance did not have a material impact on its financial statements.

13.   Subsequent Events

Management performed an evaluation of the Company’s activities through November 12th, 2009, and has concluded that there are no significant subsequent events requiring disclosure through the date these financial statements were issued.

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

•                  our need to continue or increase current revenue levels in order to sustain profitability;

•                  concentration of our revenues from U.S. government entities or commercial customers and the possibility of loss of one of these customers and the unique risks associated with government customers;

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

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net product revenue	95.3%	88.7%	93.2%	84.7%
Net customer support and maintenance revenue	4.7	11.3	6.8	15.3
Total revenue	100.0	100.0	100.0	100.0
Cost of product revenue	34.5	30.2	33.4	32.9
Cost of customer support and maintenance revenue	0.2	0.5	0.3	0.6
Total cost of revenue	34.7	30.7	33.7	33.5
Gross profit	65.3	69.3	66.3	66.5
Operating expenses:
Sales and marketing	15.8	28.7	21.5	36.5
Research and development	22.9	17.3	26.6	31.1
General and administrative	18.8	20.0	22.6	25.0

Operating income (loss)	7.7	3.2	(4.4)	(26.1)

Interest expense	(1.4)	(1.9)	(1.3)	(1.5)
Income (loss) before income tax provision	6.3	1.4	(5.7)	(27.6)

Income tax provision	—	—	—	—

Net income (loss)	6.3%	1.4%	(5.7)%	(27.6)%
Preferred stock dividends accrued	(3.0)	(3.7)	(3.4)	(4.2)

Net income (loss) attributable to common stockholders	3.3%	(2.3)%	(9.1)%	(31.8)%

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Domestic revenues	99.8%	97.1%	98.9%	96.1%
Export revenues to:
Europe	0.1	2.6	1.0	3.4
Asia	—	0.2	—	0.3
Latin America	0.1	0.1	0.1	0.2

Net revenues	100.0%	100.0%	100.0%	100.0%

Net Revenues.  Net revenues for the quarter and nine months ended September 30, 2009 were $1.3 million and $3.4 million, respectively, compared to $1.2 million and $3.0 million for the same periods in 2008.  Product revenues increased $116 thousand for the quarter ended September 30, 2009, and increased $0.7 million for the nine months ended September 30, 2009 compared to the same periods in 2008.  Customer support and maintenance revenue decreased $78 thousand and $222 thousand for the quarter and nine months ended September 30, 2009, respectively, compared to the same periods in 2008.  This decrease was due to the current sales mix with a high concentration of government sales not requiring a maintenance contract.

Concentration of Revenues.  Revenues from sales to various U.S. government entities totaled $0.8 million, or 66.3% of revenues, for the quarter ended September 30, 2009 compared to $1.1 million, or 91.2% of revenues, for the same period in 2008.  Revenues from sales to various U.S. government entities totaled $2.8 million, or 82.7% of revenues, for the nine months ended September 30, 2009 compared to $2.5 million, or 84.0% of revenues, for the same period in 2008.    Although we expect our concentration of revenues to vary among customers in future periods depending upon the timing of certain sales, we anticipate that sales to government customers will continue to account for a significant portion of our revenues in future periods.  Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including, without limitation, potential disruption to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience.  Although we do not believe that a material portion of our revenues with government customers is subject to renegotiation, a large number of cancelled or renegotiated government orders could have a material adverse effect on our financial results.  Currently, we are not aware of any proposed cancellation or renegotiation of any of our existing arrangements with government entities and, historically, government entities have not cancelled or renegotiated orders which had a material adverse effect on our business.

Gross Profit.  Gross profit was $0.8 million or 65.3% of net revenues for the quarter ended September 30, 2009, compared to $0.8 million or 69.3% of net revenues for the quarter ended September 30, 2008.  Gross profit was $2.3 million or 66.3% of net revenues for the nine months ended September 30, 2009 compared to $2.0 million or 66.5% of net revenues for the nine months ended September 30, 2008.   Gross profit on product revenues for the quarter and nine months ended September 30, trended from 66.0% and 61.2%, respectively, in 2008 to 63.8% and 64.3%, respectively, in 2009 mainly due to an increase in net revenues and/or decreases in fixed costs.  Gross profit on customer support and maintenance revenues for the quarter and nine months ended September 30, trended from 95.5% and 96.1%, respectively, in 2008 to 95.5% and 94.8%, respectively, in 2009.  Gross profit as a percentage of net revenues is impacted by several factors, including shifts in product mix, changes in channels of distribution, revenue volume, pricing strategies, and fluctuations in revenues of integrated third-party products.

Sales and Marketing.  Sales and marketing expenses decreased to $0.2 million for the quarter ended September 30, 2009, compared to $0.3 million for the quarter ended September 30, 2008. Sales and marketing expenses decreased to $0.7 million for the nine months ended September 30, 2009, compared to $1.1 million for the nine months ended September 30, 2008 primarily due to a planned reduction in sales and marketing related expenses.  Sales and marketing expenses may vary in the future.  However, we believe that these costs will remain relatively constant through the end of 2009, although expenses may be increased relative to increases in revenue.

Research and Development.  Research and development expenses increased to $0.3 million for the quarter ended September 30, 2009 compared to $0.2 million for the quarter ended September 30, 2008. Research and development expenses remained constant at $0.9 million for the nine months ended September 30, 2009 and 2008.  Research and development costs are expensed in the period incurred.  Research and development expenses fluctuated in the three months ended September 30, 2009, compared to the same period in 2008 primarily due to shifts from research and development expenses to cost of sales in relation to engineering contract jobs.  Research and development expenses may vary in the future; however, we believe that these costs will remain relatively constant through the end of 2009, although expenses may be increased relative to increases in revenue.

General and Administrative.  General and administrative expenses remained constant at $0.2 million for the quarter ended September 30, 2009 and 2008.  General and administrative expenses increased slightly to $0.8 million for the nine months ended September 30, 2009, compared to $0.7 million for the nine months ended September 30, 2008.  It is expected that general and administrative expenses will remain relatively constant throughout the remainder of 2009, although expenses may be increased relative to increases in revenue.

Interest.  Interest expense decreased to $18 thousand for the quarter ended September 30, 2009 compared to $22 thousand for the same period in 2008.  Interest expense decreased to $44 thousand for the nine months ended September 30, 2009 compared to $45 thousand for the same period in 2008.  Interest expense may vary in the future based on borrowing levels on our line of credit and other debt financings.

Liquidity and Capital Resources

Our principal source of liquidity at September 30, 2009 is approximately $103 thousand of cash and cash equivalents.  At September 30, 2009, we had a working capital deficiency of $1.5 million compared to a $1.3 million deficiency at September 30, 2008.

Cash used in operations for the nine months ended September 30, 2009 was $0.9 million, primarily due to a net loss of $0.2 million, decreases in deferred revenue of $1.0 million and an increase in prepaid expenses and other assets of $13 thousand.  This cash decrease was partially offset by depreciation expense of $57 thousand, stock-based compensation expense of $71 thousand, a decrease in accounts receivable of $58 thousand, a decrease in inventories of $3 thousand, and an increase in accounts payable and accrued expenses of $81 thousand.  Cash used in operations for the nine months ended September 30, 2008 was $1.5 million, primarily due to a net loss of $817 thousand, an increase in accounts receivable of $651 thousand, a decrease in accounts payable and accrued expenses of $61 thousand, and decreases in deferred revenue of $107 thousand.  This cash decrease was partially offset by depreciation expense of $33 thousand, stock-based compensation expense of $55 thousand, a decrease in inventories of $52 thousand, and a decrease in prepaid expenses and other assets of $43 thousand.   Future fluctuations in inventory balances, accounts receivable and accounts payable will be dependent upon several factors, including, but not limited to, quarterly sales, our strategy in building inventory in advance of receiving orders from customers, and the accuracy of our forecasts of product demand and component requirements.

There was $16 thousand of cash used in investing activities in the nine months ended September 30, 2009 compared to $23 thousand of cash used in investing activities in the nine months ended September 30, 2008 for net purchases of property and equipment.

Cash provided by financing activities in the nine months ended September 30, 2009 was $0.5 million, primarily consisting of the proceeds from a promissory note and commitment by our CEO, G. Ward Paxton, for $1.5 million, compared to cash provided by financing activities in the nine months ended September 30, 2008 of $1.2 million, primarily consisting of the proceeds from a promissory note and commitment by our Chief Executive Officer, G. Ward Paxton,  for $1.2 million, with a net increase in the line of credit of $30 thousand.

At September 30, 2009, the Company did not have any material commitments for capital expenditures.

During the nine months ended September 30, 2009, the Company funded its operations through the use of cash and cash equivalents, and borrowings from our CEO, G. Ward Paxton.

On March 29, 2006, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) to establish a $1.0 million line of credit with SVB (the “2006 Credit Line”).  On June 30, 2008, we entered into an Amended and Restated Loan and Security Agreement with SVB to, among other things, replace the 2006 Credit Line with a $2.5 million line of credit (the “2008 Credit Line”).  On June 28, 2009, we entered into the First Amendment to Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with SVB to replace the 2008 Credit Line with a $1.25 million line of credit (the “Current Line of Credit”).  Our obligations under the Loan Agreement are secured by substantially all of our assets, including all of our intellectual property.  In addition, G. Ward Paxton, the Company’s Chief Executive Officer, has established a Guaranty Agreement with SVB for all outstanding balances under the Current Line of Credit.  Borrowings under the Current Line of Credit are based on advances (each an “Advance”) against certain of our accounts receivable that are approved by SVB (each an “Eligible Account”).  SVB may make an Advance of up to eighty percent (80%) of each Eligible Account, or such other percentage SVB may determine in its sole discretion.  Each Advance is subject to a finance charge calculated as a daily rate that is based on a 360-day annual rate of the greater of the prime rate or 5.25%, plus 2.0%.  Finance charges are payable at the same time its related Advance is due.  Each Advance is also subject to a monthly collateral handling fee of 0.5% of all outstanding Advances, depending on certain qualifying financial factors specified in the Loan Agreement.  The collateral handling fee is payable at the same time its related Advance is due.  Each Advance must be repaid at the earliest of (a) the date that the Eligible Account related to the Advance is paid, (b) the date the Eligible Account is no longer eligible under the Amended and Restated Loan Agreement, or (c) the date on which any “Adjustment” (as defined in the Loan Agreement) is asserted to the Eligible Account.  On June 27, 2010, the Loan Agreement terminates and all outstanding Advances, accrued but unpaid finance charges, outstanding collateral handing fees, and other amounts become due under the Amended and Restated Loan Agreement and related documents.  We have certain non-financial and financial covenants, including a liquidity coverage ratio and a rolling EBITDA computation, as defined in the Loan Agreement.  We have no borrowings outstanding under the Current Line of Credit as of September 30, 2009 and had borrowings available of $96,000.

As of September 30, 2009, we had cash and cash equivalents of approximately $103,000, down from approximately $554,000 as of December 31, 2008 and a working capital deficit totaling $1.5 million.  We used $926,000 of cash in operations in 2009 and operating cash outflows may continue in 2009 and possibly beyond.  As of September 30, 2009, in addition to cash and cash equivalents of $103,000, we had $96,000 in funding available under our $1.25 million line of credit at Silicon Valley Bank, and $1.2 million funding available from a written commitment to invest up to $1.5 million from G. Ward Paxton, our Chairman, President and Chief Executive Officer (the “CEO”).  Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through Company profits, our line of credit, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009 and concluded that the disclosure controls and procedures were effective.

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our cash, cash equivalents, and investments decreased from $554 thousand at December 31, 2008 to $103 thousand at September 30, 2009.  If net cash outflows continue, we may not have sufficient cash to operate our business and may not be able to maintain certain liquidity requirements.  Additional debt and equity offerings to fund future operations may not be available and, if available, may significantly dilute the value of our currently outstanding common stock.

As of September 30, 2009, we had cash and cash equivalents of approximately $103,000, down from approximately $554,000 as of December 31, 2008 and a working capital deficit totaling $1.50 million.  We used $152,000 of cash in operations in the third quarter 2009 and operating cash outflows may continue in 2009 and possibly beyond.  As of September 30, 2009, in addition to cash and cash equivalents of $103,000, we had $96,000 in funding available under our $1.25 million line of credit at Silicon Valley Bank, and $1.2 million funding available from a written commitment to invest up to $1.5 million from G. Ward Paxton, our CEO.  Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through Company profits, our line of credit, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

We had a net income of $0.1 million for the quarter ended September 30, 2009, a net loss of $0.2 million for the nine months ended September 30, 2009 and have an accumulated deficit of $58.5 million as of September 30, 2009.  To continue profitability, we must continue to generate current or increased revenue levels.

For the quarter ended September 30, 2009, we generated a net income of $0.1 million and had an accumulated deficit of approximately $58.5 million as of September 30, 2009, compared to a modest operating income for the quarter ended September 30, 2008 and an accumulated deficit of approximately $58.3 million as of September 30, 2008.  We need to sustain current or greater revenue levels from the sales of our products if we are to sustain profitability.  If we are unable to achieve these revenue levels, losses could happen for the near term and possibly longer, and we may not sustain profitability or generate positive cash flow from operations.

A large percentage of our revenues are received from U.S. government entities and one commercial customer, and the loss of one of these customers could reduce our revenues and materially harm our business and prospects.

A large percentage of our revenues result from sales to U.S. government entities and one commercial customer.  If we were to lose one or more of these key relationships, our revenues could decline and our business and prospects may be materially harmed. We expect that even if we are successful in developing relationships with non-governmental customers, our revenues will continue to be concentrated among government entities. For the quarter ended September 30, 2009, sales to U.S. government entities collectively accounted for 66.3% of our revenues, compared to 91.2% of our revenues as of September 30, 2008.  The loss of any of these key relationships may send a negative message to other U.S. government entities or non-governmental customers concerning our product offering.  We cannot assure you that U.S. government entities will be customers of ours in future periods or that we will be able to diversify our customer portfolio to adequately mitigate the risk of loss of any of these customers.

We are highly dependent on sales made through indirect channels, the loss of which would materially adversely affect our operations.

We derived 62.8% of revenue in the third quarter of 2009 through indirect channels of mainly government resellers, compared to 35.2% of our revenues in the quarter ended September 30, 2008.   We must expand our sales through these indirect channels in order to increase our revenues.  We cannot assure you that our products will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues.  Further, many of our competitors are also trying to sell their products through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our products.

We have been unable to pay scheduled dividends on shares of our preferred stock, and the continued failure to make such payments has resulted in late penalty payments and could potentially result in additional consequences, some of them material.

During the quarter ended September 30, 2009, we accrued $14,000 in dividends to the holders of our 5% Preferred Stock, $14,000 in dividends to the holders of our Series 2 5% Preferred Stock and $10,000 in dividends to the holders of our Series 3 5% Preferred Stock.  At September 30, 2009, we have dividends accrued of $126,000 related to our 5% Preferred Stock, $106,000 related to our Series 2 5% Preferred Stock and $71,000 related to our Series 3 5% Preferred Stock.  Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.  We have not had net profits for the last two fiscal years and as of the quarter ended September 30, 2009, did not have sufficient capital surplus, defined as the amount by which our net assets exceed our stated capital, based on par value of our outstanding shares as provided by Delaware law.  We cannot assure you that our net assets will exceed our stated capital or that we will have net profits in order to pay these dividends in the future.  These dividends continue to accrue on all our outstanding shares of preferred stock, regardless of whether we are legally able to pay them.  Because we were unable to pay dividends on our preferred stock, we began accruing an additional late fee penalty of 18% per annum on the unpaid dividends for the Series 2 Preferred Stock and Series 3 Preferred Stock.  Our CEO, CFO and outside board member that are invested in Series 2 and Series 3 Preferred Stock have waived the late fee penalty.  In addition to this late penalty, the holders of our Series 2 Preferred Stock and Series 3 Preferred Stock could elect to present us with written notice of our failure to pay dividends as scheduled, in which case we would have 45 days to cure such a breach.  In the event that we failed to cure the breach, the holders of these shares of preferred stock would then have the right to require us to redeem their shares of preferred stock for a cash amount calculated in accordance with their respective certificates of designation.  If we were required to redeem all shares of Series 2 Preferred Stock and Series 3 Preferred Stock as of October 31, 2009, the aggregate redemption price we would owe would be $2.1 million.

You will experience substantial dilution upon the conversion or redemption of the shares of preferred stock and the exercise of warrants that we issued in our recent private placements or in the event we raise additional funds through the issuance of new shares of our common stock or securities convertible or exercisable into shares of common stock.

On October 31, 2009, we had 11,704,535 shares of common stock outstanding.  Upon conversion of all outstanding shares of preferred stock and exercise of the outstanding warrants, we will have 13,771,291 shares of common stock outstanding, approximately a 17.7% increase in the number of shares of our common stock outstanding.

Further, the occurrence of certain events could entitle holders of our Series 2 Preferred Stock and Series 3 Preferred Stock to require us to redeem their shares for a certain number of shares of our common stock.  Assuming (i) we have paid all liquidated damages and other amounts to the holders, (ii) incurred accrued but unpaid dividends on October 31, 2009 of $170,000, (iii) a volume weighted average price of $0.47, which was the ten-day volume weighted average closing price of our common stock on October 31, 2009, and (iv) our 11,704,535 shares of common stock outstanding on October 31, 2009, upon exercise of their redemption right by the holders of the Series 3 Preferred Stock and the Series 2 Preferred Stock, we would be obligated to issue approximately 7,534,819 shares of our common stock.  This would represent an increase of approximately 64% in the number of shares of our common stock as of October 31, 2009.

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

The holders of the shares of our 5% Preferred Stock and warrants we issued in connection with the sale of our 5% Preferred Stock may freely convert their shares of preferred stock and exercise their warrants and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of October 31, 2009, 780,000 shares of our 5% Preferred Stock had converted into 1,240,456 shares of common stock.

The holders of the shares of Series 2 5% Preferred Stock and warrants we issued in connection with the sale of our Series 2 Preferred Stock may freely convert their shares of preferred stock and exercise their warrants and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of October 31, 2009, 605,200 shares of Series 2 Preferred Stock had converted into 605,200 shares of common stock.

The holders of the shares of Series 3 5% Preferred Stock and warrants we issued in connection with the sale of our Series 3 Preferred Stock, may freely convert their shares of Series 3 Preferred Stock and exercise their warrants and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of October 31, 2009, 210,551 shares of Series 3 Preferred Stock had converted into 210,551 shares of common stock.

For the four weeks ended on October 31, 2009, the average daily trading volume of our common stock on The OTCBB was 363 shares.  Consequently, if holders of preferred stock or warrants elect to convert their remaining shares or exercise their warrants and sell a material amount of their underlying shares of common stock on the open market, the increase in selling activity could cause a decline in the market price of our common stock.  Furthermore, these sales, or the potential for these sales, could encourage short sales, causing additional downward pressure on the market price of our common stock.

Our management and larger stockholders exercise significant control over our company and have the ability to approve or take actions that may be adverse to your interests.

As of October 31, 2009, our executive officers, directors and preferred stockholders beneficially own approximately 30% of our voting power.  As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us.  These stockholders may use their influence to approve or take actions that may be adverse to your interests.  Further, we may contemplate the possible issuance of shares of our Common Stock or of securities exercisable or convertible into shares of our Common Stock in the future to our Chief Executive Officer.  Any such issuance will increase the percentage of stock our Chief Executive Officer and our management group beneficially holds.

Item 3.                                Defaults Upon Senior Securities

During the quarter ended September 30, 2009, we accrued $14,000 in dividends to the holders of our 5% Preferred Stock, $14,000 in dividends to the holders of our Series 2 5% Preferred Stock and $10,000 in dividends to the holders of our Series 3 5% Preferred Stock.  At September 30, 2009, we have dividends accrued of $126,000 related to our 5% Preferred Stock, $106,000 related to our Series 2 5% Preferred Stock and $71,000 related to our Series 3 5% Preferred Stock.  Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.  We have not had net profits for the last two fiscal years and as of the quarter ended September 30, 2009, did not have sufficient capital surplus, defined as the amount by which our net assets exceed our stated capital, based on par value of our outstanding shares as provided by Delaware law.  We cannot assure you that our net assets will exceed our stated capital or that we will have net profits in order to pay these dividends in the future.  These dividends continue to accrue on all our outstanding shares of preferred stock, regardless of whether we are legally able to pay them.  Because we were unable to pay dividends on our preferred stock, we began accruing an additional late fee penalty of 18% per annum on the unpaid dividends for the Series 2 Preferred Stock and Series 3 Preferred Stock.  Our CEO, CFO and outside board member that are invested in Series 2 and Series 3 Preferred Stock have waived the late fee penalty.  In addition to this late penalty, the holders of our Series 2 Preferred Stock and Series 3 Preferred Stock could elect to present us with written notice of our failure to pay dividends as scheduled, in which case we would have 45 days to cure such a breach.  In the event that we failed to cure the breach, the holders of these shares of preferred stock would then have the right to require us to redeem their shares of preferred stock for a cash amount calculated in accordance with their respective certificates of designation.  If we were required to redeem all shares of Series 2 Preferred Stock and Series 3 Preferred Stock as of October 31, 2009, the aggregate redemption price we would owe would be $2.1 million.

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

INTRUSION INC.

Date: November 12, 2009	/s/ G. Ward Paxton
G. Ward Paxton
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2009	/s/ Michael L. Paxton
Michael L. Paxton
Vice President, Chief Financial Officer, Treasurer & Secretary
(Principal Financial & Accounting Officer)