Form 10-K
period 2009-12-31
INTRUSION INC
filed 2010-03-29
CIK 736012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

                                                                                                                                                                                      Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                                                                                                                                                                                      Yes ☐  No ☐

State the issuer’s revenues for its most recent fiscal year:  $4,920,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2009:  $5,300,899.

As of March 30, 2010, 11,704,535 shares of the issuer’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement filed in connection with the Registrant’s 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

General

We develop, market and support a family of entity identification, high speed data mining, regulated information compliance, data privacy protection and network intrusion prevention/detection products.  Our product families include:

•                                          TraceCop™ for identity discovery and disclosure,

•                                          Savant™ for network data mining,

•                                          Compliance Commander™ for regulated information and data privacy protection,

•                                          SecureNet™ for network intrusion prevention and detection.

We market and distribute our products through a direct sales force to:

•                                          end-users,

•                                          value-added resellers,

•                                          system integrators,

•                                          managed service providers, and

•                                          distributors.

Our end-user customers include:

•                                          U.S. federal government entities,

•                                          foreign government entities,

•                                          local government entities,

•                                          banks,

•                                          credit unions,

•                                          other financial institutions,

•                                          hospitals and other healthcare providers, and

•                                          other customers.

Essentially, our end-users can be defined as ‘any end-user requiring network security solutions for protecting their mission critical data’.

We were organized in Texas in September 1983 and reincorporated in Delaware in October 1995.  Our principal executive offices are located at 1101 East Arapaho Road, Suite 200, Richardson, Texas 75081, and our telephone number is (972) 234-6400.  Our website URL is www.intrusion.com.  References to the “Company”, “we”, “us”, “our” or “Intrusion Inc.” refer to Intrusion Inc. and its subsidiaries.  Compliance Commander, SecureNet, TraceCop and Savant are trademarks of Intrusion Inc.

On March 25, 2004, we completed a $5.0 million private placement of 5% Convertible Preferred Stock and warrants.  In the private placement, we sold 1,000,000 shares of preferred stock at a price of $5.00 per share for gross proceeds of $5.0 million, less $275,000 of issuance costs.  The preferred shares may be converted into 1,590,331 shares of common stock, par value $0.01 per share, of Intrusion Inc. (our “Common Stock”) at an initial conversion price of $3.144 per share.

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

On March 29, 2006, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) to establish a $1.0 million line of credit with SVB (the “2006 Credit Line”).  On June 30, 2008, we entered into an Amended and Restated Loan and Security Agreement with SVB to, among other things, replace the 2006 Credit Line with a $2.5 million line of credit (the “2008 Credit Line”).  On June 28, 2009, we entered into the First Amendment to the Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”) with SVB to replace the 2008 Credit Line with a $1.25 million line of credit (the “Current Line of Credit”).  Our obligations under the Loan Agreement are secured by substantially all of our assets, including all of our intellectual property.  In addition, G. Ward Paxton, the Company’s Chief Executive Officer, has established a Guaranty Agreement with SVB for all outstanding balances under the Current Line of Credit.  Borrowings under the Current Line of Credit are based on advances (each an “Advance”) against certain of our accounts receivable that are approved by SVB (each an “Eligible Account”).  SVB may make an Advance of up to eighty percent (80%) of each Eligible Account, or such other percentage SVB may determine in its sole discretion.  Each Advance is subject to a finance charge calculated as a daily rate that is based on a 360-day annual rate of the greater of the prime rate or 5.25%, plus 2.0%.  Finance charges are payable at the same time its related Advance is due.  Each Advance is also subject to a monthly collateral handling fee of 0.5% of all outstanding Advances, depending on certain qualifying financial factors specified in the Loan Agreement.  The collateral handling fee is payable at the same time its related Advance is due.  Each Advance must be repaid at the earliest of (a) the date that the Eligible Account related to the Advance is paid, (b) the date the Eligible Account is no longer eligible under the Loan Agreement, or (c) the date on which any “Adjustment” (as defined in the Loan Agreement) is asserted to the Eligible Account.  On June 27, 2010, the Loan Agreement terminates and all outstanding Advances, accrued but unpaid finance charges, outstanding collateral handing fees, and other amounts become due under the Loan Agreement and related documents.  We have certain non-financial and financial covenants, including a liquidity coverage ratio and a rolling EBITDA computation, as defined in the Loan Agreement.  We have no borrowings outstanding under the Current Line of Credit as of December 31, 2009 and had borrowings available of $152,000.

On March 15, 2007, we completed a private placement of 925,926 shares of our Common Stock for gross proceeds of $500,000.

On June 27, 2007, we completed a private placement of 1,111,111 shares of our Common Stock for gross proceeds of $500,000.

On September 26, 2007, we completed a private placement of 1,190,476 shares of our Common Stock for gross proceeds of $500,000.

On February 4, 2010, the Company extended a revolving promissory note to borrow up to $700,000 from G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer through March 2011.

On February 4, 2010, we received a written commitment from our Chief Executive Officer to invest up to an additional $1,500,000 in the Company until March 2011, should such funding be required by the Company, on terms and conditions similar to the promissory note above.

Government Sales

Sales to U.S. government customers accounted for 77.5% of our revenues for the year ended December 31, 2009, compared to 86.2% of our revenue in 2008.  We expect to continue to derive a substantial portion of our revenues from sales to governmental entities in the future as we continue to market our entity identification products, our data mining products, our regulated compliance and data leakage prevention products and our network intrusion prevention products to the government.  Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including potential disruption due to irregularities in or interruptions to appropriation and spending patterns, delays in approving a federal budget and the government’s reservation of the right to cancel contracts and purchase orders for its convenience.

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

•                                          Visibility: the ability to see and understand the nature of the network and the traffic on the network, which assists in decision making as well as crafting and constantly improving security policy.

We focus on providing these two primary elements of network security within a single product for overall network security and for the protection of specific classified, confidential or customer information assets.

Products

TraceCop

Our TraceCop product family includes a database of worldwide IP addresses which are regularly updated.  In addition, other information and analysis results, such as geo-location data may also be included.  Customers use the TraceCop data to aid in the identification and location of individuals involved in cyber crime.  In addition to the IP database, the TraceCop family includes analysis software and a GUI interface to assist analysts in locating the bad guys.  We sell the license fee and maintenance for the TraceCop database and either install and service the database at the Intrusion facility or install the TraceCop database on a customer server onsite.

Savant

Savant, a new product offering announced in the first quarter of 2010, is a high-speed network data mining product which organizes the data into networks of relationships.  Savant operates on networks with data flows of up to 20 gigabits (10 gigabits at full duplex).  Savant can read and record up to 20 gigabits without dropping packets.  Some of the unique features include analysis which determines associations.  Uses include building persona and internet habits of the customer’s network users.  Savant provides deep inspection of network traffic recording interesting data and relationships.  Savant is a software product which we license to our customers and sell maintenance and upgrades.  We also re-sell the server required to implement Savant into the customer’s network.

Compliance Commander

Compliance Commander is our data leak prevention product family.  Compliance Commander is a software product which operates on a standard computer or server and connects in-line to the customers’ network.  We license the Compliance Commander software to our customers and sell them software maintenance and upgrades.  We also resell standard computers for implementation of the software.

SecureNet

SecureNet is our Network Intrusion/Detection Product family.  SecureNet is a software product which operates on a standard computer or server and connects inline to the customer’s network.  We license the SecureNet software to our customers and additionally sell software maintenance and upgrades.  We also resell standard computers for implementation of the software.  SecureNet provides network monitoring and analysis functions with the added ability to block malicious network traffic for up to two gigabit data flows.  SecureNet products provide user customizable, protocol decode detection technology.  Our SecureNet sensors have their own web browser interface for simplified configuration.

Third-Party Products

We currently resell standard commercially available computers and servers from various vendors which we integrate with our different software products for implementation into our customer networks.  We do not consider any of these third party relationships to be material.

Customer Services

In addition to offering our network security products, we also offer a wide range of services, including design and configuration, project planning, training, installation and maintenance.

Product Development

The network security industry is characterized by rapidly changing technology, standards, economy and customer demands. We believe that our future success depends in large part upon the timely enhancement of existing products as well as the development of technologically advanced new products that meet industry standards, perform successfully and simplify the users’ tasks so that they can do more with fewer resources.  We are currently marketing TraceCop, Savant, Compliance Commander and SecureNet products to meet emerging market requirements and are continuously engaged in testing to ensure that our products interoperate with other manufacturers’ products, which comply with industry standards.

During 2009 and 2008, our research and development expenditures were approximately $1.1 million each year. All of our expenditures for research and development have been expensed as incurred.  At December 31, 2009, we had 17 employees engaged in research and product development.

Manufacturing and Supplies

Our internal manufacturing operations consist primarily of replication of software on CDs, packaging, testing and quality control of finished units.

The hardware we sell is standard off-the-shelf products, which we OEM or resell from our suppliers.

Intellectual Property and Licenses

Our success and our ability to compete are dependent, in part, upon our proprietary technology.  We principally rely on a combination of contractual rights, trade secrets and copyright laws to establish and protect our proprietary rights in our products. In addition, we have recently applied for two patents.  We have also entered into non-disclosure agreements with our suppliers, resellers and certain customers to limit access to and disclosure of proprietary information. There can be no assurance that the steps taken by us to protect our intellectual property will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

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

Foreign Sales.  We believe that rapidly evolving international markets are important sources of future net sales. Our export sales are currently being made through an indirect sales force comprised of international resellers in Europe and Asia.  Export sales accounted for approximately 1.0% and 4.7% of total revenue in 2009 and 2008, respectively.  See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in this report for a geographic breakdown of our revenue in 2009 and 2008. Sales to foreign customers and resellers generally have been made in United States dollars.

Marketing.  We have implemented several methods to market our products, including public relations and placed articles, regular participation in and presenting during trade shows and seminars, advertisement in trade journals, telemarketing, distribution of sales literature and product specifications and ongoing communication with our resellers and installed base of end-user customers.

Customers.  Our end-user customers include U.S. federal government entities, foreign government entities, banks, credit unions, other financial institutions, hospitals and other healthcare providers.  Essentially, our customers include any entity requiring network security solutions for protecting their mission critical data.  Sales to certain customers and groups of customers can be impacted by seasonal capital expenditure approval cycles, and sales to customers within certain geographic regions can be subject to seasonal fluctuations in demand.

In 2009, 77.5% of our revenue was derived from a variety of U.S. government entities through direct sales and indirectly through system integrators and resellers.  In 2009, 76.6% of our total revenues are attributable to three U.S. Government customers through direct and indirect channels, all of which exceeded 10% of total revenue individually in 2009.  Comparatively, sales to the U.S. Government through direct and indirect channels totaled 86.2% of total revenues for 2008 and 73.1% of our total revenues in 2008 were attributable to two customers, one of which exceeded 10% of our total revenues individually.  A reduction in our sales to U.S. government entities could have a material adverse effect on our business and operating results if not replaced.

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

There are numerous companies competing in various segments of the data security markets. At this time, we do not have direct competitors for TraceCop.  There are several different small start-up companies that perform some of the analysis functions that we perform in TraceCop, but these companies don’t have the extensive data-base that we have in TraceCop.  In our newest market segment, data mining, we compete with several small companies including Niksun and NetScout. Our competitors in the regulated information compliance market include Vontu (Symantec), Port Authority (Websense), Vericept, Reconnex (McAfee Inc.), Tablus (RSA Security) and a small number of start-up companies that entered the space within the last two years.  Our principal competitors in the network intrusion prevention and detection market include Internet Security Systems, Inc.(IBM), Cisco Systems, Inc., Symantec, Inc., Netscreen  (Juniper Networks, Inc.), McAfee Inc., Tipping Point Technologies, a division of 3Com Corporation, and NFR Security (Checkpoint).

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

Employees

As of December 31, 2009, we employed a total of 27 persons, including 6 in sales, marketing and technical support, 17 in research, product development and engineering, and 4 in administration and finance.

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

Our cash, cash equivalents, and investments remained relatively constant at $519,000 at December 31, 2009 compared to $554,000 at December 31, 2008.  We may not have sufficient cash to operate our business and may not be able to maintain certain liquidity requirements under our existing debt instruments.  Additional debt and equity offerings to fund future operations may not be available and, if available, may significantly dilute the value of our currently outstanding common stock.

As of December 31, 2009, we had cash and cash equivalents of approximately $519,000, down from approximately $554,000 as of December 31, 2008.  We generated net income of $379,000 in the last quarter of 2009 and $186,000 net income for the year 2009 compared to a net loss for the year 2008 of $808,000.  We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources.   As of December 31, 2009, in addition to cash and cash equivalents of $519,000, we had $152,000 in funding available under our $1.25 million line of credit at Silicon Valley Bank, and $1.2 million funding available from a written commitment to invest up to $1.5 million from G. Ward Paxton, our CEO.  Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have  sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through Company profits, our line of credit, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

To remain profitable, we must continue to meet or exceed our current revenue levels.

We had a net income of $186,000 for the fiscal year ended December 31, 2009, but have incurred large operating losses in previous years.  For the year ended December 31, 2009, we had net income of $0.2 million and had an accumulated deficit of approximately $58.1 million as of December 31, 2009, compared to a net loss of $0.8 million and an accumulated deficit of approximately $58.3 million as of December 31, 2008.  We need to generate and sustain equal to or greater revenues from the sales of our products if we are to remain profitable and grow.  If we are unable to sustain these revenue levels, net losses may occur and we may never be able to sustain profitability or generate positive cash flow from operations in the future.

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

A large percentage of our revenues result from sales to U.S. government entities.  If we were to lose one or more of these key relationships, our revenues could decline and our business and prospects may be materially harmed. We expect that even if we are successful in developing relationships with non-governmental customers, our revenues will continue to be concentrated among government entities. For the years ended December 31, 2007, 2008 and 2009, sales to U.S. government entities collectively accounted for 73.2%, 86.2% and 77.5% of our total net revenues, respectively. The loss of any of these key relationships may send a negative message to other U.S. government entities or non-governmental customers concerning our product offering.  We cannot assure you that U.S. government entities will be customers of ours in future periods or that we will be able to diversify our customer portfolio to adequately mitigate the risk of loss of any of these customers.

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

For the years ended December 31, 2007, 2008 and 2009, we derived 19.2%, 33.9% and 65.5% of our revenues from sales through indirect sales channels, such as distributors, value-added resellers, system integrators, original equipment manufacturers and managed service providers.  We must expand our sales through these indirect channels in order to increase our revenues.  We cannot assure you that our products will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues.  Further, many of our competitors are also trying to sell their products through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our products.

The payment of dividends on our preferred stock may strain our cash resources.

On March 25, 2004, we completed a $5,000,000 private placement pursuant to which we issued 1,000,000 shares of our 5% Convertible Preferred Stock (the “Series 1 Preferred Stock”) and warrants to acquire 556,619 shares of our common stock.  The conversion price for the Series 1 Preferred Stock and the exercise price of the warrants is $3.144 per share.  As of February 28, 2010, there were 220,000 shares of the Series 1 Preferred Stock outstanding, representing approximately 349,873 shares of common stock upon conversion.

On March 28, 2005, we completed a $2,663,000 private placement pursuant to which we issued 1,065,200 shares of our Series 2 5% Convertible Preferred Stock (the “Series 2 Preferred Stock”) and warrants to acquire 532,600 shares of our common stock.  The conversion price for the Series 2 Preferred Stock is $2.50 per share and the exercise price of the warrants is $2.77 per share.  As of February 28, 2010, there were 460,000 shares of the Series 2 Preferred Stock outstanding, representing 460,000 shares of common stock upon conversion.

On December 2, 2005, we completed a $1,230,843 private placement pursuant to which we issued 564,607 shares of our Series 3 5% preferred stock  (the “Series 3 Preferred Stock”) and warrants to acquire 282,306 shares of our common stock.  The preferred shares may be converted into 564,607 shares of common stock at an initial conversion price of $2.18 per share, and the warrants may be exercised at a price of $0.40 per share during the five-year period commencing on June 2, 2006.  As of February 28, 2010, there were 354,056 shares of Series 3 Preferred Stock outstanding, representing 354,056 shares of common stock upon conversion.

You will experience substantial dilution upon the conversion or redemption of the shares of preferred stock and the exercise of warrants that we issued in our recent private placements or in the event we raise additional funds through the issuance of new shares of our common stock or securities convertible or exercisable into shares of common stock.

On March 5, 2010, we had 11,704,535 shares of common stock outstanding.  Upon conversion of all outstanding shares of preferred stock and exercise of the outstanding warrants, we will have 13,710,902 shares of common stock outstanding, approximately a 17.1% increase in the number of shares of our common stock outstanding.

In addition, management may issue additional shares of common stock or securities exercisable or convertible into shares of common stock in order to finance our continuing operations.  Any future issuances of such securities would have additional dilutive effects on the existing holders of our Common Stock.

Further, the occurrence of certain events could entitle holders of our Series 2 Preferred Stock and Series 3 Preferred Stock to require us to redeem their shares for a certain number of shares of our common stock.  Assuming (i) we have paid all liquidated damages and other amounts to the holders, (ii) paid all outstanding dividends, (iii) a volume weighted average price of $0.72, which was the ten-day volume weighted average closing price of our common stock on March 5, 2010, and (iv) our 11,704,535 shares of common stock outstanding on March 5, 2010, upon exercise of their redemption right by the holders of the Series 3 Preferred Stock and the Series 2 Preferred Stock, we would be obligated to issue approximately 4,625,878 shares of our common stock.  This would represent an increase of approximately 40.0% in the number of shares of our common stock as of March 5, 2010.

The conversion of preferred stock or exercise of warrants we issued in the private placements may cause the price of our common stock to decline.

The holders of the shares of our 5% Preferred Stock and warrants we issued in connection with the sale of our 5% Preferred Stock may freely convert their shares of preferred stock and exercise their warrants and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of February 28, 2010, 780,000 shares of our 5% Preferred Stock had converted into 1,240,457 shares of common stock.

The holders of the shares of Series 2 5% Preferred Stock and warrants we issued in connection with the sale of our Series 2 Preferred Stock may freely convert their shares of preferred stock and exercise their warrants and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of February 28, 2010, 605,200 shares of Series 2 Preferred Stock had converted into 605,200 shares of common stock.

The holders of the shares of Series 3 5% Preferred Stock and warrants we issued in connection with the sale of our Series 3 Preferred Stock, may freely convert their shares of Series 3 Preferred Stock and exercise their warrants and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of February 28, 2010, 210,551 shares of Series 3 Preferred Stock had converted into 210,551 shares of common stock.

For the four weeks ended on March 5, 2010, the average daily trading volume of our common stock on The OTCBB was 6,225 shares.  Consequently, if holders of preferred stock or warrants elect to convert their remaining shares or exercise their warrants and sell a material amount of their underlying shares of common stock on the open market, the increase in selling activity could cause a decline in the market price of our common stock.  Furthermore, these sales, or the potential for these sales, could encourage short sales, causing additional downward pressure on the market price of our common stock.

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

From our founding in 1983 until 2000, we derived substantially all of our revenue from the design, manufacture and sale of local area networking equipment.  In order to permit us to focus our resources solely on developing and marketing our network security products, we sold our local area networking assets and related networking divisions.  We now depend exclusively on revenues generated from the sale of our network security products, which have received limited market acceptance.  We have recently introduced our regulated information compliance systems, entity identification and data mining products, and the market for these products has only begun to emerge.  We can provide no assurances that our newly introduced products will ever achieve widespread market acceptance or that an adequate market for these products will ever emerge.  Consequently, we resemble a developmental stage company and will face the following inherent risks and uncertainties:

•                                          the need for our network security products, regulated information compliance systems, entity identification and data mining products to achieve market acceptance and produce a sustainable revenue stream;

•              our ability to manage costs and expenses;

•              our dependence on key personnel;

•              our ability to obtain financing on acceptable terms; and

•              our ability to offer greater value than our competitors.

Our business strategy may not successfully address these risks.  If we fail to recognize significant revenues from the sales of our network security products, regulated information compliance systems, entity identification and data mining products, our business, financial condition and operating results would be materially adversely affected.

Our management and larger stockholders exercise significant control over our company and have the ability to approve or take actions that may be adverse to your interests.

As of February 28, 2010, our executive officers, directors and preferred stockholders beneficially own approximately 26.7% of our voting power.  As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us.  These stockholders may use their influence to approve or take actions that may be adverse to the interests of holders of our Common Stock.  Further, we contemplate the possible issuance of shares of our Common Stock or of securities exercisable or convertible into shares of our Common Stock in the future to our Chief Executive Officer and Chief Financial Officer.  Any such issuance will increase the percentage of stock our Chief Executive Officer, Chief Financial Officer and our management group beneficially holds.

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

Our principal competitors in the data mining market include Niksun and NetScout.  Our principal competitors in the network intrusion prevention and detection market include Internet Security Systems, Inc. (IBM), Cisco Systems, Inc., Symantec, Inc., Juniper Networks, Inc., McAfee Inc., Tipping Point Technologies, a division of 3Com Corporation, and NFR Security, Inc.  Our competitors in the regulated information compliance market include Vontu (Symantec), Port Authority (Websense), Vericept, Reconnex (McAfee Inc.), Tablus (RSA Security) and a small number of start-up companies that entered the space within the last two years. Our current and potential competitors may have one or more of the following significant advantages over us:

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

We rely primarily on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and non-disclosure agreements to protect our proprietary technology.  However, unauthorized parties may attempt to copy or reverse-engineer aspects of our products or to obtain and use information that we regard as proprietary.  Policing unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our intellectual property.  This is particularly true in foreign countries where the laws may not protect proprietary rights to the same extent as the laws of the United States and may not provide us with an effective remedy against unauthorized use.  If our protection of our intellectual property proves to be inadequate or unenforceable, others may be able to use our proprietary developments without compensation to us, resulting in potential cost advantages to our competitors.

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

The market price of our common stock has been highly volatile in the past and may continue to be volatile in the future.  For example, in fiscal year 2009, the market price of our common stock on The OTCBB Market fluctuated between $0.13 and $0.84 per share.  The market price of our common stock may fluctuate significantly in response to a number of factors, many of which are outside our control, including:

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

Item 2.          Properties.

Our headquarters are located in a two-story building in Richardson, Texas.  We occupy approximately 28,000 square feet of floor space in this facility. This facility includes our corporate administration, operations, marketing, research and development, engineering, sales and technical support personnel.  The lease for this facility extends through December 2012.

Approximately thirty percent of our security software research and development and engineering staff are located in two separate small facilities in San Diego, California.  These leases are currently set to expire in March 2011.  Research and development and engineering personnel occupy these facilities.

We believe that the existing facilities at December 31, 2009 will be adequate to meet our requirements through 2010.  We believe that all facilities are adequately covered by appropriate property insurance.  See Note 4 of Notes to Consolidated Financial Statements for additional information regarding our obligations under leases.

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

PART II

Item 5.          Market for Common Equity and Related Stockholder Matters and Business Issuer Purchases of Equity Securities.

Our common stock trades on The OTCBB, where it is currently listed under the symbol “INTZ.”  As of March 5, 2010, there were approximately 125 registered holders of record of the common stock. The following table sets forth, for the periods indicated, the high and low closing price per share for the common stock, as reported by The OTCBB.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2009		2008
	High	Low	High	Low

First Quarter	$.35	$.18	$.22	$.13
Second Quarter	.75	.19	.24	.14
Third Quarter	.74	.35	.41	.17
Fourth Quarter	.71	.35	.39	.20

We have not declared or paid cash dividends on our common stock in our two most recent fiscal years.  We intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.  Future dividends on common stock, if any, will be determined by our Board of Directors.  However, shares of our 5% convertible preferred stock accrue cash dividends equal to $0.25 per share per annum, payable in arrears on March 31 and September 30 of each year, and shares of our Series 2 5% and Series 3 5% convertible preferred stock accrue cash dividends equal to $0.125 and $0.109 per share per annum, respectively, payable in arrears on the first business day of March, June, September and December of each year.  During the fiscal year ended December 31, 2009, we accrued $58,000 in dividends to the holders of our 5% Preferred Stock, $57,000 in dividends to the holders of our Series 2 5% Preferred Stock and $39,000 in dividends to the holders of our Series 3 5% Preferred Stock.  At December 31, 2009, we have dividends accrued of $140,000 related to our 5% Preferred Stock, $120,000 related to our Series 2 5% Preferred Stock and $81,000 related to our Series 3 5% Preferred Stock.  Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.  All past due dividends and penalties were paid in February 2010.

All stock option plans under which our common stock is reserved for issuance have previously been approved by our shareholders. The following table provides summary information as of December 31, 2009 for all of our equity compensation plans (in thousands, except per share data). See Note 9 to our consolidated financial statements for additional discussion.

	Number of shares of common stock to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options.	No. of shares of common stock remaining available for future issuance under equity compensation plans.

Equity compensation plans approved by security holders	1,910	(1)	$1.31	829.5
Equity compensation plans not approved by security holders	—		—	—
Total	1,910		$1.31	829.5

(1)                                  Included in the outstanding options are 1,667,499 from the 2005 Plan, 210,000 from the 1995 Plan and 32,500 from the 1995 Non-Employee Director Plan.

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

Overview

We develop, market and support a family of entity identification products, data mining, regulated information compliance and data privacy protection, and network intrusion prevention/detection products.  Our product families include:

•                                          TraceCop for identity identification;

•                                          Savant for data mining;

•                                          Compliance Commander for regulated information compliance and data privacy protection; and

•                                          SecureNet for network intrusion prevention and detection.

Intrusion’s products help protect critical information assets by quickly detecting, protecting, analyzing and reporting attacks or misuse of classified, private and regulated information for government and enterprise networks.

Our revenues have decreased over the past few years due primarily to the change in our product focus from networking hardware to network security software products with a corresponding decrease in our sales volume related to this change in our product mix.  To date, we have not encountered significant competition in the market that has caused us to decrease our sales prices when compared to sales prices in previous years.  To help bring our operations in line with our new strategic focus, we held our employee headcount approximately constant in 2009.  At December 31, 2008 we employed 26 employees and at December 31, 2009 we employed 27 employees.  As a result of our migration to software-based solutions, our margins have improved from previous years to 66.8% in 2008, and 66.2% in 2009.  We have also restructured our personnel and operations around the development and sale of our core software products.  As a result of these efforts, we believe we have reduced operating expenses to a level that will remain consistent going forward.

In order for us to operate and grow our business, we must continue to sustain operating profits and cash flow positive.  This will require us to counteract reduced sales of our SecureNet products by generating additional revenues from sales of our entity identification software, data mining and regulated information compliance products.  In order to obtain these sales, our products must gain acceptance in intensely competitive and emerging markets.  We believe our ability to introduce our TraceCop, Savant and Compliance Commander products into the marketplace in a timely manner and our efforts to maintain our reduced spending levels will help us achieve these results.

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

We recognize software revenue from the licensing of our software products in accordance with FASB ASC Topic 605 whereby revenue from the licensing of our products is not recognized until all four of the following criteria have been met: i) execution of a written agreement; ii) delivery of the product has occurred; iii) the fee is fixed and determinable; and iv) collectability is probable. Bundled hardware and perpetual software product sales are recognized at time of delivery, as our licenses are not sold on a subscription basis.  In the case of multiple product and service sales, we perform a Vendor Specific Objective Evidence analysis to appropriately determine the amount of revenue derived from each deliverable.  If our license strategy changes and we begin to offer licenses on a subscription basis, we would perform this analysis in a similar manner.  Under these circumstances, the revenue related to the license would be recognized ratably over the subscription period.  Market values are easily obtained for all of our product offerings, as we have historical sales information on our product offerings.  We defer and recognize maintenance and support revenue over the term of the contract period, which is generally one year.

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

Results of Operations

The following tables set forth, for the periods indicated, certain financial data as a percentage of net revenue.

	Year Ended December 31,
	2009	2008

Net product revenue	94.3%	86.1%
Net customer support and maintenance revenue	5.7	13.9
Total revenue	100.0	100.0
Cost of product revenue	33.5	32.6
Cost of customer support and maintenance revenue	0.3	0.6
Total cost of revenue	33.8	33.2
Gross profit	66.2	66.8
Operating expenses:
Sales and marketing	18.7	34.0
Research and development	22.5	27.4
General and administrative	19.9	23.4
Operating income (loss)	5.1	(18.0)
Interest income (expense), net	(1.3)	(1.5)
Other income, net	—	—
Loss from operations before income taxes	3.8	(19.5)
Income tax provision	—	—
Net income (loss)	3.8	(19.5)
Preferred stock dividends accrued	(3.1)	(3.9)
Beneficial conversion feature on preferred stock	—	—
Net loss attributable to common stockholders	0.7%	(23.4)%

	2009	2008

Domestic revenue	99.1%	95.3%
Export revenue to:
Europe	0.7	4.2
Asia	—	0.3
Latin America	0.1	0.2
Australia	0.1	—
Net revenue	100.0%	100.0%

2009 compared with 2008

Net Revenue

Total revenue increased 18.8% to $4.9 million in 2009 from $4.1 million in 2008.  The increase in revenue is related to increased sales from our TraceCop product lines.  Our customer support and maintenance revenue decreased 51.6% from $0.6 million in 2008 to $0.3 million in 2009.  This decline is mainly due to the expiration of maintenance contracts related to our SecureNet product line.  Our product revenues increased 30.2% from $3.6 million in 2008 to $4.6 million in 2009.   We expect our product revenues to increase in the future as the market acceptance of our TraceCop, Savant and Compliance Commander product lines increase.

Export sales in 2009 decreased to $49 thousand, or 1.0% of net revenue, compared to $0.2 million, or 4.7% of net revenue in 2008 primarily due to our focus on domestic revenue sales.  As part of our headcount reductions, we have focused most of our sales personnel on the domestic market.  Sales of our products internationally may be subject to exchange risk, which may cause our products to effectively increase in price, if the exchange rate moves significantly and the dollar gains value over the foreign currency.

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

Gross Profit

Gross profit increased 18% to $3.3 million in 2009 from $2.8 million in 2008. As a percentage of net revenue, gross profit decreased slightly from 66.8% in 2008 to 66.2% in 2009.  Gross profit on products increased from 62.1% in 2008 to 64.5% in 2009.  Gross profit remained high in 2009 due to revenue growth and product mix that includes an increase in TraceCop sales with a decrease in SecureNet sales.  Gross profit on customer support and maintenance decreased from 96.0% in 2008 to 94.9% in 2009.

Gross profit as a percentage of net revenue is impacted by several factors, including shifts in product mix, changes in channels of distribution, sales volume, fluctuations in manufacturing costs, pricing strategies, and fluctuations in sales of integrated third-party products.

Sales and Marketing

Sales and marketing expenses decreased 34.5% to $0.9 million in 2009 from $1.4 million in 2008, as we continued to reduce expenses to respond to current efforts to become profitable.  As a percentage of net revenue, sales and marketing expenses decreased from 34.0% in 2008 to 18.7% in 2009. We expect sales and marketing expenses to increase as net revenue levels increase in 2010.

Research and Development

Research and development expenses remained constant at $1.1 million, or 22.5% of net revenue in 2009 compared to $1.1 million or 27.4% of net revenue in 2008.  Our research and development costs are expensed in the period in which they are incurred. We expect research and development expenses to increase as net revenue levels increase in 2010.

General and Administrative

General and administrative expenses remained relatively flat at $1.0 million, or 19.9% of net revenue in 2009 compared to $1.0 million or 23.4 % of net revenue in 2008 as a result of continuing to keep spending under control.  We expect general and administration expenses to increase as net revenue levels increase in 2010.

Interest Expense

Interest expense remained relatively constant at $64 thousand in 2009 compared to $62 thousand in 2008.  Interest expense will vary in the future based on our cash flow and borrowing needs.

Income Taxes

Our effective income tax rate was 0% in 2009 and 2008 as valuation allowances have been recorded for the entire amount of the net deferred tax assets due to uncertainty of realization.

Liquidity and Capital Resources

Our principal sources of liquidity at December 31, 2009 were $0.5 million of cash and cash equivalents. As of December 31, 2009, we do not hold investments with a stated maturity beyond one year. Working capital deficiency at December 31, 2009 was $(0.2) million compared to $(1.3) million at December 31, 2008.

Net cash used in operations in 2009 was $469 thousand, primarily due to a $998 thousand decrease in deferred revenue for the year and the following uses of cash: a $12 thousand increase in prepaid expenses and other assets, and a $10 thousand increase in accounts receivable. This was partially offset by the following sources of cash and non-cash items: net income of $186 thousand for the year, a $164 thousand increase in accounts payable, $107 thousand in stock-based compensation, a $13 thousand decrease in inventories, and $81 thousand in depreciation expense. Net cash used in operations in 2008 was $112 thousand, primarily due to a net loss of $808 thousand for the year and the following uses of cash: a $191 thousand increase in accounts receivable, a $40 thousand decrease in the provision for doubtful accounts, and a decrease in accounts payable, accrued expenses and other current liabilities totaling $122 thousand.  This was partially offset by the following sources of cash and non-cash items: a $778 thousand increase in deferred revenue, a $127 thousand decrease in inventories, a $19 thousand decrease in prepaid expenses and other assets, $75 thousand in stock-based compensation, and $50 thousand in depreciation expense. Future fluctuations in accounts receivable, inventory balances and accounts payable will be dependent upon several factors, including quarterly sales, timely collection of accounts receivable, and the accuracy of our forecasts of product demand and component requirements.

Net cash used in investing activities in 2009 was $57 thousand for net purchases of property and equipment.  Net cash used in investing activities in 2008 was $76 thousand for net purchases of property and equipment.

Cash provided by financing activities in 2009 was $491 thousand, primarily consisting of net financing proceeds from a loan by an officer of $490 thousand; compared to cash provided by financing activities in 2008 was $380 thousand, primarily consisting of net financing proceeds from a loan by an officer of $480 thousand and a net reduction in the line of credit of $100 thousand.

At December 31, 2009, we did not have any material commitments for capital expenditures. Operating lease commitments of $1.1 million are detailed in the Contractual Obligations section below. During 2009, we funded our operations through the use of available cash, cash equivalents and investments, our line of credit and loans from our Company’s CEO.

As of December 31, 2009, we had cash, cash equivalents and investments in the amount of approximately $0.5 million, down from approximately $0.6 million as of December 31, 2008.  Throughout 2009, we continued to reduce expenses and realize the benefit of cost-cutting actions taken in previous years.

On February 4, 2010, the Company extended a revolving promissory note to borrow up to $700,000 from G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer through March 2011.

On February 4, 2010, we received a written commitment from our Chief Executive Officer to invest up to an additional $1,500,000 in the Company until March 2011, should such funding be required by the Company, on terms and conditions similar to the promissory note above.

On March 29, 2006, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) to establish a $1.0 million line of credit with SVB (the “2006 Credit Line”).  On June 30, 2008, we entered into an Amended and Restated Loan and Security Agreement with SVB to, among other things, replace the 2006 Credit Line with a $2.5 million line of credit (the “2008 Credit Line”).  On June 28, 2009, we entered into the First Amendment to the Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”) with SVB to replace the 2008 Credit Line with a $1.25 million line of credit (the “Current Line of Credit”).  Our obligations under the Loan Agreement are secured by substantially all of our assets, including all of our intellectual property.  In addition, G. Ward Paxton, the Company’s Chief Executive Officer, has established a Guaranty Agreement with SVB for all outstanding balances under the Current Line of Credit.  Borrowings under the Current Line of Credit are based on advances (each an “Advance”) against certain of our accounts receivable that are approved by SVB (each an “Eligible Account”).  SVB may make an Advance of up to eighty percent (80%) of each Eligible Account, or such other percentage SVB may determine in its sole discretion.  Each Advance is subject to a finance charge calculated as a daily rate that is based on a 360-day annual rate of the greater of the prime rate or 5.25%, plus 2.0%.  Finance charges are payable at the same time its related Advance is due.  Each Advance is also subject to a monthly collateral handling fee of 0.5% of all outstanding Advances, depending on certain qualifying financial factors specified in the Loan Agreement.  The collateral handling fee is payable at the same time its related Advance is due.  Each Advance must be repaid at the earliest of (a) the date that the Eligible Account related to the Advance is paid, (b) the date the Eligible Account is no longer eligible under the Loan Agreement, or (c) the date on which any “Adjustment” (as defined in the Loan Agreement) is asserted to the Eligible Account.  On June 27, 2010, the Loan Agreement terminates and all outstanding Advances, accrued but unpaid finance charges, outstanding collateral handing fees, and other amounts become due under the Loan Agreement and related documents.  We have certain non-financial and financial covenants, including a liquidity coverage ratio and a rolling EBITDA computation, as defined in the Loan Agreement.  We have no borrowings outstanding under the Current Line of Credit as of December 31, 2009 and had borrowings available of $152,000.

As of December 31, 2009, we had cash and cash equivalents of approximately $519,000, down from approximately $554,000 as of December 31, 2008.  We generated net income of $379,000 in the last quarter of 2009 and $186,000 net income for the year 2009 compared to a net loss for the year 2008 of $808,000.  We used $469,000 of cash in operations in 2009 and operating cash outflows may continue in 2010.  We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources.   As of December 31, 2009, in addition to cash and cash equivalents of $519,000, we had $152,000 in funding available under our $1.25 million line of credit at Silicon

Valley Bank, and $1.2 million funding available from a written commitment to invest up to $1.5 million from G. Ward Paxton, our CEO.  Based on projections for continued growth in revenue and net income in the coming quarters, a commitment from the Company’s CEO to advance the Company up to an additional $1.2 million in funding should it be necessary and $1.25 million line of credit with borrowings available of $152,000 at December 31, 2009, we believe that our available credit line and available cash resources will provide sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through Company profits, our line of credit, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders.

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

Contractual Obligations

The following table sets forth certain information concerning the future contractual obligations under our operating leases at December 31, 2009.  We have no other significant contractual obligations at December 31, 2009.

Future minimum lease payments consisted of the following at December 31, 2009 (in thousands):

2010	$349
2011	354
2012	368

$1,071

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 9.          Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).      Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s evaluation included an assessment of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company’s overall control environment.  Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of the year ended December 31, 2009 to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  The Company reviewed the results of management’s assessment with the Audit Committee of the Board of Directors.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.  This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls or internal control over financial reporting will prevent or detect all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of the effectiveness of controls to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2009, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.       Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this Form 10-K because we will file a definitive Proxy Statement for our 2010 annual meeting of stockholders pursuant to Regulation 14A (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

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

Item 14.        Principal Accounting Fees and Services.

The information called for by this item is incorporated herein by reference to the Proxy Statement.

Item 15.        Exhibits and Financial Statement Schedules.

(a)           1.   Consolidated Financial Statements.

The following consolidated financial statements of Intrusion Inc. and subsidiaries, are submitted as a separate section of this report (See F-pages), and are incorporated by reference in Item 7:

(b)           Exhibits

The following Exhibits are filed herewith pursuant to Item 601 of Regulation S-K or incorporated herein by reference to previous filings as noted:

Exhibit Number	Description of Exhibit
3.1(5)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(7)	Certificate of Amendment to Certificate of Incorporation of Registrant
3.3(8)	Certificate of Designations for the Registrant’s 5% Convertible Preferred Stock
3.4(10)	Certificate of Designations of the Registrant’s Series 2 5% Convertible Preferred Stock
3.5(11)	Certificate of Designations for the Registrant’s Series 3 5% Convertible Preferred Stock
3.6(4)	Bylaws of the Registrant
4.1(9)	Specimen Common Stock Certificate
4.2(8)	Specimen 5% Convertible Preferred Stock Certificate
4.3(10)	Specimen Series 2 5% Convertible Preferred Stock Certificate
4.4(11)	Specimen Series 3 5% Convertible Preferred Stock Certificate
4.5(8)	Form of Warrant to Purchase Shares of Common Stock issued to the investors in the Registrant’s March 25, 2004 private placement
4.6(8)	Warrant to Purchase Common Stock dated March 25, 2004, issued by the Registrant to Black Point Partners
4.9(10)	Form of Common Stock Purchaser Warrant issued to the investors in the Registrant’s March 28, 2005 private placement
4.10(10)	Form of Representative’s Warrant for the Purchase of Shares of Common Stock issued to certain affiliates of Stonegate Securities, Inc. on March 28, 2005
4.15(11)	Form of Common Stock Purchaser Warrant issued to the investors in the Registrant’s December 2, 2005 private placement
4.16(11)	Form of Representative’s Warrant for the Purchase of Shares of Common Stock issued to certain affiliates of

Stonegate Securities, Inc. on December 2, 2005
10.2(24)	1995 Stock Option Plan of the Registrant, as amended
10.3(1)	Form of Indemnification Agreement
10.4(2)	1995 Non-Employee Directors Stock Option Plan of the Registrant (amended and restated as of January 10, 2002)
10.5(9)	Lease Agreement between CalWest Industrial Holdings Texas, L.P. and Intrusion Inc.
10.6(8)	Securities Purchase Agreement dated as of March 25, 2004, by and among the Registrant and the purchasers listed on Exhibit A thereto
10.7(4)	Amended and Restated 401(k) Savings Plan of the Registrant
10.8(4)	1997 Employee Stock Purchase Plan of the Registrant, as amended January 17, 2001
10.9(6)	Intrusion Inc. 401(k) Savings Plan Summary of Material Modifications
10.10(12)	2005 Stock Incentive Plan of the Registrant (amended and restated as of May 30, 2007)
10.10(23)	Amended 2005 Stock Incentive Plan of the Registrant
10.11(12)	Form of Notice of Grant of Stock Option
10.12(12)	Form of Stock Option Agreement
10.13(12)	Form of Stock Issuance Agreement
10.14(12)	Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Initial Grant)
10.15(12)	Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Annual Grant)
10.16(12)	Form of Automatic Stock Option Agreement
10.17(10)	Securities Purchase Agreement dated as of March 28, 2005, by and among the Registrant and the investors listed on Exhibit A thereto
10.18(11)	Securities Purchase Agreement dated as of December 2, 2005, by and among the Registrant and the investors listed on Exhibit A thereto
10.19(14)	Loan and Security Agreement dated as of March 29, 2006, by and between the Registrant and Silicon Valley Bank (extended on March 28, 2008)
10.20(14)	Intellectual Property Security Agreement dated as of March 29, 2006, by and between the Registrant and Silicon Valley Bank
10.21(15)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and G. Ward Paxton, dated December 28, 2006.
10.21(15)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and Michael L. Paxton, dated December 28, 2006.
10.21(16)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and G. Ward Paxton, dated March 15, 2007.
10.21(16)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and Michael L. Paxton, dated March 15, 2007.
10.21(17)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and G. Ward Paxton, dated June 27, 2007.
10.21(17)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and Michael L. Paxton, dated June 27, 2007.
10.21(18)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and G. Ward Paxton, dated September 26, 2007.
10.21(19)	Promissory Note dated as of January 30, 2008, by and between the Registrant and G. Ward Paxton
10.22(20)	Amended and Restated Loan and Security Agreement dated as of June 30, 2008, by and between the Registrant and Silicon Valley Bank
10.23(21)	Intellectual Property Security Agreement dated as of June 30, 2008, by and between the Registrant and Silicon Valley Bank
10.24(26)	First Amendment to Lease, executed on September 11, 2009, by and between Intrusion Inc. and Walton CWTX Corporate Place 87, LP
10.25(27)	Promissory Note dated as of February 4, 2010, by and between the Registrant and G. Ward Paxton
10.26(27)	Capital Contribution Agreement by G. Ward Paxton dated February 4, 2010
16.1(25)	Letter of KBA Group LLP dated June 5, 2009
21(5)	List of Subsidiaries of Registrant
23.1(27)	Consent of KBA Group LLP, Independent Registered Public Accounting Firm
23.2(27)	Consent of Whitley Penn LLP, Independent Registered Public Accounting Firm
31.1(27)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act
31.2(27)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act
32.1(27)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(27)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(4)           Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000.

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

(22)         Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which Exhibit is incorporated herein by reference.

(23)         Filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A in connection with the solicitation of proxies for its 2009 Annual Meeting of Stockholders, which Appendix is incorporated herein by reference.

(24)         Filed as an Exhibit to the Registrant’s Definitive Proxy Statement on Schedule 14A in connection with the solicitation of proxies for its 1995 Annual Meeting of Stockholders, which Exhibit is incorporated herein by reference.

(25)         Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 5, 2009, which Exhibit is incorporated herein by reference.

(26)         Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated September 16, 2009, which Exhibit is incorporated herein by reference.

(27)         Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2010	INTRUSION INC.
(Registrant)

	By:	/s/ G. WARD PAXTON
G. Ward Paxton
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ G. WARD PAXTON	Chairman, President,	March 29, 2010
G. Ward Paxton	Chief Executive Officer, and Director

/s/ T. JOE HEAD	Vice Chairman, Vice President	March 29, 2010
T. Joe Head	and Director

/s/ MICHAEL L. PAXTON	Vice President, Chief Financial	March 29, 2010
Michael L. Paxton	Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

/s/ JAMES F. GERO	Director	March 29, 2010
James F. Gero

/s/ J. FRED BUCY, JR.	Director	March 29, 2010
J. Fred Bucy, Jr.

/s/ DONALD M. JOHNSTON	Director	March 29, 2010
Donald M. Johnston

ANNUAL REPORT ON FORM 10-K

ITEM 7

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009 and 2008

INTRUSION INC.

RICHARDSON, TEXAS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Intrusion Inc.

We have audited the accompanying consolidated balance sheet of Intrusion Inc. and subsidiaries, as of December 31, 2009, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intrusion Inc. and subsidiaries, as of December 31, 2009, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas

March 29, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Intrusion Inc.

We have audited the accompanying consolidated balance sheet of Intrusion Inc. and subsidiaries (the “Company”), as of December 31, 2008, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have nor were we engaged to perform an audit of their internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intrusion Inc. and subsidiaries as of December 31, 2008, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KBA Group LLP

Dallas, Texas

March 27, 2009

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$519	$554
Accounts receivable	351	341
Inventories, net	7	20
Prepaid expenses	68	56
Total current assets	945	971
Property and Equipment:
Equipment	566	509
Furniture and fixtures	34	34
Leasehold improvements	101	101
	701	644
Accumulated depreciation and amortization	(555)	(475)
	146	169
Other assets	39	39
TOTAL ASSETS	$1,130	$1,179

Liabilities and Stockholders’ Deficit
Current Liabilities:
Loan payable to officer	$—	$480
Accounts payable, trade	202	204
Accrued expenses	472	334
Dividends payable	360	187
Deferred revenue	93	1,090
Total current liabilities	1,127	2,295

Loan payable to officer	970	—

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $0.01 par value:
Authorized shares — 5,000
Series 1 shares issued and outstanding — 220 in 2009 and 260 in 2008 Liquidation preference of $1,240 in 2009	778	918
Series 2 shares issued and outstanding — 460 Liquidation preference of $1,270 in 2009	724	724
Series 3 shares issued and outstanding — 354 Liquidation preference of $853 in 2009	504	504
Common stock, $0.01 par value:
Authorized shares — 80,000
Issued shares — 11,715 in 2009 and 11,648 in 2008 Outstanding shares — 11,705 in 2009 and 11,638 in 2008	117	116
Common stock held in treasury, at cost—10 shares	(362)	(362)
Additional paid-in-capital	55,545	55,443
Accumulated deficit	(58,094)	(58,280)
Accumulated other comprehensive loss	(179)	(179)
Total stockholders’ deficit	(967)	(1,116)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,130	$1,179

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2009	2008

Net product revenue	$4,642	$3,566
Net customer support and maintenance revenue	278	574
Total revenue	4,920	4,140
Cost of product revenue	1,648	1,352
Cost of customer support and maintenance revenue	14	23
Total cost of revenue	1,662	1,375
Gross profit	3,258	2,765
Operating expenses:
Sales and marketing	922	1,407
Research and development	1,106	1,136
General and administrative	980	968
Operating income (loss)	250	(746)
Interest income (expense), net	(64)	(62)
Income (loss) from operations before income taxes	186	(808)
Income tax provision	—	—
Net income (loss)	186	(808)
Preferred stock dividends accrued	(154)	(161)
Net income (loss) attributable to common stockholders	$32	$(969)

Net income (loss) per share attributable to common stockholders, basic and diluted	$0.00	$(0.08)

Weighted average common shares outstanding: Basic	11,678	11,638
Diluted	12,873	11,638

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands)

	Year Ended December 31,
	2009	2008
NUMBER OF PREFERRED SHARES—ISSUED AND OUTSTANDING
Balance, beginning of year	1,074	1,074
Conversion of preferred shares to common shares	(40)	—
Balance, end of year	1,034	1,074
PREFERRED STOCK
Balance, beginning of year	$2,146	$2,146
Conversion of preferred shares to common shares	(140)	—
Balance, end of year	$2,006	$2,146
NUMBER OF COMMON SHARES—ISSUED
Balance, beginning of year	11,638	11,638
Issuance of common shares under private placements	3	—
Conversion of preferred shares to common shares	63	—
Balance, end of year	11,704	11,638
COMMON STOCK
Balance, beginning of year	$116	$116
Issuance of common shares under private placement	1	—
Balance, end of year	$117	$116
TREASURY SHARES
Balance, beginning of year and end of year	$(362)	$(362)
ADDITIONAL PAID-IN-CAPITAL
Balance, beginning of year	$55,443	$55,527
Stock-based compensation	107	75
Conversion of preferred shares to common shares	140	—
Issuance of common shares under private placement	1	—
Preferred stock dividends declared, net of waived penalties by shareholders	(146)	(159)
Balance, end of year	$55,545	$55,443
ACCUMULATED DEFICIT
Balance, beginning of year	$(58,280)	$(57,472)
Net income (loss)	186	(808)
Balance, end of year	$(58,094)	$(58,280)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year and end of year	$(179)	$(179)
TOTAL STOCKHOLDERS’ DEFICIT	$(967)	$(1,116)

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2009	2008
Operating Activities:
Net income (loss)	$186	$(808)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	81	50
Provision for doubtful accounts	—	(40)
Stock-based compensation	107	75
Changes in operating assets and liabilities:
Accounts receivable	(10)	(191)
Inventories	13	127
Prepaid expenses and other assets	(12)	19
Accounts payable, accrued expenses and other current liabilities	164	(122)
Deferred revenue	(998)	778
Net cash used in operating activities	(469)	(112)
Investing Activities:
Purchases of property and equipment	(57)	(76)
Financing Activities:
Net payments on line of credit	—	(100)
Borrowings from officer	490	1,180
Payments on loans from officer	—	(700)
Proceeds from issuance of common stock, net	1	—
Net cash provided by financing activities	491	380
Net increase (decrease) in cash and cash equivalents	(35)	192
Cash and cash equivalents at beginning of year	554	362
Cash and cash equivalents at end of year	$519	$554

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$25	$62
Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:
Preferred stock dividends accrued	$154	$161

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

We develop, market, and support a family of entity identification, data mining, regulated information compliance, data privacy protection and network intrusion prevention/detection products.  Our product families include:  TraceCop for identity identification, Savant for data mining, Compliance Commander for regulated information and data privacy protection, and SecureNet for network intrusion prevention and detection.  Intrusion’s products help protect critical information assets by quickly detecting, protecting, analyzing and reporting attacks or misuse of classified, private and regulated information for government and enterprise networks.

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

References to the “Company”, “we”, “us”, “our” or “Intrusion Inc.” refer to Intrusion Inc. and its subsidiaries.  Compliance Commander™, SecureNet™ and TraceCop™ are registered trademarks of Intrusion Inc.

As of December 31, 2009, we had cash and cash equivalents of approximately $519,000, down from approximately $554,000 as of December 31, 2008.  We generated net income of $379,000 in the last quarter of 2009 and $186,000 net income for the year 2009 compared to a net loss for the year 2008 of $808,000.  We used $469,000 of cash in operations in 2009 and operating cash outflows may continue in 2010.  We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources.   As of December 31, 2009, in addition to cash and cash equivalents of $519,000, we had $152,000 in funding available under our $1.25 million line of credit at Silicon Valley Bank, and $1.2 million funding available from a written commitment to invest up to $1.5 million from G. Ward Paxton, our CEO.  Based on projections for continued growth in revenue and net income in the coming quarters, a commitment from the Company’s CEO to advance the Company up to an additional $1.2 million in funding should it be necessary and $1.25 million line of credit with borrowings available of $152,000 at December 31, 2009, we believe that our available credit line and available cash resources will provide sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through Company profits, our line of credit, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders.

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

Risk Concentration

Financial instruments, which potentially subject us to concentrations of credit risk, are primarily cash and cash equivalents, investments and accounts receivable.  Cash and cash equivalent deposits are at risk to the extent that they exceed Federal Deposit Insurance Corporation insured amounts.  To minimize risk, we place our investments in U.S. government obligations, corporate securities and money market funds.  Substantially all of our cash, cash equivalents and investments are maintained with two major U.S. financial institutions.  We do not believe that we are subject to any unusual financial risk with our banking arrangements.  We have not experienced any significant losses on our cash and cash equivalents.

We sell our products to customers in diversified industries worldwide and periodically have receivables from customers, primarily in North America, Europe and Asia. Fluctuations in currency exchange rates and adverse economic developments in foreign countries could adversely affect the Company’s operating results.  We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral.  We maintain reserves for potential credit losses, and such losses, in the aggregate, have historically been minimal and have not exceeded management’s expectations.

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

Property and Equipment

Equipment and furniture and fixtures are stated at cost less accumulated depreciation and depreciated on a straight-line basis over the estimated useful lives of the assets.  Such lives vary from 1 to 5 years.  Leasehold improvements are stated at cost less accumulated amortization and are amortized on a straight-line basis over the shorter of estimated useful lives of the assets or the remaining terms of the leases.   Such lives vary from 2 to 5 years.  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.  Repair and maintenance costs are expensed as incurred. Depreciation and amortization expense totaled approximately $81,000 and $50,000 for the years ended December 31, 2009 and 2008, respectively.

Long-Lived Assets

We review long-lived assets, including property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows to be generated by the asset.  If the carrying value exceeds the future undiscounted cash flows, the assets are written down to fair value.  During the years ended December 31, 2009 and 2008, there was no impairment of long-lived assets.

Foreign Currency

All assets and liabilities in the balance sheet of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at year-end exchange rates.  All revenues and expenses in the statement of operations, of these foreign subsidiaries, are translated at average exchange rates for the year.  Translation gains and losses are not included in determining net loss but are shown in accumulated other comprehensive loss in the stockholders’ deficit section of the consolidated balance sheet.  Foreign currency transaction gains and losses are included in determining net loss and were not significant.

Accounting for Stock Options

We account for stock options using the guidance in FASB ASC Topic 718, which replaces SFAS 123(R) and supersedes APB Opinion No. 25.  FASB ASC Topic 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

Stock-based compensation expense recognized in the statements of operations for the years ended 2009 and 2008 is based on awards ultimately expected to vest, reduced by estimated forfeitures.  FASB ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Valuation Assumptions

The fair values of option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for fiscal years ending December 31, 2009 and 2008, respectively:

	2009	2008

Weighted average grant date fair value	$0.26	$0.17
Weighted average assumptions used:
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.89%	2.64%
Expected volatility	163.80%	107.10%
Expected life (in years)	4.90	5.00

Expected volatility is based on historical volatility and in part on implied volatility.  The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior.  The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

Net Loss Per Share

We report two separate earnings per share (“EPS”) numbers, basic EPS and diluted EPS.  Basic net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders for the year by the weighted average number of common shares outstanding for the year.  Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders for the year by the weighted average number of common shares and dilutive common stock equivalents outstanding for the year.  Our common stock equivalents include all common stock issuable upon conversion of convertible preferred stock and the exercise of outstanding options and warrants.  The aggregate number of common stock equivalents excluded from the loss per share calculation at December 31, 2009 and 2008 totaled 1,624,309 and 4,219,138, respectively.  Common stock equivalents are included in the diluted loss per share for the years ended December 31, 2009 and 2008 except in cases where the issuance would be anti-dilutive.

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

We recognize software revenue from the licensing of our software products in accordance with FASB ASC Topic 605 whereby revenue from the licensing of our products is not recognized until all four of the following have been met: i) execution of a written agreement; ii) delivery of the product has occurred; iii) the fee is fixed and determinable; and iv) collectability is probable. Bundled hardware and software product revenue is recognized at time of delivery, as our licenses are not sold on a subscription basis.  In the case of product sales, which include maintenance and customer support, a Vendor Specific Objective Evidence analysis would be performed to appropriately determine the amount of revenue derived from each deliverable.  All of our product offering and service offering market values are readily determined based on current and prior stand-alone sales.  We defer and recognize maintenance and support revenue over the term of the contract period, which is generally one year.

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

Software development costs are included in research and development and are expensed as incurred. FASB ASC Topic 350 requires that software development costs incurred subsequent to reaching technological feasibility be capitalized, if material. If the process of developing a new product or major enhancement does not include a detailed program design, technological feasibility is determined only after completion of a working model. To date, the period between achieving technological feasibility and the general availability of such software has been short, and the software development costs qualifying for capitalization have been insignificant.

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

Income Taxes

Deferred income taxes are determined using the liability method in accordance with FASB ASC 740, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

FASB ASC 740 creates a single model to address accounting for uncertainty in tax positions by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FASB ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. There are no unrecognized tax benefits to disclose in the notes to the consolidated financial statements.

Reclassifications

Certain 2008 amounts have been reclassified to conform to 2009 presentation.

Recent Accounting Pronouncements

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

In October 2009, the FASB issued Topic 605—Revenue Recognition (EITF 08-1, Multiple-Deliverable Revenue Arrangements, (amendments to FASB Topic 605, Revenue Recognition)) and Topic 985—Software (EITF 09-3, Certain Arrangements That Include Software Elements, (amendments to FASB Topic 985, Software)). Topic 605—Revenue Recognition requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. Topic 985—Software removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. Topic 605—Revenue Recognition and Topic 985—Software should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact of Topic 605—Revenue Recognition and Topic 985—Software on its consolidated financial statements.

3. Balance Sheet Detail (in thousands)

Inventories

	December 31,
	2009	2008
Finished products	$5	$67
Demonstration systems	2	5
Reserve for obsolete inventory	—	(52)
	$7	$20

Accrued Expenses

	December 31,
	2009	2008

Accrued payroll	$132	$111
Accrued vacation	177	172
Accrued property taxes	—	12
Accrued warranty expense	3	3
Accrued sales taxes	2	1
Accrued interest	39	—
Deferred rent	89	—
Other	30	35
	$472	$334

4. Commitments and Contingencies

Leases

We lease office space for our corporate headquarters in Richardson, Texas under an operating lease, the base term of which expires in December 2012.  We lease office space in San Diego, California for a portion of our security software research and development staff under an operating lease that expires in March 2011.

The Company’s lease for the headquarters facility contains escalation provisions.  The Company records rent expense on facility leases on a straight-line basis.  Real estate taxes, insurance and maintenance expenses are the obligations of the Company.  Rent expense totaled approximately $354,000 and $458,000 for the years ended December 31, 2009 and 2008, respectively.

Future minimum lease payments consisted of the following at December 31, 2009 (in thousands):

2010	$349
2011	354
2012	368

$1,071

Legal Proceedings

We are subject to legal proceedings and claims that arise in the ordinary course of business. We do not believe that the outcome of those matters will have a material adverse affect on our consolidated financial position, operating results or cash flows. However, there can be no assurance such legal proceedings will not have a material impact.

We are not aware of any material claims outstanding or pending against Intrusion Inc. at December 31, 2009.

5. Employee Benefit Plan

Employee 401(k) Plan

We have a plan known as the Intrusion Inc. 401(k) Savings Plan (the “Plan”) to provide retirement and incidental benefits for our employees.  The Plan covers substantially all employees who meet minimum age and service requirements.  As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax deferred salary deductions for eligible employees.

Employees may contribute from 1% to 25% of their annual compensation to the Plan, limited to a maximum amount as set by the Internal Revenue Service.  Participants who are over the age of 50 may contribute an additional amount of their salary per year, as defined annually by the Internal Revenue Service.  We match employee contributions at the rate of $0.25 per each $1.00 of contribution on the first 4% of compensation.  Matching contributions to the Plan were approximately $19,000 for each of the years ended December 31, 2009 and 2008.

6. Line of Credit

On March 29, 2006, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) to establish a $1.0 million line of credit with SVB (the “2006 Credit Line”).  On June 30, 2008, we entered into an Amended and Restated Loan and Security Agreement with SVB to, among other things, replace the 2006 Credit Line with a $2.5 million line of credit (the “2008 Credit Line”).  On June 28, 2009, we entered into the First Amendment to the Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”) with SVB to replace the 2008 Credit Line with a $1.25 million line of credit (the “Current Line of Credit”).  Our obligations under the Loan Agreement are secured by substantially all of our assets, including all of our intellectual property.  In addition, G. Ward Paxton, the Company’s Chief Executive Officer, has established a Guaranty Agreement with SVB for all outstanding balances under the Current Line of Credit.  Borrowings under the Current Line of Credit are based on advances (each an “Advance”) against certain of our accounts receivable that are approved by SVB (each an “Eligible Account”).  SVB may make an Advance of up to eighty percent (80%) of each Eligible Account, or such other percentage SVB may determine in its sole discretion.  Each Advance is subject to a finance charge calculated as a daily rate that is based on a 360-day annual rate of the greater of the prime rate or 5.25%, plus 2.0%.  Finance charges are payable at the same time its related Advance is due.  Each Advance is also subject to a monthly collateral handling fee of 0.5% of all outstanding Advances, depending on certain qualifying financial factors specified in the Loan Agreement.  The collateral handling fee is payable at the same time its related Advance is due.  Each Advance must be repaid at the earliest of (a) the date that the Eligible Account related to the Advance is paid, (b) the date the Eligible Account is no longer eligible under the Loan Agreement, or (c) the date on which any “Adjustment” (as defined in the Loan Agreement) is asserted to the Eligible Account.  On June 27, 2010, the Loan Agreement terminates and all outstanding Advances, accrued but unpaid finance charges, outstanding collateral handing fees, and other amounts become due under the Loan Agreement and related documents.  We have certain non-financial and financial covenants, including a liquidity coverage ratio and a rolling EBITDA computation, as defined in the Loan Agreement.  We have no borrowings outstanding under the Current Line of Credit as of December 31, 2009 and had borrowings available of $152,000.

7. Borrowings from Officer

On January 30, 2008, and extended on October 24, 2008, March 19, 2009 and February 4, 2010, the Company entered into an unsecured revolving promissory note to borrow up to $700,000 from G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer.  Under the terms of the note, the Company may borrow, repay and reborrow on the loan as needed up to an outstanding principal balance due of $700,000 at any given time.

On March 20, 2008 and extended on November 7, 2008 and February 4, 2010, we received a written commitment from our Chief Executive Officer to invest up to an additional $1,500,000 in the Company until March 2011, should such funding be required by the Company, on terms and conditions identical to those described above on the $700,000 note.

Amounts borrowed from this officer accrue interest at a floating rate per annum equal to SVB’s prime rate plus 1% (5% at December 31, 2009).  All outstanding borrowings and accrued but unpaid interest is due on March 31, 2011.  As of December 31, 2009 the borrowings outstanding totaled $970,000 and accrued interest totaled $39,000.  The Company paid approximately $52,000 in interest to the officer during 2008 and none during 2009.

8. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There are no deferred tax liabilities as of December 31, 2009 and 2008.  Significant components of our deferred tax assets as of December 31, 2009 and 2008 are as follows (in thousands):

	December 31
	2009	2008

Net operating loss carryforwards	$29,650	$29,510
Net operating loss carryforwards of foreign subsidiaries	374	374
Book over tax depreciation	4	84
Intangible assets	400	579
Stock-based compensation expense	273	234
Other	132	131
Deferred tax assets	30,833	30,912
Valuation allowance for deferred tax assets	(30,833)	(30,912)
Deferred tax assets, net of allowance	$—	$—

Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Realization of the future benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the near to medium term.  Management has considered these factors in determining the valuation allowance for 2009 and 2008.

The differences between the provision for income taxes and income taxes computed using the federal statutory rate for the years ended December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008

Reconciliation of income tax benefit to statutory rate:
Income tax benefit at statutory rate	$63	$(275)
State income taxes, net of federal income tax benefit	(6)	(21)
Expiration of foreign tax credits	—	1,083
Changes in state net operating loss carryforwards	12	98
Permanent differences	3	—
Change in valuation allowance	(79)	(890)
Other	7	5
	$—	$—

At December 31, 2009, we had federal net operating loss carryforwards of approximately $85.7 million for income tax purposes that began to expire in 2009 and are subject to the ownership change limitations under Internal Revenue Code Section 382. We also had approximately $6 million of state net operating loss carryforwards that begin to expire in 2017.

9. Stock Options

At December 31, 2009, we had three stock-based compensation plans, which are described below. These plans were developed to retain and attract key employees and directors.

In 1995, we adopted our 1995 Stock Option Plan (the “1995 Plan”), which provides for the issuance of up to 400,000 shares of common stock upon exercise of options granted pursuant to the 1995 Plan. In 2000 and 2001, our stockholders approved to increase the overall number of shares available for issuance pursuant to the plan to a total of 825,000 shares of common stock. The 1995 Plan provides for the issuance of both non-qualified and incentive stock options to our employees, officers, and employee-directors. The 1995 Plan expired by its terms on March 21, 2005 and no options were available for future issuance after the expiration.  At December 31, 2009, 67,365 employee options have been exercised and employee options to purchase a total of 210,000 shares of common stock are outstanding.

In 1995, we adopted the 1995 Non-Employee Director Stock Option Plan (the “1995 Non-Employee Director Plan”).  The 1995 Non-Employee Director Plan provided for the issuance of non-qualified stock options to non-employee directors. The 1995 Non-Employee Director Plan was amended in April 2002 to increase the number of shares available for issuance to 65,000 from 40,000 shares. The 1995 Non-Employee Director Plan expired by its terms on March 21, 2005 and no options were available for future issuance after the expiration.  No options have been exercised under the 1995 Non-Employee Director Plan.  Non-employee options to purchase a total of 32,500 shares of common stock are outstanding at December 31, 2009. A total of 62,500 options have been granted to directors pursuant to the 1995 Non-Employee Director Plan, of which, 30,000 have been cancelled.

On March 17, 2005, the Board approved the 2005 Stock Incentive Plan (the “2005 Plan”), which was approved by the stockholders on June 14, 2005.  The 2005 Plan serves as a replacement for the 1995 Non-Employee Director Plan and the 1995 Option Plan which expired by their terms on March 21, 2005.  The approval of the 2005 Plan had no effect on the 1995 Plans or any options granted pursuant to either plan.  All options will continue with their existing terms and will be subject to the 1995 Non-Employee Director Plan or the 1995 Plan, as applicable.  Further, the Company will not be able to re-issue any option which is cancelled or terminated under the 1995 Non-Employee Director Plan or the 1995 Option Plan.  The 2005 Plan provided for the issuance of up to 750,000 shares of common stock upon exercise of options granted pursuant to the 2005 Plan.  On May 30, 2007, the Stockholders approved an Amendment to the 2005 Plan that increased this amount by 750,000 for a total of 1,500,000 shares of common stock that may be issued upon the exercise of options granted pursuant to the 2005 Plan. On May 29, 2008 and May 21, 2009, the Stockholders approved an increase of 500,000 shares respectively of common stock that may be issued pursuant to the 2005 Plan for a total of 2,500,000 shares.

The 2005 Plan consists of three (3) separate equity incentive programs: the Discretionary Option Grant Program; the Stock Issuance Program; and the Automatic Option Grant Program for non-employee Board members.  Officers and employees, non-employee Board members and independent contractors are eligible to participate in the Discretionary Option Grant and Stock Issuance Programs.  Participation in the Automatic Option Grant Program is limited to non-employee members of the Board.  Each non-employee Board member will receive an option grant for 10,000 shares of common stock upon initial election or appointment to the Board, provided that individual has not previously been employed by the Company in the preceding six (6) months.  In addition, on the date of each annual stockholders meeting, each Board member will automatically be granted an option to purchase 5,000 shares of common stock, provided he or she has served as a non-employee Board member for at least six (6) months.  At December 31, 2009, 3,001 options have been exercised and options to purchase a total of 1,667,499 shares of common stock are outstanding.  A total of 2,013,500 options have been granted under the 2005 Plan, of which 343,000 have been cancelled and options for 829,500 shares remain available for future grant.  No shares have been issued pursuant to the Stock Issuance Program.

Common shares reserved for future issuance, including conversions of preferred stock, warrants, outstanding options and options available for future grant under all of the stock option plans total 4,810,604 shares at December 31, 2009 as follows, in thousands:

(In thousands)	Common Shares Reserved for Future Issuance

Preferred Stock	1,164
Warrants	903
1995 Plan	210
1995 Non-Employee Director Plan	33
2005 Plan	2,497
Total	4,807

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

Stock Incentive Plan Summary

A summary of our stock option activity and related information for the years ended December 31, 2009 and 2008 is as follows:

	2009		2008
	Number of Options (in thousands)	Weighted Average Exercise Price	Number of Options (in thousands)	Weighted Average Exercise Price

Outstanding at beginning of year	1,468	$1.66	1,141	$2.30
Granted at price = market value	346.29		345.22
Granted at price > market value	150.31		100.24
Exercised	(3)	.26	—	—
Forfeited	(10)	.25	(60)	.69
Expired	(38)	1.83	(58)	4.15

Outstanding at end of year	1,913	$1.31	1,468	$1.66
Options exercisable at end of year	1,055	$2.15	749	$2.98

Stock Options Outstanding and Exercisable

Information related to stock options outstanding at December 31, 2009, is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at 12/31/09 (in thousands)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at 12/31/09 (in thousands)	Weighted Average Exercise Price

$ 0.20-$1.00	1,492	6.61 years	$0.30	634	$.33
$ 1.01-$5.00	390	5.08 years	$2.88	390	$2.88
$ 5.01-$10.00	13	2.16 years	$5.29	13	$5.29
$ 10.01-$20.00	5	1.16 years	$19.19	5	$19.19
$ 20.01-$63.00	13	0.24 years	$58.77	13	$58.77
	1,913	6.21 years	$1.31	1,055	$2.15

Summarized information about outstanding stock options as of December 31, 2009, that are fully vested and those that are expected to vest in the future as well as stock options that are fully vested and currently exercisable, are as follows:

	Outstanding Stock Options (Fully Vested and Expected to Vest)*	Options that are Exercisable
As of December 31, 2009
Number of outstanding options	1,733	1,055
Weighted average remaining contractual life	6.12	5.45
Weighted average exercise price per share	$1.42	$2.15
Intrinsic value (in thousands)	$133	$53

* Includes effects of expected forfeitures

As of December 31, 2009, the total unrecognized compensation cost related to non-vested options not yet recognized in the statement of operations totaled approximately $56 thousand (including expected forfeitures) and the weighted average period over which these awards are expected to vest was .89 years.

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

All warrants previously issued to 5% convertible preferred stock holders have expired.

We have the right to redeem any or all of the outstanding 5% preferred stock at a price of $5.00 per share plus accrued dividends at any time if certain conditions are met.

There were 39,696 shares of 5% preferred stock converted into 63,129 shares of common stock during 2009.  At December 31, 2009 there are 220,000 shares of our 5% preferred stock outstanding.

Series 2 5% Preferred Stock

On March 28, 2005, we completed a $2.7 million private placement of Series 2 5% convertible preferred stock and warrants.  In the private placement, we sold 1,065,200 shares of preferred stock at a price of $2.50 per share for gross proceeds of $2.7 million, less $173,000 of issuance costs.  The shares of Series 2 5% preferred stock are convertible into 1,065,200 shares of common stock at an initial conversion price of $2.50 per share.  Holders of the Series 2 5% preferred stock include 260,000 shares by our CEO,  100,000 shares by our CFO and 60,000 shares by a director of the Company.

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

At December 31, 2009 there are 460,000 shares of Series 2 5% preferred stock outstanding.

Series 3 5% Preferred Stock

On December 2, 2005, we completed a $1.2 million private placement of Series 3 5% convertible preferred stock and warrants.  In the private placement, we sold 564,607 shares of preferred stock at a price of $2.18 per share for gross proceeds of $1.2 million, less $100,000 of issuance costs.  The shares of Series 3 5% preferred stock are convertible into 564,607 shares of common stock at an initial conversion price of $2.18 per share.  Holders of the Series 3 5% preferred stock include 123,853 shares by our CEO, 68,808 shares by our CFO and 27,523 shares purchased by a director of the Company.

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

Included in this transaction were warrants to purchase 282,306 shares of common stock at an exercise price of $0.40 (repriced on December 28, 2006 from an initial exercise price of $2.58) per share.  Warrant holders include 27,523 held by our CEO and 13,762 held by a director of the Company.  In connection with the closing of this private placement, we issued warrants to purchase 27,531 shares of our common stock at an exercise price of $2.58 per share to an affiliate of our financial advisor for assistance with the private placement.

Holders of Series 3 5% preferred stock have the right to require us to redeem any or all of their shares upon the occurrence of certain events within the Company’s control that are defined in the certificate of designation at a price equal the sum of (1) the greater of $2.834 and the product of the volume weighted average price of our common stock on the trading day immediately preceding the event multiplied by $2.18 divided by the conversion price then in effect plus (2) any accrued but unpaid dividends on the Series 3 5% preferred stock plus (3) all liquidated damages or other amounts payable to the holders of Series 3 5% preferred stock.

At December 31, 2009 there are 354,056 shares of Series 3 5% preferred stock outstanding.

Dividends Payable

During the fiscal year ended December 31, 2009, we accrued $58,000 in dividends to the holders of our 5% Preferred Stock, $57,000 in dividends to the holders of our Series 2 5% Preferred Stock and $39,000 in dividends to the holders of our Series 3 5% Preferred Stock.  As of December 31, 2009, we have $360,000 in accrued and unpaid dividends included in other current liabilities.  Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.  All past due dividends and penalties were paid in February 2010.

11. Concentrations

Our operations are concentrated in one area—security software/entity identification.  Sales to the U.S. Government through direct and indirect channels totaled 77.5% of total revenues for 2009 and 86.2% of total revenues for 2008.  During 2009 approximately 62.5% of total revenues are attributable to two government customers.  During 2008 approximately 73.1% of total revenues are attributable to two government customers. One individual commercial customer in 2009 exceeded 10% of total revenues for the year; while 2008 had none.  Our similar product and service offerings are not viewed as individual segments, as our management analyzes the business as a whole and expenses are not allocated to each product offering.

12.  Subsequent Events

On February 4, 2010, the Company extended a revolving promissory note to borrow up to $700,000 from G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer through March 2011.

On February 4, 2010, we received a written commitment from our Chief Executive Officer to invest up to an additional $1,500,000 in the Company until March 2011, should such funding be required by the Company, on terms and conditions yet to be determined.

On February 26, 2010, the Company paid all past due dividends and penalties payable to 5% Preferred Stock, Series 2 5% Preferred Stock and Series 3 5% Preferred Stock in the amount of $334,000.