Form 10-Q
period 2010-03-31
INTRUSION INC
filed 2010-05-13
CIK 736012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on April 30, 2010 was 11,736,150.

INTRUSION INC.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	March 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$365	$519
Accounts receivable	437	351
Inventories, net	34	7
Prepaid expenses	80	68
Total current assets	916	945
Property and equipment, net	152	146
Other assets	39	39
TOTAL ASSETS	$1,107	$1,130

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$731	$674
Dividends payable	36	360
Deferred revenue	113	93
Loan payable to officer	970	—

Total current liabilities	1,850	1,127

Loan payable to officer	—	970

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value: Authorized shares — 5,000
Series 1 shares issued and outstanding — 220 Liquidation preference of $1,127 as of March 31, 2010	778	778
Series 2 shares issued and outstanding — 460 Liquidation preference of $1,155 as of March 31, 2010	724	724
Series 3 shares issued and outstanding — 354 Liquidation preference of $776 as of March 31, 2010	504	504
Common stock, $0.01 par value:
Authorized shares — 80,000
Issued shares — 11,715 Outstanding shares — 11,705	117	117
Common stock held in treasury, at cost — 10 shares	(362)	(362)
Additional paid-in capital	55,565	55,545
Accumulated deficit	(57,890)	(58,094)
Accumulated other comprehensive loss	(179)	(179)
Total stockholders’ deficit	(743)	(967)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,107	$1,130

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended
	March 31, 2010	March 31, 2009
Net product revenue	$1,484	$761
Net customer support and maintenance revenue	51	95
Total revenue	1,535	856
Cost of product revenue	550	271
Cost of customer support and maintenance revenue	4	5
Total cost of revenue	554	276

Gross profit	981	580

Operating expenses:
Sales and marketing	203	264
Research and development	301	366
General and administrative	260	260

Operating income (loss)	217	(310)

Interest expense, net	(13)	(12)

Income (loss) before income tax provision	204	(322)

Income tax provision	—	—

Net income (loss)	$204	$(322)

Preferred stock dividends accrued	(37)	(40)
Net income (loss) attributable to common stockholders	$167	$(362)

Net income (loss) per share attributable to common stockholders, basic and diluted	$0.01	$(0.03)

Weighted average common shares outstanding:
Basic	11,705	11,638
Diluted	13,611	11,638

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31, 2010	March 31, 2009
Operating Activities:
Net income (loss)	$204	$(322)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	18	17
Stock-based compensation	42	17
Changes in operating assets and liabilities:
Accounts receivable	(86)	141
Inventories	(27)	4
Prepaid expenses and other assets	(12)	(5)
Accounts payable and accrued expenses	45	(42)
Deferred revenue	20	(340)
Net cash provided by (used in) operating activities	204	(530)

Investing Activities:
Purchases of property and equipment	(24)	—

Financing Activities:
Dividends paid on preferred stock	(334)	—
Borrowings from officer	—	150
Net cash provided by (used in) financing activities	(334)	150

Net decrease in cash and cash equivalents	(154)	(380)
Cash and cash equivalents at beginning of period	519	554
Cash and cash equivalents at end of period	$365	$174

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:
Preferred stock dividends accrued	$37	$40

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

As of March 31, 2010, we had cash and cash equivalents of approximately $365,000, down from approximately $519,000 as of December 31, 2009, and a working capital deficit totaling $0.9 million.  We generated net income of $204,000 in the first quarter of 2010 compared to a net loss of $322,000 for the first quarter of 2009.  As of March 31, 2010, in addition to cash and cash equivalents of $365,000, we had $276,000 in funding available under our $1.25 million line of credit at Silicon Valley Bank, and $1.2 million funding available from a written commitment to invest up to $1.5 million from G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer.  Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through Company profits, our line of credit, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

2.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The December 31, 2009 balance sheet was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States.  However, we believe that the disclosures are adequate to make the information presented not misleading.  In our opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  The results of operations for the three month periods ended March 31, 2010 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period.  The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2009, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2010.

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

3.     Inventories (In thousands)

	March 31, 2010	December 31, 2009

Inventories consist of:

Finished goods	$32	$5
Demonstration systems	2	2
Reserve for obsolete inventory	—	—
Net inventory	$34	$7

4.     Loan Payable to Officer

On January 30, 2008, and extended on October 24, 2008, March 19, 2009, and February 4, 2010, the Company entered into an unsecured revolving promissory note to borrow up to $700,000 from G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer.  Under the terms of the note, the Company may borrow, repay and reborrow on the loan as needed up to an outstanding principal balance due of $700,000 at any given time.

On March 20, 2008, and extended on November 7, 2008, and February 4, 2010, we received a written commitment from our Chief Executive Officer to invest up to an additional $1,500,000 in the Company until March 2011, should such funding be required by the Company, on terms and conditions identical to those described above on the $700,000 note.

Amounts borrowed from this officer accrue interest at a floating rate per annum equal to SVB’s prime rate plus 1% (5% at March 31, 2010).  All outstanding borrowings and accrued but unpaid interest is due on March 31, 2011.  As of March 31, 2010, the borrowings outstanding totaled $970,000 and accrued interest totaled $51,000.  The Company accrued interest of $12,000 in the first quarter of 2010 on the borrowings compared to $6,000 in the first quarter of 2009.

5.     Line of Credit

On March 29, 2006, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) to establish a $1.0 million line of credit with SVB (the “2006 Credit Line”).  On June 30, 2008, we entered into an Amended and Restated Loan and Security Agreement with SVB to, among other things, replace the 2006 Credit Line with a $2.5 million line of credit (the “2008 Credit Line”).  On June 28, 2009, we entered into the First Amendment to the Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”) with SVB to replace the 2008 Credit Line with a $1.25 million line of credit (the “Current Line of Credit”).  Our obligations under the Loan Agreement are secured by substantially all of our assets, including all of our intellectual property.  In addition, G. Ward Paxton, the Company’s Chief Executive Officer, has established a Guaranty Agreement with SVB for all outstanding balances under the Current Line of Credit.  Borrowings under the Current Line of Credit are based on advances (each an “Advance”) against certain of our accounts receivable that are approved by SVB (each an “Eligible Account”).  SVB may make an Advance of up to eighty percent (80%) of each Eligible Account, or such other percentage SVB may determine in its sole discretion.  Each Advance is subject to a finance charge calculated as a daily rate that is based on a 360-day annual rate of the greater of the prime rate or 5.25%, plus 2.0%.  Finance charges are payable at the same time its related Advance is due.  Each Advance is also subject to a monthly collateral handling fee of 0.5% of all outstanding Advances, depending on certain qualifying financial factors specified in the Loan Agreement.  The collateral handling fee is payable at the same time its related Advance is due.  Each Advance must be repaid at the earliest of (a) the date that the Eligible Account related to the Advance is paid, (b) the date the Eligible Account is no longer eligible under the Loan Agreement, or (c) the date on which any “Adjustment” (as defined in the Loan Agreement) is asserted to the Eligible Account.  On June 27, 2010, the Loan Agreement terminates and all outstanding Advances, accrued but unpaid finance charges, outstanding collateral handing fees, and other amounts become due under the Loan Agreement and related documents.  We have certain non-financial and financial covenants, including a liquidity coverage ratio and a rolling EBITDA computation, as defined in the Loan Agreement.  We have no borrowings outstanding under the Current Line of Credit as of March 31, 2010, and had borrowings available of $276,000.

6.     Accounting for Stock-Based Compensation

During the three month periods ended March 31, 2010 and 2009, the Company granted 480,000 and 476,000, respectively, stock options to employees and directors.  The Company recognized $42,000 and $17,000, respectively, stock-based compensation expense for the three month periods ended March 31, 2010 and 2009.

Valuation Assumptions

The fair values of employee and director option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	For Three Months Ended March 31, 2010	For Three Months Ended March 31, 2009

Weighted average grant date fair value	$0.39	$0.26
Weighted average assumptions used:
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	2.2%	1.9%
Expected volatility	200.0%	163.0%
Expected life (in years)	4.9	4.9

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

7.     Net Earnings (Loss) Per Share

Basic net earnings (loss) per share is computed by dividing net earnings (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period.  Diluted net earnings (loss) per share is computed by dividing the net earnings (loss) attributable to common stockholders by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period.  Our common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding options and warrants.  The aggregate number of common stock equivalents excluded from the diluted earnings (loss) per share calculation for the three month periods ending March 31, 2010 and 2009 are 1,382,474 and 4,058,737, respectively as they are antidilutive.

8.     Concentrations

Our operations are concentrated in one area—security software/entity identification.  Sales to the U.S. Government through direct and indirect channels totaled 86.0% of total revenues for the first quarter of 2010 compared to 89.3% of total revenues for the first quarter of 2009.  During the first quarter of 2010 approximately 85.5% of total revenues are attributable to two government customers compared to approximately 84.3% of total revenues attributable to two government customers in the first quarter of 2009.  There were no individual commercial customers in the first quarter of 2010 or 2009 that exceeded 10% of total revenues for that quarter.  Our similar product and service offerings are not viewed as individual segments, as our management analyzes the business as a whole and expenses are not allocated to each product offering.

9.     Commitments and Contingencies

We are subject from time to time to various legal proceedings and claims that arise during the ordinary course of our business.  We do not believe that the outcome of those “routine” legal matters should have a material adverse affect on our consolidated financial position, operating results or cash flows; however, we can provide no assurances that legal claims that may arise will not have such a material impact in the future.

10.   Dividends Payable

During the quarter ended March 31, 2010, we accrued $14,000 in dividends to the holders of our 5% Preferred Stock, $14,000 in dividends to the holders of our Series 2 5% Preferred Stock and $10,000 in dividends to the holders of our Series 3 5% Preferred Stock.  As of March 31, 2010, we have $36,000 in accrued and unpaid dividends included in current liabilities.  Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.

11.   Recent Accounting Pronouncements

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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q, including, without limitation, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are generally accompanied by words such as “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate,” “may” or other words that convey uncertainty of future events or outcomes.  These statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations, which we describe in more detail elsewhere in this Quarterly Report on Form 10-Q under the heading “Factors That May Affect Future Results of Operations,” and in our 2009 Annual Report on Form 10-K in “Item 1 — Description of Business” include, but are not limited to:

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

	Three Months Ended
	March 31, 2010	March 31, 2009
Net product revenue	96.7%	88.9%
Net customer support and maintenance revenue	3.3	11.1
Total revenue	100.0	100.0
Cost of product revenue	35.8	31.7
Cost of customer support and maintenance revenue	0.3	0.6
Total cost of revenue	36.1	32.3
Gross profit	63.9	67.7
Operating expenses:
Sales and marketing	13.2	30.9
Research and development	19.6	42.8
General and administrative	16.9	30.3

Operating income (loss)	14.1	(36.3)

Interest expense, net	(0.8)	(1.3)
Income (loss) before income tax provision	13.3	(37.6)

Income tax provision	—	—

Net income (loss)	13.3%	(37.6)%
Preferred stock dividends accrued	(2.4)	(4.6)

Net income (loss) attributable to common stockholders	10.9%	(42.2)%

	Three Months Ended
	March 31, 2010	March 31, 2009
Domestic revenues	99.8%	96.9%
Export revenues to:
Europe	0.1	2.8
Canada	0.0	0.0
Asia	0.0	0.1
Latin America	0.1	0.2

Net revenues	100.0%	100.0%

Net Revenues.  Net revenues for the quarter ended March 31, 2010, were $1.5 million, compared to $0.9 million for the same period in 2009.  Product revenues increased $0.7 million for the quarter ended March 31, 2010, compared to the same period in 2009.  Increased product revenues are due to an increase in sales of our TraceCop product line.  TraceCop revenues were $1.5 million for the quarter ended March 31, 2010, compared to $0.8 million for the same quarter in 2009.  Substantially all of our revenue for the quarters ended March 31, 2010 and 2009, were derived from TraceCop sales.  Customer support and maintenance revenue decreased $44 thousand for the quarter ended March 31, 2010, compared to the same period in 2009.  This decrease was due to the current sales mix with a high concentration of government sales not requiring a maintenance contract.

Concentration of Revenues.  Revenues from sales to various U.S. government entities totaled $1.3 million, or 86.0% of revenues, for the quarter ended March 31, 2010, compared to $0.8 million, or 89.3% of revenues, for the same period in 2009.  Although we expect our concentration of revenues to vary among customers in future periods depending upon the timing of certain sales, we anticipate that sales to government customers will continue to account for a significant portion of our revenues in future periods.  Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including, without limitation, potential disruption to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience.  Although we do not anticipate that any of our revenues with government customers will be renegotiated, a large number of cancelled or renegotiated government orders could have a material adverse effect on our financial results.  Currently, we are not aware of any proposed cancellation or renegotiation of any of our existing arrangements with government entities and, historically, government entities have not cancelled or renegotiated orders which had a material adverse effect on our business.

Gross Profit.  Gross profit was $1.0 million or 63.9% of net revenues for the quarter ended March 31, 2010, compared to $0.6 million or 67.7% of net revenues for the quarter ended March 31, 2009.  Gross profit on product revenues for the quarter ended March 31, 2010, trended to 62.9% from 64.4% for the quarter ended March 31, 2009, mainly due to a change in product mix.  Gross profit on customer support and maintenance revenues for the quarter ended March 31, 2010, trended to 93.1% from 94.5% for the quarter ended March 31, 2009.  Gross profit as a percentage of net revenues is impacted by several factors, including shifts in product mix, changes in channels of distribution, revenue volume, pricing strategies, and fluctuations in revenues of integrated third-party products.

Sales and Marketing.  Sales and marketing expenses decreased to $0.2 million for the quarter ended March 31, 2010, compared to $0.3 million for the quarter ended March 31, 2009, primarily due to a planned reduction in sales and marketing related expenses.  Sales and marketing expenses may vary in the future.  We believe that these costs will increase through the end of 2010, with increases in revenue.

Research and Development.  Research and development expenses decreased to $0.3 million for the quarter ended March 31, 2010, compared to $0.4 million for the quarter ended March 31, 2009.  Research and development costs are expensed in the period incurred.  Research and development expenses decreased in the three months ended March 31, 2010, compared to the same periods in 2009 primarily due to shifts from research and development expenses to cost of sales in relation to engineering contracts.  Research and development expenses may vary in the future; however, we believe that these costs will remain relatively constant through the end of 2010, although expenses may be increased with increases in revenue.

General and Administrative.  General and administrative expenses remained constant at $0.3 million for the quarter ended March 31, 2010, compared to $0.3 million for the quarter ended March 31, 2009.  It is expected that general and administrative expenses will remain relatively constant throughout the remainder of 2010, although expenses may be increased with increases in revenue.

Interest.  Net interest expense increased to $13 thousand for the quarter ended March 31, 2010 compared to $12 thousand interest expense for the same period in 2009.  The increase in interest expense was primarily due to an increase in interest expenses related to borrowings from a loan payable to an officer.  Net interest expense may vary in the future based on our level of borrowing, which will be affected by our cash flow, operating income and capital expenditures.

Liquidity and Capital Resources

Our principal source of liquidity at March 31, 2010, is approximately $365 thousand of cash and cash equivalents.  At March 31, 2010, we had a working capital deficiency of $0.9 million compared to a $1.7 million deficiency at March 31, 2009.

Net cash provided by operations for the three months ended March 31, 2010, was $204 thousand primarily due to net income of $204 thousand and the following sources of cash and non-cash items: a $45 thousand increase in accounts payable and accrued expenses, a $20 thousand increase in deferred revenue, $42 thousand in stock-based compensation, and $18 thousand in depreciation expense.  This was partially offset by the following uses of cash: an $86 thousand increase in accounts receivable, a $27 thousand increase in inventories, and a $12 thousand increase in prepaid expenses and other assets. Net cash used in operations for the three months ended March 31, 2009, was $0.5 million, primarily due to a net loss of $322 thousand, a $340 thousand decrease in deferred revenue, a $4 thousand decrease in accounts payable and accrued expenses, and a $5 thousand increase in prepaid expenses and other assets.  This was partially offset by the following sources of cash and non-cash items: a $141 thousand decrease in accounts receivable, $17 thousand in stock-based compensation, $17 thousand in depreciation expense, and a $4 thousand decrease in inventories. Future fluctuations in inventory balances, accounts receivable and accounts payable will be dependent upon several factors, including, but not limited to, quarterly sales, our strategy in building inventory in advance of receiving orders from customers, and the accuracy of our forecasts of product demand and component requirements.

Net cash used in investing activities for the three months ended March 31, 2010, was $24 thousand for net purchases of property and equipment compared to no cash used in investing activities in the three months ended March 31, 2009.

Net cash used in financing activities for the three months ended March 31, 2010, was $334 thousand for payments of accrued dividends on preferred stock.  This compared to cash provided by financing activities in the three months ended March 31, 2009 of $150 thousand, primarily consisting of the proceeds from a promissory note from our Chief Executive Officer, G. Ward Paxton.

At March 31, 2010, the Company did not have any material commitments for capital expenditures.

During the three months ended March 31, 2010, the Company funded its operations through the use of cash and cash equivalents.

On March 29, 2006, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) to establish a $1.0 million line of credit with SVB (the “2006 Credit Line”).  On June 30, 2008, we entered into an Amended and Restated Loan and Security Agreement with SVB to, among other things, replace the 2006 Credit Line with a $2.5 million line of credit (the “2008 Credit Line”).  On June 28, 2009, we entered into the First Amendment to the Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”) with SVB to replace the 2008 Credit Line with a $1.25 million line of credit (the “Current Line of Credit”).  Our obligations under the Loan Agreement are secured by substantially all of our assets, including all of our intellectual property.  In addition, G. Ward Paxton, the Company’s Chief Executive Officer, has established a Guaranty Agreement with SVB for all outstanding balances under the Current Line of Credit.  Borrowings under the Current Line of Credit are based on advances (each an “Advance”) against certain of our accounts receivable that are approved by SVB (each an “Eligible Account”).  SVB may make an Advance of up to eighty percent (80%) of each Eligible Account, or such other percentage SVB may determine in its sole discretion.  Each Advance is subject to a finance charge calculated as a daily rate that is based on a 360-day annual rate of the greater of the prime rate or 5.25%, plus 2.0%.  Finance charges are payable at the same time its related Advance is due.  Each Advance is also subject to a monthly collateral handling fee of 0.5% of all outstanding Advances, depending on certain qualifying financial factors specified in the Loan Agreement.  The collateral handling fee is payable at the same time its related Advance is due.  Each Advance must be repaid at the earliest of (a) the date that the Eligible Account related to the Advance is paid, (b) the date the Eligible Account is no longer eligible under the Loan Agreement, or (c) the date on which any “Adjustment” (as defined in the Loan Agreement) is asserted to the Eligible Account.  On June 27, 2010, the Loan Agreement terminates and all outstanding Advances, accrued but unpaid finance charges, outstanding collateral handing fees, and other amounts become due under the Loan Agreement and related documents.  We have certain non-financial and financial covenants, including a liquidity coverage ratio and a rolling EBITDA computation, as defined in the Loan Agreement.  We have no borrowings outstanding under the Current Line of Credit as of March 31, 2010, and had borrowings available of $276,000.

As of March 31, 2010, we had cash and cash equivalents of approximately $365,000, down from approximately $519,000 as of December 31, 2009, and a working capital deficit totaling $0.9 million.  We generated net income of $204,000 in the first quarter of 2010 compared to a net loss of $322,000 for the first quarter of 2009.  As of March 31, 2010, in addition to cash and cash equivalents of $365,000, we had $276,000 in funding available under our $1.25 million line of credit at Silicon Valley Bank, and $1.2 million funding available from a written commitment to invest up to $1.5 million from G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer.  Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through Company profits, our line of credit, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010, and concluded that the disclosure controls and procedures were effective.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) as of March 31, 2010, and concluded that there have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                                LEGAL PROCEEDINGS

We are subject from time to time to various legal proceedings and claims that arise during the ordinary course of our business.  We do not believe that the outcome of those “routine” legal matters should have a material adverse affect on our consolidated financial position, operating results or cash flows; however, we can provide no assurances that legal claims that may arise will not have such a material impact in the future.

Item 1A.                 RISK FACTORS

Factors That May Affect Future Results of Operations

We are providing the following information regarding changes that have occurred to previously disclosed risk factors from our Annual Report on Form 10-K for the year ended December 31, 2009.  In addition to the other information set forth below and elsewhere in this report, you should consider the factors discussed under the heading “Factors That May Affect Future Results of Operations” in our Form 10-K for the year ended December 31, 2009.  The risks described in our Quarterly Reports on Form 10-Q are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our cash, cash equivalents, and investments decreased to $365,000 at March 31, 2010, compared to $519,000 at December 31, 2009.  We may not have sufficient cash to operate our business and may not be able to maintain certain liquidity requirements under our existing debt instruments.  Additional debt and equity offerings to fund future operations may not be available and, if available, may significantly dilute the value of our currently outstanding common stock.

As of March 31, 2010, we had cash and cash equivalents of approximately $365,000, down from approximately $519,000 as of December 31, 2009, and a working capital deficit totaling $0.9 million.  We generated net income of $204,000 in the first quarter of 2010 compared to a net loss of $322,000 for the first quarter of 2009.  As of March 31, 2010, in addition to cash and cash equivalents of $365,000, we had $276,000 in funding available under our $1.25 million line of credit at Silicon Valley Bank, and $1.2 million funding available from a written commitment to invest up to $1.5 million from G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer.  Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through Company profits, our line of credit, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

We had a net income of $0.2 million for the quarter ended March 31, 2010, and have an accumulated deficit of $57.9 million as of March 31, 2010.  To continue profitability, we must continue to generate current or increased revenue levels.

For the quarter ended March 31, 2010, we generated net income of $0.2 million and had an accumulated deficit of approximately $57.9 million as of March 31, 2010, compared to a net loss of $0.3 million for the quarter ended March 31, 2009 and an accumulated deficit of approximately $58.1 million at December 31, 2009.  We need to sustain current or greater revenue levels from the sales of our products if we are to sustain profitability.  If we are unable to achieve these revenue levels, losses could happen for the near term and possibly longer, and we may not sustain profitability or generate positive cash flow from operations.

A large percentage of our revenues are received from U.S. government entities/resellers and one commercial customer, and the loss of one of these customers could reduce our revenues and materially harm our business and prospects.

A large percentage of our revenues result from sales to U.S. government entities/resellers and one commercial customer.  If we were to lose one or more of these key relationships, our revenues could decline and our business and prospects may be materially harmed. We expect that even if we are successful in developing relationships with non-governmental customers, our revenues will continue to be concentrated among government entities. For the quarter ended March 31, 2010, sales to U.S. government entities/resellers collectively accounted for 86.0% of our revenues, compared to 89.3% of our revenues as of March 31, 2009.  The loss of any of these key relationships may send a negative message to other U.S. government entities/resellers or non-governmental customers concerning our product offering.  We cannot assure you that U.S. government entities/resellers will be customers of ours in future periods or that we will be able to diversify our customer portfolio to adequately mitigate the risk of loss of any of these customers.

We are highly dependent on sales made through indirect channels, the loss of which would materially adversely affect our operations.

We derived 87.0% of revenue in the first quarter of 2010 through indirect channels of mainly government resellers, compared to 43.9% of our revenues in the quarter ended March 31, 2009.   We must continue to expand our sales through these indirect channels in order to increase our revenues.  We cannot assure you that our products will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues.  Further, many of our competitors are also trying to sell their products through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our products.

You will experience substantial dilution upon the conversion or redemption of the shares of preferred stock and the exercise of warrants that we issued in our recent private placements or in the event we raise additional funds through the issuance of new shares of our common stock or securities convertible or exercisable into shares of common stock.

On April 30, 2010, we had 11,736,150 shares of common stock outstanding.  Upon conversion of all outstanding shares of preferred stock and exercise of the outstanding warrants, we will have 13,685,175 shares of common stock outstanding, approximately a 16.6% increase in the number of shares of our common stock outstanding.

In addition, management may issue additional shares of common stock or securities exercisable or convertible into shares of common stock in order to finance our continuing operations.  Any future issuances of such securities would have additional dilutive effects on the existing holders of our Common Stock.

Further, the occurrence of certain events could entitle holders of our Series 2 Preferred Stock and Series 3 Preferred Stock to require us to redeem their shares for a certain number of shares of our common stock.  Assuming (i) we have paid all liquidated damages and other amounts to the holders, (ii) paid all outstanding dividends, (iii) a volume weighted average price of $0.85, which was the ten-day volume weighted average closing price of our common stock on April 30, 2010, and (iv) our 11,736,150 shares of common stock outstanding on April 30, 2010, upon exercise of their redemption right by the holders of the Series 3 Preferred Stock and the Series 2 Preferred Stock, we would be obligated to issue approximately 3,967,349 shares of our common stock.  This would represent an increase of approximately 34.0% in the number of shares of our common stock as of April 30, 2010.

The conversion of preferred stock or exercise of warrants we issued in the private placements may cause the price of our common stock to decline.

The holders of the shares of our 5% Preferred Stock and warrants we issued in connection with the sale of our 5% Preferred Stock who are not affiliates may freely convert their shares of preferred stock and exercise their warrants and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of April 30, 2010, 780,000 shares of our 5% Preferred Stock had converted into 1,240,457 shares of common stock.

The holders of the shares of Series 2 5% Preferred Stock and warrants we issued in connection with the sale of our Series 2

Preferred Stock who are not affiliates may freely convert their shares of preferred stock and exercise their warrants and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of April 30, 2010, 605,200 shares of Series 2 Preferred Stock had converted into 605,200 shares of common stock.

The holders of the shares of Series 3 5% Preferred Stock and warrants we issued in connection with the sale of our Series 3 Preferred Stock who are not affiliates may freely convert their shares of Series 3 Preferred Stock and exercise their warrants and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of April 30, 2010, 210,551 shares of Series 3 Preferred Stock had converted into 210,551 shares of common stock and 57,340 warrants had converted into 31,615 shares of common stock.

For the four weeks ended on April 30, 2010, the average daily trading volume of our common stock on The OTCBB was 3,749 shares.  Consequently, if holders of preferred stock or warrants elect to convert their remaining shares or exercise their warrants and sell a material amount of their underlying shares of common stock on the open market, the increase in selling activity could cause a decline in the market price of our common stock.  Furthermore, these sales, or the potential for these sales, could encourage short sales, causing additional downward pressure on the market price of our common stock.

Our management and larger stockholders exercise significant control over our company and have the ability to approve or take actions that may be adverse to your interests.

As of April 30, 2010, our executive officers, directors and preferred stockholders beneficially own approximately 30% of our voting power.  As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us.  These stockholders may use their influence to approve or take actions that may be adverse to your interests.  Further, we may contemplate the possible issuance of shares of our Common Stock or of securities exercisable or convertible into shares of our Common Stock in the future to our Chief Executive Officer.  Any such issuance will increase the percentage of stock our Chief Executive Officer and our management group beneficially holds.

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

INTRUSION INC.

Date: May 13, 2010	/s/ G. Ward Paxton
G. Ward Paxton
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2010	/s/ Michael L. Paxton
Michael L. Paxton
Vice President, Chief Financial Officer, Treasurer & Secretary
(Principal Financial & Accounting Officer)