Form 10-Q
period 2010-09-30
INTRUSION INC
filed 2010-11-10
CIK 736012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on October 29, 2010 was 11,776,150.

INTRUSION INC.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	September 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$298	$519
Accounts receivable	466	351
Inventories, net	29	7
Prepaid expenses	32	68
Total current assets	825	945
Property and equipment, net	135	146
Other assets	39	39
TOTAL ASSETS	$999	$1,130

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$639	$674
Dividends payable	35	360
Deferred revenue	107	93
Loan payable to officer	670	—

Total current liabilities	1,451	1,127

Loan payable to officer	—	970

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value: Authorized shares — 5,000
Series 1 shares issued and outstanding — 220 Liquidation preference of $1,128 as of September 30, 2010	778	778
Series 2 shares issued and outstanding — 460 Liquidation preference of $1,155 as of September 30, 2010	724	724
Series 3 shares issued and outstanding — 354 Liquidation preference of $775 as of September 30, 2010	504	504
Common stock, $0.01 par value:
Authorized shares — 80,000
Issued shares — 11,786 in 2010 and 11,715 in 2009 Outstanding shares — 11,776 in 2010 and 11,705 in 2009	118	117
Common stock held in treasury, at cost — 10 shares	(362)	(362)
Additional paid-in capital	55,578	55,545
Accumulated deficit	(57,566)	(58,094)
Accumulated other comprehensive loss	(226)	(179)
Total stockholders’ deficit	(452)	(967)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$999	$1,130

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net product revenue	$1,522	$1,194	$4,492	$3,171
Net customer support and maintenance revenue	55	59	158	230
Total revenue	1,577	1,253	4,650	3,401
Cost of product revenue	589	432	1,681	1,133
Cost of customer support and maintenance revenue	5	3	15	12
Total cost of revenue	594	435	1,696	1,145

Gross profit	983	818	2,954	2,256

Operating expenses:
Sales and marketing	179	198	639	733
Research and development	379	288	1,024	904
General and administrative	262	235	778	768

Operating income (loss)	163	97	513	(149)

Other income	47	—	47	—

Interest expense, net	(7)	(18)	(32)	(44)

Income (loss) before income tax provision	203	79	528	(193)

Income tax provision	—	—	—	—

Net income (loss)	$203	$79	$528	$(193)

Preferred stock dividends accrued	(38)	(38)	(113)	(116)
Net income (loss) attributable to common stockholders	$165	$41	$415	$(309)

Net income (loss) per share attributable to common stockholders:
Basic	$0.01	$0.00	$0.04	$(0.03)
Diluted	$0.01	$0.00	$0.03	$(0.03)

Weighted average common shares outstanding:
Basic	11,744	11,704	11,728	11,669
Diluted	14,126	13,529	13,898	11,669

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30, 2010	September 30, 2009
Operating Activities:
Net income (loss)	$528	$(193)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	56	57
Stock-based compensation	130	71
Extinguishment of France subsidiary cumulative translation adjustment	(47)	—
Changes in operating assets and liabilities:
Accounts receivable	(115)	58
Inventories	(22)	3
Prepaid expenses and other assets	36	(13)
Accounts payable and accrued expenses	(47)	81
Deferred revenue	15	(990)
Net cash provided by (used in) operating activities	534	(926)
Investing Activities:
Purchases of property and equipment	(46)	(16)
Financing Activities:
Borrowings on loan from officer	200	490
Payments on loan from officer	(500)	—
Dividends paid on preferred stock	(410)	—
Proceeds from stock options exercised	1	1
Net cash provided by (used in) financing activities	(709)	491

Net decrease in cash and cash equivalents	(221)	(451)
Cash and cash equivalents at beginning of period	519	554
Cash and cash equivalents at end of period	$298	$103

Cash paid during the year for interest	$63	$—

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:

Preferred stock dividends accrued	$113	$116
Series 1 preferred stock converted to common stock	$—	$140

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

As of September 30, 2010, we had cash and cash equivalents of approximately $298,000, down from approximately $519,000 as of December 31, 2009, and a working capital deficit totaling $0.6 million.  We generated net income of $528,000 in the first nine months of 2010 compared to a net loss of $193,000 for the first nine months of 2009.  As of September 30, 2010, in addition to cash and cash equivalents of $298,000, we had $30,000 in funding available under our $0.7 million note with G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer, and $1.5 million funding available from a written commitment to invest up to $1.5 million from G. Ward Paxton.  Based on projections of growth in revenue and net income in the coming quarters, funding available under our $0.625 million line of credit at Silicon Valley Bank (“SVB”)  and the borrowings available previously mentioned, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through Company profits, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

2.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The December 31, 2009 balance sheet was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States.  However, we believe that the disclosures are adequate to make the information presented not misleading.  In our opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  The results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period.  The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2009, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2010.

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

3.     Inventories (In thousands)

	September 30, 2010	December 31, 2009

Inventories consist of:

Finished goods	$29	$5
Demonstration systems	—	2
Reserve for obsolete inventory	—	—
Net inventory	$29	$7

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

Amounts borrowed from this officer accrue interest at a floating rate per annum equal to SVB’s prime rate plus 1% (5% at September 30, 2010).  All outstanding borrowings and accrued but unpaid interest is due on March 31, 2011.  As of September 30, 2010, the borrowings outstanding totaled $670,000.  The Company incurred interest expense of $7,000 in the third quarter of 2010 on the borrowings compared to $11,000 in the third quarter of 2009.  The Company incurred interest expense of $31,000 in the nine months ended September 30, 2010 on the borrowings compared to $26,000 in the nine months ended September 30, 2009.

5.     Line of Credit

On March 29, 2006, we entered into a Loan and Security Agreement with SVB to establish a $1.0 million line of credit with SVB (the “2006 Credit Line”).  On June 30, 2008, we entered into an Amended and Restated Loan and Security Agreement with SVB to, among other things, replace the 2006 Credit Line with a $2.5 million line of credit (the “2008 Credit Line”).  On June 28, 2009, we entered into the First Amendment to the Amended and Restated Loan and Security Agreement with SVB to replace the 2008 Credit Line with a $1.25 million line of credit (the “2009 Credit Line”).  On June 27, 2010, we entered into the Second Amendment to the Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”) with SVB to replace the 2009 Credit Line with a $0.625 million line of credit (the “Current Line of Credit”).  Our obligations under the Loan Agreement are secured by substantially all of our assets, including all of our intellectual property.  In addition, G. Ward Paxton, the Company’s Chief Executive Officer, has established a Guaranty Agreement with SVB for all outstanding balances under the Current Line of Credit.  Borrowings under the Current Line of Credit are based on advances (each an “Advance”) against certain of our accounts receivable that are approved by SVB (each an “Eligible Account”).  SVB may make an Advance of up to eighty percent (80%) of each Eligible Account, or such other percentage SVB may determine in its sole discretion.  Each Advance is subject to a finance charge calculated as a daily rate that is based on a 360-day annual rate of the greater of the prime rate plus 2.0% or 7%.  Finance charges are payable at the same time its related Advance is due.  Each Advance is also subject to a monthly collateral handling fee of 0.5% of all outstanding Advances, depending on certain qualifying financial factors specified in the Loan Agreement.  The collateral handling fee is payable at the same time its related Advance is due.  Each Advance must be repaid at the earliest of (a) the date that the Eligible Account related to the Advance is paid, (b) the date the Eligible Account is no longer eligible under the Loan Agreement, or (c) the date on which any “Adjustment” (as defined in the Loan Agreement) is asserted to the Eligible Account.  On June 26, 2011, the Loan Agreement terminates and all outstanding Advances, accrued but unpaid finance charges, outstanding collateral handing fees, and other amounts become due under the Loan Agreement and related documents.  We have certain non-financial and financial covenants, including a liquidity coverage ratio and a rolling EBITDA computation, as defined in the Loan Agreement.  We have no borrowings outstanding under the Current Line of Credit as of September 30, 2010.

6.     Accounting for Stock-Based Compensation

During the three month period ended September 30, 2010 and 2009, the Company granted no stock options to employees and directors in each period.  The Company recognized $47,000 and $22,000, respectively, stock-based compensation expense for the three month period ended September 30, 2010 and 2009.  During the nine month period ended September 30, 2010 and 2009, the Company granted 495,000 and 491,000, respectively, stock options to employees and directors.  The Company recognized $130,000 and $71,000, respectively, stock-based compensation expense for the nine month period ended September 30, 2010 and 2009.

During the three month period ended September 30, 2010 and 2009, 4,000 and 0, respectively, options were exercised under the 2005 Plan.  During the nine month period ended September 30, 2010 and 2009, 4,000 and 3,001, respectively, options were exercised under the 2005 Plan.

Valuation Assumptions

The fair values of option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	For Three Months Ended September 30, 2010	For Three Months Ended September 30, 2009	For Nine Months Ended September 30, 2010	For Nine Months Ended September 30, 2009

Weighted average grant date fair value	—	—	$0.40	$0.26
Weighted average assumptions used:
Expected dividend yield	—	—	0.0%	0.0%
Risk-free interest rate	—	—	2.2%	1.9%
Expected volatility	—	—	199.9%	163.5%
Expected life (in years)	—	—	4.89	4.85

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

7.     Net Earnings (Loss) Per Share

Basic net earnings (loss) per share is computed by dividing net earnings (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period.  Diluted net earnings (loss) per share is computed by dividing the net earnings (loss) attributable to common stockholders by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period.  Our common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding options and warrants.  The aggregate number of common stock equivalents excluded from the diluted earnings per share calculation for the three month periods ended September 30, 2010 and 2009 are 1,043,284 and 1,069,444, respectively, as they are antidilutive. In addition, for the nine month periods ended September 30, 2010 and 2009, 1,161,547 and 3,993,130, respectively, common stock equivalents are not included in the diluted loss per share as they are antidilutive.

8.     Preferred Stock Warrants

During the quarter ended September 30, 2010, warrants to purchase 57,340 shares of our common stock were exercised and converted into 36,298 net shares of our common stock.  During the nine month period ended September 30, 2010, warrants to purchase 114,680 shares of our common stock were exercised and converted into 67,913 net shares of our common stock.

9.     Concentrations

Our operations are concentrated in one area—security software/entity identification.  Sales to the U.S. Government through direct and indirect channels totaled 31.5% of total revenues for the third quarter of 2010 compared to 66.3% of total revenues for the third quarter of 2009.  During the third quarter of 2010 approximately 31.5% of total revenues are attributable to two government customers compared to approximately 66.2% of total revenues attributable to three government customers in the third quarter of 2009.  Also, during the third quarter of 2010 approximately 65.1% of total revenues are attributable to one individual commercial customer compared to approximately 28.8% of total revenues attributable to one individual commercial customer in the third quarter of 2009.  Our similar product and service offerings are not viewed as individual segments, as our management analyzes the business as a whole and expenses are not allocated to each product offering.

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

11.  Dividends Payable

During the quarter ended September 30, 2010, we accrued $14,000 in dividends to the holders of our 5% Preferred Stock, $14,000 in dividends to the holders of our Series 2 5% Preferred Stock and $10,000 in dividends to the holders of our Series 3 5% Preferred Stock.  As of September 30, 2010, we have $35,000 in accrued and unpaid dividends included in current liabilities.  Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.

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

•                  concentration of our revenues from U.S. government entities or commercial customers and the possible loss of one of these customers and the unique risks associated with government customers;

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

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. These forward-looking statements and other statements made elsewhere in this report are made in reliance on the Private Securities Litigation Reform Act of 1995.  Any forward-looking statement you read in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.  The Section 1A below entitled “Factors That May Affect Future Results of Operations” sets forth and incorporates by reference certain factors that could cause actual future results of the Company to differ materially from these statements.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of net revenues. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net product revenue	96.5%	95.3%	96.6%	93.2%
Net customer support and maintenance revenue	3.5	4.7	3.4	6.8
Total revenue	100.0	100.0	100.0	100.0
Cost of product revenue	37.4	34.5	36.2	33.4
Cost of customer support and maintenance revenue	0.3	0.2	0.3	0.3
Total cost of revenue	37.7	34.7	36.5	33.7
Gross profit	62.3	65.3	63.5	66.3
Operating expenses:
Sales and marketing	11.4	15.8	13.7	21.5
Research and development	24.0	22.9	22.1	26.6
General and administrative	16.6	18.8	16.7	22.6

Operating income (loss)	10.3	7.7	11.0	(4.4)

Other income	3.0	—	1.0	—
Interest expense, net	(0.4)	(1.4)	(0.7)	(1.3)

Income (loss) before income tax provision	12.9	6.3	11.3	(5.7)

Income tax provision	—	—	—	—

Net income (loss)	12.9%	6.3%	11.3%	(5.7)%
Preferred stock dividends accrued	(2.4)	(3.0)	(2.4)	(3.4)

Net income (loss) attributable to common stockholders	10.5%	3.3%	8.9%	(9.1)%

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Domestic revenues	99.8%	99.8%	99.8%	98.9%
Export revenues to:
Europe	0.1	0.1	0.1	1.0
Canada	—	—	—	—
Asia	—	—	—	—
Latin America	0.1	0.1	0.1	0.1

Net revenues	100.0%	100.0%	100.0%	100.0%

Net Revenues.  Net revenues for the quarter and nine months ended September 30, 2010 were $1.6 million and $4.7 million, respectively, compared to $1.3 million and $3.4 million for the same periods in 2009.  Product revenues increased $328 thousand for the quarter ended September 30, 2010, and increased $1.3 million for the nine months ended September 30, 2010 compared to the same periods in 2009.  Increased product revenues are due to an increase in sales of our TraceCop product line.  TraceCop revenues were $1.5 million for the quarter ended September 30, 2010, compared to $1.2 million for the same quarter in 2009.  Customer support and maintenance revenue decreased $4 thousand and $72 thousand for the quarter and nine months ended September 30, 2010, respectively, compared to the same periods in 2009.  This decrease was due to the current sales mix with a high concentration of sales not requiring a maintenance contract.

Concentration of Revenues.  Revenues from sales to various U.S. government entities totaled $0.5 million, or 31.5% of revenues, for the quarter ended September 30, 2010 compared to $0.8 million, or 66.3% of revenues, for the same period in 2009.

Revenues from sales to various U.S. government entities totaled $3.0 million, or 65.5% of revenues, for the nine months ended September 30, 2010 compared to $2.8 million, or 82.7% of revenues, for the same period in 2009.  Although we expect our concentration of revenues to vary among customers in future periods depending upon the timing of certain sales, we anticipate that sales to government customers will continue to account for a significant portion of our revenues in future periods.  Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including, without limitation, potential disruption to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience.  Although we do not anticipate that any of our revenues with government customers will be renegotiated, a large number of cancelled or renegotiated government orders could have a material adverse effect on our financial results.  Currently, we are not aware of any proposed cancellation or renegotiation of any of our existing arrangements with government entities and, historically, government entities have not cancelled or renegotiated orders which had a material adverse effect on our business.

Gross Profit.  Gross profit was $1.0 million or 62.3% of net revenues for the quarter ended September 30, 2010, compared to $0.8 million or 65.3% of net revenues for the quarter ended September 30, 2009.  Gross profit was $3.0 million or 63.5% of net revenues for the nine months ended September 30, 2010 compared to $2.3 million or 66.3% of net revenues for the nine months ended September 30, 2009.  Gross profit on product revenues for the quarter and nine months ended September 30, trended from 63.8% and 64.3%, respectively, in 2009 to 61.3% and 62.6%, respectively, in 2010 due to a shift in product mix.  Gross profit on customer support and maintenance revenues for the quarter and nine months ended September 30, trended from 95.5% and 94.8%, respectively, in 2009 to 90.1% and 90.6%, respectively, in 2010.  Gross profit as a percentage of net revenues is impacted by several factors, including shifts in product mix, changes in channels of distribution, revenue volume, pricing strategies, and fluctuations in revenues of integrated third-party products.

Sales and Marketing.  Sales and marketing expenses remained constant at $0.2 million for the quarters ended September 30, 2010 and 2009.  Sales and marketing expenses decreased to $0.6 million for the nine months ended September 30, 2010 compared to $0.7 million for the same period in 2009.  The decrease was primarily due to shifts between sales and marketing labor expenses and cost of sales in relation to engineering contract jobs.  Sales and marketing expenses may vary in the future.  We believe that these costs will increase through the end of 2010, with increases in revenue.

Research and Development.  Research and development expenses increased to $0.4 million for the quarter ended September 30, 2010 compared to $0.3 million for the same period in 2009.  Research and development expenses increased to $1.0 million for the nine months ended September 30, 2010 compared to $0.9 million for the same period in 2009.  Research and development costs are expensed in the period incurred.  Any fluctuations in research and development expenses in the three months and nine months ended September 30, 2010, compared to the same periods in 2009 are primarily due to shifts between research and development labor expenses and cost of sales in relation to engineering contract jobs.  Research and development expenses may vary in the future; however, we believe that these costs will remain relatively constant through the end of 2010, although expenses may be increased relative to increases in revenue.

General and Administrative.  General and administrative expenses increased to $0.3 million for the quarter ended September 30, 2010 compared to $0.2 million for the same period in and 2009.  General and administrative expenses remained constant at $0.8 million for the nine months ended September 30, 2010, and 2009.  It is expected that general and administrative expenses will remain relatively constant throughout the remainder of 2010, although expenses may be increased relative to increases in revenue.

Other Income.  Other income increased to $47 thousand for the quarter and nine months ended September 30, 2010 compared to none for the same period in 2009.  The increase in other income was due to a cumulative translation adjustment from the disposition of a foreign subsidiary.  Other income may vary in the future.

Interest.  Net interest expense decreased to $7 thousand for the quarter ended September 30, 2010 compared to $18 thousand for the same period in 2009.  Net interest expense decreased to $32 thousand for the nine months ended September 30, 2010 compared to $44 thousand for the same period in 2009.  The decrease in interest expense was primarily due to a decrease in interest expenses related to borrowings from a loan payable to an officer.  Net interest expense may vary in the future based on our level of borrowing, which will be affected by our cash flow, operating income and capital expenditures.

Liquidity and Capital Resources

Our principal source of liquidity at September 30, 2010, is approximately $298 thousand of cash and cash equivalents.  At September 30, 2010, we had a working capital deficiency of $0.6 million compared to a $1.5 million deficiency at September 30, 2009.

Net cash provided by operations for the nine months ended September 30, 2010, was $534 thousand primarily due to net income of $528 thousand and the following sources of cash and non-cash items: a $36 thousand decrease in prepaid expenses and other assets, a $15 thousand increase in deferred revenue, $130 thousand in stock-based compensation, and $56 thousand in depreciation expense.  This was partially offset by the following uses of cash: a $115 thousand increase in accounts receivable, a $22 thousand increase in inventories, a $47 thousand decrease in accounts payable and accrued expenses, and a $47 thousand write-off of France’s cumulative translation adjustment.  Cash used in operations for the nine months ended September 30, 2009 was $0.9 million, primarily due to a net loss of $0.2 million, decreases in deferred revenue of $1.0 million and an increase in prepaid expenses and other assets of $13 thousand.  This cash decrease was partially offset by depreciation expense of $57 thousand, stock-based compensation expense of $71 thousand, a decrease in accounts receivable of $58 thousand, a decrease in inventories of $3 thousand, and an increase accounts payable and accrued expenses of $81 thousand.  Future fluctuations in inventory balances, accounts receivable and accounts payable will be dependent upon several factors, including, but not limited to, quarterly sales, our strategy in building inventory in advance of receiving orders from customers, and the accuracy of our forecasts of product demand and component requirements.

Net cash used in investing activities for the nine months ended September 30, 2010, was $46 thousand compared to $16 thousand of cash used in investing activities in the nine months ended September 30, 2009 for net purchases of property and equipment.

Net cash used in financing activities for the nine months ended September 30, 2010, was primarily due to $410 thousand for payments of accrued dividends on preferred stock and a payment (net) of $300 thousand on the loan by our CEO, G. Ward Paxton.  This is compared to net cash provided by financing activities in the nine months ended September 30, 2009 was $0.5 million, primarily consisting of the proceeds from a promissory note and commitment by our CEO, G. Ward Paxton, for $0.5 million.

At September 30, 2010, the Company did not have any material commitments for capital expenditures.

During the three months ended September 30, 2010, the Company funded its operations through the use of cash and cash equivalents, and borrowings from our CEO, G. Ward Paxton.

On March 29, 2006, we entered into a Loan and Security Agreement with SVB to establish a $1.0 million line of credit with SVB (the “2006 Credit Line”).  On June 30, 2008, we entered into an Amended and Restated Loan and Security Agreement with SVB to, among other things, replace the 2006 Credit Line with a $2.5 million line of credit (the “2008 Credit Line”).  On June 28, 2009, we entered into the First Amendment to the Amended and Restated Loan and Security Agreement with SVB to replace the 2008 Credit Line with a $1.25 million line of credit (the “2009 Credit Line”).  On June 27, 2010, we entered into the Second Amendment to the Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”) with SVB to replace the 2009 Credit Line with a $0.625 million line of credit (the “Current Line of Credit”).  Our obligations under the Loan Agreement are secured by substantially all of our assets, including all of our intellectual property.  In addition, G. Ward Paxton, the Company’s Chief Executive Officer, has established a Guaranty Agreement with SVB for all outstanding balances under the Current Line of Credit.  Borrowings under the Current Line of Credit are based on advances (each an “Advance”) against certain of our accounts receivable that are approved by SVB (each an “Eligible Account”).  SVB may make an Advance of up to eighty percent (80%) of each Eligible Account, or such other percentage SVB may determine in its sole discretion.  Each Advance is subject to a finance charge calculated at a daily rate that is based on a 360-day annual rate of the greater of the prime rate plus 2.0% or 7%.  Finance charges are payable at the same time its related Advance is due.  Each Advance is also subject to a monthly collateral handling fee of 0.5% of all outstanding Advances, depending on certain qualifying financial factors specified in the Loan Agreement.  The collateral handling fee is payable at the same time its related Advance is due.  Each Advance must be repaid at the earliest of (a) the date that the Eligible Account related to the Advance is paid, (b) the date the Eligible Account is no longer eligible under the Loan Agreement, or (c) the date on which any “Adjustment” (as defined in the Loan Agreement) is asserted to the Eligible Account.  On June 26, 2011, the Loan Agreement terminates and all outstanding Advances, accrued but unpaid finance charges, outstanding collateral handing fees, and other amounts become due under the Loan Agreement and related documents.  We have certain non-financial and financial covenants, including a liquidity coverage ratio and a rolling EBITDA computation, as defined in the Loan Agreement.  We have no borrowings outstanding under the Current Line of Credit as of September 30, 2010.

As of September 30, 2010, we had cash and cash equivalents of approximately $298,000, down from approximately $519,000 as of December 31, 2009, and a working capital deficit totaling $0.6 million.  We generated net income of $528,000 in the first nine months of 2010 compared to a net loss of $193,000 for the first nine months of 2009.  As of September 30, 2010, in addition to cash and cash equivalents of $298,000, we had $30,000 in funding available under our $0.7 million note with G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer, and $1.5 million funding available from a written commitment to invest up to $1.5 million from G. Ward Paxton.  Based on projections of growth in revenue and net income in the coming quarters, funding available under our $0.625 million line of credit at Silicon Valley Bank (“SVB”)  and the borrowings available previously mentioned, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through Company profits, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010, and concluded that the disclosure controls and procedures were effective.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) as of September 30, 2010, and concluded that there have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                                         RISK FACTORS

Factors That May Affect Future Results of Operations

We are providing the following information regarding changes that have occurred to previously disclosed risk factors from our Annual Report on Form 10-K for the year ended December 31, 2009.  In addition to the other information set forth below and elsewhere in this report, you should consider the factors discussed under the heading “Factors That May Affect Future Results of Operations” in our Form 10-K for the year ended December 31, 2009 and on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.  The risks described in our Quarterly Reports on Form 10-Q are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our cash, cash equivalents, and investments decreased to $298,000 at September 30, 2010, compared to $519,000 at December 31, 2009.  We may not have sufficient cash to operate our business and may not be able to maintain certain liquidity requirements under our existing debt instruments.  Additional debt and equity offerings to fund future operations may not be available and, if available, may significantly dilute the value of our currently outstanding common stock.

As of September 30, 2010, we had cash and cash equivalents of approximately $298,000, down from approximately $519,000 as of December 31, 2009, and a working capital deficit totaling $0.6 million.  We generated net income of $528,000 in the first nine months of 2010 compared to a net loss of $193,000 for the first nine months of 2009.  As of September 30, 2010, in addition to cash and cash equivalents of $298,000, we had $30,000 in funding available under our $0.7 million note with G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer, and $1.5 million funding available from a written commitment to invest up to $1.5 million from G. Ward Paxton.  Based on projections of growth in revenue and net income in the coming quarters, funding available under our $0.625 million line of credit at Silicon Valley Bank (“SVB”)  and the borrowings available previously mentioned, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through Company profits, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

We had a net income of $0.2 million for the quarter ended September 30, 2010, a net income of $0.5 million for the nine months ended September 30, 2010 and have an accumulated deficit of $57.6 million as of September 30, 2010.  To continue profitability, we must continue to generate current or increased revenue levels.

For the quarter ended September 30, 2010, we incurred a net income of $0.2 million and had an accumulated deficit of approximately $57.6 million as of September 30, 2010, compared to a net income of $0.08 million for the quarter ended September 30, 2009 and an accumulated deficit of approximately $58.5 million as of September 30, 2009.  We need to sustain current or greater revenue levels from the sales of our products if we are to sustain profitability.  If we are unable to achieve these revenue levels, losses could happen for the near term and possibly longer, and we may not sustain profitability or generate positive cash flow from operations.

A large percentage of our revenues are received from U.S. government entities/resellers and one commercial customer, and the loss of one of these customers could reduce our revenues and materially harm our business and prospects.

A large percentage of our revenues result from sales to U.S. government entities/resellers and one commercial customer.  If we were to lose one or more of these key relationships, our revenues could decline and our business and prospects may be materially harmed. We expect that even if we are successful in developing relationships with non-governmental customers, our revenues will continue to be concentrated among government entities.  For the quarter ended September 30, 2010, sales to U.S. government entities/resellers collectively accounted for 31.5% of our revenues, compared to 66.3% of our revenues as of September 30, 2009.  The loss of any of these key relationships may send a negative message to other U.S. government entities/resellers or non-governmental customers concerning our product offering.  We cannot assure you that U.S. government entities/resellers will be customers of ours in future periods or that we will be able to diversify our customer portfolio to adequately mitigate the risk of loss of any of these customers.

A large percentage of our revenues are from one product line, and the decrease of revenue from sales of this product line could materially harm our business and prospects.

A large percentage of our revenues result from sales of our TraceCop product line.  TraceCop revenues were $1.5 million for the quarter ended September 30, 2010, compared to $1.2 million for the same quarter in 2009.  If sales of this key product line were to decrease, our revenues could decline and our business and prospects may be materially harmed.

We are highly dependent on sales made through indirect channels, the loss of which would materially adversely affect our operations.

We derived 32.6% of revenue in the third quarter of 2010 through indirect channels, compared to 62.8% of our revenues in the quarter ended September 30, 2009.  We must continue to strive for expansion of our sales through these indirect channels in order to increase our revenues.  We cannot assure you that our products will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues.  Further, many of our competitors are also trying to sell their products through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our products.

You will experience substantial dilution upon the conversion or redemption of the shares of preferred stock and the exercise of warrants that we issued in our recent private placements or in the event we raise additional funds through the issuance of new shares of our common stock or securities convertible or exercisable into shares of common stock.

On October 29, 2010, we had 11,776,150 shares of common stock outstanding.  Upon conversion of all outstanding shares of preferred stock and exercise of the outstanding warrants, we will have 13,135,235 shares of common stock outstanding, approximately an 11.5% increase in the number of shares of our common stock outstanding.

In addition, management may issue additional shares of common stock or securities exercisable or convertible into shares of common stock in order to finance our continuing operations.  Any future issuances of such securities would have additional dilutive effects on the existing holders of our Common Stock.

Further, the occurrence of certain events could entitle holders of our Series 2 Preferred Stock and Series 3 Preferred Stock to

require us to redeem their shares for a certain number of shares of our common stock.  Assuming, (i) we have paid all liquidated damages and other amounts to the holders, (ii) paid all outstanding dividends, (iii) a volume weighted average price of $0.81, which was the ten-day volume weighted average closing price of our common stock on October 29, 2010, and (iv) our 11,776,150 shares of common stock outstanding on October 29, 2010, upon exercise of their redemption right by the holders of the Series 3 Preferred Stock and the Series 2 Preferred Stock, we could be obligated to issue approximately 3,500,000 shares of our common stock.  This would represent an increase of approximately 30.0% in the number of shares of our common stock as of October 29, 2010.

The conversion of preferred stock or exercise of warrants we issued in the private placements may cause the price of our common stock to decline.

The holders of the shares of our 5% Preferred Stock and warrants we issued in connection with the sale of our 5% Preferred Stock who are not affiliates may freely convert their shares of preferred stock and exercise their warrants and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of October 29, 2010, 780,000 shares of our 5% Preferred Stock had converted into 1,240,457 shares of common stock.

The holders of the shares of Series 2 5% Preferred Stock and warrants we issued in connection with the sale of our Series 2 Preferred Stock who are not affiliates may freely convert their shares of preferred stock and exercise their warrants and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of October 29, 2010, 605,200 shares of Series 2 Preferred Stock had converted into 605,200 shares of common stock.

The holders of the shares of Series 3 5% Preferred Stock and warrants we issued in connection with the sale of our Series 3 Preferred Stock who are not affiliates may freely convert their shares of Series 3 Preferred Stock and exercise their warrants and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of October 29, 2010, 210,551 shares of Series 3 Preferred Stock had converted into 210,551 shares of common stock and 114,680 warrants had converted into 67,913 shares of common stock.

For the four weeks ended on October 29, 2010, the average daily trading volume of our common stock on The OTCBB was 2,237 shares.  Consequently, if holders of preferred stock or warrants elect to convert their remaining shares or exercise their warrants and sell a material amount of their underlying shares of common stock on the open market, the increase in selling activity could cause a decline in the market price of our common stock.  Furthermore, these sales, or the potential for these sales, could encourage short sales, causing additional downward pressure on the market price of our common stock.

Our management and larger stockholders exercise significant control over our company and have the ability to approve or take actions that may be adverse to your interests.

As of October 29, 2010, our executive officers, directors and preferred stockholders beneficially own approximately 30% of our voting power.  As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us.  These stockholders may use their influence to approve or take actions that may be adverse to your interests.  Further, we may contemplate the possible issuance of shares of our Common Stock or of securities exercisable or convertible into shares of our Common Stock in the future to our Chief Executive Officer.  Any such issuance will increase the percentage of stock our Chief Executive Officer and our management group beneficially holds.

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

INTRUSION INC.

Date: November 10, 2010	/s/ G. Ward Paxton
G. Ward Paxton
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2010	/s/ Michael L. Paxton
Michael L. Paxton
Vice President, Chief Financial Officer,
Treasurer & Secretary
(Principal Financial & Accounting Officer)