Form 10-K
period 2010-12-31
INTRUSION INC
filed 2011-03-29
CIK 736012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                                                         Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                                                                 ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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

Yes ☐  No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2010:  $6,308,000.

As of March 29, 2011, 11,817,732 shares of the issuer’s Common Stock were outstanding.

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

•                                          banks,

•                                          credit unions,

•                                          other financial institutions,

•                                          hospitals and other healthcare providers, and

•                                          other customers.

Essentially, our end-users can be defined as “any end-user requiring network security solutions for protecting their mission critical data”.

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

On March 29, 2006, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) to establish a $1.0 million line of credit with SVB (the “2006 Credit Line”).  On June 30, 2008, we entered into an Amended and Restated Loan and Security Agreement with SVB to, among other things, replace the 2006 Credit Line with a $2.5 million line of credit (the “2008 Credit Line”).  On June 28, 2009, we entered into the First Amendment to the Amended and Restated Loan and Security Agreement with SVB to replace the 2008 Credit Line with a $1.25 million line of credit (the “2009 Credit Line”).  On June 27, 2010, we entered into the Second Amendment to the Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”) with SVB to replace the 2009 Credit Line with a $0.625 million line of credit (the “Current Line of Credit”).  Our obligations under the Loan Agreement are secured by substantially all of our assets, including all of our intellectual property.  In addition, G. Ward Paxton, the Company’s Chief Executive Officer, has established a Guaranty Agreement with SVB for all outstanding balances under the Current Line of Credit.  Borrowings under the Current Line of Credit are based on advances (each an “Advance”) against certain of our accounts receivable that are approved by SVB (each an “Eligible Account”).  SVB may make an Advance of up to eighty percent (80%) of each Eligible Account, or such other percentage SVB may determine in its sole discretion.  Each Advance is subject to a finance charge calculated as a daily rate that is based on a 360-day annual rate of the greater of the prime rate plus 2.0% or 7.0%.  Finance charges are payable at the same time its related Advance is due.  Each Advance is also subject to a monthly collateral handling fee of 0.5% of all outstanding Advances, depending on certain qualifying financial factors specified in the Loan Agreement.  The collateral handling fee is payable at the same time its related Advance is due.  Each Advance must be repaid at the earliest of (a) the date that the Eligible Account related to the Advance is paid, (b) the date the Eligible Account is no longer eligible under the Loan Agreement, or (c) the date on which any “Adjustment” (as defined in the Loan Agreement) is asserted to the Eligible Account.  On June 26, 2011, the Loan Agreement terminates and all outstanding Advances, accrued but unpaid finance charges, outstanding collateral handing fees, and other amounts become due under the Loan Agreement and related documents.  We have certain non-financial and financial covenants, including a liquidity coverage ratio and a rolling EBITDA computation, as defined in the Loan Agreement.  We had no borrowings outstanding under the Current Line of Credit as of December 31, 2010.

On March 15, 2007, we completed a private placement of 925,926 shares of our Common Stock for gross proceeds of $500,000.

On June 27, 2007, we completed a private placement of 1,111,111 shares of our Common Stock for gross proceeds of $500,000.

On September 26, 2007, we completed a private placement of 1,190,476 shares of our Common Stock for gross proceeds of $500,000.

On February 3, 2011, the Company extended a revolving promissory note to borrow up to $700,000 from G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer through March 2012.

On February 3, 2011, we received a written commitment from our Chief Executive Officer to loan up to an additional $1,500,000 in the Company until March 2012, should such funding be required by the Company, on terms and conditions similar to the promissory note above.

Government Sales

Sales to U.S. government customers accounted for 60.3% of our revenues for the year ended December 31, 2010, compared to 77.5% of our revenue in 2009.  We expect to continue to derive a substantial portion of our revenues from sales to governmental entities in the future as we continue to market our entity identification products, our data mining products, our regulated compliance and data leakage prevention products and our network intrusion prevention products to the government.  Sales to the government present risks in addition to those involved in sales to commercial customers that could adversely affect our revenues, including potential disruption due to irregularities in or interruptions to appropriation and spending patterns, delays in approving a federal budget and the government’s reservation of the right to cancel contracts and purchase orders for its convenience.

Generally, we make our sales under purchase orders and contracts.  Our customers, including government customers, may cancel their orders or contracts with little or no prior notice and without penalty.  Although we transact business with various government entities, we believe that the cancellation of any particular order in itself could have a material effect on our financial results.  Because we derive and expect to continue to derive a substantial portion of our revenue from sales to government entities, a large number of cancelled or renegotiated government orders or contracts could have a material adverse effect on our financial results.  Currently, we are not aware of any proposed cancellation or renegotiation of any of our existing arrangements with government entities.

Industry Background

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

Products

TraceCop

Our TraceCop product family includes a database of worldwide IP addresses which are regularly updated.  In addition, other information and analysis results, such as geo-location data may also be included.  Customers use the TraceCop data to aid in the identification and location of individuals involved in cyber crime.  In addition to the IP database, the TraceCop family includes analysis software and a GUI interface to assist analysts in locating the bad guys.  We license for a fee and offer continuing maintenance and upgrade services for the TraceCop database.  We either install and service the database at the Intrusion facility or install the TraceCop database on a customer server onsite.

 Savant

Savant, a new product offering announced in the first quarter of 2010, is a high-speed network data mining product which organizes the data into networks of relationships.  Savant operates on networks with data flows of up to 20 gigabits (10 gigabits at full duplex).  Savant can read and record up to 20 gigabits without dropping packets.  Some of the unique features include analysis which determines associations.  Uses of the Savant product include building persona and internet habits of the customer’s network users.  The Savant solution provides real-time access and insight into a company’s own indisputable and quantifiable network data for more effective, unbiased decision making. This new insight will provide the ability to address many of today’s major challenges faced by corporations, such as company infrastructure issues, performance issues, and identifying the true “Wizards” or recognized experts within their organization.  Savant provides deep inspection of network traffic recording interesting data and relationships.  Savant is a software product which we license to our customers and sell maintenance and upgrades.  We also re-sell the server required to implement Savant into the customer’s network.

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

SecureNet

SecureNet is our Network Intrusion/Detection product family.  SecureNet is a software product that operates on a standard computer or server and connects inline to the customer’s network.  We license the SecureNet software to our customers and additionally sell software maintenance and upgrades.  We also resell standard computers for implementation of the software.

Third-Party Products

We currently resell standard commercially available computers and servers from various vendors which we integrate with our different software products for implementation into our customer networks.  We do not consider any of these third party relationships to be material.

Customer Services

In addition to offering our listed products, we also offer a wide range of services, including design and configuration, project planning, training, installation and maintenance.

Product Development

The network security industry is characterized by rapidly changing technology, standards and customer demands all shaped by the current state of the economy.  We believe that our future success depends in large part upon the timely enhancement of existing products as well as the development of new technologically advanced products that meet industry standards, perform successfully and simplify the users’ tasks so that they can do more with fewer resources.  We are currently marketing TraceCop, Savant, Compliance Commander and SecureNet products to meet emerging market requirements and are continuously engaged in testing to ensure that our products interoperate with other manufacturers’ products, which comply with industry standards.

During 2010 and 2009, our research and development expenditures were approximately $1.4 and $1.1 million, respectively. All of our expenditures for research and development have been expensed as incurred.  At December 31, 2010, we had 9 employees engaged in research and product development.

Manufacturing and Supplies

Our internal manufacturing operations consist primarily of replication of software on CDs, packaging, testing and quality control of finished units.

The hardware we sell are standard off-the-shelf products, which we sell directly to OEM customers or resell from our suppliers.

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

    Foreign Sales.  We believe that rapidly evolving international markets are important sources of future sales. Our export sales are currently being made through an indirect sales force comprised of international resellers in Europe and Asia.  Export sales accounted for approximately 0.2% and 1.0% of total revenue in 2010 and 2009, respectively.  See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in this report for a geographic breakdown of our revenue in 2010 and 2009. Sales to foreign customers and resellers generally have been made in United States dollars.

    Marketing.  We have implemented several methods to market our products, including  participation in trade shows and seminars,  telemarketing, distribution of sales literature and product specifications and ongoing communication with our resellers and installed base of end-user customers.

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

In 2010, 60.3% of our revenue was derived from a variety of U.S. government entities through direct sales and indirectly through system integrators and resellers.  In 2010, 59.7% of our total revenues are attributable to two U.S. Government customers through direct and indirect channels, all of which exceeded 10% of total revenue individually in 2010.  Comparatively, sales to the U.S. Government through direct and indirect channels totaled 77.5% of total revenues for 2009 and 76.6% of our total revenues in 2009 were attributable to three customers, all of which exceeded 10% of our total revenues individually.  A reduction in our sales to U.S. government entities could have a material adverse effect on our business and operating results if not replaced.

    Backlog.  We believe that only a small portion of our order backlog is non-cancelable and that the dollar amount associated with the non-cancelable portion is immaterial. We purchase, or contract for the purchase of, our inventory based upon our forecast of customer demand and we maintain inventories in advance of receiving firm orders from customers. Commercial orders are generally fulfilled within two days to two weeks following receipt of an order. Certain government orders may be scheduled over several months, generally not exceeding one year.

    Customer Support, Service and Warranty.  We service, repair and provide technical support for our products. Our field sales and technical support force works closely with resellers and end-user customers on-site and by telephone to assist with pre- and post-sales support services such as network security design, system installation, and technical consulting. By working closely with our customers, our employees increase their understanding of end-user requirements and provide input to the product development process.

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

There are numerous companies competing in various segments of the data security markets. At this time, we have limited competitors for TraceCop; however, we expect competitors to emerge in the future.  These competitors perform some of the functions that we perform with TraceCop but not all of the functions.  Also, we have been collecting the TraceCop data continuously for more than six years.  None of the current or future competitors can provide this historical data.  In our newest market segment, data mining, we compete with several small companies including Niksun and NetScout. Our competitors in the regulated information compliance market include Vontu (Symantec), Port Authority (Websense), Vericept, Reconnex (McAfee Inc.), Tablus (RSA Security) and a small number of start-up companies that entered the space within the last two years.  Our principal competitors in the network intrusion prevention and detection market include Internet Security Systems, Inc.(IBM), Cisco Systems, Inc., Symantec, Inc., Netscreen (Juniper Networks, Inc.), McAfee Inc., Tipping Point Technologies, a division of 3Com Corporation, and NFR Security (Checkpoint).

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

Certain companies in the network security industry have expanded their product lines or technologies in recent years as a result of acquisitions. Further, more companies have developed products which conform to existing and emerging industry standards and have sought to compete on the basis of price. We anticipate increased competition from large networking equipment vendors, which are expanding their capabilities in the network security market. In addition, we anticipate increased competition from private “start-up” companies that have developed, or are developing, advanced security products. Increased competition in the security industry could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that we will be able to compete successfully in the future with current or new competitors.

Employees

As of December 31, 2010, we employed a total of 27 persons, including 6 in sales, marketing and technical support, 17 in research, product development and engineering, and 4 in administration and finance.

None of our employees are represented by a labor organization, and we are not a party to any collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

Competition in the recruiting of personnel in the networking and data security industry is intense. We believe that our future success will depend in part on our continued ability to hire, motivate and retain qualified management, sales, marketing, and technical personnel. To date, we have not experienced significant difficulties in attracting or retaining qualified employees.

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

As of December 31, 2010, we had cash and cash equivalents of approximately $540,000, up from approximately $519,000 as of December 31, 2009.  We generated $226,000 net income for the year 2010 compared to net income for the year 2009 of $186,000.  We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources.   As of December 31, 2010, in addition to cash and cash equivalents of $540,000, we had $17,000 in funding available under our $0.625 million line of credit at SVB, $470,000 available from a promissory note to borrow up to $700,000 from G. Ward Paxton, our CEO and $1.5 million funding available from a written commitment to loan up to $1.5 million from G. Ward Paxton.  Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through Company profits, our line of credit, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate additional positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

To remain profitable, we must continue to meet or exceed our current revenue levels.

We had a net income of $0.2 million for each of the fiscal years ended December 31, 2010 and 2009, but have incurred large operating losses in years prior to 2009.  For the year ended December 31, 2010, we had net income of $0.2 million and had an accumulated deficit of approximately $57.9 million as of December 31, 2010, compared to a net income of $0.2 million and an accumulated deficit of approximately $58.1 million as of December 31, 2009.  We need to generate and sustain equal to or greater revenues from the sales of our products if we are to remain profitable and grow.  If we are unable to sustain these revenue levels, net losses may occur and we may never be able to sustain profitability or generate positive cash flow from operations in the future.

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

A large percentage of our revenues are received from U.S. government entities, and the loss of any one of these customers could reduce our revenues and materially harm our business and prospects.

A large percentage of our revenues result from sales to U.S. government entities.  If we were to lose one or more of these key relationships, our revenues could decline and our business and prospects may be materially harmed. We expect that even if we are successful in developing relationships with non-governmental customers, our revenues will continue to be concentrated among government entities. For the years ended December 31, 2008, 2009 and 2010, sales to U.S. government entities collectively accounted for 86.2%, 77.5% and 60.3% of our total net revenues, respectively. The loss of any of these key relationships may send a negative message to other U.S. government entities or non-governmental customers concerning our product offering.  We cannot assure you that U.S. government entities will be customers of ours in future periods or that we will be able to diversify our customer portfolio to adequately mitigate the risk of loss of any of these customers.

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

For the years ended December 31, 2008, 2009 and 2010, we derived 33.9%, 65.5% and 61.0% of our revenues from sales through indirect sales channels, such as distributors, value-added resellers, system integrators, original equipment manufacturers and managed service providers.  We must expand our sales through these indirect channels in order to increase our revenues.  We cannot assure you that our products will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues.  Further, many of our competitors are also trying to sell their products through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our products.

The payment of dividends on our preferred stock may strain our cash resources.

On March 25, 2004, we completed a $5,000,000 private placement pursuant to which we issued 1,000,000 shares of our 5% Convertible Preferred Stock (the “Series 1 Preferred Stock”) and warrants to acquire 556,619 shares of our common stock.

The conversion price for the Series 1 Preferred Stock is $3.144 per share.  As of February 28, 2011, there were 220,000 shares of the Series 1 Preferred Stock outstanding, representing approximately 349,873 shares of common stock upon conversion.

On March 28, 2005, we completed a $2,663,000 private placement pursuant to which we issued 1,065,200 shares of our Series 2 5% Convertible Preferred Stock (the “Series 2 Preferred Stock”) and warrants to acquire 532,600 shares of our common stock.  The conversion price for the Series 2 Preferred Stock is $2.50 per share.  As of February 28, 2011, there were 460,000 shares of the Series 2 Preferred Stock outstanding, representing 460,000 shares of common stock upon conversion.

On December 2, 2005, we completed a $1,230,843 private placement pursuant to which we issued 564,607 shares of our Series 3 5% preferred stock (the “Series 3 Preferred Stock”) and warrants to acquire 282,306 shares of our common stock.  The preferred shares may be converted into 564,607 shares of common stock at an initial conversion price of $2.18 per share, and the warrants may be exercised at a price of $0.40 per share during the five-year period commencing on June 2, 2006.  As of February 28, 2011, there were 98,818 warrants outstanding and 354,056 shares of Series 3 Preferred Stock outstanding, representing 452,874 shares of common stock upon conversion.

You will experience substantial dilution upon the conversion or redemption of the shares of preferred stock and the exercise of warrants that we issued in our private placements or in the event we raise additional funds through the issuance of new shares of our common stock or securities convertible or exercisable into shares of common stock.

On March 4, 2011, we had 11,817,732 shares of common stock outstanding.  Upon conversion of all outstanding shares of preferred stock and exercise of the outstanding warrants, we will have 13,080,478 shares of common stock outstanding, approximately a 10.7% increase in the number of shares of our common stock outstanding.

In addition, management may issue additional shares of common stock or securities exercisable or convertible into shares of common stock in order to finance our continuing operations.  Any future issuances of such securities would have additional dilutive effects on the existing holders of our Common Stock.

Further, the occurrence of certain events could entitle holders of our Series 2 Preferred Stock and Series 3 Preferred Stock to require us to redeem their shares for a certain number of shares of our common stock.  Assuming (i) we have paid all liquidated damages and other amounts to the holders, (ii) paid all outstanding dividends, (iii) a volume weighted average price of $0.65, which was the ten-day volume weighted average closing price of our common stock on March 4, 2011, and (iv) our 11,817,732 shares of common stock outstanding on March 4, 2011, upon exercise of their redemption right by the holders of the Series 3 Preferred Stock and the Series 2 Preferred Stock, we would be obligated to issue approximately 5,160,000 shares of our common stock.  This would represent an increase of approximately 44.0% in the number of shares of our common stock as of March 4, 2011.

The conversion of preferred stock or exercise of warrants we issued in the private placements may cause the price of our common stock to decline.

The holders of the shares of our 5% Preferred Stock and warrants we issued in connection with the sale of our 5% Preferred Stock may freely convert their shares of preferred stock and exercise their warrants and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of February 28, 2011, 780,000 shares of our 5% Preferred Stock had converted into 1,240,457 shares of common stock.

The holders of the shares of Series 2 5% Preferred Stock and warrants we issued in connection with the sale of our Series 2 Preferred Stock may freely convert their shares of preferred stock and exercise their warrants and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of February 28, 2011, 605,200 shares of Series 2 Preferred Stock had converted into 605,200 shares of common stock.

The holders of the shares of Series 3 5% Preferred Stock and warrants we issued in connection with the sale of our Series 3 Preferred Stock, may freely convert their shares of Series 3 Preferred Stock and exercise their warrants and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of February 28, 2011, 210,551 shares of Series 3 Preferred Stock had converted into 210,551 shares of common stock.

For the four weeks ended on March 4, 2011, the average daily trading volume of our common stock on the OTCBB was 820 shares.  Consequently, if holders of preferred stock or warrants elect to convert their remaining shares or exercise their warrants and sell a material amount of their underlying shares of common stock on the open market, the increase in selling activity could cause a decline in the market price of our common stock.  Furthermore, these sales, or the potential for these sales, could encourage short sales, causing additional downward pressure on the market price of our common stock.

Certain rights of the holders of our preferred stock and the terms of our secured credit line may hinder our ability to raise additional financing.

Under the terms of our preferred stock instruments, we cannot issue shares of capital stock with rights senior to those of our existing 5% Preferred Stock, Series 2 5% Preferred Stock or Series 3 5% Preferred Stock without the approval of at least a majority of the holders of our 5% Preferred Stock, all of the holders of our Series 2 5% Preferred Stock, and holders of at least 75% of our Series 3 5% Preferred Stock voting or acting as separate classes.  We also cannot incur certain indebtedness without the approval of at least a majority of the holders of each class of our Preferred Stock.  Furthermore, the terms of our secured credit line with SVB include covenants which restrict our ability to incur additional debt and pay certain dividends.  The combination of these provisions could hinder or delay our ability to raise additional debt or equity financing.

You will experience substantial dilution upon the exercise of stock options currently outstanding.

On March 4, 2011, we had 11,817,732 shares of common stock outstanding.  Upon the exercising of current options issued at or below the exercise price of $0.50, we will have 12,809,732 shares of common stock outstanding, approximately a 8.3% increase in the number of shares of our common stock outstanding.

We resemble a developmental stage company and our business strategy may not be successful.

From our founding in 1983 until 2000, we derived substantially all of our revenue from the design, manufacture and sale of local area networking equipment.  In order to permit us to focus our resources solely on developing and marketing our network security products, we sold our local area networking assets and related networking divisions.  We now depend exclusively on revenues generated from the sale of our network security products, which have received limited market acceptance.  We have recently introduced our entity identification and data mining products, and the market for these products has only begun to emerge.  We can provide no assurances that our newly introduced products will ever achieve widespread market acceptance or that an adequate market for these products will ever emerge.  Consequently, we resemble a developmental stage company and will face the following inherent risks and uncertainties:

•                                          the need for our entity identification and data mining products to achieve market acceptance and produce a sustainable revenue stream;

•                                          our ability to manage costs and expenses;

•                                          our dependence on key personnel;

•                                          our ability to obtain financing on acceptable terms; and

•                                          our ability to offer greater value than our competitors.

Our business strategy may not successfully address these risks.  If we fail to recognize significant revenues from the sales of our entity identification and data mining products, our business, financial condition and operating results would be materially adversely affected.

Our management and larger stockholders exercise significant control over our company and have the ability to approve or take actions that may be adverse to your interests.

As of February 28, 2011, our executive officers, directors and preferred stockholders beneficially own approximately 27% of our voting power.  In addition, other related parties control approximately 30% of voting power.  As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us.  These stockholders may use their influence to approve or take actions that may be adverse to the interests of holders of our Common Stock.  Further, we contemplate the possible issuance of shares of our Common Stock or of securities exercisable or convertible into shares of our Common Stock in the future to our Chief Executive Officer and Chief Financial Officer.  Any such issuance will increase the percentage of stock our Chief Executive Officer, Chief Financial Officer and our management group beneficially holds.

We face intense competition from both start-up and established companies that may have significant advantages over us and our products.

The market for our products is intensely competitive. There are numerous companies competing with us in various segments of the data security markets, and their products may have advantages over our products in areas such as conformity to existing and emerging industry standards, interoperability with networking and other security products, management and security capabilities, performance, price, ease of use, scalability, reliability, flexibility, product features and technical support.

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

The sale and implementation of our products to large companies and government entities typically involves a lengthy education process and a significant technical evaluation and commitment of capital and other resources.  This process is also subject to the risk of delays associated with customers’ internal budgeting and other procedures for approving capital expenditures, deploying new technologies within their networks and testing and accepting new technologies that affect key operations.  As a result, sales and implementation cycles for our products can be lengthy, and we may expend significant time and resources before we receive any revenues from a customer or potential customer.  Our quarterly and annual operating results could be materially harmed if orders forecast for a specific customer and for a particular period are not realized.

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

The market price of our common stock has been highly volatile in the past and may continue to be volatile in the future.  For example, in fiscal year 2010, the market price of our common stock on the Over The Counter Bulletin Board (“OTCBB”) Market fluctuated between $0.37 and $1.10 per share.  The market price of our common stock may fluctuate significantly in the future in response to a number of factors, many of which are outside our control, including:

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

•      sales of common stock in the future; and

•                  fluctuations in stock market prices and volume is relatively typical for high technology companies.

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

Approximately thirty percent of our security software research and development and engineering staff are located in two separate small facilities in San Diego, California.  These leases are currently set to expire in March 2012.  Research and development and engineering personnel occupy these facilities.

We believe that the existing facilities at December 31, 2010 will be adequate to meet our requirements through 2011.  We believe that all facilities are adequately covered by appropriate property insurance.  See Note 4 of Notes to Consolidated Financial Statements for additional information regarding our obligations under leases.

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

PART II

Item 5.          Market for Common Equity and Related Stockholder Matters and Business Issuer Purchases of Equity Securities.

Our common stock trades on the OTCBB, where it is currently listed under the symbol “INTZ.”  As of February 28, 2011, there were approximately 125 registered holders of record of the common stock. The following table sets forth, for the periods indicated, the high and low closing price per share for the common stock, as reported by the OTCBB.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2010		2009
	High	Low	High	Low

First Quarter	$.99	$.37	$.35	$.18
Second Quarter	.95	.71	. 75.19
Third Quarter	1.09	.71	.74	.35
Fourth Quarter	1.10	.62	.71	.35

We have not declared or paid cash dividends on our common stock in our two most recent fiscal years.  We intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Future dividends on common stock, if any, will be determined by our Board of Directors.  However, shares of our 5% convertible preferred stock accrue cash dividends equal to $0.25 per share per annum, payable in arrears on March 31 and September 30 of each year, and shares of our Series 2 5% and Series 3 5% convertible preferred stock accrue cash dividends equal to $0.125 and $0.109 per share per annum, respectively, payable in arrears on the first business day of March, June, September and December of each year. During the fiscal year ended December 31, 2010, we accrued $55,000 in dividends to the holders of our 5% Preferred Stock, $57,000 in dividends to the holders of our Series 2 5% Preferred Stock and $39,000 in dividends to the holders of our Series 3 5% Preferred Stock.  Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.

All stock option plans under which our common stock is reserved for issuance have previously been approved by our stockholders. The following table provides summary information as of December 31, 2010 for all of our equity compensation plans (in thousands, except per share data). See Note 9 to our consolidated financial statements for additional discussion.

	Number of shares of common stock to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options.	No. of shares of common stock remaining available for future issuance under equity compensation plans.

Equity compensation plans approved by security holders	2,380	(1)	$0.82	845.5
Equity compensation plans not approved by security holders	—		—	—
Total	2,380		$0.82	845.5

(1)          Included in the outstanding options are 2,147,500 from the 2005 Plan, 210,100 from the 1995 Plan and 22,500 from the 1995 Non-Employee Director Plan.

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

•                  our need to generate substantially greater revenues from sales in order to sustain and increase our profitability;

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

Our revenues have increased over the past few years due primarily to our focus on our TraceCop product line.  To date, we have not encountered significant competition in the TraceCop market that has caused us to decrease our sales prices when compared to sales prices in previous years.  To help keep our operations profitable, we held our employee headcount constant in 2010.  At December 31, 2009 we employed 27 employees and at December 31, 2010 we employed 27 employees.  As a result of our TraceCop sales efforts, our margins have remained consistent at 66.2% in 2009, and 63.1% in 2010.

In order for us to operate and grow our business, we must continue to sustain operating profits and cash flow positive.  This will require us to counteract reduced sales of our SecureNet products by generating additional revenues from sales of our entity identification software and data mining products.  In order to obtain these sales, our products must gain acceptance in intensely competitive and emerging markets.  We believe our ability to introduce our TraceCop and Savant products into the marketplace in a timely manner and our efforts to maintain our reduced spending levels will help us achieve these results.

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

Revenue Recognition

We generally recognize product revenue upon shipment of product. We accrue for estimated warranty costs and sales returns at the time of shipment based on our experience. Revenue from maintenance contracts is deferred and recognized over the contractual period during which the services are performed, generally one year.  There is a risk that technical issues on new products could result in unexpected warranty costs and returns.  To the extent that our warranty costs exceed our expectations, we will increase our warranty reserve to compensate for the additional expense expected to be incurred.  We review these estimates periodically and determine the appropriate reserve percentage.  However, to date, warranty costs and sales returns have not been material.  Historically, our estimates for these items have not differed materially from actual results.  The customer may return a product only under very limited circumstances during the first thirty days from delivery for a replacement if the product is damaged or for a full refund if the product does not perform as intended.  Historically, most or our sales returns were related to hardware-based products.  As we continue to migrate away from such hardware-based products, these returns have declined.  Significant or subjective estimates associated with our revenue recognition policy include our estimate of warranty cost and sales returns.

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

We generally recognize service revenue upon delivery of the contracted service.  Service revenues, primarily including maintenance, training and installation, are recognized upon delivery of the service and typically are unrelated to product sales.  To date, training and installation revenue has not been material.

Allowances for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our receivables are uncollaterized, and we expect to continue this policy in the future.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Historically, our estimates for sales returns and doubtful accounts have not differed materially from actual results.

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

Fair Value of Financial Instruments

We calculate the fair value of our assets and liabilities which qualify as financial instruments and include additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments.  The estimated fair value of accounts receivable, accounts payable and accrued expenses, and dividends payable approximate their carrying amounts due to the relatively short maturity of these instruments.  The carrying value of loans payable to officer also approximates fair value since these instruments bear approximate market rates of interest.  None of these instruments are held for trading purposes.

Results of Operations

The following tables set forth, for the periods indicated, certain financial data as a percentage of net revenue.

	Year Ended December 31,
	2010	2009

Net product revenue	96.3%	94.3%
Net customer support and maintenance revenue	3.7	5.7
Total revenue	100.0	100.0
Cost of product revenue	36.5	33.5
Cost of customer support and maintenance revenue	0.4	0.3
Total cost of revenue	36.9	33.8
Gross profit	63.1	66.2
Operating expenses:
Sales and marketing	16.5	18.7
Research and development	25.0	22.5
General and administrative	17.7	19.9
Operating income	3.9	5.1
Interest expense, net	(0.7)	(1.3)
Other income, net	0.8	—
Income from operations before income taxes	4.0	3.8
Income tax provision	—	—
Net income	4.0	3.8
Preferred stock dividends accrued	(2.7)	(3.1)
Beneficial conversion feature on preferred stock	—	—
Net income attributable to common stockholders	1.3%	0.7%

	2010	2009

Domestic revenue	99.8%	99.1%
Export revenue to:
Europe	0.1	0.7
Asia	—	—
Latin America	0.1	0.1
Australia	—	0.1
Net revenue	100.0%	100.0%

2010 compared with 2009

Net Revenue

Total revenue increased 13.6% to $5.6 million in 2010 from $4.9 million in 2009.  The increase in revenue is related to increased sales from our TraceCop product lines.  Our customer support and maintenance revenue decreased 26.4% from $0.3 million in 2009 to $0.2 million in 2010.  This decline is mainly due to the expiration of maintenance contracts related to our SecureNet product line.  Our product revenues increased 16.0% from $4.6 million in 2009 to $5.4 million in 2010.  We expect our product revenues to increase in the future as the market acceptance of our TraceCop, Savant and Compliance Commander product lines increase.

Export sales in 2010 decreased to $11 thousand, or 0.2% of net revenue, compared to $49 thousand, or 1.0% of net revenue in 2009 primarily due to our focus on domestic revenue sales.  As part of our headcount reductions, we have focused most of our sales personnel on the domestic market.  Sales of our products internationally may be subject to exchange risk, which may cause our products to effectively increase in price, if the exchange rate moves significantly and the dollar gains value over the foreign currency.

Historically, due to the timing of our sales cycle, a significant portion of our monthly sales occurs in the second half of the month.  Accordingly, our receivables increase at the end of each month, which causes a higher accounts receivable balance at month end. This monthly trend also causes an inflated comparative relationship between revenue and accounts receivable. We believe that this monthly trend will continue because monthly sales forecast and planning meetings are held in the first week of every month, the middle of the month is focused on sales calls to customers and the latter half of the month on closing sales.

Gross Profit

Gross profit increased 8% to $3.5 million in 2010 from $3.3 million in 2009. As a percentage of net revenue, gross profit decreased from 66.2% in 2009 to 63.1% in 2010.  Gross profit on products decreased from 64.5% in 2009 to 62.1% in 2010.  Gross profit remained high in 2010 due to revenue growth and product mix that includes an increase in TraceCop sales with a decrease in SecureNet sales.  Gross profit on customer support and maintenance decreased from 94.9% in 2009 to 90.3% in 2010.

Gross profit as a percentage of net revenue is impacted by several factors, including shifts in product mix, changes in channels of distribution, sales volume, fluctuations in manufacturing costs, pricing strategies, and fluctuations in sales of integrated third-party products.

Sales and Marketing

Sales and marketing expenses remained constant at $0.9 million, or 16.5% of net revenue in 2010 compared to $0.9 million or 18.7% of net revenue in 2009.  We expect sales and marketing expenses to increase as net revenue levels increase in 2011.

Research and Development

Research and development expenses increased 26.1% to $1.4 million, or 25.0% of net revenue in 2010 compared to $1.1 million or 22.5% of net revenue in 2009.  Research and development expenses increased due to increased development in our Savant product line.  Our research and development costs are expensed in the period in which they are incurred. We expect research and development expenses to increase as net revenue levels increase in 2011.

General and Administrative

General and administrative expenses remained relatively flat at $1.0 million, or 17.7% of net revenue in 2010 compared to $1.0 million or 19.9 % of net revenue in 2009 as a result of continuing efforts to keep spending under control.  We expect general and administration expenses to increase as net revenue levels increase in 2011.

Interest Expense

Interest expense decreased to $41 thousand in 2010 compared to $64 thousand in 2009.  Interest expense decreased due to less borrowing needs in 2010 compared to 2009.  Interest expense will vary in the future based on our cash flow and borrowing needs.

Income Taxes

Our effective income tax rate was 0% in 2010 and 2009 as valuation allowances have been recorded for the entire amount of the net deferred tax assets due to uncertainty of realization.

Liquidity and Capital Resources

Our principal source of liquidity at December 31, 2010 was $0.5 million of cash and cash equivalents. As of December 31, 2010, we do not hold investments with a stated maturity beyond one year. Working capital deficiency at December 31, 2010 was $(0.7) million compared to $(0.2) million at December 31, 2009.

Net cash provided by operations in 2010 was $1.3 million, primarily due to an $890 thousand increase in deferred revenue for the year and the following sources of cash and non-cash items: net income of $226 thousand for the year, $160 thousand in stock-based compensation, a $129 thousand decrease in accounts receivable, a $45 thousand decrease in prepaid expenses and other assets, and $76 thousand in depreciation expense.  This was partially offset by the following uses of cash and non-cash items: a $155 thousand decrease in accounts payable, a $54 thousand increase in inventories, and a $47 thousand write-off of a foreign subsidiary’s cumulative translation adjustment.  Net cash used in operations in 2009 was $469 thousand, primarily due to a $998 thousand decrease in deferred revenue for the year and the following uses of cash: a $12 thousand increase in prepaid expenses and other assets, and a $10 thousand increase in accounts receivable. This was partially offset by the following sources of cash and non-cash items: net income of $186 thousand for the year, a $164 thousand increase in accounts payable, $107 thousand in stock-based compensation, a $13 thousand decrease in inventories, and $81 thousand in depreciation expense. Future fluctuations in accounts receivable, inventory balances and accounts payable will be dependent upon several factors, including quarterly sales, timely collection of accounts receivable, and the accuracy of our forecasts of product demand and component requirements.

Net cash used in investing activities in 2010 was $48 thousand for purchases of property and equipment.  Net cash used in investing activities in 2009 was $57 thousand for purchases of property and equipment.

Cash used in financing activities in 2010 was $1.2 million, consisting of net payments on a loan by an officer of $740 thousand and payments of dividends of $462 thousand; compared to cash provided by financing activities in 2009 was $491 thousand, primarily consisting of net financing proceeds from a loan by an officer of $490 thousand.

At December 31, 2010, we did not have any material commitments for capital expenditures. Operating lease commitments of $731 thousand are detailed in the Contractual Obligations section below. During 2010, we funded our operations through the use of available cash, cash equivalents and investments, our line of credit and loans from our Company’s CEO.

As of December 31, 2010, we had cash, cash equivalents and investments in the amount of approximately $0.5 million, remaining constant from approximately $0.5 million as of December 31, 2009.  Throughout 2010, we continued to realize the benefit of cost-cutting actions taken in previous years.

On February 3, 2011, the Company extended a revolving promissory note to borrow up to $700,000 from G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer through March 2012.

On February 3, 2011, we received a written commitment from our Chief Executive Officer to loan up to an additional $1,500,000 in the Company until March 2012, should such funding be required by the Company, on terms and conditions similar to the promissory note above.

On March 29, 2006, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) to establish a $1.0 million line of credit with SVB (the “2006 Credit Line”).  On June 30, 2008, we entered into an Amended and Restated Loan and Security Agreement with SVB to, among other things, replace the 2006 Credit Line with a $2.5 million line of credit (the “2008 Credit Line”).  On June 28, 2009, we entered into the First Amendment to the Amended and Restated Loan and Security Agreement with SVB to replace the 2008 Credit Line with a $1.25 million line of credit (the “2009 Credit Line”).  On June 27, 2010, we entered into the Second Amendment to the Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”) with SVB to replace the 2009 Credit Line with a $0.625 million line of credit (the “Current Line of Credit”).  Our obligations under the Loan Agreement are secured by substantially all of our assets, including all of our intellectual property.  In addition, G. Ward Paxton, the Company’s Chief Executive Officer, has established a Guaranty Agreement with SVB for all outstanding balances under the Current Line of Credit.  Borrowings under the Current Line of Credit are based on advances (each an “Advance”) against certain of our accounts receivable that are approved by SVB (each an “Eligible Account”).  SVB may make an Advance of up to eighty percent (80%) of each Eligible Account, or such other percentage SVB may determine in its sole discretion.  Each Advance is subject to a finance charge calculated as a daily rate that is based on a 360-day annual rate of the greater of the prime rate plus 2.0% or 7.0%.  Finance charges are payable at the same time its related Advance is due.  Each Advance is also subject to a monthly collateral handling fee of 0.5% of all outstanding Advances, depending on certain qualifying financial factors specified in the Loan Agreement.  The collateral handling fee is payable at the same time its related Advance is due.  Each Advance must be repaid at the earliest of (a) the date that the Eligible Account related to the Advance is paid, (b) the date the Eligible Account is no longer eligible under the Loan Agreement, or (c) the date on which any “Adjustment” (as defined in the Loan Agreement) is asserted to the Eligible Account.  On June 26, 2011, the Loan Agreement terminates and all outstanding Advances, accrued but unpaid finance charges, outstanding collateral handing fees, and other amounts become due under the Loan Agreement and related documents.  We have certain non-financial and financial covenants, including a liquidity coverage ratio and a rolling EBITDA computation, as defined in the Loan Agreement.  We had no borrowings outstanding under the Current Line of Credit as of December 31, 2010.

As of December 31, 2010, we had cash and cash equivalents of approximately $540,000, up from approximately $519,000 as of December 31, 2009.  We generated $226,000 net income for the year 2010 compared to a net income for the year 2009 of $186,000.  We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources.  As of December 31, 2010, in addition to cash and cash equivalents of

$540,000, we had $17,000 in funding available under our $0.625 million line of credit at Silicon Valley Bank, $400,000 available from a promissory note to borrow up to $700,000 from G. Ward Paxton, our CEO and $1.5 million funding available from a written commitment to loan up to $1.5 million from G. Ward Paxton.  Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through Company profits, our line of credit, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate additional positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

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

Contractual Obligations

The following table sets forth certain information concerning the future contractual obligations under our operating leases at December 31, 2010.  We have no other significant contractual obligations at December 31, 2010.

Future minimum lease payments consisted of the following at December 31, 2010 (in thousands):

2011	$363
2012	368

$731

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 9.          Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.       Controls and Procedures

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

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s evaluation included an assessment of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company’s overall control environment.  Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of the year ended December 31, 2010 to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  The Company reviewed the results of management’s assessment with the Audit Committee of the Board of Directors.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.  This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2010, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Certain information required by Part III is omitted from this Form 10-K because we will file a definitive Proxy Statement for our 2011 annual meeting of stockholders pursuant to Regulation 14A (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

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

The following consolidated financial statements of Intrusion Inc. and subsidiaries, are submitted as a separate section of this report (See F-pages), and are incorporated by reference in Item 8:

(b)                                 Exhibits

The following Exhibits are filed herewith pursuant to Item 601 of Regulation S-K or incorporated herein by reference to previous filings as noted:

Exhibit Number	Description of Exhibit
3.1(5)	Restated Certificate of Incorporation of the Registrant
3.2(7)	Certificate of Amendment to Certificate of Incorporation of Registrant
3.3(8)	Certificate of Designations for the Registrant’s 5% Convertible Preferred Stock
3.4(10)	Certificate of Designations of the Registrant’s Series 2 5% Convertible Preferred Stock
3.5(11)	Certificate of Designations for the Registrant’s Series 3 5% Convertible Preferred Stock
3.6(4)	Bylaws of the Registrant
4.1(9)	Specimen Common Stock Certificate
4.2(8)	Specimen 5% Convertible Preferred Stock Certificate
4.3(10)	Specimen Series 2 5% Convertible Preferred Stock Certificate
4.4(11)	Specimen Series 3 5% Convertible Preferred Stock Certificate
4.5(8)	Form of Warrant to Purchase Shares of Common Stock issued to the investors in the Registrant’s March 25, 2004 private placement
4.6(8)	Warrant to Purchase Common Stock dated March 25, 2004, issued by the Registrant to Black Point Partners
4.9(10)	Form of Common Stock Purchaser Warrant issued to the investors in the Registrant’s March 28, 2005 private placement
4.10(10)	Form of Representative’s Warrant for the Purchase of Shares of Common Stock issued to certain affiliates of Stonegate Securities, Inc. on March 28, 2005
4.15(11)	Form of Common Stock Purchaser Warrant issued to the investors in the Registrant’s December 2, 2005 private placement
4.16(11)	Form of Representative’s Warrant for the Purchase of Shares of Common Stock issued to certain affiliates of Stonegate Securities, Inc. on December 2, 2005
10.2(24)	1995 Stock Option Plan of the Registrant, as amended
10.3(1)	Form of Indemnification Agreement
10.4(2)	1995 Non-Employee Directors Stock Option Plan of the Registrant (amended and restated as of January 10, 2002)

10.5(9)	Lease Agreement between CalWest Industrial Holdings Texas, L.P. and Intrusion Inc.
10.6(8)	Securities Purchase Agreement dated as of March 25, 2004, by and among the Registrant and the purchasers listed on Exhibit A thereto
10.7(4)	Amended and Restated 401(k) Savings Plan of the Registrant
10.8(4)	1997 Employee Stock Purchase Plan of the Registrant, as amended January 17, 2001
10.9(6)	Intrusion Inc. 401(k) Savings Plan Summary of Material Modifications
10.10(12)	2005 Stock Incentive Plan of the Registrant (amended and restated as of May 30, 2007)
10.10(23)	Amended 2005 Stock Incentive Plan of the Registrant
10.11(12)	Form of Notice of Grant of Stock Option
10.12(12)	Form of Stock Option Agreement
10.13(12)	Form of Stock Issuance Agreement
10.14(12)	Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Initial Grant)
10.15(12)	Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Annual Grant)
10.16(12)	Form of Automatic Stock Option Agreement
10.17(10)	Securities Purchase Agreement dated as of March 28, 2005, by and among the Registrant and the investors listed on Exhibit A thereto
10.18(11)	Securities Purchase Agreement dated as of December 2, 2005, by and among the Registrant and the investors listed on Exhibit A thereto
10.19(14)	Loan and Security Agreement dated as of March 29, 2006, by and between the Registrant and Silicon Valley Bank (extended on March 28, 2008)
10.20(14)	Intellectual Property Security Agreement dated as of March 29, 2006, by and between the Registrant and Silicon Valley Bank
10.21(15)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and G. Ward Paxton, dated December 28, 2006.
10.21(15)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and Michael L. Paxton, dated December 28, 2006.
10.21(16)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and G. Ward Paxton, dated March 15, 2007.
10.21(16)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and Michael L. Paxton, dated March 15, 2007.
10.21(17)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and G. Ward Paxton, dated June 27, 2007.
10.21(17)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and Michael L. Paxton, dated June 27, 2007.
10.21(18)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and G. Ward Paxton, dated September 26, 2007.
10.21(19)	Promissory Note dated as of January 30, 2008, by and between the Registrant and G. Ward Paxton
10.22(20)	Amended and Restated Loan and Security Agreement dated as of June 30, 2008, by and between the Registrant and Silicon Valley Bank
10.23(21)	Intellectual Property Security Agreement dated as of June 30, 2008, by and between the Registrant and Silicon Valley Bank
10.24(26)	First Amendment to Lease, executed on September 11, 2009, by and between Intrusion Inc. and Walton CWTX Corporate Place 87, LP
10.25(27)	Promissory Note dated as of February 3, 2011, by and between the Registrant and G. Ward Paxton
10.26(27)	Capital Contribution Agreement by G. Ward Paxton dated February 3, 2011
16.1(25)	Letter of KBA Group LLP dated June 5, 2009
21(5)	List of Subsidiaries of Registrant
23.1(27)	Consent of Whitley Penn LLP, Independent Registered Public Accounting Firm
31.1(27)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act
31.2(27)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act
32.1(27)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(27)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(4)                                Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000.

(5)                                Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 15, 2010, which Exhibit is incorporated herein by reference.

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

Dated: March 29, 2011	INTRUSION INC.
(Registrant)

	By:	/s/ G. WARD PAXTON
G. Ward Paxton
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ G. WARD PAXTON	Chairman, President,	March 29, 2011
G. Ward Paxton	Chief Executive Officer, and Director

/s/ T. JOE HEAD	Vice Chairman, Vice President	March 29, 2011
T. Joe Head	and Director

/s/ MICHAEL L. PAXTON	Vice President, Chief Financial	March 29, 2011
Michael L. Paxton	Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

/s/ JAMES F. GERO	Director	March 29, 2011
James F. Gero

/s/ J. FRED BUCY, JR.	Director	March 29, 2011
J. Fred Bucy, Jr.

/s/ DONALD M. JOHNSTON	Director	March 29, 2011
Donald M. Johnston

ANNUAL REPORT ON FORM 10-K

ITEM 7

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010 and 2009

INTRUSION INC.

RICHARDSON, TEXAS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Intrusion Inc.

We have audited the accompanying consolidated balance sheets of Intrusion Inc. and subsidiaries, as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intrusion Inc. and subsidiaries, as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas

March 29, 2011

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$540	$519
Accounts receivable	222	351
Inventories, net	61	7
Prepaid expenses	23	68
Total current assets	846	945
Property and Equipment:
Equipment	614	566
Furniture and fixtures	34	34
Leasehold improvements	101	101
	749	701
Accumulated depreciation and amortization	(632)	(555)
	117	146
Other assets	39	39
TOTAL ASSETS	$1,002	$1,130

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable, trade	$167	$202
Accrued expenses	362	472
Dividends payable	22	360
Deferred revenue	983	93
Total current liabilities	1,534	1,127

Loan payable to officer	230	970

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $0.01 par value:
Authorized shares — 5,000
Series 1 shares issued and outstanding — 220 Liquidation preference of $1,114 in 2010	778	778
Series 2 shares issued and outstanding — 460 Liquidation preference of $1,155 in 2010	724	724
Series 3 shares issued and outstanding — 354 Liquidation preference of $775 in 2010	504	504
Common stock, $0.01 par value:
Authorized shares — 80,000
Issued shares — 11,828 in 2010 and 11,714 in 2009 Outstanding shares — 11,818 in 2010 and 11,704 in 2009	118	117
Common stock held in treasury, at cost—10 shares	(362)	(362)
Additional paid-in-capital	55,570	55,545
Accumulated deficit	(57,868)	(58,094)
Accumulated other comprehensive loss	(226)	(179)
Total stockholders’ deficit	(762)	(967)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,002	$1,130

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2010	2009

Net product revenue	$5,383	$4,642
Net customer support and maintenance revenue	205	278
Total revenue	5,588	4,920
Cost of product revenue	2,040	1,648
Cost of customer support and maintenance revenue	20	14
Total cost of revenue	2,060	1,662
Gross profit	3,528	3,258
Operating expenses:
Sales and marketing	921	922
Research and development	1,395	1,106
General and administrative	992	980
Operating income	220	250
Other income	47	—
Interest expense, net	(41)	(64)
Income from operations before income taxes	226	186
Income tax provision	—	—
Net income	226	186
Preferred stock dividends accrued	(136)	(154)
Net income attributable to common stockholders	$90	$32

Net income per share attributable to common stockholders, basic and diluted	$0.00	$0.00

Weighted average common shares outstanding:
Basic	11,745	11,678
Diluted	13,937	12,873

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands)

	Year Ended December 31,
	2010	2009
NUMBER OF PREFERRED SHARES—ISSUED AND OUTSTANDING
Balance, beginning of year	1,034	1,074
Conversion of preferred shares to common shares	—	(40)
Balance, end of year	1,034	1,034
PREFERRED STOCK
Balance, beginning of year	$2,006	$2,146
Conversion of preferred shares to common shares	—	(140)
Balance, end of year	$2,006	$2,006
NUMBER OF COMMON SHARES—ISSUED
Balance, beginning of year	11,714	11,648
Exercise of stock options	4	3
Exercise of warrants	110	—
Conversion of preferred shares to common shares	—	63
Balance, end of year	11,828	11,714
COMMON STOCK
Balance, beginning of year	$117	$116
Exercise of stock options, warrants and conversion of preferred shares	1	1
Balance, end of year	$118	$117
TREASURY SHARES
Balance, beginning of year and end of year	$(362)	$(362)
ADDITIONAL PAID-IN-CAPITAL
Balance, beginning of year	$55,545	$55,443
Stock-based compensation	160	107
Conversion of preferred shares to common shares	—	140
Exercise of warrants	(1)	—
Exercise of stock options	2	1
Preferred stock dividends declared, net of waived penalties by shareholders	(136)	(146)
Balance, end of year	$55,570	$55,545
ACCUMULATED DEFICIT
Balance, beginning of year	$(58,094)	$(58,280)
Net income	226	186
Balance, end of year	$(57,868)	$(58,094)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(179)	$(179)
Extinguishment of France subsidiary cumulative translation adjustment	(47)	—
Balance, end of year	$(226)	$(179)
TOTAL STOCKHOLDERS’ DEFICIT	$(762)	$(967)

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2010	2009
Operating Activities:
Net income	$226	$186
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	76	81
Stock-based compensation	160	107
Extinguishment of France subsidiary cumulative translation adjustment	(47)	—
Changes in operating assets and liabilities:
Accounts receivable	129	(10)
Inventories	(54)	13
Prepaid expenses and other assets	45	(12)
Accounts payable, accrued expenses and other current liabilities	(155)	164
Deferred revenue	890	(998)
Net cash provided by (used in) operating activities	1,270	(469)
Investing Activities:
Purchases of property and equipment	(48)	(57)
Financing Activities:
Borrowings from officer	260	490
Payments on loans from officer	(1,000)	—
Dividends paid on preferred stock	(462)	—
Proceeds from issuance of common stock, net	1	1
Net cash provided by (used in) financing activities	(1,201)	491
Net increase (decrease) in cash and cash equivalents	21	(35)
Cash and cash equivalents at beginning of year	519	554
Cash and cash equivalents at end of year	$540	$519

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$79	$25
Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:
Preferred stock dividends accrued	$136	$154

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

As of December 31, 2010, we had cash and cash equivalents of approximately $540,000, up from approximately $519,000 as of December 31, 2009.  We generated $226,000 net income for the year 2010 compared to a net income for the year 2009 of $186,000.  We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources.   As of December 31, 2010, in addition to cash and cash equivalents of $540,000, we had $17,000 in funding available under our $0.625 million line of credit at Silicon Valley Bank, $400,000 available from a promissory note to borrow up to $700,000 from G. Ward Paxton, our CEO and $1.5 million funding available from a written commitment to loan up to $1.5 million from G. Ward Paxton.  Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have  sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through Company profits, our line of credit, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate additional positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

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

Property and Equipment

Equipment and furniture and fixtures are stated at cost less accumulated depreciation and depreciated on a straight-line basis over the estimated useful lives of the assets.  Such lives vary from 1 to 5 years.  Leasehold improvements are stated at cost less accumulated amortization and are amortized on a straight-line basis over the shorter of estimated useful lives of the assets or the remaining terms of the leases.  Such lives vary from 2 to 5 years.  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.  Repair and maintenance costs are expensed as incurred. Depreciation and amortization expense totaled approximately $76,000 and $81,000 for the years ended December 31, 2010 and 2009, respectively.

Long-Lived Assets

We review long-lived assets, including property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows to be generated by the asset.  If the carrying value exceeds the future undiscounted cash flows, the assets are written down to fair value.  During the years ended December 31, 2010 and 2009, there was no impairment of long-lived assets.

Foreign Currency

All assets and liabilities in the balance sheets of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at year-end exchange rates.  All revenues and expenses in the statement of operations, of these foreign subsidiaries, are translated at average exchange rates for the year.  Translation gains and losses are not included in determining net income but are shown in accumulated other comprehensive loss in the stockholders’ deficit section of the consolidated balance sheet.  Foreign currency transaction gains and losses are included in determining net income and were not significant.

Accounting for Stock Options

We account for stock options using the guidance in Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 718.  FASB ASC Topic 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

Stock-based compensation expense recognized in the statements of operations for the years ended 2010 and 2009 is based on awards ultimately expected to vest, reduced by estimated forfeitures.  FASB ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Valuation Assumptions

The fair values of option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for fiscal years ended December 31, 2010 and 2009, respectively:

	2010	2009

Weighted average grant date fair value	$0.40	$0.26
Weighted average assumptions used:
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.21%	1.89%
Expected volatility	199.91%	163.80%
Expected life (in years)	4.89	4.90

Expected volatility is based on historical volatility and in part on implied volatility.  The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior.  The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

Net Income Per Share

We report two separate net income per share numbers, basic and diluted.  Basic net income attributable to common stockholders per share is computed by dividing net income attributable to common stockholders for the year by the weighted average number of common shares outstanding for the year.  Diluted net income attributable to common stockholders per share is computed by dividing the net income attributable to common stockholders for the year by the weighted average number of common shares and dilutive common stock equivalents outstanding for the year.  Our common stock equivalents include all common stock issuable upon conversion of convertible preferred stock and the exercise of outstanding options and warrants.  Common stock equivalents are included in the diluted income per share for the years ended December 31, 2010 and 2009 except in cases where the issuance would be anti-dilutive.  The aggregate number of common stock equivalents excluded from the diluted income per share calculation at December 31, 2010 and 2009 totaled 1,000,794 and 1,624,309, respectively.

Revenue Recognition

We generally recognize product revenue upon shipment.  These products include both hardware and perpetual software licenses, as we do not currently offer software on a subscription basis.  We accrue for estimated warranty costs and sales returns at the time of shipment based on our experience.  There is a risk that technical issues on new products could result in unexpected warranty costs and returns.  To the extent that our warranty costs exceed our expectations, we will increase our warranty reserve to compensate for the additional expense expected to be incurred.  We review these estimates periodically and determine the appropriate reserve percentage.  However, to date, warranty costs and sales returns have not been material.  The customer may return a product only under very limited circumstances during the first thirty days from delivery for a replacement if the product is damaged or for a full refund if the product does not perform as intended.  Historically, most or our sales returns were related to hardware-based products.  As we continue to migrate away from such hardware-based products, these returns have declined.

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

Shipping and handling costs are billed to the customer and included in product revenue.  Our costs of shipping and handling are included in cost of product revenue.

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

Fair Value of Financial Instruments

We calculate the fair value of our assets and liabilities which qualify as financial instruments and include additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments.  The estimated fair value of accounts receivable, accounts payable and accrued expenses, and dividends payable approximate their carrying amounts due to the relatively short maturity of these instruments.  The carrying value of loans payable to officer also approximates fair value since these instruments bear approximate market rates of interest.  None of these instruments are held for trading purposes.

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

FASB ASC 740 creates a single model to address accounting for uncertainty in tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FASB ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. There are no unrecognized tax benefits to disclose in the notes to the consolidated financial statements.

Recent Accounting Pronouncements

In October 2009, the FASB issued Topic 605—Revenue Recognition (EITF 08-1, Multiple-Deliverable Revenue Arrangements, (amendments to FASB Topic 605, Revenue Recognition)) and Topic 985—Software (EITF 09-3, Certain Arrangements That Include Software Elements, (amendments to FASB Topic 985, Software)). Topic 605—Revenue Recognition requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. Topic 985—Software removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. Topic 605—Revenue Recognition and Topic 985—Software should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company adopted these Topics on January 1, 2011, and does not believe the adoption will have a material effect on the overall financial statements.

3. Balance Sheet Detail (in thousands)

Inventories

	December 31,
	2010	2009
Finished products	$61	$5
Demonstration systems	—	2
	$61	$7

Accrued Expenses

	December 31,
	2010	2009

Accrued payroll	$52	$132
Accrued vacation	215	177
Accrued warranty expense	3	3
Accrued sales taxes	—	2
Accrued interest	—	39
Deferred rent	73	89
Other	19	30
	$362	$472

4. Commitments and Contingencies

Leases

We lease office space for our corporate headquarters in Richardson, Texas under an operating lease, the base term of which expires in December 2012.  We lease office space in San Diego, California for a portion of our security software research and development staff under an operating lease that expires in March 2011.

The Company’s lease for the headquarters facility contains escalation provisions.  The Company records rent expense on facility leases on a straight-line basis.  Real estate taxes, insurance and maintenance expenses are the obligations of the Company.  Rent expense totaled approximately $340,000 and $354,000 for the years ended December 31, 2010 and 2009, respectively.

Future minimum lease payments consisted of the following at December 31, 2010 (in thousands):

2011	$363
2012	368

$731

Legal Proceedings

We are subject to legal proceedings and claims that arise in the ordinary course of business. We do not believe that the outcome of those matters will have a material adverse affect on our consolidated financial position, operating results or cash flows. However, there can be no assurance such legal proceedings will not have a material impact.

We are not aware of any material claims outstanding or pending against Intrusion Inc. at December 31, 2010.

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

Employees may contribute from 1% to 25% of their annual compensation to the Plan, limited to a maximum amount as set by the Internal Revenue Service.  Participants who are over the age of 50 may contribute an additional amount of their salary per year, as defined annually by the Internal Revenue Service.  We match employee contributions at the rate of $0.25 per each $1.00 of contribution on the first 4% of compensation.  Matching contributions to the Plan were approximately $23,000 for the year ended December 31, 2010 and $19,000 for 2009.

6. Line of Credit

On March 29, 2006, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) to establish a $1.0 million line of credit with SVB (the “2006 Credit Line”).  On June 30, 2008, we entered into an Amended and Restated Loan and Security Agreement with SVB to, among other things, replace the 2006 Credit Line with a $2.5 million line of credit (the “2008 Credit Line”).  On June 28, 2009, we entered into the First Amendment to the Amended and Restated Loan and Security Agreement with SVB to replace the 2008 Credit Line with a $1.25 million line of credit (the “2009 Credit Line”).  On June 27, 2010, we entered into the Second Amendment to the Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”) with SVB to replace the 2009 Credit Line with a $0.625 million line of credit (the “Current Line of Credit”).  Our obligations under the Loan Agreement are secured by substantially all of our assets, including all of our intellectual property.  In addition, G. Ward Paxton, the Company’s Chief Executive Officer, has established a Guaranty Agreement with SVB for all outstanding balances under the Current Line of Credit.  Borrowings under the Current Line of Credit are based on advances (each “Advance”) against certain of our accounts receivable that are approved by SVB (each an “Eligible Account”).  SVB may make an Advance of up to eighty percent (80%) of each Eligible Account, or such other percentage SVB may determine in its sole discretion.  Each Advance is subject to a finance charge calculated as a daily rate that is based on a 360-day annual rate of the greater of the prime rate plus 2.0% or 7%.  Finance charges are payable at the same time its related Advance is due.  Each Advance is also subject to a monthly collateral handling fee of 0.5% of all outstanding Advances, depending on certain qualifying financial factors specified in the Loan Agreement.  The collateral handling fee is payable at the same time its related Advance is due.  Each Advance must be repaid at the earliest of (a) the date that the Eligible Account related to the Advance is paid, (b) the date the Eligible Account is no longer eligible under the Loan Agreement, or (c) the date on which any “Adjustment” (as defined in the Loan Agreement) is asserted to the Eligible Account.  On June 26, 2011, the Loan Agreement terminates and all outstanding Advances, accrued but unpaid finance charges, outstanding collateral handing fees, and other amounts become due under the Loan Agreement and related documents.  We have certain non-financial and financial covenants, including a liquidity coverage ratio and a rolling EBITDA computation, as defined in the Loan Agreement.  We had no borrowings outstanding under the Current Line of Credit as of December 31, 2010.

7. Borrowings from Officer

On January 30, 2008, and extended on October 24, 2008, March 19, 2009, February 4, 2010 and February 3, 2011, the Company entered into an unsecured revolving promissory note to borrow up to $700,000 from G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer.  Under the terms of the note, the Company may borrow, repay and reborrow on the loan as needed up to an outstanding principal balance due of $700,000 at any given time.

On March 20, 2008 and extended on November 7, 2008, February 4, 2010 and February 3, 2011, we received a written commitment from our Chief Executive Officer to loan up to an additional $1,500,000 in the Company until March 2012, should such funding be required by the Company, on terms and conditions identical to those described above on the $700,000 note.

Amounts borrowed from this officer accrue interest at a floating rate per annum equal to SVB’s prime rate plus 1% (5% at December 31, 2010).  All outstanding borrowings and accrued but unpaid interest is due on March 31, 2012.  As of December 31, 2010 the borrowings outstanding totaled $230,000 and accrued interest totaled $95.  The Company paid interest of approximately $68,000 during 2010 and paid none during 2009.

8. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There are no deferred tax liabilities as of December 31, 2010 and 2009.  Significant components of our deferred tax assets as of December 31, 2010 and 2009 are as follows (in thousands):

	December 31
	2010	2009

Net operating loss carryforwards	$29,632	$29,646
Net operating loss carryforwards of foreign subsidiaries	374	374
Book over tax depreciation	11	4
Intangible assets	220	400
Stock-based compensation expense	331	273
Other	162	132
Deferred tax assets	30,730	30,829
Valuation allowance for deferred tax assets	(30,730)	(30,829)
Deferred tax assets, net of allowance	$—	$—

Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Realization of the future benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the near to medium term.  Management has considered these factors in determining the valuation allowance for 2010 and 2009.

The differences between the provision for income taxes and income taxes computed using the federal statutory rate for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009

Reconciliation of income tax benefit to statutory rate:
Income tax benefit at statutory rate	$77	$63
State income taxes, net of federal income tax benefit	5	(6)
Changes in state net operating loss carryforwards	9	17
Permanent differences	3	3
Change in valuation allowance	(99)	(83)
Other	5	6
	$—	$—

At December 31, 2010, we had federal net operating loss carryforwards of approximately $85.6 million for income tax purposes that began to expire in 2010 and are subject to the ownership change limitations under Internal Revenue Code Section 382. We also had approximately $6 million of state net operating loss carryforwards that begin to expire in 2017.

9. Stock Options

At December 31, 2010, we had three stock-based compensation plans, which are described below. These plans were developed to retain and attract key employees and directors.

In 1995, we adopted our 1995 Stock Option Plan (the “1995 Plan”), which provides for the issuance of up to 400,000 shares of common stock upon exercise of options granted pursuant to the 1995 Plan. In 2000 and 2001, our stockholders approved to increase the overall number of shares available for issuance pursuant to the plan to a total of 825,000 shares of common stock. The 1995 Plan provides for the issuance of both non-qualified and incentive stock options to our employees, officers, and employee-directors. The 1995 Plan expired by its terms on March 21, 2005 and no options were available for future issuance after the expiration.  At December 31, 2010, 67,365 employee options have been exercised and employee options to purchase a total of 210,100 shares of common stock are outstanding.

In 1995, we adopted the 1995 Non-Employee Director Stock Option Plan (the “1995 Non-Employee Director Plan”).  The 1995 Non-Employee Director Plan provided for the issuance of non-qualified stock options to non-employee directors. The 1995 Non-Employee Director Plan was amended in April 2002 to increase the number of shares available for issuance to 65,000 from 40,000 shares. The 1995 Non-Employee Director Plan expired by its terms on March 21, 2005 and no options were available for future issuance after the expiration.  No options have been exercised under the 1995 Non-Employee Director Plan.  Non-employee options to purchase a total of 22,500 shares of common stock are outstanding at December 31, 2010. A total of 62,500 options have been granted to directors pursuant to the 1995 Non-Employee Director Plan, of which, 40,000 have been cancelled.

On March 17, 2005, the Board approved the 2005 Stock Incentive Plan (the “2005 Plan”), which was approved by the stockholders on June 14, 2005.  The 2005 Plan serves as a replacement for the 1995 Non-Employee Director Plan and the 1995 Option Plan which expired by their terms on March 21, 2005.  The approval of the 2005 Plan had no effect on the 1995 Plans or any options granted pursuant to either plan.  All options will continue with their existing terms and will be subject to the 1995 Non-Employee Director Plan or the 1995 Plan, as applicable.  Further, the Company will not be able to re-issue any option which is cancelled or terminated under the 1995 Non-Employee Director Plan or the 1995 Option Plan.  The 2005 Plan provided for the issuance of up to 750,000 shares of common stock upon exercise of options granted pursuant to the 2005 Plan.  On May 30, 2007, the stockholders approved an Amendment to the 2005 Plan that increased this amount by 750,000 for a total of 1,500,000 shares of common stock that may be issued upon the exercise of options granted pursuant to the 2005 Plan. On May 29, 2008 and May 21, 2009, the stockholders approved an increase of 500,000 shares, respectively, of common stock that may be issued pursuant to the 2005 Plan for a total of 2,500,000 shares. On May 20, 2010, the stockholders approved an additional increase of 500,000 shares of common stock that may be issued pursuant to the 2005 Plan for a total of 3,000,000 shares.

The 2005 Plan consists of three separate equity incentive programs: the Discretionary Option Grant Program; the Stock Issuance Program; and the Automatic Option Grant Program for non-employee Board members.  Officers and employees, non-employee Board members and independent contractors are eligible to participate in the Discretionary Option Grant and Stock Issuance Programs.  Participation in the Automatic Option Grant Program is limited to non-employee members of the Board.  Each non-employee Board member will receive an option grant for 10,000 shares of common stock upon initial election or appointment to the Board, provided that individual has not previously been employed by the Company in the preceding six (6) months.  In addition, on the date of each annual stockholders meeting, each Board member will automatically be granted an option to purchase 5,000 shares of common stock, provided he or she has served as a non-employee Board member for at least six months.  At December 31, 2010, 7,001 options have been exercised and options to purchase a total of 2,147,500 shares of common stock are outstanding.  A total of 2,508,500 options have been granted under the 2005 Plan, of which 353,999 have been cancelled and options for 845,499 shares remain available for future grant.  No shares have been issued pursuant to the Stock Issuance Program.

Common shares reserved for future issuance, including conversions of preferred stock, warrants, outstanding options and options available for future grant under all of the stock option plans total 4,488,345 shares at December 31, 2010 as follows, in thousands:

(In thousands)	Common Shares Reserved for Future Issuance

Preferred Stock	1,164
Warrants	99
1995 Plan	210
1995 Non-Employee Director Plan	22
2005 Plan	2,993
Total	4,488

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

Stock Incentive Plan Summary

A summary of our stock option activity and related information for the years ended December 31, 2010 and 2009 is as follows:

	2010		2009
	Number of Options (in thousands)	Weighted Average Exercise Price	Number of Options (in thousands)	Weighted Average Exercise Price

Outstanding at beginning of year	1,913	$1.31	1,468	$1.66
Granted at price = market value	345.42		346.29
Granted at price > market value	150.44		150.31
Exercised	(4)	.22	(3)	.26
Forfeited	-	-	(10)	.25
Expired	(24)	32.78	(38)	1.83

Outstanding at end of year	2,380	$.82	1,913	$1.31
Options exercisable at end of year	1,419	$1.13	1,055	$2.15

Stock Options Outstanding and Exercisable

Information related to stock options outstanding at December 31, 2010, is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at 12/31/10 (in thousands)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at 12/31/10 (in thousands)	Weighted Average Exercise Price

$ 0.20-$0.50	1,938	6.12 years	$0.33	992	$0.31
$ 0.51-$2.00	76	4.78 years	$1.14	62	$1.21
$ 2.01-$5.00	348	4.20 years	$3.05	348	$3.05
$ 5.01-$10.00	13	1.16 years	$5.29	13	$5.29
$ 10.00-$20.00	5	0.16 years	$19.19	5	$19.19
	2,380	5.76 years	$0.82	1,419	$1.13

Summarized information about outstanding stock options as of December 31, 2010, that are fully vested and those that are expected to vest in the future as well as stock options that are fully vested and currently exercisable, are as follows:

	Outstanding Stock Options (Fully Vested and Expected to Vest)*	Options that are Exercisable
As of December 31, 2010
Number of outstanding options	2,213	1,419
Weighted average remaining contractual life	5.67	4.92
Weighted average exercise price per share	$0.85	$1.13
Intrinsic value (in thousands)	$735	$428

* Includes effects of expected forfeitures

As of December 31, 2010, the total unrecognized compensation cost related to non-vested options not yet recognized in the statement of operations totaled approximately $87 thousand (including expected forfeitures) and the weighted average period over which these awards are expected to vest was .79 years.

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

At December 31, 2010 there are 220,000 shares of our 5% preferred stock outstanding.

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

All warrants previously issued to Series 2 5% convertible preferred stock holders have expired.

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

At December 31, 2010 there are 460,000 shares of Series 2 5% preferred stock outstanding.

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

At December 31, 2010 there are 354,056 shares of Series 3 5% preferred stock outstanding.

Dividends Payable

During the fiscal year ended December 31, 2010, we accrued $39,000 in dividends to the holders of our 5% Preferred Stock, $58,000 in dividends to the holders of our Series 2 5% Preferred Stock and $39,000 in dividends to the holders of our Series 3 5% Preferred Stock.  As of December 31, 2010, we have $22,000 in accrued and unpaid dividends included in other current liabilities.  Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.

11. Concentrations

Our operations are concentrated in one area—security software/entity identification.  Sales to the U.S. Government through direct and indirect channels totaled 60.3% of total revenues for 2010 and 77.5% of total revenues for 2009.  During 2010 approximately 59.7% of total revenues are attributable to two government customers.  During 2009 approximately 76.6% of total revenues are attributable to three government customers. One individual commercial customer in 2010 exceeded 10% of total revenues for the year; while 2009 had one individual commercial customer exceeded 10% of total revenues for the year.  Our similar product and service offerings are not viewed as individual segments, as our management analyzes the business as a whole and expenses are not allocated to each product offering.

12.  Subsequent Events

On February 3, 2011, the Company extended a revolving promissory note to borrow up to $700,000 from G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer through March 2012.

On February 3, 2011, we received a written commitment from our Chief Executive Officer to loan up to an additional $1,500,000 in the Company until March 2012, should such funding be required by the Company, on terms and conditions yet to be determined.