Form 10-Q
period 2011-09-30
INTRUSION INC
filed 2011-11-10
CIK 736012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on October 31, 2011 was 11,942,017.

INTRUSION INC.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$322	$540
Accounts receivable	483	222
Inventories, net	37	61
Prepaid expenses	31	23
Total current assets	873	846
Property and equipment, net	188	117
Other assets	41	39
TOTAL ASSETS	$1,102	$1,002

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$747	$529
Dividends payable	84	22
Deferred revenue	62	983
Obligations under capital lease, current portion	56	—
Loan payable to officer	1,530	—

Total current liabilities	2,479	1,534

Loan payable to officer	—	230
Obligations under capital lease, noncurrent portion	38	—

Commitments and contingencies

Stockholders’ Deficit:
Preferred stock, $0.01 par value: Authorized shares — 5,000
Series 1 shares issued and outstanding — 220 Liquidation preference of $1,128 as of September 30, 2011	778	778
Series 2 shares issued and outstanding — 460 Liquidation preference of $1,184 as of September 30, 2011	724	724
Series 3 shares issued and outstanding — 354 Liquidation preference of $794 as of September 30, 2011	504	504
Common stock, $0.01 par value:
Authorized shares — 80,000
Issued shares — 11,952 in 2011 and 11,828 in 2010 Outstanding shares — 11,942 in 2011 and 11,818 in 2010	120	118
Common stock held in treasury, at cost — 10 shares	(362)	(362)
Additional paid-in capital	55,670	55,570
Accumulated deficit	(58,623)	(57,868)
Accumulated other comprehensive loss	(226)	(226)
Total stockholders’ deficit	(1,415)	(762)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,102	$1,002

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net product revenue	$1,759	$1,522	$3,782	$4,492
Net customer support and maintenance revenue	33	55	120	158
Total revenue	1,792	1,577	3,902	4,650
Cost of product revenue	695	589	1,490	1,681
Cost of customer support and maintenance revenue	6	5	16	15
Total cost of revenue	701	594	1,506	1,696

Gross profit	1,091	983	2,396	2,954

Operating expenses:
Sales and marketing	365	179	1,092	639
Research and development	313	379	1,149	1,024
General and administrative	268	262	869	778

Operating income (loss)	145	163	(714)	513

Other income	—	47	—	47

Interest expense, net	(24)	(7)	(41)	(32)

Income (loss) before income tax provision	121	203	(755)	528

Income tax provision	—	—	—	—

Net income (loss)	$121	$203	$(755)	$528

Preferred stock dividends accrued	(38)	(38)	(113)	(113)
Net income (loss) attributable to common stockholders	$83	$165	$(868)	$415

Net income (loss) per share attributable to common stockholders:
Basic	$0.01	$0.01	$(0.07)	$0.04
Diluted	$0.01	$0.01	$(0.07)	$0.03

Weighted average common shares outstanding:
Basic	11,902	11,744	11,855	11,728
Diluted	13,608	14,126	11,855	13,898

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30, 2011	September 30, 2010
Operating Activities:
Net income (loss)	$(755)	$528
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	74	56
Stock-based compensation	168	130
Extinguishment of France subsidiary cumulative translation adjustment	—	(47)
Changes in operating assets and liabilities:
Accounts receivable	(261)	(115)
Inventories	25	(22)
Prepaid expenses and other assets	(11)	36
Accounts payable and accrued expenses	217	(47)
Deferred revenue	(921)	15
Net cash provided by (used in) operating activities	(1,464)	534
Investing Activities:
Purchases of property and equipment	(29)	(46)
Financing Activities:
Dividends paid on preferred stock	(51)	(410)
Penalties and waived penalties on dividends	1	—
Borrowings on loan from officer	1,300	200
Payments on loan from officer	—	(500)
Principal payments on capital lease equipment	(21)	—
Proceeds from stock options exercised	20	1
Proceeds from warrants exercised	26	—
Net cash provided by (used in) financing activities	1,275	(709)

Net decrease in cash and cash equivalents	(218)	(221)
Cash and cash equivalents at beginning of period	540	519
Cash and cash equivalents at end of period	$322	$298

Cash paid during the year for interest	$—	$63

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:

Preferred stock dividends accrued	$113	$113
Purchase of leased equipment under capital lease	$114	$—

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

As of September 30, 2011, we had cash and cash equivalents of approximately $322,000, down from approximately $540,000 as of December 31, 2010.  We generated a net loss of $755,000 in the first nine months of 2011 compared to net income of $528,000 for the first nine months of 2010.  As of September 30, 2011, in addition to cash and cash equivalents of $322,000, we had $64 thousand in funding available under our $0.625 million line of credit at Silicon Valley Bank (“SVB”) and $0.67 million funding available from a written commitment to loan up to $2.2 million from G. Ward Paxton.  Future payments of accrued dividends on all our outstanding shares of preferred stock will reduce our available cash resources.  Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through Company profits, our line of credit, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate significant positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

2.               Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The December 31, 2010 balance sheet was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States.  However, we believe that the disclosures are adequate to make the information presented not misleading.  In our opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  The results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period.  The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2010, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2011.

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different from the carrying value of these financial instruments. The estimated fair value of accounts receivable, accounts payable and accrued expenses, and dividends payable approximate their carrying amounts due to the relatively short maturity of these instruments. The carrying value of loans payable to officer also approximates fair value since these instruments bear approximate market rates of interest. None of these instruments are held for trading purposes.

3.               Inventories (In thousands)

	September 30, 2011	December 31, 2010

Inventories consist of:
Finished goods	$61	$61
Less: Reserve for finished goods	(30)	—
Demo evaluation inventory	6	—
Net inventory	$37	61

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

Amounts borrowed from this officer accrue interest at a floating rate per annum equal to SVB’s prime rate plus 1% (5% at September 30, 2011).  All outstanding borrowings and accrued but unpaid interest is due on March 31, 2012.  As of September 30, 2011, the borrowings outstanding totaled $1,530,000 and accrued interest totaled $34,000.

5.               Line of Credit

On March 29, 2006, we entered into a Loan and Security Agreement with SVB to establish a $1.0 million line of credit (the “2006 Credit Line”).  On June 30, 2008, we entered into an Amended and Restated Loan and Security Agreement with SVB to, among other things, replace the 2006 Credit Line with a $2.5 million line of credit (the “2008 Credit Line”).  On June 26, 2011, we entered into the Third Amendment to the Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”) with SVB to replace our expiring line with a $0.625 million line of credit (the “Current Line of Credit”).  Our obligations under the Loan Agreement are secured by substantially all of our assets, including all of our intellectual property.  In addition, G. Ward Paxton, the Company’s Chief Executive Officer, has established a Guaranty Agreement with SVB for all outstanding balances under the Current Line of Credit.  Borrowings under the Current Line of Credit are based on advances (each an “Advance”) against certain of our accounts receivable that are approved by SVB (each an “Eligible Account”).  SVB may make an Advance of up to eighty percent (80%) of each Eligible Account, or such other percentage SVB may determine in its sole discretion.  Each Advance is subject to a finance charge calculated as a daily rate that is based on a 360-day annual rate of the greater of the prime rate plus 2.0% or 7.0%.  Finance charges are payable at the same time its related Advance is due.  Each Advance is also subject to a monthly collateral handling fee of 0.5% of all outstanding Advances, depending on certain qualifying financial factors specified in the Loan Agreement.  The collateral handling fee is payable at the same time its related Advance is due.  Each Advance must be repaid at the earliest of (a)

the date that the Eligible Account related to the Advance is paid, (b) the date the Eligible Account is no longer eligible under the Loan Agreement, or (c) the date on which any “Adjustment” (as defined in the Loan Agreement) is asserted to the Eligible Account.  On June 25, 2012, the Loan Agreement terminates and all outstanding Advances, accrued but unpaid finance charges, outstanding collateral handing fees, and other amounts become due under the Loan Agreement and related documents.  We have certain non-financial and financial covenants, including a liquidity coverage ratio and a rolling EBITDA computation, as defined in the Loan Agreement.  We had no borrowings outstanding under the Current Line of Credit as of September 30, 2011.

6.               Accounting for Stock-Based Compensation

During the three month periods ended September 30, 2011 and 2010, the Company granted 6,000 and 0 stock options, respectively, to employees and directors.  The Company recognized $60,000 and $47,000, respectively, in stock-based compensation expense for the three month periods ended September 30, 2011 and 2010.  During the nine month periods ended September 30, 2011 and 2010, the Company granted 423,000 and 495,000, respectively, stock options to employees and directors.  The Company recognized $168,000 and $130,000, respectively, stock-based compensation expense for the nine month period ended September 30, 2011 and 2010.

During the three month period ended September 30, 2011 and 2010, 60,000 and 4,000 options were exercised under the 2005 Plan, respectively.   During the nine month periods ended September 30, 2011 and 2010, 60,000 and 4,000 options were exercised under the 2005 Plan, respectively.

Valuation Assumptions

The fair values of option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	For Three Months Ended September 30, 2011	For Three Months Ended September 30, 2010	For Nine Months Ended September 30, 2011	For Nine Months Ended September 30, 2010

Weighted average grant date fair value	$0.39	—	$0.67	$0.40
Weighted average assumptions used:
Expected dividend yield	0.0%	—	0.0%	0.0%
Risk-free interest rate	1.1%	—	2.1%	2.2%
Expected volatility	207.0%	—	202.0%	200.0%
Expected life (in years)	5.0	—	4.9	4.9

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

7.               Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period.  Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period.  Our common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding options and warrants.  The aggregate number of common stock equivalents excluded from the diluted income per share calculation for the three month periods ended September 30, 2011 and 2010 are 1,332,823 and 1,043,284, respectively, as they are antidilutive. In addition, for the nine month periods ended September 30, 2011 and 2010 3,888,467 and 1,161,547, respectively, common stock equivalents are not included in the diluted income (loss) per share as they are antidilutive.

8.               Concentrations

Our operations are concentrated in one area—security software/entity identification.  Sales to the U.S. Government through direct and indirect channels totaled 38.0% of total revenues for the third quarter of 2011 compared to 31.5% of total revenues for the third quarter of 2010.  During the third quarter of 2011, approximately 33.5% of total revenues were attributable to two government customers compared to approximately 31.4% of total revenues attributable to two government customers in the third quarter of 2010.  There was one individual commercial customer in the third quarter of 2011 compared to one individual commercial customer for the same period in 2010 that exceeded 10% of total revenues for that quarter.  Our similar product and service offerings are not viewed as individual segments, as our management analyzes the business as a whole and expenses are not allocated to each product offering.

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

10.         Dividends Payable

During the quarter ended September 30, 2011, we accrued $13,900 in dividends payable to the holders of our 5% Preferred Stock, $14,500 in dividends payable to the holders of our Series 2 5% Preferred Stock and $9,700 in dividends payable to the holders of our Series 3 5% Preferred Stock.  As of September 30, 2011, we have $84,000 in accrued and unpaid dividends included in current liabilities.

Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.  These dividends continue to accrue on all our outstanding shares of preferred stock, regardless of whether we are legally able to pay them.  If we are unable to pay dividends on our preferred stock, we will be required to accrue an additional late fee penalty of 18% per annum on the unpaid dividends for the Series 2 Preferred Stock and Series 3 Preferred Stock.  Our CEO, CFO and one outside board member who are holders of our Series 2 and Series 3 Preferred Stock have waived any possible late fee penalties.  In addition to this late penalty, the holders of our Series 2 Preferred Stock and Series 3 Preferred Stock could elect to present us with written notice of our failure to pay dividends as scheduled, in which case we would have 45 days to cure such a breach.  In the event that we failed to cure the breach, the holders of these shares of preferred stock would then have the right to require us to redeem their shares of preferred stock for a cash amount calculated in accordance with their respective certificates of designation.  If we were required to redeem all shares of Series 2 Preferred Stock and Series 3 Preferred Stock as of October 31, 2011, the aggregate redemption price we would owe would be $2.0 million.

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

•                  our need to increase current revenue levels in order to achieve sustainable profitability;

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

•                  the effect that payment of accrued dividends on our preferred stock would have on our cash resources and the substantial dilution upon the conversion or redemption of our preferred stock;

•                  the consequences of our inability to pay scheduled dividends on shares of our preferred stock;

•                  the impact of conversion of preferred stock on the price of our common stock;

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

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net product revenue	98.1%	96.5%	96.9%	96.6%
Net customer support and maintenance revenue	1.9	3.5	3.1	3.4
Total revenue	100.0	100.0	100.0	100.0
Cost of product revenue	38.8	37.4	38.2	36.2
Cost of customer support and maintenance revenue	0.3	0.3	0.4	0.3
Total cost of revenue	39.1	37.7	38.6	36.5
Gross profit	60.9	62.3	61.4	63.5
Operating expenses:
Sales and marketing	20.4	11.4	28.0	13.7
Research and development	17.4	24.0	29.4	22.1
General and administrative	15.0	16.6	22.3	16.7

Operating income (loss)	8.1	10.3	(18.3)	11.0

Other income	—	3.0	—	1.0
Interest expense	(1.4)	(0.4)	(1.0)	(0.7)
Income (loss) before income tax provision	6.7	12.9	(19.3)	11.3

Income tax provision	—	—	—	—

Net income (loss)	6.7%	12.9%	(19.3)%	11.3%
Preferred stock dividends accrued	(2.1)	(2.4)	(2.9)	(2.4)

Net income (loss) attributable to common stockholders	4.6%	10.5%	(22.2)%	8.9%

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Domestic revenues	99.8%	99.8%	99.8%	99.8%
Export revenues to:
Europe	0.1	0.1	0.1	0.1
Canada	—	—	—	—
Asia	—	—	—	—
Latin America	0.1	0.1	0.1	0.1

Net revenues	100.0%	100.0%	100.0%	100.0%

Net Revenues.  Total net revenues for the quarter and nine months ended September 30, 2011 were $1.8 million and $3.9 million, respectively, compared to $1.6 million and $4.7 million for the same periods in 2010.  Net product revenues increased $237 thousand for the quarter ended September 30, 2011, and decreased $0.7 million for the nine months ended September 30, 2011 compared to the same periods in 2010.  Increased product revenues for the quarter ended September 30, 2011 compared to the same period in 2110 are due to an increase in sales of our TraceCop product line.  The decrease in product revenues for the nine months ended September 30, 2011 compared to the same period in 2010 are due to a decrease in sales of our TraceCop product line as a result of prolonged federal budget delays.  TraceCop revenues were $1.7 million for the quarter ended September 30, 2011, compared to $1.5 million for the same quarter in 2010.  Substantially all of our revenue for the quarters ended September 30, 2011 and 2010 were derived from TraceCop sales.  Customer support and maintenance revenue decreased $22 thousand and $38 thousand for the quarter and nine months ended September 30, 2011, respectively, compared to the same periods in 2010.  This decrease was due to the current sales mix with a high concentration of sales not requiring a maintenance contract.

Concentration of Revenues.  Revenues from sales to various U.S. government entities totaled $0.7 million, or 38.0% of revenues, for the quarter ended September 30, 2011 compared to $0.5 million, or 31.5% of revenues, for the same period in 2010.  Revenues from sales to various U.S. government entities totaled $1.3 million, or 32.9% of revenues, for the nine months ended September 30, 2011 compared to $3.0 million, or 65.5% of revenues, for the same period in 2010.    Although we expect our concentration of revenues to vary among customers in future periods depending upon the timing of certain sales, we anticipate that sales to government customers will continue to account for a significant portion of our revenues in future periods.  Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including, without limitation, potential disruption to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience.  Although we do not anticipate that any of our revenues with government customers will be renegotiated, a large number of cancelled or renegotiated government orders could have a material adverse effect on our financial results.  Currently, we are not aware of any proposed cancellation or renegotiation of any of our existing arrangements with government entities and, historically, government entities have not cancelled or renegotiated orders which had a material adverse effect on our business.

Gross Profit.  Gross profit was $1.1 million or 60.9% of net revenues for the quarter ended September 30, 2011, compared to $1.0 million or 62.3% of net revenues for the quarter ended September 30, 2010.  Gross profit was $2.4 million or 61.4% of net revenues for the nine months ended September 30, 2011 compared to $3.0 million or 63.5% of net revenues for the nine months ended September 30, 2010.   Gross profit on product revenues for the quarter and nine months ended September 30 trended from 61.3% and 62.6%, respectively, in 2010 to 60.5% and 60.6%, respectively, in 2011 due to a shift in TraceCop product line sales mix.  Gross profit on customer support and maintenance revenues for the quarter and nine months ended September 30 trended from 90.1% and 90.6%, respectively, in 2010 to 83.6% and 86.5%, respectively, in 2011.  Gross profit as a percentage of net revenues is impacted by several factors, including shifts in product mix, changes in channels of distribution, revenue volume, pricing strategies, and fluctuations in revenues of integrated third-party products.

Sales and Marketing.  Sales and marketing expenses increased to $0.4 million for the quarter ended September 30, 2011 compared to $0.2 million for the same period in 2010.  Sales and marketing expenses increased to $1.1 million for the nine months ended September 30, 2011 compared to $0.6 million for the same period in 2010.  The increase was primarily because of adding new sales and marketing personnel along with the normal associated expenses.  Sales and marketing expenses may vary in the future; however, we believe that these costs will remain relatively constant through the end of 2011, although expenses may be increased relative to increases in revenue.

Research and Development.  Research and development expenses decreased to $0.3 million for the quarter ended September 30, 2011 compared to $0.4 million for the same period in 2010.  Research and development expenses increased to $1.1 million for the nine months ended September 30, 2011 compared to $1.0 million for the same period in 2010.   Research and development costs are expensed in the period incurred.  Any fluctuations in research and development expenses in the three months and nine months ended September 30, 2011 compared to the same periods in 2010 are primarily due to shifts from research and development expenses to cost of sales in relation to engineering contract jobs.  Research and development expenses may vary in the future; however, we believe that these costs will remain relatively constant through the end of 2011, although expenses may be increased relative to increases in revenue.

General and Administrative.  General and administrative expenses remained constant at $0.3 million for the quarters ended September 30, 2011 and 2010.  General and administrative expenses increased to $0.9 million for the nine months ended September 30, 2011 compared to $0.8 million for the same period in 2010.   It is expected that general and administrative expenses will remain relatively constant throughout the remainder of 2011, although expenses may be increased relative to increases in revenue.

Other Income.  Other income decreased to none for the quarter and nine months ended September 30, 2011 compared to $47 thousand for the same period in 2010.  The other income in 2010 was due to a cumulative translation adjustment from the disposition of a foreign subsidiary.  Other income may vary in the future.

Interest.  Net interest expense increased to $24 thousand for the quarter ended September 30, 2011 compared to $7 thousand for the same period in 2010.   Net interest expense increased to $41 thousand for the nine months ended September 30, 2011 compared to $32 thousand for the same period in 2010.  The increase in interest expense was primarily due to an increase in interest expense related to borrowings from a loan payable to an officer and on capital leases.  Net interest expense may vary in the future based on our level of borrowing, which will be affected by our cash flow, operating income and capital expenditures.

Liquidity and Capital Resources

Our principal source of liquidity at September 30, 2011, is approximately $322 thousand of cash and cash equivalents.  At September 30, 2011, we had a working capital deficiency of $1.6 million compared to a $0.6 million deficiency at September 30, 2010.

Net cash used in operations for the nine months ended September 30, 2011, was $1.5 million primarily due to net loss of $755 thousand and the following uses of cash: a $921 thousand decrease in deferred revenue, a $261 thousand increase in accounts receivable, and an $11 thousand increase in prepaid expenses and other assets.  This was partially offset by the following sources of cash and non-cash items: a $217 thousand increase in accounts payable and accrued expenses, $168 thousand in stock-based compensation, a $25 thousand decrease in inventory, $51 thousand in depreciation expense, and $23 thousand in amortization expense of capital leases. Net cash provided by operations for the nine months ended September 30, 2010, was $534 thousand primarily due to net income of $528 thousand and the following sources of cash and non-cash items: a $36 thousand decrease in prepaid expenses and other assets, a $15 thousand increase in deferred revenue, $130 thousand in stock-based compensation, and $56 thousand in depreciation expense.  This was partially offset by the following uses of cash: a $115 thousand increase in accounts receivable, a $22 thousand increase in inventories, a $47 thousand decrease in accounts payable and accrued expenses, and a $47 thousand write-off of France’s cumulative translation adjustment.  Future fluctuations in inventory balances, accounts receivable and accounts payable will be dependent upon several factors, including, but not limited to, quarterly sales, our strategy in building inventory in advance of receiving orders from customers, and the accuracy of our forecasts of product demand and component requirements.

Net cash used in investing activities for the nine months ended September 30, 2011, was $29 thousand for net purchases of property and equipment, compared to $46 thousand for net purchases of property and equipment used in investing activities in the nine months ended September 30, 2010.

Net cash provided by financing activities for the nine months ended September 30, 2011, was $1.3 million mainly due to $1.3 million provided from a promissory note from our Chief Executive Officer, G. Ward Paxton, $26 thousand from the exercise of warrants, $20 thousand from the exercise of stock options, and $1 thousand on penalties and waived penalties on dividends.  This was offset by the following uses of cash: $51 thousand used for payments of accrued dividends on preferred stock and $21 thousand for payment on principal on capital leases.  Net cash used in financing activities for the nine months ended September 30, 2010, was primarily due to $410 thousand for payments of accrued dividends on preferred stock and a payment (net) of $300 thousand on the loan by our CEO, G. Ward Paxton.

At September 30, 2011, the Company did not have any material commitments for capital expenditures.

During the nine months ended September 30, 2011, the Company funded its operations through the use of cash and cash equivalents and borrowing from a loan payable to an officer.

On March 29, 2006, we entered into a Loan and Security Agreement with SVB to establish a $1.0 million line of credit (the “2006 Credit Line”).  On June 30, 2008, we entered into an Amended and Restated Loan and Security Agreement with SVB to, among other things, replace the 2006 Credit Line with a $2.5 million line of credit (the “2008 Credit Line”).  On June 26, 2011, we entered into the Third Amendment to the Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”) with SVB to replace our expiring line with a $0.625 million line of credit (the “Current Line of Credit”).  Our obligations under the Loan Agreement are secured by substantially all of our assets, including all of our intellectual property.  In addition, G. Ward Paxton, the Company’s Chief Executive Officer, has established a Guaranty Agreement with SVB for all outstanding balances under the Current Line of Credit.  Borrowings under the Current Line of Credit are based on advances (each an “Advance”) against certain of our accounts receivable that are approved by SVB (each an “Eligible Account”).  SVB may make an Advance of up to eighty percent (80%) of each Eligible Account, or such other percentage SVB may determine in its sole discretion.  Each Advance is subject to a finance charge calculated as a daily rate that is based on a 360-day annual rate of the greater of the prime rate plus 2.0% or 7.0%.  Finance charges are payable at the same time its related Advance is due.  Each Advance is also subject to a monthly collateral handling fee of 0.5% of all outstanding Advances, depending on certain qualifying financial factors specified in the Loan Agreement.  The collateral handling fee is payable at the same time its related Advance is due.  Each Advance must be repaid at the earliest of (a) the date that the Eligible Account related to the Advance is paid, (b) the date the Eligible Account is no longer eligible under the Loan Agreement, or (c) the date on which any “Adjustment” (as defined in the Loan Agreement) is asserted to the Eligible Account.  On June 25, 2012, the Loan Agreement and Current Line of Credit terminate and all outstanding Advances, accrued but unpaid finance charges, outstanding collateral handing fees, and other amounts become due under the Loan Agreement and related documents.  We have certain non-financial and financial covenants, including a liquidity coverage ratio and a rolling EBITDA computation, as defined in the Loan Agreement.  We had no borrowings outstanding under the Current Line of Credit as of September 30, 2011.

As of September 30, 2011, we had cash and cash equivalents of approximately $322,000, down from approximately $540,000 as of December 31, 2010.  We generated net loss of $755,000 in the first nine months of 2011 compared to a net income of $528,000 for the first nine months of 2010.  As of September 30, 2011, in addition to cash and cash equivalents of $322,000, we had $64 thousand in funding available under our $0.625 million line of credit at Silicon Valley Bank (“SVB”) and $0.67 million funding available from a written commitment to loan up to $2.2 million from G. Ward Paxton.  Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through Company profits, our line of credit, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011, and concluded that the disclosure controls and procedures were effective.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) as of June 30, 2011, and concluded that there have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2011, we had cash and cash equivalents of approximately $322,000, down from approximately $540,000 as of December 31, 2010.  We generated a net loss of $755,000 in the first nine months of 2011 compared to a net income of $528,000 for the first nine months of 2010.  As of September 30, 2011, in addition to cash and cash equivalents of $322,000, we had $64 thousand in funding available under our $0.625 million line of credit at Silicon Valley Bank (“SVB”) and $0.67 million funding available from a written commitment to loan up to $2.2 million from G. Ward Paxton.  Future payments of accrued dividends on all our outstanding shares of preferred stock will reduce our available cash resources.  Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through Company profits, our line of credit, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

We had net income of $0.1 million for the quarter ended September 30, 2011 and have an accumulated deficit of $58.6 million as of September 30, 2011.  To achieve sustainable profitability, we must continue to generate current or increased revenue levels.

For the quarter ended September 30, 2011, we generated net income of $0.1 million and had an accumulated deficit of approximately $58.6 million as of September 30, 2011, compared to a net income of $0.2 million and an accumulated deficit of approximately $57.6 million as of September 30, 2010.  We need to sustain current or greater quarterly revenue levels from the sales of our products if we are to sustain profitability.  If we are unable to achieve these revenue levels, losses could happen for the near term and possibly longer, and we may not be able to sustain profitability or generate positive cash flow from operations.

A large percentage of our revenues are received from U.S. government entities, and the loss of any one of these customers could reduce our revenues and materially harm our business and prospects.

A large percentage of our revenues result from sales to U.S. government entities.  If we were to lose one or more of these key relationships, our revenues could significantly decline and our business and prospects may be materially harmed. We expect that even if we are successful in developing relationships with non-governmental customers, our revenues will continue to be concentrated among government entities.  For the quarter ended September 30, 2011, sales to U.S. government entities/resellers collectively accounted for 38.0% of our revenues, compared to 31.5% of our revenues as of September 30, 2010.  The loss of any of these key relationships may send a negative message to other U.S. government entities or non-governmental customers concerning our product offering.  We cannot assure you that U.S. government entities will be customers of ours in future periods or that we will be able to diversify our customer portfolio to adequately mitigate the risk of loss of any of these customers.

A large percentage of our revenues are from one product line, and the decrease of revenue from sales of this product line could materially harm our business and prospects.

A large percentage of our revenues result from sales of our TraceCop product line.  TraceCop revenues were $1.7 million for the quarter ended September 30, 2011, compared to $1.5 million for the same quarter in 2010.  If sales of this key product line continue to decrease, our revenues will decline and our business and prospects may be materially harmed.

Government customers involve unique risks, which could adversely impact our revenues.

We expect to continue to derive a substantial portion of our revenues from U.S. government customers in the future.  The increase in TraceCop revenues for the quarter ended September 30, 2011was primarily the result of an increase in U.S. government orders due to increased government sales and marketing activity following a period of federal budget delays.  Sales to the government present risks in addition to those involved in sales to commercial customers, including potential disruption due to appropriation and spending patterns, delays in approving a federal budget and the government’s right to cancel contracts and purchase orders for its convenience.  General political and economic conditions, which we cannot accurately predict, may directly and indirectly affect the quantity and allocation of expenditures by federal departments.  In addition, obtaining government contracts may involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements.  Each government entity also maintains its own rules and regulations with which we must comply and which can vary significantly among departments.  As a result, cutbacks or re-allocations in the federal budget or losses of government sales due to other factors could have a material adverse effect on our revenues and operating results.

We are highly dependent on sales made through indirect channels, the loss of which would materially adversely affect our operations.

We derived 38.5% of revenue in the third quarter of 2011 through indirect channels of mainly government resellers, compared to 32.6% of our revenues in the quarter ended September 30, 2010.  We must continue to strive for expansion of our sales through these indirect channels in order to increase our revenues.  We cannot assure you that our products will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues.  Further, many of our competitors are also trying to sell their products through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our products.

You will experience substantial dilution upon the conversion or redemption of the shares of preferred stock that we issued in our private placements or in the event we raise additional funds through the issuance of new shares of our common stock or securities convertible or exercisable into shares of common stock.

On October 31, 2011, we had 11,942,017 shares of common stock outstanding.  Upon conversion of all outstanding shares of preferred stock, we will have 13,105,945 shares of common stock outstanding, approximately a 9.7% increase in the number of shares of our common stock outstanding.

In addition, management may issue additional shares of common stock or securities exercisable or convertible into shares of common stock in order to finance our continuing operations.  Any future issuances of such securities would have additional dilutive effects on the existing holders of our Common Stock.

Further, the occurrence of certain events could entitle holders of our Series 2 Preferred Stock and Series 3 Preferred Stock to require us to redeem their shares for a certain number of shares of our common stock.  Assuming (i) we have paid all liquidated damages and other amounts to the holders, (ii) paid all outstanding dividends, (iii) a volume weighted average price of $0.72, which was the ten-day volume weighted average closing price of our common stock on October 31, 2011, and (iv) our 11,942,017 shares of common stock outstanding on October 31, 2011, upon exercise of their redemption right by the holders of the Series 3 Preferred Stock and the Series 2 Preferred Stock, we would be obligated to issue approximately 4,746,000 shares of our common stock.  This would represent an increase of approximately 40.0% in the number of shares of our common stock as of October 31, 2011.

The conversion of preferred stock we issued in the private placements may cause the price of our common stock to decline.

The holders of the shares of our 5% Preferred Stock and warrants we issued in connection with the sale of our 5% Preferred Stock may freely convert their shares of preferred stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of October 31, 2011, 780,000 shares of our 5% Preferred Stock had converted into 1,240,457 shares of common stock and there are no outstanding warrants.

The holders of the shares of Series 2 5% Preferred Stock and warrants we issued in connection with the sale of our Series 2 Preferred Stock may freely convert their shares of preferred stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of October 31, 2011, 605,200 shares of Series 2 Preferred Stock had converted into 605,200 shares of common stock and there are no outstanding warrants.

The holders of the shares of Series 3 5% Preferred Stock and warrants we issued in connection with the sale of our Series 3 Preferred Stock, may freely convert their shares of Series 3 Preferred Stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of October 31, 2011, 210,551 shares of Series 3 Preferred Stock had converted into 210,551 shares of common stock and there are no outstanding warrants.

For the four weeks ended on October 28, 2011, the average daily trading volume of our common stock on the OTCBB was 494 shares.  Consequently, if holders of preferred stock elect to convert their remaining shares and sell a material amount of their underlying shares of common stock on the open market, the increase in selling activity could cause a decline in the market price of our common stock.  Furthermore, these sales, or the potential for these sales, could encourage short sales, causing additional downward pressure on the market price of our common stock.

If we are unable to pay scheduled dividends on shares of our preferred stock it could potentially result in additional consequences, some of them material.

Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.  We currently have dividend payments that are past due.  We cannot assure you that our net assets will exceed our stated capital or that we will have sufficient net profits in order to pay these dividends in the future.  These dividends continue to accrue on all our outstanding shares of preferred stock, regardless of whether we are legally able to pay them.  If we continue to be unable to pay dividends on our preferred stock, we will be required to accrue an additional late fee penalty of 18% per annum on the unpaid dividends for the Series 2 Preferred Stock and Series 3 Preferred Stock.  Our CEO, CFO and one outside board member who are invested in Series 2 and Series 3 Preferred Stock have waived any possible late fee penalties.  In addition to this late penalty, the holders of our Series 2 Preferred Stock and Series 3 Preferred Stock could elect to present us with written notice of our failure to pay dividends as scheduled, in which case we would have 45 days to cure such a breach.  In the event that we failed to cure the breach, the holders of these shares of preferred stock would then have the right to require us to redeem their shares of preferred stock for a cash amount calculated in accordance with their respective certificates of designation.  If we were required to redeem all shares of Series 2 Preferred Stock and Series 3 Preferred Stock as of October 31, 2011, the aggregate redemption price we would owe would be $2.0 million.

You will experience substantial dilution upon the exercise of stock options currently outstanding.

On October 31, 2011, we had 11,942,017 shares of common stock outstanding.  Upon the exercising of current options issued at or below the exercise price of $0.50, we will have 12,779,732 shares of common stock outstanding, approximately a 7.0% increase in the number of shares of our common stock outstanding.

Our management and larger stockholders exercise significant control over our company and have the ability to approve or take actions that may be adverse to your interests.

As of October 31, 2011, our executive officers, directors and preferred stockholders beneficially own approximately 27% of our voting power.  In addition, other related parties control approximately 30% of voting power.  As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us.  These stockholders may use their influence to approve or take actions that may be adverse to the interests of holders of our Common Stock.  Further, we contemplate the possible issuance of shares of our Common Stock or of securities exercisable or convertible into shares of our Common Stock in the future to our Chief Executive Officer and Chief Financial Officer.  Any such issuance will increase the percentage of stock our Chief Executive Officer, Chief Financial Officer and our management group beneficially holds.

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

INTRUSION INC.

Date: November 10, 2011	/s/ G. Ward Paxton
G. Ward Paxton
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2011	/s/ Michael L. Paxton
Michael L. Paxton
Vice President, Chief Financial Officer, Treasurer & Secretary
(Principal Financial & Accounting Officer)