Form 10-K
period 2011-12-31
INTRUSION INC
filed 2012-03-30
CIK 736012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Yes ☒  No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2011:  $3,330,000.

As of March 30, 2012, 11,972,017 shares of the issuer’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement filed in connection with the Registrant’s 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

INTRUSION INC.

PART I

Item 1.          Description of Business.

In addition to the historical information contained herein, the discussion in this Annual Report on Form 10-K contains certain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties, such as statements concerning:

•              growth and anticipated operating results;

•              developments in our markets and strategic focus;

•              new products and product enhancements;

•              potential acquisitions and the integration of acquired businesses, products and technologies;

•              strategic relationships and future economic and business conditions.

The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Form 10-K. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the section captioned “Risk Factors” in Item 1 of this Form 10-K as well as those cautionary statements and other factors set forth elsewhere herein.

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

•              banks,

•              credit unions,

•              other financial institutions,

•              hospitals and other healthcare providers, and

•              other customers.

Essentially, our end-users can be defined as any end-users requiring network security solutions for protecting their mission critical data.

We were organized in Texas in September 1983 and reincorporated in Delaware in October 1995.  Our principal executive offices are located at 1101 East Arapaho Road, Suite 200, Richardson, Texas 75081, and our telephone number is (972) 234-6400.  Our website URL is www.intrusion.com.  References to the “Company”, “we”, “us”, “our”, “Intrusion” or “Intrusion Inc.” refer to Intrusion Inc. and its subsidiaries.  Compliance Commander, SecureNet, TraceCop and Savant are trademarks of Intrusion Inc.

On March 29, 2006, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) to establish a $1.0 million line of credit (the “2006 Credit Line”).  On June 30, 2008, we entered into an Amended and Restated Loan and Security Agreement with SVB to, among other things, replace the 2006 Credit Line with a $2.5 million line of credit (the “2008 Credit Line”).  On June 26, 2011, we entered into the Third Amendment to the Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”) with SVB to replace our expiring line with a $0.625 million line of credit (the “Current Line of Credit”).  Our obligations under the Loan Agreement are secured by substantially all of our assets, including all of our intellectual property.  In addition, G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer, has established a Guaranty Agreement with SVB securing all outstanding balances under the Current Line of Credit.  Borrowings under the Current Line of Credit are based on advances (each an “Advance”) against certain of our accounts receivable that are approved by SVB (each an “Eligible Account”).  SVB may make an Advance of up to eighty percent (80%) of each Eligible Account, or such other percentage SVB may determine in its sole discretion.  Each Advance is subject to a finance charge calculated as a daily rate that is based on a 360-day annual rate of the greater of the prime rate plus 2.0% or 7.0%.  Finance charges are payable at the same time its related Advance is due.  Each Advance is also subject to a monthly collateral handling fee of 0.5% of all outstanding Advances, depending on certain qualifying financial factors specified in the Loan Agreement.  The collateral handling fee is payable at the same time its related Advance is due.  Each Advance must be repaid at the earliest of (a) the date that the Eligible Account related to the Advance is paid, (b) the date the Eligible Account is no longer eligible under the Loan Agreement, or (c) the date on which any “Adjustment” (as defined in the Loan Agreement) is asserted to the Eligible Account.  On June 25, 2012, the Loan Agreement terminates and all outstanding Advances, accrued but unpaid finance charges, outstanding collateral handing fees, and other amounts become due under the Loan Agreement and related documents.  We have certain non-financial and financial covenants, including a liquidity coverage ratio and a rolling EBITDA computation, as defined in the Loan Agreement.

On March 15, 2007, we completed a private placement of 925,926 shares of our Common Stock for gross proceeds of $500,000.

On June 27, 2007, we completed a private placement of 1,111,111 shares of our Common Stock for gross proceeds of $500,000.

On September 26, 2007, we completed a private placement of 1,190,476 shares of our Common Stock for gross proceeds of $500,000.

On February 3, 2011, the Company extended a revolving promissory note to borrow up to $700,000 from G. Ward Paxton, the Company’s Chief Executive Officer through March 2012.

On February 3, 2011, we received a written commitment from G. Ward Paxton our Chief Executive Officer to loan up to an additional $1,500,000 to the Company until March 2012, should such funding be required by the Company, on terms and conditions similar to the promissory note above.

On February 9, 2012, the Company entered into an unsecured revolving promissory note to borrow up to $2,200,000 from G. Ward Paxton, the Company’s Chief Executive Officer.  Under the terms of the note, the Company may borrow, repay and reborrow on the loan as needed up to an outstanding principal balance due of $2,200,000 at any given time through March 2013.

Government Sales

Sales to U.S. government customers accounted for 38.4% of our revenues for the year ended December 31, 2011, compared to 60.3% of our revenue in 2010.  We expect to continue to derive a substantial portion of our revenues from sales to governmental entities in the future as we continue to market our entity identification products, our data mining products, our regulated compliance and data leakage prevention products and our network intrusion prevention products to the government.  Sales to the government present risks in addition to those involved in sales to commercial customers that could adversely affect our revenues, including potential disruption due to irregularities in or interruptions to appropriation and spending patterns, delays in approving a federal budget and the government’s reservation of the right to cancel contracts and purchase orders for its convenience.

Generally, we make our sales under purchase orders and contracts.  Our customers, including government customers, may cancel their orders or contracts with little or no prior notice and without penalty.  Although we transact business with various government entities, we believe that the cancellation of any particular order in itself could have a material adverse effect on our financial results.  Because we derive and expect to continue to derive a substantial portion of our revenue from sales to government entities, a large number of cancelled or renegotiated government orders or contracts could have a material adverse effect on our financial results.  Currently, we are not aware of any proposed cancellation or renegotiation of any of our existing arrangements with government entities.

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

Products

TraceCop

Our TraceCop product family includes a database of worldwide IP addresses which are regularly updated.  In addition, other information and analysis results, such as geo-location data, may also be included.  Customers use the TraceCop data to aid in the identification and location of individuals involved in cyber crime.  In addition to the IP database, the TraceCop family includes analysis software and a GUI interface to assist analysts in locating the bad guys.  We license TraceCop to our customers for a fee and offer continuing maintenance and upgrade services for the TraceCop database.  We either install and service the database at the Intrusion facility or install the TraceCop database on a customer server onsite.

Savant

Savant, a new product offering announced in the first quarter of 2010, is a high-speed network data mining product which organizes the data into networks of relationships.  Savant operates on networks with data flows of up to 20 gigabits (10 gigabits at full duplex).  Savant can read and record up to 20 gigabits without dropping packets.  Some of the unique features include analysis which determines associations.  Uses of the Savant product include data mining and internet habits of the customer’s network users.  The Savant solution provides real-time access and insight into a company’s own indisputable and quantifiable network data for more effective, unbiased decision making.  We believe this new insight can provide the ability to address many of today’s major challenges faced by corporations, such as company infrastructure issues, performance issues, and identifying the true “Wizards” or recognized experts within their organization.  Savant provides deep inspection of network traffic recording interesting data and relationships.  Savant is a software product which we license to our customers and for which we sell maintenance and upgrades.  We also re-sell the server required to implement Savant into the customer’s network.

Compliance Commander

Compliance Commander is our data leak prevention product family.  Compliance Commander is a software product which operates on a standard computer or server and connects in-line to the customers’ network.  We license the Compliance Commander software to our customers and sell software maintenance and upgrades.  We also resell standard computers for implementation of the software.

SecureNet

SecureNet is our Network Intrusion/Detection product family.  SecureNet is a software product that operates on a standard computer or server and connects in-line to the customer’s network.  We license the SecureNet software to our customers and additionally sell software maintenance and upgrades.  We also resell standard computers for implementation of the software.

Third-Party Products

We currently resell standard commercially available computers and servers from various vendors which we integrate with our different software products for implementation into our customer networks.  We do not consider any of these third party relationships to be material to the Company’s business or results of operations.

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

During 2011 and 2010, our research and development expenditures were approximately $1.6 and $1.4 million, respectively.  All of our expenditures for research and development have been expensed as incurred.  At December 31, 2011, we had 22 employees engaged in research, product development and engineering.

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

Foreign Sales.  We believe that rapidly evolving international markets are important sources of future sales. Our export sales are currently being made through an indirect sales force comprised of international resellers in Europe and Asia.  Export sales accounted for approximately 0.2% of total revenue in 2011 and 2010.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report for a geographic breakdown of our revenue in 2011 and 2010. Sales to foreign customers and resellers generally have been made in United States dollars.

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

In 2011, 38.4% of our revenue was derived from a variety of U.S. government entities through direct sales and indirectly through system integrators and resellers.  In 2011, 34.2% of our total revenues are attributable to three U.S. Government customers through direct and indirect channels, one of which exceeded 10% of total revenue individually in 2011.  Comparatively, sales to the U.S. Government through direct and indirect channels totaled 60.3% of total revenues for 2010 and 59.7% of our total revenues in 2010 were attributable to two customers, both of which exceeded 10% of our total revenues individually.  A reduction in our sales to U.S. government entities could have a material adverse effect on our business and operating results if not replaced.

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

There are numerous companies competing in various segments of the data security markets. At this time, we have limited competitors for TraceCop; however, we expect competitors to emerge in the future.  These competitors perform some of the functions that we perform with TraceCop but not all of the functions.  Also, we have been collecting the TraceCop data continuously for more than six years.  We believe that none of our current or future competitors have the ability to provide this historical data.  In our newest market segment, data mining, we compete with several small companies including Niksun and NetScout. Our competitors in the regulated information compliance market include Vontu (Symantec), Port Authority (Websense), Vericept, Reconnex (McAfee Inc.), Tablus (RSA Security) and a small number of start-up companies that entered the space within the last two years.  Our principal competitors in the network intrusion prevention and detection market include Internet Security Systems, Inc. (IBM), Cisco Systems, Inc., Symantec, Inc., Netscreen  (Juniper Networks, Inc.), McAfee Inc., Tipping Point Technologies, a division of 3Com Corporation, and NFR Security (Checkpoint).

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

Employees

As of December 31, 2011, we employed a total of 31 full time persons, including 8 in sales, marketing and technical support, 19 in research, product development and engineering, and 4 in administration and finance.

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

As of December 31, 2011, we had cash and cash equivalents of approximately $308,000, down from approximately $540,000 as of December 31, 2010.  We generated net loss of $933,000 for the year ended December 31, 2011 compared to a net income of $226,000 for the year ended December 31, 2010.  As of December 31, 2011, in addition to cash and cash equivalents of $308,000, we had $115,000 in funding available under our $0.625 million line of credit at Silicon Valley Bank (“SVB”) and $0.67 million funding available from a promissory note to borrow up to $2.2 million from G. Ward Paxton, the Company’s Chief Executive Officer.   We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources.   Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have  sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through Company profits, our line of credit, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

We had a net loss of $0.9 million for the year ended December 31, 2011 and have an accumulated deficit of $58.8 million as of December 31, 2011.  To achieve sustainable profitability, we must generate increased revenue.

For the year ended December 31, 2011, we sustained a net loss of $0.9 million and had an accumulated deficit of approximately $58.8 million as of December 31, 2011, compared to a net income of $0.2 million and an accumulated deficit of approximately $57.9 million as of December 31, 2010.  We need to generate greater revenue from the sales of our products if we are to sustain profitability.  If we are unable to generate greater revenue, net losses may continue and we may never be able to sustain profitability or generate positive cash flow from operations in the future.

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

A large percentage of our revenues result from sales to U.S. government entities.  If we were to lose one or more of these key relationships, our revenues could decline and our business and prospects may be materially harmed. We expect that even if we are successful in developing relationships with non-governmental customers, our revenues will continue to be concentrated among government entities. For the years ended December 31, 2009, 2010 and 2011, sales to U.S. government entities collectively accounted for 77.5%, 60.3% and 38.4% of our total net revenues, respectively. The loss of any of these key relationships may send a negative message to other U.S. government entities or non-governmental customers concerning our product offering.  We cannot assure you that U.S. government entities will be customers of ours in future periods or that we will be able to diversify our customer portfolio to adequately mitigate the risk of loss of any of these customers.

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

For the years ended December 31, 2009, 2010 and 2011, we derived 65.5%, 61.0% and 39.3% of our revenues from sales through indirect sales channels, such as distributors, value-added resellers, system integrators, original equipment manufacturers and managed service providers.  We must expand our sales through these indirect channels in order to increase our revenues.  We cannot assure you that our products will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues.  Further, many of our competitors are also trying to sell their products through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our products.

The payment of dividends on our preferred stock may strain our cash resources.

On March 25, 2004, we completed a $5,000,000 private placement pursuant to which we issued 1,000,000 shares of our 5% Convertible Preferred Stock (the “Series 1 Preferred Stock”) and warrants to acquire 556,619 shares of our common stock.  The conversion price for the Series 1 Preferred Stock is $3.144 per share.  As of February 28, 2012, there were 220,000 shares of the Series 1 Preferred Stock outstanding, representing approximately 349,873 shares of common stock upon conversion.

On March 28, 2005, we completed a $2,663,000 private placement pursuant to which we issued 1,065,200 shares of our Series 2 5% Convertible Preferred Stock (the “Series 2 Preferred Stock”) and warrants to acquire 532,600 shares of our common stock.  The conversion price for the Series 2 Preferred Stock is $2.50 per share.  As of February 28, 2012, there were 460,000 shares of the Series 2 Preferred Stock outstanding, representing 460,000 shares of common stock upon conversion.

On December 2, 2005, we completed a $1,230,843 private placement pursuant to which we issued 564,607 shares of our Series 3 5% preferred stock  (the “Series 3 Preferred Stock”) and warrants to acquire 282,306 shares of our common stock.  The conversion price for the Series 3 Preferred Stock is $2.18 per share.   As of February 28, 2012, there were 354,056 shares of Series 3 Preferred Stock outstanding, representing 354,056 shares of common stock upon conversion.

You will experience substantial dilution upon the conversion or redemption of the shares of preferred stock and the exercise of warrants that we issued in our private placements or in the event we raise additional funds through the issuance of new shares of our common stock or securities convertible or exercisable into shares of common stock.

On March 9, 2012, we had 11,972,017 shares of common stock outstanding.  Upon conversion of all outstanding shares of preferred stock, we will have 13,135,946 shares of common stock outstanding, approximately a 9.7% increase in the number of shares of our common stock outstanding.

In addition, management may issue additional shares of common stock or securities exercisable or convertible into shares of common stock in order to finance our continuing operations.  Any future issuances of such securities would have additional dilutive effects on the existing holders of our Common Stock.

Further, the occurrence of certain events could entitle holders of our Series 2 Preferred Stock and Series 3 Preferred Stock to require us to redeem their shares for a certain number of shares of our common stock.  Assuming (i) we have paid all liquidated damages and other amounts to the holders, (ii) paid all outstanding dividends, (iii) a volume weighted average price of $0.62, which was the ten-day volume weighted average closing price of our common stock on March 9, 2012, and (iv) our 11,972,017 shares of common stock outstanding on March 9, 2012, upon exercise of their redemption right by the holders of the Series 3 Preferred Stock and the Series 2 Preferred Stock, we would be obligated to issue approximately 5,540,000 shares of our common stock.  This would represent an increase of approximately 46.0% in the number of shares of our common stock as of March 9, 2012.

The conversion of preferred stock we issued in the private placements may cause the price of our common stock to decline.

The holders of the shares of our 5% Preferred Stock may freely convert their shares of preferred stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of February 28, 2012, 780,000 shares of our 5% Preferred Stock had converted into 1,240,457 shares of common stock.

The holders of the shares of Series 2 5% Preferred Stock may freely convert their shares of preferred stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of February 28, 2012, 605,200 shares of Series 2 Preferred Stock had converted into 605,200 shares of common stock.

The holders of the shares of Series 3 5% Preferred Stock may freely convert their shares of Series 3 Preferred Stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of February 28, 2012, 210,551 shares of Series 3 Preferred Stock had converted into 210,551 shares of common stock.

For the four weeks ended on March 9, 2012, the average daily trading volume of our common stock on the OTCBB was 5,450 shares.  Consequently, if holders of preferred stock or warrants elect to convert their remaining shares or exercise their warrants and sell a material amount of their underlying shares of common stock on the open market, the increase in selling activity could cause a decline in the market price of our common stock.  Furthermore, these sales, or the potential for these sales, could encourage short sales, causing additional downward pressure on the market price of our common stock.

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

On March 9, 2012, we had 11,972,017 shares of common stock outstanding.  Upon the exercising of current options issued at or below the exercise price of $0.50, we will have 13,347,199 shares of common stock outstanding, approximately an 11.5% increase in the number of shares of our common stock outstanding.

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

As of February 28, 2012, our executive officers, directors and preferred stockholders beneficially own approximately 27% of our voting power.  In addition, other related parties control approximately 30% of our voting power.  As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us.  These stockholders may use their influence to approve or take actions that may be adverse to the interests of holders of our Common Stock.  Further, we contemplate the possible issuance of shares of our Common Stock or of securities exercisable or convertible into shares of our Common Stock in the future to our Chief Executive Officer and Chief Financial Officer.  Any such issuance will increase the percentage of stock our Chief Executive Officer, Chief Financial Officer and our management group beneficially hold.

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

The market price of our common stock has been highly volatile in the past and may continue to be volatile in the future.  For example, in fiscal year 2011, the market price of our common stock on the Over The Counter Bulletin Board (“OTCBB”) market fluctuated between $0.30 and $0.85 per share.  The market price of our common stock may fluctuate significantly in the future in response to a number of factors, many of which are outside our control, including:

•      variations in our quarterly operating results;

•      changes in estimates of our financial performance by securities analysts;

•      changes in market valuations of our competitors;

•      thinly traded common stock;

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

Item 2.          Properties.

Our headquarters are located in a two-story building in Richardson, Texas.  We occupy approximately 28,000 square feet of floor space in this facility. This facility houses our corporate administration, operations, marketing, research and development, engineering, sales and technical support personnel.  The lease for this facility extends through December 2012.

Approximately thirty percent of our security software research and development and engineering staff is located in two separate small facilities in San Diego, California.  The leases for these facilities are currently set to expire in March 2013.

We believe that the existing facilities at December 31, 2011 will be adequate to meet our operational requirements through 2012.  We believe that all such facilities are adequately covered by appropriate property insurance.  See Note 4  to our Consolidated Financial Statements for additional information regarding our obligations under leases.

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

PART II

Item 5.          Market for Common Equity and Related Stockholder Matters and Business Issuer Purchases of Equity Securities.

Our common stock trades on the OTCBB, where it is currently listed under the symbol “INTZ.”  As of February 28, 2012, there were approximately 125 registered holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low closing price per share of our common stock, as reported by the OTCBB.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2011		2010
	High	Low	High	Low

First Quarter	$.85	$.41	$.99	$.37
Second Quarter	.69	.32	. 95.71
Third Quarter	.80	.30	1.09	.71
Fourth Quarter	.75	.31	1.10	.62

We have not declared or paid cash dividends on our common stock in our two most recent fiscal years.  We intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.  Future dividends on common stock, if any, will be determined by our Board of Directors.  However, shares of our 5% convertible preferred stock accrue cash dividends equal to $0.25 per share per annum, payable in arrears on March 31 and September 30 of each year, and shares of our Series 2 5% and Series 3 5% convertible preferred stock accrue cash dividends equal to $0.125 and $0.109 per share per annum, respectively, payable in arrears on the first business day of March, June, September and December of each year.  During the fiscal year ended December 31, 2011, we accrued $55,000 in dividends to the holders of our 5% Preferred Stock, $58,000 in dividends to the holders of our Series 2 5% Preferred Stock and $39,000 in dividends to the holders of our Series 3 5% Preferred Stock.  Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.

All stock option plans under which our common stock is reserved for issuance have previously been approved by our stockholders. The following table provides summary information as of December 31, 2011 for all of our equity compensation plans (in thousands, except per share data). See Note 9 to our consolidated financial statements for additional discussion.

	Number of shares of common stock to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options.	No. of shares of common stock remaining available for future issuance under equity compensation plans.

Equity compensation plans approved by security holders	2,691	(1)	$0.77	857.5
Equity compensation plans not approved by security holders	—		—	—
Total	2, 691		$0.77	857.5

(1)   Included in the outstanding options are 2,475,500 from the 2005 Stock Incentive Plan, 193,000 from the 1995 Stock Option Plan and 22,500 from the 1995 Non-Employee Director Stock Option Plan.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

This Annual Report on Form 10-K, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Description of Business,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 .  These statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology.  You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements.  Factors that may cause actual results to differ materially from current expectations, which we describe in more detail elsewhere in this Annual Report on Form 10-K under the heading “Risk Factors,” include, but are not limited to:

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

Our revenues have been fairly consistent over the past few years due primarily to our focus on our TraceCop product line.  To date, we have not encountered significant competition in the TraceCop market that has caused us to decrease our sales prices when compared to sales prices in previous years.  To help keep our operations more cash flow neutral, we held our employee headcount at a reasonable level in 2011 compared to 2010.  At December 31, 2010 we employed 27 employees and at December 31, 2011 we employed 31 employees.  As a result of our TraceCop sales efforts, our margins have remained consistent at 63.1% in 2010, and 61.5% in 2011.

In order for us to operate and grow our business, we must continue to sustain operating profits and cash flow positive.  This will require us to counteract reduced sales of our SecureNet products by generating additional revenues from sales of our entity identification software and data mining products.  In order to obtain these sales, our products must gain acceptance in intensely competitive and emerging markets.  We believe our ability to introduce our TraceCop and Savant products into the marketplace in a timely manner and our efforts to effectively control spending levels will help us achieve these results.

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

We recognize software revenue from the licensing of our software products in accordance with FASB ASC Topic 605 whereby revenue from the licensing of our products is not recognized until all four of the following have been met: i) execution of a written agreement; ii) delivery of the product has occurred; iii) the fee is fixed and determinable; and iv) collectability is probable.  Bundled hardware and software product revenue is recognized at time of delivery, as our licenses are not sold on a subscription basis.  Product sales which include maintenance and customer support allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy using the relative selling price method.  All of our product offering and service offering market values are readily determined based on current and prior stand-alone sales.  We defer and recognize maintenance and support revenue over the term of the contract period, which is generally one year.

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

Results of Operations

The following tables set forth, for the periods indicated, certain financial data as a percentage of net revenue.

	Year Ended December 31,
	2011	2010

Net product revenue	97.1%	96.3%
Net customer support and maintenance revenue	2.9	3.7
Total revenue	100.0	100.0
Cost of product revenue	38.1	36.5
Cost of customer support and maintenance revenue	0.4	0.4
Total cost of revenue	38.5	36.9
Gross profit	61.5	63.1
Operating expenses:
Sales and marketing	25.8	16.5
Research and development	29.1	25.0
General and administrative	20.6	17.7
Operating income (loss)	(14.0)	3.9
Interest expense, net	(1.2)	(0.7)
Other income (expense), net	(2.2)	0.8
Income (loss) from operations before income taxes	(17.4)	4.0
Income tax provision	—	—
Net income (loss)	(17.4)	4.0
Preferred stock dividends accrued	(2.9)	(2.7)
Net income (loss) attributable to common stockholders	(20.3)%	1.3%

	2011	2010

Domestic revenue	99.8%	99.8%
Export revenue to:
Europe	0.1	0.1
Asia	—	—
Latin America	0.1	0.1
Australia	—	—
Net revenue	100.0%	100.0%

2011 compared with 2010

Net Revenue

Total revenue decreased 4.3% to $5.3 million in 2011 from $5.6 million in 2010.  The decrease in revenue is related to decreased sales from our TraceCop product lines.  Our customer support and maintenance revenue decreased 23.9% from $0.2 million in 2010 to $0.16 million in 2011.  This decline is mainly due to the expiration of maintenance contracts related to our SecureNet product line.  Our product revenues decreased 3.5% from $5.4 million in 2010 to $5.2 million in 2011.   We expect our product revenues to increase in the future as the market acceptance of our TraceCop and Savant product lines increase.

Export sales in 2011 remained constant $11 thousand, or 0.2% of net revenue, compared to $11 thousand, or 0.2% of net revenue in 2010 primarily due to our focus on domestic revenue sales.  Sales of our products internationally may be subject to currency exchange risk, which may cause our products to effectively increase in price, if the exchange rate moves significantly and the dollar gains value over the foreign currency.

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

Gross Profit

Gross profit decreased 7% to $3.3 million in 2011 from $3.5 million in 2010. As a percentage of net revenue, gross profit decreased from 63.1% in 2010 to 61.5% in 2011.  Gross profit on products decreased from 62.1% in 2010 to 60.8% in 2011.  Gross profit declined in 2011 compared to 2010 because of changes in the product mix and slightly higher labor cost associated with TraceCop sales.  Gross profit on customer support and maintenance decreased from 90.3% in 2010 to 86.2% in 2011.

Gross profit as a percentage of net revenue is impacted by several factors, including shifts in product mix, changes in channels of distribution, sales volume, fluctuations in manufacturing costs, pricing strategies, and fluctuations in sales of integrated third-party products.

Sales and Marketing

Sales and marketing expenses increased to $1.4 million or 25.9% of net revenue in 2011, compared to $0.9 million or 16.5% of net revenue in 2010.  The increase in sales and marketing expense is due to an increase in sales employees.  We expect sales and marketing expenses to increase as net revenue levels increase in 2012.

Research and Development

Research and development expenses increased 11.5% to $1.6 million or 29.1% of net revenue in 2011 compared to $1.4 million or 25.0% of net revenue in 2010.  Research and development expenses increased due to increased development in our Savant product line.  Our research and development costs are expensed in the period in which they are incurred. We expect research and development expenses to increase as net revenue levels increase in 2012.

General and Administrative

General and administrative expenses edged up to $1.1 million, or 20.6% of net revenue in 2011 compared to $1.0 million or 17.7 % of net revenue in 2010 as a result of continuing efforts to keep spending under control.  We expect general and administration expenses to increase as net revenue levels increase in 2012.

Interest Expense

Interest expense increased to $66 thousand in 2011 compared to $41 thousand in 2010.  Interest expense increased because of accounting for capital leases and taking on new debt in 2011 compared to 2010.  Interest expense will vary in the future based on our cash flow and borrowing needs.

Income Taxes

Our effective income tax rate was 0% in 2011 and 2010 as valuation allowances have been recorded for the entire amount of the net deferred tax assets due to uncertainty of realization.

Liquidity and Capital Resources

Our principal source of liquidity at December 31, 2011 was $0.3 million of cash and cash equivalents. As of December 31, 2011, we do not hold investments with a stated maturity beyond one year. Working capital deficiency at December 31, 2011 was $(0.1) million compared to $(0.7) million at December 31, 2010.

Net cash used in operations in 2011 was $1.4 million, primarily due to a net loss of $933 thousand and an $886 thousand decrease in deferred revenue for the year and the following uses of cash: $258 thousand increase in accounts receivable and a $68 thousand increase in prepaid expenses and other assets. This was partially offset by the following sources of cash and non-cash items: a $102 thousand increase in accounts payable and accrued expenses, $220 thousand in stock-based compensation, and a $119 thousand write-off of a foreign subsidiary’s cumulative translation adjustment, a $56 thousand decrease in inventories, and $109 thousand in depreciation expense. Net cash provided by operations in 2010 was $1.3 million, primarily due to an $890 thousand increase in deferred revenue for the year and the following sources of cash and non-cash items: net income of $226 thousand for the year, $160 thousand in stock-based compensation, a $129 thousand decrease in accounts receivable, a $45 thousand decrease in prepaid expenses and other assets, and $76 thousand in depreciation expense.  This was partially offset by the following uses of cash and non-cash items: a $155 thousand decrease in accounts payable and accrued expenses, a $54 thousand increase in inventories, and a $47 thousand write-off of a foreign subsidiary’s cumulative translation adjustment.  Future fluctuations in accounts receivable, inventory balances and accounts payable will be dependent upon several factors, including quarterly sales, timely collection of accounts receivable, and the accuracy of our forecasts of product demand and component requirements.

Net cash used in investing activities in 2011 was $29 thousand for purchases of property and equipment.  Net cash used in investing activities in 2010 was $48 thousand for purchases of property and equipment.

Cash provided by financing activities in 2011 was $1.3 million, primarily consisting of net financing proceeds from a loan by an officer of $1.3 million, as well as these other items: proceeds from line of credit of $80 thousand, exercise of stock options of $20 thousand, exercise of warrants of $25 thousand, and waived penalties on dividends of $4 thousand.  This was offset with payments of dividends of $51 thousand and payments of principal on capital leases of $42 thousand.  Cash used in financing activities in 2010 was $1.2 million, consisting of net payments on a loan by an officer of $740 thousand and payments of dividends of $462 thousand.

At December 31, 2011, we had a commitment of $127 thousand for capital lease expenditures. Operating lease commitments of $0.4 million are detailed in the Contractual Obligations section below. During 2011, we funded our operations through the use of available cash, cash equivalents and investments, our line of credit and loans from our Company’s CEO.

As of December 31, 2011, we had cash, cash equivalents and investments in the amount of approximately $0.3 million, decreasing from $0.5 million as of December 31, 2010.  Throughout 2011, we continued to realize the benefit of cost-cutting actions taken in previous years.

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

On February 9, 2012, the Company entered into an unsecured revolving promissory note to borrow up to $2,200,000 from G. Ward Paxton, the Company’s Chief Executive Officer.  Under the terms of the note, the Company may borrow, repay and reborrow on the loan as needed up to an outstanding principal balance due of $2,200,000 at any given time through March 2013.

On March 29, 2006, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) to establish a $1.0 million line of credit (the “2006 Credit Line”).  On June 30, 2008, we entered into an Amended and Restated Loan and Security Agreement with SVB to, among other things, replace the 2006 Credit Line with a $2.5 million line of credit (the “2008 Credit Line”).  On June 26, 2011, we entered into the Third Amendment to the Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”) with SVB to replace our expiring line with a $0.625 million line of credit (the “Current Line of Credit”).  Our obligations under the Loan Agreement are secured by substantially all of our assets, including all of our intellectual property.  In addition, G. Ward Paxton, the Company’s Chief Executive Officer, has established a Guaranty Agreement with SVB securing all outstanding balances under the Current Line of Credit.  Borrowings under the Current Line of Credit are based on advances (each an “Advance”) against certain of our accounts receivable that are approved by SVB (each an “Eligible Account”).  SVB may make an Advance of up to eighty percent (80%) of each Eligible Account, or such other percentage SVB may determine in its sole discretion.  Each Advance is subject to a finance charge calculated as a daily rate that is based on a 360-day annual rate of the greater of the prime rate plus 2.0% or 7.0%.  Finance charges are payable at the same time its related Advance is due.  Each Advance is also subject to a monthly collateral handling fee of 0.5% of all outstanding Advances, depending on certain qualifying financial factors specified in the Loan Agreement.  The collateral handling fee is payable at the same time its related Advance is due.  Each Advance must be repaid at the earliest of (a) the date that the Eligible Account related to the Advance is paid, (b) the date the Eligible Account is no longer eligible under the Loan Agreement, or (c) the date on which any “Adjustment” (as defined in the Loan Agreement) is asserted to the Eligible Account.  On June 25, 2012, the Loan Agreement terminates and all outstanding Advances, accrued but unpaid finance charges, outstanding collateral handing fees, and other amounts become due under the Loan Agreement and related documents.  We have certain non-financial and financial covenants, including a liquidity coverage ratio and a rolling EBITDA computation, as defined in the Loan Agreement.

As of December 31, 2011, we had cash and cash equivalents of approximately $308,000, down from approximately $540,000 as of December 31, 2010.  We generated net loss of $933,000 for the year ended December 31, 2011 compared to a net income of $226,000 for the year ended December 31, 2010.  As of December 31, 2011, in addition to cash and cash equivalents of $308,000, we had $115,000 in funding available under our $0.625 million line of credit at SVB and $0.67 million funding available from a promissory note to borrow up to $2.2 million from G. Ward Paxton, the Company’s Chief Executive Officer.   We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources.   Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have  sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through Company profits, our line of credit, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

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

Contractual Obligations

The following table sets forth certain information concerning the future contractual obligations under our leases at December 31, 2011.  We had no other significant contractual obligations at December 31, 2011.

Future minimum lease obligations consisted of the following at December 31, 2011 (in thousands):

	Operating	Capital Lease
Year ending December 31,	Leases	Obligations	Total
2012	$377	$84	$461
2013	—	40	40
2014	—	17	17
2015 and thereafter	—	—	—
	$377	$141	$518

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 9.          Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.      Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s evaluation included an assessment of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company’s overall control environment.  Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of the year ended December 31, 2011 to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  The Company reviewed the results of management’s assessment with the Audit Committee of the Board of Directors.

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

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls or internal control over financial reporting will prevent or detect all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of the effectiveness of controls to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2011, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Certain information required by Part III is omitted from this Form 10-K because we will file a definitive Proxy Statement for our 2012 annual meeting of stockholders pursuant to Regulation 14A (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included therein is incorporated herein by reference.

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

Item 14.        Principal Accounting Fees and Services.

The information called for by this item is incorporated herein by reference to the Proxy Statement.

Item 15.        Exhibits and Financial Statement Schedules.

(a)           1.   Consolidated Financial Statements.

The following consolidated financial statements of Intrusion Inc. and subsidiaries, are submitted as a separate section of this report (See F-pages):

(b)                                 Exhibits

The following Exhibits are filed herewith pursuant to Item 601 of Regulation S-K or incorporated herein by reference to previous filings as noted:

Exhibit Number	Description of Exhibit
3.1(5)	Restated Certificate of Incorporation of the Registrant
3.2(7)	Certificate of Amendment to Certificate of Incorporation of Registrant
3.3(8)	Certificate of Designations for the Registrant’s 5% Convertible Preferred Stock
3.4(10)	Certificate of Designations of the Registrant’s Series 2 5% Convertible Preferred Stock
3.5(11)	Certificate of Designations for the Registrant’s Series 3 5% Convertible Preferred Stock
3.6(4)	Bylaws of the Registrant
4.1(9)	Specimen Common Stock Certificate
4.2(8)	Specimen 5% Convertible Preferred Stock Certificate
4.3(10)	Specimen Series 2 5% Convertible Preferred Stock Certificate
4.4(11)	Specimen Series 3 5% Convertible Preferred Stock Certificate
4.5(8)	Form of Warrant to Purchase Shares of Common Stock issued to the investors in the Registrant’s March 25, 2004 private placement
4.6(8)	Warrant to Purchase Common Stock dated March 25, 2004, issued by the Registrant to Black Point Partners
4.9(10)	Form of Common Stock Purchaser Warrant issued to the investors in the Registrant’s March 28, 2005 private placement
4.10(10)	Form of Representative’s Warrant for the Purchase of Shares of Common Stock issued to certain affiliates of Stonegate Securities, Inc. on March 28, 2005
4.15(11)	Form of Common Stock Purchaser Warrant issued to the investors in the Registrant’s December 2, 2005 private placement
4.16(11)	Form of Representative’s Warrant for the Purchase of Shares of Common Stock issued to certain affiliates of Stonegate Securities, Inc. on December 2, 2005
10.2(24)	1995 Stock Option Plan of the Registrant, as amended
10.3(1)	Form of Indemnification Agreement
10.4(2)	1995 Non-Employee Directors Stock Option Plan of the Registrant (amended and restated as of January 10, 2002)
10.5(9)	Lease Agreement between CalWest Industrial Holdings Texas, L.P. and Intrusion Inc.
10.6(8)	Securities Purchase Agreement dated as of March 25, 2004, by and among the Registrant and the purchasers listed on Exhibit A thereto
10.7(4)	Amended and Restated 401(k) Savings Plan of the Registrant
10.8(4)	1997 Employee Stock Purchase Plan of the Registrant, as amended January 17, 2001
10.9(6)	Intrusion Inc. 401(k) Savings Plan Summary of Material Modifications
10.10(12)	2005 Stock Incentive Plan of the Registrant (amended and restated as of May 30, 2007)
10.10(23)	Amended 2005 Stock Incentive Plan of the Registrant
10.11(12)	Form of Notice of Grant of Stock Option

10.12(12)	Form of Stock Option Agreement
10.13(12)	Form of Stock Issuance Agreement
10.14(12)	Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Initial Grant)
10.15(12)	Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Annual Grant)
10.16(12)	Form of Automatic Stock Option Agreement
10.17(10)	Securities Purchase Agreement dated as of March 28, 2005, by and among the Registrant and the investors listed on Exhibit A thereto
10.18(11)	Securities Purchase Agreement dated as of December 2, 2005, by and among the Registrant and the investors listed on Exhibit A thereto
10.19(14)	Loan and Security Agreement dated as of March 29, 2006, by and between the Registrant and Silicon Valley Bank (extended on March 28, 2008)
10.20(14)	Intellectual Property Security Agreement dated as of March 29, 2006, by and between the Registrant and Silicon Valley Bank
10.21(15)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and G. Ward Paxton, dated December 28, 2006.
10.21(15)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and Michael L. Paxton, dated December 28, 2006.
10.21(16)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and G. Ward Paxton, dated March 15, 2007.
10.21(16)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and Michael L. Paxton, dated March 15, 2007.
10.21(17)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and G. Ward Paxton, dated June 27, 2007.
10.21(17)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and Michael L. Paxton, dated June 27, 2007.
10.21(18)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and G. Ward Paxton, dated September 26, 2007.
10.21(19)	Promissory Note dated as of January 30, 2008, by and between the Registrant and G. Ward Paxton
10.22(20)	Amended and Restated Loan and Security Agreement dated as of June 30, 2008, by and between the Registrant and Silicon Valley Bank
10.23(21)	Intellectual Property Security Agreement dated as of June 30, 2008, by and between the Registrant and Silicon Valley Bank
10.24(26)	First Amendment to Lease, executed on September 11, 2009, by and between Intrusion Inc. and Walton CWTX Corporate Place 87, LP
10.25(27)	Promissory Note dated as of February 9, 2012, by and between the Registrant and G. Ward Paxton
16.1(25)	Letter of KBA Group LLP dated June 5, 2009
21(5)	List of Subsidiaries of Registrant
23.1(27)	Consent of Whitley Penn LLP, Independent Registered Public Accounting Firm
31.1(27)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act
31.2(27)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act
32.1(27)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(27)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(28)	XBRL Instance Document.
101.SCH(28)	XBRL Taxonomy Extension Schema Document.
101.CAL(28)	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF(28)	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB(28)	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE(28)	XBRL Taxonomy Extension Presentation Linkbase Document.

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

(25)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 5, 2009, which Exhibit is incorporated herein by reference.

(26)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated September 16, 2009, which Exhibit is incorporated herein by reference.

(27)	Filed herewith.

(28)	Furnished herewith as an Exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2012	INTRUSION INC.
(Registrant)

	By:	/s/ G. WARD PAXTON
G. Ward Paxton
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ G. WARD PAXTON	Chairman, President,	March 29, 2012
G. Ward Paxton	Chief Executive Officer, and Director
(Principal Executive Officer)

/s/ T. JOE HEAD	Vice Chairman, Vice President	March 29, 2012
T. Joe Head	and Director

/s/ MICHAEL L. PAXTON	Vice President, Chief Financial	March 29, 2012
Michael L. Paxton	Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

/s/ JAMES F. GERO	Director	March 29, 2012
James F. Gero

/s/ J. FRED BUCY, JR.	Director	March 29, 2012
J. Fred Bucy, Jr.

/s/ DONALD M. JOHNSTON	Director	March 29, 2012
Donald M. Johnston

ANNUAL REPORT ON FORM 10-K

ITEM 7

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 and 2010

INTRUSION INC.

RICHARDSON, TEXAS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Intrusion Inc.

We have audited the accompanying consolidated balance sheets of Intrusion Inc. and subsidiaries, as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intrusion Inc. and subsidiaries, as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas

March 29, 2012

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$308	$540
Accounts receivable	480	222
Inventories, net	5	61
Prepaid expenses	90	23
Total current assets	883	846
Property and Equipment:
Equipment	813	614
Furniture and fixtures	34	34
Leasehold improvements	101	101
	948	749
Accumulated depreciation and amortization	(741)	(632)
	207	117
Other assets	40	39
TOTAL ASSETS	$1,130	$1,002

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable, trade	$171	$167
Accrued expenses	461	362
Dividends payable	123	22
Line of credit payable	80	—
Obligations under capital lease, current portion	74	—
Deferred revenue	97	983
Total current liabilities	1,006	1,534

Loan payable to officer	1,530	230
Obligations under capital lease, noncurrent portion	53	—

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $0.01 par value:
Authorized shares — 5,000
Series 1 shares issued and outstanding — 220 Liquidation preference of $1,141 in 2011	778	778
Series 2 shares issued and outstanding — 460 Liquidation preference of $1,198 in 2011	724	724
Series 3 shares issued and outstanding — 354 Liquidation preference of $804 in 2011	504	504
Common stock, $0.01 par value:
Authorized shares — 80,000
Issued shares — 11,952 in 2011 and 11,828 in 2010 Outstanding shares — 11,942 in 2011 and 11,818 in 2010	119	118
Common stock held in treasury, at cost—10 shares	(362)	(362)
Additional paid-in-capital	55,686	55,570
Accumulated deficit	(58,801)	(57,868)
Accumulated other comprehensive loss	(107)	(226)
Total stockholders’ deficit	(1,459)	(762)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,130	$1,002

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010

Net product revenue	$5,192	$5,383
Net customer support and maintenance revenue	156	205
Total revenue	5,348	5,588
Cost of product revenue	2,036	2,040
Cost of customer support and maintenance revenue	21	20
Total cost of revenue	2,057	2,060
Gross profit	3,291	3,528
Operating expenses:
Sales and marketing	1,383	921
Research and development	1,555	1,395
General and administrative	1,102	992
Operating income (loss)	(749)	220
Other income (expense)	(118)	47
Interest expense, net	(66)	(41)
Income (loss) from operations before income taxes	(933)	226
Income tax provision	—	—
Net income (loss)	(933)	226
Preferred stock dividends accrued	(151)	(136)
Net income (loss) attributable to common stockholders	$(1,084)	$90

Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.09)	$0.00

Weighted average common shares outstanding:
Basic	11,877	11,745
Diluted	11,877	13,937

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands)

	Year Ended December 31,
	2011	2010
NUMBER OF PREFERRED SHARES—ISSUED AND OUTSTANDING
Balance, beginning of year and end of year	1,034	1,034
PREFERRED STOCK
Balance, beginning of year and end of year	$2,006	$2,006
NUMBER OF COMMON SHARES—ISSUED
Balance, beginning of year	11,828	11,714
Exercise of stock options	60	4
Exercise of warrants	64	110
Balance, end of year	11,952	11,828
COMMON STOCK
Balance, beginning of year	$118	$117
Exercise of stock options and warrants	1	1
Balance, end of year	$119	$118
TREASURY SHARES
Balance, beginning of year and end of year	$(362)	$(362)
ADDITIONAL PAID-IN-CAPITAL
Balance, beginning of year	$55,570	$55,545
Stock-based compensation	220	160
Exercise of warrants	25	(1)
Exercise of stock options	19	2
Preferred stock dividends declared, net of waived penalties by shareholders	(148)	(136)
Balance, end of year	$55,686	$55,570
ACCUMULATED DEFICIT
Balance, beginning of year	$(57,868)	$(58,094)
Net income (loss)	(933)	226
Balance, end of year	$(58,801)	$(57,868)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(226)	$(179)
Extinguishment of Malaysia (2011) and France (2010) subsidiary cumulative translation adjustment	119	(47)
Balance, end of year	$(107)	$(226)
TOTAL STOCKHOLDERS’ DEFICIT	$(1,459)	$(762)

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010
Operating Activities:
Net income (loss)	$(933)	$226
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	109	76
Stock-based compensation	220	160
Extinguishment of Malaysia (2011) & France (2010) subsidiary cumulative translation adjustment	119	(47)
Changes in operating assets and liabilities:
Accounts receivable	(258)	129
Inventories	56	(54)
Prepaid expenses and other assets	(68)	45
Accounts payable, accrued expenses and other current liabilities	102	(155)
Deferred revenue	(886)	890
Net cash provided by (used in) operating activities	(1,539)	1,270
Investing Activities:
Purchases of property and equipment	(29)	(48)
Financing Activities:
Borrowings from officer	1,300	260
Borrowings from line of credit	80	—
Payments on loans from officer	—	(1,000)
Dividends paid on preferred stock	(51)	(462)
Penalties and waived penalties on dividends	4	—
Principal payments on capital lease equipment	(42)	—
Proceeds from stock options exercised	20	—
Proceeds from warrants exercised	25	1
Net cash provided by (used in) financing activities	1,336	(1,201)
Net increase (decrease) in cash and cash equivalents	(232)	21
Cash and cash equivalents at beginning of year	540	519
Cash and cash equivalents at end of year	$308	$540

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$8	$79
Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:
Preferred stock dividends accrued	151	136
Purchase of equipment through capital lease	$170	$—

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

We market and distribute our products through a direct sales force to end-users, distributors and numerous system integrators, managed service providers and value-added resellers.  Our end-user customers include banks, credit unions, other financial institutions, U.S. federal government entities, foreign government entities, hospitals and other healthcare providers. Essentially, our end-users can be defined as end-users requiring network security solutions for protecting their mission critical data.

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

References to the “Company”, “we”, “us”, “our”, “Intrusion” or “Intrusion Inc.” refer to Intrusion Inc. and its subsidiaries.  Compliance Commander™, SecureNet™ and TraceCop™ are registered trademarks of Intrusion Inc.

As of December 31, 2011, we had cash and cash equivalents of approximately $308,000, down from approximately $540,000 as of December 31, 2010.  We generated a net loss of $933,000 for the year ended December 31, 2011 compared to net income of $226,000 for the year ended December 31, 2010.  As of December 31, 2011, in addition to cash and cash equivalents of $308,000, we had $115,000 in funding available under our $0.625 million line of credit at Silicon Valley Bank (“SVB”) and $0.67 million funding available from a promissory note to borrow up to $2.2 million from G. Ward Paxton, the Company’s Chief Executive Officer.   We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources.   Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have  sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through Company profits, our line of credit, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

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

Property and Equipment

Equipment and furniture and fixtures are stated at cost less accumulated depreciation and depreciated on a straight-line basis over the estimated useful lives of the assets.  Such lives vary from 1 to 5 years.  Leasehold improvements are stated at cost less accumulated amortization and are amortized on a straight-line basis over the shorter of estimated useful lives of the assets or the remaining terms of the leases.   Such lives vary from 2 to 5 years.  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.  Repair and maintenance costs are expensed as incurred. Depreciation and amortization expense totaled approximately $109,000 and $76,000 for the years ended December 31, 2011 and 2010, respectively.

Long-Lived Assets

We review long-lived assets, including property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows to be generated by the asset.  If the carrying value exceeds the future undiscounted cash flows, the assets are written down to fair value.  During the years ended December 31, 2011 and 2010, there was no impairment of long-lived assets.

Foreign Currency

All assets and liabilities in the balance sheets of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at year-end exchange rates.  All revenues and expenses in the statement of operations, of these foreign subsidiaries, are translated at average exchange rates for the year.  Translation gains and losses are not included in determining net income but are shown in accumulated other comprehensive loss in the stockholders’ deficit section of the consolidated balance sheet.  Foreign currency transaction gains and losses are included in determining net income (loss) and were not significant.

Accounting for Stock Options

We account for stock options using the guidance in Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 718.  FASB ASC Topic 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

Stock-based compensation expense recognized in the statements of operations for the years ended 2011 and 2010 is based on awards ultimately expected to vest, reduced by estimated forfeitures.  FASB ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Valuation Assumptions

The fair values of option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for fiscal years ended December 31, 2011 and 2010, respectively:

	2011	2010

Weighted average grant date fair value	$0.67	$0.40
Weighted average assumptions used:
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.07%	2.21%
Expected volatility	202.07%	199.91%
Expected life (in years)	4.90	4.89

Expected volatility is based on historical volatility and in part on implied volatility.  The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior.  The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

Net Income Per Share

We report two separate net income per share numbers, basic and diluted.  Basic net income attributable to common stockholders per share is computed by dividing net income attributable to common stockholders for the year by the weighted average number of common shares outstanding for the year.  Diluted net income attributable to common stockholders per share is computed by dividing the net income attributable to common stockholders for the year by the weighted average number of common shares and dilutive common stock equivalents outstanding for the year.  Our common stock equivalents include all common stock issuable upon conversion of convertible preferred stock and the exercise of outstanding options and warrants.  Common stock equivalents are included in the diluted income per share for the years ended December 31, 2011 and 2010 except in cases where the issuance would be anti-dilutive.  The aggregate number of common stock equivalents excluded from the diluted income per share calculation at December 31, 2011 and 2010 totaled 3,872,944 and 1,000,794, respectively.

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

We recognize software revenue from the licensing of our software products in accordance with FASB ASC Topic 605 whereby revenue from the licensing of our products is not recognized until all four of the following have been met: i) execution of a written agreement; ii) delivery of the product has occurred; iii) the fee is fixed and determinable; and iv) collectability is probable. Bundled hardware and software product revenue is recognized at time of delivery, as our licenses are not sold on a subscription basis.  Product sales which include maintenance and customer support allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy using the relative selling price method.  All of our product offering and service offering market values are readily determined based on current and prior stand-alone sales.  We defer and recognize maintenance and support revenue over the term of the contract period, which is generally one year.

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

Fair Value of Financial Instruments

We calculate the fair value of our assets and liabilities which qualify as financial instruments and include additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments.  The estimated fair value of accounts receivable, accounts payable and accrued expenses, and dividends payable approximate their carrying amounts due to the relatively short maturity of these instruments.  Loans payable to officer are with a related party and as a result do not bear market rates of interest.  Management believes based on its current financial position that it could not obtain comparable amounts of third party financing, and as such cannot estimate the fair value of the loans payable to officer.  None of these instruments are held for trading purposes.

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

3. Balance Sheet Detail (in thousands)

Inventories

	December 31,
	2011	2010
Finished products	$5	$61

Accrued Expenses

	December 31,
	2011	2010

Accrued payroll	$59	$52
Accrued vacation	222	215
Accrued warranty expense	3	3
Accrued interest	54	—
Deferred rent	43	73
Other	80	19
	$461	$362

4. Commitments and Contingencies

Leases

We lease office space for our corporate headquarters in Richardson, Texas under an operating lease, the base term of which expires in December 2012.  We lease office space in San Diego, California for a portion of our security software research and development staff under two separate operating leases that expire in March 2012.

  The Company’s lease for the headquarters facility contains escalation provisions.  The Company records rent expense on facility leases on a straight-line basis.  Rent expense totaled approximately $341,000 and $340,000 for the years ended December 31, 2011 and 2010, respectively.

We have other capital lease obligations that consist primarily of obligations to purchase goods that are enforceable and legally binding.  Our obligations primarily relate to software licensing and computer equipment.

Future minimum lease obligations consisted of the following at December 31, 2011 (in thousands):

	Operating	Capital Lease
Year ending December 31,	Leases	Obligations	Total
2012	$377	$84	$461
2013	—	40	40
2014	—	17	17
2015 and thereafter	—	—	—
	$377	$141	$518

Legal Proceedings

We are subject to legal proceedings and claims that arise in the ordinary course of business. We do not believe that the outcome of those matters will have a material adverse affect on our consolidated financial position, operating results or cash flows. However, there can be no assurance such legal proceedings will not have a material impact.

We are not aware of any material claims outstanding or pending against Intrusion Inc. at December 31, 2011.

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

Employees may contribute from 1% to 25% of their annual compensation to the Plan, limited to a maximum amount as set by the Internal Revenue Service.  Participants who are over the age of 50 may contribute an additional amount of their salary per year, as defined annually by the Internal Revenue Service.  We match employee contributions at the rate of $0.25 per each $1.00 of contribution on the first 4% of compensation.  Matching contributions to the Plan were approximately $25,000 for the year ended December 31, 2011 and $23,000 for 2010.

6. Line of Credit

On March 29, 2006, we entered into a Loan and Security Agreement with SVB to establish a $1.0 million line of credit (the “2006 Credit Line”).  On June 30, 2008, we entered into an Amended and Restated Loan and Security Agreement with SVB to, among other things, replace the 2006 Credit Line with a $2.5 million line of credit (the “2008 Credit Line”).  On June 26, 2011, we entered into the Third Amendment to the Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”) with SVB to replace our expiring line with a $0.625 million line of credit (the “Current Line of Credit”).  Our obligations under the Loan Agreement are secured by substantially all of our assets, including all of our intellectual property.  In addition, G. Ward Paxton, the Company’s Chief Executive Officer, has established a Guaranty Agreement with SVB securing for all outstanding balances under the Current Line of Credit.  Borrowings under the Current Line of Credit are based on advances (each an “Advance”) against certain of our accounts receivable that are approved by SVB (each an “Eligible Account”).  SVB may make an Advance of up to eighty percent (80%) of each Eligible Account, or such other percentage SVB may determine in its sole discretion.  Each Advance is subject to a finance charge calculated as a daily rate that is based on a 360-day annual rate of the greater of the prime rate plus 2.0% or 7.0%.  Finance charges are payable at the same time its related Advance is due.  Each Advance is also subject to a monthly collateral handling fee of 0.5% of all outstanding Advances, depending on certain qualifying financial factors specified in the Loan Agreement.  The collateral handling fee is payable at the same time its related Advance is due.  Each Advance must be repaid at the earliest of (a) the date that the Eligible Account related to the Advance is paid, (b) the date the Eligible Account is no longer eligible under the Loan Agreement, or (c) the date on which any “Adjustment” (as defined in the Loan Agreement) is asserted to the Eligible Account.  On June 25, 2012, the Loan Agreement terminates and all outstanding Advances, accrued but unpaid finance charges, outstanding collateral handing fees, and other amounts become due under the Loan Agreement and related documents.  We have certain non-financial and financial covenants, including a liquidity coverage ratio and a rolling EBITDA computation, as defined in the Loan Agreement.

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

On February 9, 2012, the Company entered into an unsecured revolving promissory note to borrow up to $2,200,000 from G. Ward Paxton, the Company’s Chief Executive Officer.  Under the terms of the note, the Company may borrow, repay and reborrow on the loan as needed up to an outstanding principal balance due of $2,200,000 at any given time through March 2013.

Amounts borrowed from this officer accrue interest at a floating rate per annum equal to SVB’s prime rate plus 1% (5% at December 31, 2011).  All outstanding borrowings and accrued but unpaid interest is due on March 31, 2013.  As of December 31, 2011 the borrowings outstanding totaled $1,530,000 and accrued interest totaled $54,000.  The Company paid no interest during 2011 and paid $68,000 during 2010.

8. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets (liabilities) as of December 31, 2011 and 2010 are as follows (in thousands):

	December 31
	2011	2010

Net operating loss carryforwards	$30,094	$29,632
Net operating loss carryforwards of foreign subsidiaries	374	374
Book over tax depreciation	(30)	11
Intangible assets	40	220
Stock-based compensation expense	412	331
Other	121	162
Deferred tax assets	31,011	30,730
Valuation allowance for deferred tax assets	(31,011)	(30,730)
Deferred tax assets, net of allowance	$—	$—

Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Realization of the future benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the near to medium term.  Management has considered these factors in determining the valuation allowance for 2011 and 2010.

The differences between the provision for income taxes and income taxes computed using the federal statutory rate for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010

Reconciliation of income tax benefit to statutory rate:
Income tax benefit at statutory rate	$(317)	$77
State income taxes, net of federal income tax benefit	2	5
Changes in state net operating loss carryforwards	10	9
Permanent differences	5	3
Change in valuation allowance	277	(99)
Other	23	5
	$—	$—

At December 31, 2011, we had federal net operating loss carryforwards of approximately $87.0 million for income tax purposes that begin to expire in 2021 and are subject to the ownership change limitations under Internal Revenue Code Section 382. We also had approximately $6 million of state net operating loss carryforwards that begin to expire in 2017.

9. Stock Options

At December 31, 2011, we had three stock-based compensation plans, which are described below. These plans were developed to retain and attract key employees and directors.

In 1995, we adopted our 1995 Stock Option Plan (the “1995 Plan”), which provides for the issuance of up to 400,000 shares of common stock upon exercise of options granted pursuant to the 1995 Plan. In 2000 and 2001, our stockholders approved to increase the overall number of shares available for issuance pursuant to the plan to a total of 825,000 shares of common stock. The 1995 Plan provides for the issuance of both non-qualified and incentive stock options to our employees, officers, and employee-directors. The 1995 Plan expired by its terms on March 21, 2005 and no options were available for future issuance after the expiration.  At December 31, 2011, 67,365 employee options have been exercised and employee options to purchase a total of 193,000 shares of common stock were outstanding.

In 1995, we adopted the 1995 Non-Employee Director Stock Option Plan (the “1995 Non-Employee Director Plan”).  The 1995 Non-Employee Director Plan provided for the issuance of non-qualified stock options to non-employee directors. The 1995 Non-Employee Director Plan was amended in April 2002 to increase the number of shares available for issuance to 65,000 from 40,000 shares. The 1995 Non-Employee Director Plan expired by its terms on March 21, 2005 and no options were available for future issuance after the expiration.  No options have been exercised under the 1995 Non-Employee Director Plan.  Non-employee options to purchase a total of 22,500 shares of common stock were outstanding at December 31, 2011. A total of 62,500 options have been granted to directors pursuant to the 1995 Non-Employee Director Plan, of which, 40,000 have been cancelled.

On March 17, 2005, the Board approved the 2005 Stock Incentive Plan (the “2005 Plan”), which was approved by the stockholders on June 14, 2005.  The 2005 Plan serves as a replacement for the 1995 Non-Employee Director Plan and the 1995 Plan which expired by their terms on March 21, 2005.  The approval of the 2005 Plan had no effect on the 1995 Plans or any options granted pursuant to either plan.  All options will continue with their existing terms and will be subject to the 1995 Non-Employee Director Plan or the 1995 Plan, as applicable.  Further, the Company will not be able to re-issue any option which is cancelled or terminated under the 1995 Non-Employee Director Plan or the 1995 Plan.  The 2005 Plan provided for the issuance of up to 750,000 shares of common stock upon exercise of options granted pursuant to the 2005 Plan.  On May 30, 2007, the stockholders approved an Amendment to the 2005 Plan that increased this amount by 750,000 for a total of 1,500,000 shares of common stock that may be issued upon the exercise of options granted pursuant to the 2005 Plan. On May 29, 2008 and May 21, 2009, the stockholders approved an increase of 500,000 shares, respectively, of common stock that may be issued pursuant to the 2005 Plan for a total of 2,500,000 shares. On May 20, 2010, the stockholders approved an additional increase of 500,000 shares of common stock that may be issued pursuant to the 2005 Plan for a total of 3,000,000 shares.  On May 19, 2011, the stockholders approved an additional increase of 400,000 shares of common stock that may be issued pursuant to the 2005 Plan for a total of 3,400,000 shares.

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

Each non-employee Board member will receive an option grant for 10,000 shares of common stock upon initial election or appointment to the Board, provided that individual has not previously been employed by the Company in the preceding six (6) months.  In addition, on the date of each annual stockholders meeting, each Board member will automatically be granted an option to purchase 5,000 shares of common stock, provided he or she has served as a non-employee Board member for at least six months.  At December 31, 2011, 67,001 options had been exercised and options to purchase a total of 2,475,500 shares of common stock were outstanding.  A total of 2,931,500 options had been granted under the 2005 Plan, of which 388,999 have been cancelled and options for 857,499 shares remained available for future grant.  No shares have been issued pursuant to the Stock Issuance Program.

Common shares reserved for future issuance, including conversions of preferred stock, outstanding options and options available for future grant under all of the stock option plans totaled 4,712,427 shares at December 31, 2011 as follows, in thousands:

(In thousands)	Common Shares Reserved for Future Issuance

Preferred Stock	1,164
1995 Plan	193
1995 Non-Employee Director Plan	22
2005 Plan	3,333
Total	4,712

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

Stock Incentive Plan Summary

A summary of our stock option activity and related information for the years ended December 31, 2011 and 2010 is as follows:

	2011		2010
	Number of Options (in thousands)	Weighted Average Exercise Price	Number of Options (in thousands)	Weighted Average Exercise Price

Outstanding at beginning of year	2,380	$.82	1,913	$1.31
Granted at price = market value	303.69		345.42
Granted at price > market value	120.77		150.44
Exercised	(60)	.33	(4)	.22
Forfeited	(16)	.51	-	-
Expired	(36)	3.81	(24)	32.78

Outstanding at end of year	2,691	$.77	2,380	$.82
Options exercisable at end of year	1,791	$.89	1,419	$1.13

Stock Options Outstanding and Exercisable

Information related to stock options outstanding at December 31, 2011, is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at 12/31/11 (in thousands)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at 12/31/11 (in thousands)	Weighted Average Exercise Price

$ 0.20-$0.50	1,856	5.28 years	$0.33	1,376	$0.31
$ 0.51-$1.00	445	7.49 years	$0.72	25	$0.69
$ 1.01-$3.00	128	2.69 years	$2.42	128	$2.42
$ 3.01-$5.44	262	3.19 years	$3.20	262	$3.20
	2,691	5.32 years	$0.77	1,791	$0.89

Summarized information about outstanding stock options as of December 31, 2011, that are fully vested and those that are expected to vest in the future as well as stock options that are fully vested and currently exercisable, are as follows:

	Outstanding Stock Options (Fully Vested and Expected to Vest)*	Options that are Exercisable
As of December 31, 2011
Number of outstanding options	2,691	1,791
Weighted average remaining contractual life	5.32	4.53
Weighted average exercise price per share	$.77	$.89
Intrinsic value (in thousands)	$804	$606

* Includes effects of expected forfeitures

As of December 31, 2011, the total unrecognized compensation cost related to non-vested options not yet recognized in the statement of operations totaled approximately $125 thousand (including expected forfeitures) and the weighted average period over which these awards are expected to vest was .77 years.

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

At December 31, 2011 there were 220,000 shares of our 5% preferred stock outstanding.

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

At December 31, 2011 there were 460,000 shares of Series 2 5% preferred stock outstanding.

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

All warrants previously issued to Series 3 5% convertible preferred stock holders have expired.

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

At December 31, 2011 there are 354,056 shares of Series 3 5% preferred stock outstanding.

Dividends Payable

During the fiscal year ended December 31, 2011, we accrued $55,000 in dividends to the holders of our 5% Preferred Stock, $58,000 in dividends to the holders of our Series 2 5% Preferred Stock and $39,000 in dividends to the holders of our Series 3 5% Preferred Stock.  As of December 31, 2011, we have $123,000 in accrued and unpaid dividends included in other current liabilities.  Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.

11. Concentrations

Our operations are concentrated in one area—security software/entity identification.  Sales to the U.S. Government through direct and indirect channels totaled 38.4% of total revenues for 2011 and 60.3% of total revenues for 2010.  During 2011 approximately 34.2% of total revenues are attributable to three government customers.  During 2010 approximately 59.7% of total revenues are attributable to two government customers.  One individual commercial customer in 2011 exceeded 58% of total revenues for the year; while 2010 had one individual commercial customer that exceeded 35% of total revenues for the year.  Our similar product and service offerings are not viewed as individual segments, as our management analyzes the business as a whole and expenses are not allocated to each product offering.

12.  Subsequent Events

On February 9, 2012, the Company entered into an unsecured revolving promissory note to borrow up to $2,200,000 from G. Ward Paxton, the Company’s Chief Executive Officer.  Under the terms of the note, the Company may borrow, repay and reborrow on the loan as needed up to an outstanding principal balance due of $2,200,000 at any given time through March 2013.