Form 10-K
period 2012-12-31
INTRUSION INC
filed 2013-03-28
CIK 736012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2012:  $5,401,000.

As of March 28, 2013, 12,172,017 shares of the issuer’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement filed in connection with the Registrant’s 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Form 10-K. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the section captioned “Risk Factors” in Item 1A of this Form 10-K as well as those cautionary statements and other factors set forth elsewhere herein.

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

On February 7, 2013, the Company entered into an unsecured revolving promissory note to borrow up to $2,200,000 from G. Ward Paxton, the Company’s Chief Executive Officer.  Under the terms of the note, the Company may borrow, repay and reborrow on the loan as needed up to an outstanding principal balance due of $2,200,000 at any given time through March 2014.

Amounts borrowed from this officer accrue interest at a floating rate per annum equal to SVB’s prime rate plus 1% (5% at December 31, 2012).  All outstanding borrowings and accrued but unpaid interest is due on March 31, 2014.  As of December 31, 2012, the borrowings outstanding totaled $1,530,000 and accrued interest totaled $130,000.

Government Sales

Sales to U.S. government customers accounted for 40.5% of our revenues for the year ended December 31, 2012, compared to 38.4% of our revenue in 2011.  We expect to continue to derive a substantial portion of our revenues from sales to governmental entities in the future as we continue to market our entity identification products, our data mining products, our regulated compliance and data leakage prevention products and our network intrusion prevention products to the government.  Sales to the government present risks in addition to those involved in sales to commercial customers that could adversely affect our revenues, including potential disruption due to irregularities in or interruptions to appropriation and spending patterns, delays in approving a federal budget and the government’s reservation of the right to cancel contracts and purchase orders for its convenience.

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

During 2012 and 2011, our research and development expenditures were approximately $1.7 and $1.6 million, respectively.  All of our expenditures for research and development have been expensed as incurred.  At December 31, 2012, we had 19 employees engaged in research, product development and engineering.

Manufacturing and Supplies

Our internal manufacturing operations consist primarily of replication of software on CDs, packaging, testing and quality control of finished units.

The hardware we sell are standard off-the-shelf products, which we sell directly to OEM customers or resell from our suppliers.

Intellectual Property and Licenses

Our success and our ability to compete are dependent, in part, upon our proprietary technology.  We principally rely on a combination of contractual rights, trade secrets and copyright laws to establish and protect our proprietary rights in our products. In addition, we have recently applied for two patents with one being successfully issued and the other remaining in process.  We have also entered into non-disclosure agreements with our suppliers, resellers and certain customers to limit access to and disclosure of proprietary information. There can be no assurance that the steps taken by us to protect our intellectual property will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

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

Resellers.  Resellers such as domestic and international system integrators and VARs sell our products as stand-alone solutions to end users and integrate our products with products sold by other vendors into network security systems that are sold to end users. Our field sales force and technical support organization provide support to these resellers. Our agreements with resellers are non-exclusive, and our resellers generally sell other products that may compete with our products. Resellers may place higher priority on products of other suppliers who are larger and have more name recognition, and there can be no assurance that resellers will continue to sell and support our products.

Foreign Sales.  We believe that rapidly evolving international markets are important sources of future sales. Our export sales are currently being made through an indirect sales force comprised of international resellers in Europe and Asia.  Export sales accounted for approximately 0.1% of total revenue in 2012 compared to 0.2% in 2011.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report for a geographic breakdown of our revenue in 2012 and 2011. Sales to foreign customers and resellers generally have been made in United States dollars.

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

In 2012, 40.5% of our revenue was derived from a variety of U.S. government entities through direct sales and indirectly through system integrators and resellers.  In 2012, 38.2% of our total revenues are attributable to four U.S. Government customers through direct and indirect channels, two of which exceeded 10% of total revenue individually in 2012.  Comparatively, sales to the U.S. Government through direct and indirect channels totaled 38.4% of total revenues for 2011 and 34.2% of our total revenues in 2011 were attributable to three customers, one of which exceeded 10% of our total revenues individually.  A reduction in our sales to U.S. government entities could have a material adverse effect on our business and operating results if not replaced.

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

Competition

The market for network and data protection security solutions is intensely competitive and subject to frequent product introductions with new technologies, improved price and performance characteristics. Industry suppliers compete in areas such as conformity to existing and emerging industry standards, interoperability with networking and other security products, management and security capabilities, performance, price, ease of use, scalability, reliability, flexibility, product features and technical support.   The market for identity identification and data mining is more fragmented and thus allows more opportunities for small companies to compete in.

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

Employees

As of December 31, 2012, we employed a total of 31 full time persons, including 8 in sales, marketing and technical support, 19 in research, product development and engineering, and 4 in administration and finance.

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

As of December 31, 2012, we had cash and cash equivalents of approximately $52,000, down from approximately $308,000 as of December 31, 2011.  We generated net loss of $246,000 for the year ended December 31, 2012 compared to a net loss of $933,000 for the year ended December 31, 2011.  As of December 31, 2012, in addition to cash and cash equivalents of $52,000, we had $456,000 in funding available under our $0.625 million line of credit at Silicon Valley Bank (“SVB”) and $0.67 million funding available from a promissory note to borrow up to $2.2 million from G. Ward Paxton, the Company’s Chief Executive Officer.   We are currently obligated to make payments of accrued dividends on all our outstanding shares of preferred stock in aggregate amount equal to $279,000 that will reduce our future cash resources if and as when we become legally able to pay these accrued dividends under Delaware law.   Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have  sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through Company profits, our line of credit, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

We had a net loss of $0.2 million for the year ended December 31, 2012 and have an accumulated deficit of $59.0 million as of December 31, 2012.  To achieve sustainable profitability, we must generate increased revenue.

For the year ended December 31, 2012, we sustained a net loss of $0.2 million and had an accumulated deficit of approximately $59.0 million as of December 31, 2012, compared to a net loss of $0.9 million and an accumulated deficit of approximately $58.8 million as of December 31, 2011.  We need to generate greater revenue from the sales of our products if we are to sustain profitability.  If we are unable to generate greater revenue, net losses may continue and we may never be able to sustain profitability or generate positive cash flow from operations in the future.

If our newer products do not achieve market acceptance, our revenue growth may suffer.

Our new network security products and entity identification products have been in the market place for a limited period of time and may have longer sales cycles than our previous products.  Accordingly, we may not achieve the meaningful revenue growth needed to sustain operations.  We can provide no assurances that sales of our newer products will continue to grow or generate sufficient revenues to sustain our business.  If we are unable to recognize revenues due to longer sales cycles or other problems, our results of operations will be adversely affected, perhaps materially.

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

A large percentage of our revenues result from sales to U.S. government entities.  If we were to lose one or more of these key relationships, our revenues could decline and our business and prospects may be materially harmed. We expect that even if we are successful in developing relationships with non-governmental customers, our revenues will continue to be concentrated among government entities. For the years ended December 31, 2010, 2011 and 2012, sales to U.S. government entities collectively accounted for 60.3%, 38.4% and 40.5% of our total net revenues, respectively. The loss of any of these key relationships may send a negative message to other U.S. government entities or non-governmental customers concerning our product offering.  We cannot assure you that U.S. government entities will be customers of ours in future periods or that we will be able to diversify our customer portfolio to adequately mitigate the risk of loss of any of these customers.

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

For the years ended December 31, 2010, 2011 and 2012, we derived 61.0%, 39.3% and 33.1% of our revenues from sales through indirect sales channels, such as distributors, value-added resellers, system integrators, original equipment manufacturers and managed service providers.  We must expand our sales through these indirect channels in order to increase our revenues.  We cannot assure you that our products will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues.  Further, many of our competitors are also trying to sell their products through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our products.

The payment of dividends on our preferred stock may strain our cash resources.

On March 25, 2004, we completed a $5,000,000 private placement pursuant to which we issued 1,000,000 shares of our 5% Convertible Preferred Stock (the “Series 1 Preferred Stock”) and warrants to acquire 556,619 shares of our common stock.  The conversion price for the Series 1 Preferred Stock is $3.144 per share.  As of February 28, 2013, there were 220,000 shares of the Series 1 Preferred Stock outstanding, representing approximately 349,873 shares of common stock upon conversion.

On March 28, 2005, we completed a $2,663,000 private placement pursuant to which we issued 1,065,200 shares of our Series 2 5% Convertible Preferred Stock (the “Series 2 Preferred Stock”) and warrants to acquire 532,600 shares of our common stock.  The conversion price for the Series 2 Preferred Stock is $2.50 per share.  As of February 28, 2013, there were 460,000 shares of the Series 2 Preferred Stock outstanding, representing 460,000 shares of common stock upon conversion.

On December 2, 2005, we completed a $1,230,843 private placement pursuant to which we issued 564,607 shares of our Series 3 5% preferred stock  (the “Series 3 Preferred Stock”) and warrants to acquire 282,306 shares of our common stock.  The conversion price for the Series 3 Preferred Stock is $2.18 per share.   As of February 28, 2013, there were 354,056 shares of Series 3 Preferred Stock outstanding, representing 354,056 shares of common stock upon conversion.

If we are unable to pay scheduled dividends on shares of our preferred stock it could potentially result in additional consequences, some of them material.

Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.  We currently have dividend payments that are past due because we do not currently have a capital surplus or fiscal year net profits.  We cannot assure you that our net assets will exceed our stated capital or that we will have sufficient net profits in order to pay these dividends in the future.  These dividends continue to accrue on all our outstanding shares of preferred stock, regardless of whether we are legally able to pay them.  If we continue to be unable to pay dividends on our preferred stock, we will be required to accrue an additional late fee penalty of 18% per annum on the unpaid dividends for the Series 2 Preferred Stock and Series 3 Preferred Stock.  Our CEO, CFO and one outside board member who are invested in Series 2 and Series 3 Preferred Stock have waived any possible late fee penalties.  In addition to this late penalty, the holders of our Series 2 Preferred Stock and Series 3 Preferred Stock could elect to present us with written notice of our failure to pay dividends as scheduled, in which case we would have 45 days to cure such a breach.  In the event that we failed to cure the breach, the holders of these shares of preferred stock would then have the right to require us to redeem their shares of preferred stock for a cash amount calculated in accordance with their respective certificates of designation.  If we were required to redeem all shares of Series 2 Preferred Stock and Series 3 Preferred Stock as of February 28, 2013 the aggregate redemption price we would owe would be $2.0 million.

You will experience substantial dilution upon the conversion or redemption of the shares of preferred stock or in the event we raise additional funds through the issuance of new shares of our common stock or securities convertible or exercisable into shares of common stock.

On March 28, 2013, we had 12,172,017 shares of common stock outstanding.  Upon conversion of all outstanding shares of preferred stock, we will have 13,335,946 shares of common stock outstanding, approximately a 9.6% increase in the number of shares of our common stock outstanding.

In addition, management may issue additional shares of common stock or securities exercisable or convertible into shares of common stock in order to finance our continuing operations.  Any future issuances of such securities would have additional dilutive effects on the existing holders of our Common Stock.

Further, the occurrence of certain events could entitle holders of our Series 2 Preferred Stock and Series 3 Preferred Stock to require us to redeem their shares for a certain number of shares of our common stock.  Assuming (i) we have paid all liquidated damages and other amounts to the holders, (ii) paid all outstanding dividends, (iii) a volume weighted average price of $0.31, which was the ten-day volume weighted average closing price of our common stock on March 8, 2013, and (iv) our 12,172,017 shares of common stock outstanding on March 8, 2013, upon exercise of their redemption right by the holders of the Series 3 Preferred Stock and the Series 2 Preferred Stock, we would be obligated to issue approximately 11,524,000 shares of our common stock.  This would represent an increase of approximately 95.5% in the number of shares of our common stock as of March 8, 2013.

The conversion of preferred stock we issued in the private placements may cause the price of our common stock to decline.

The holders of the shares of our 5% Preferred Stock may freely convert their shares of preferred stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of February 28, 2013, 780,000 shares of our 5% Preferred Stock had converted into 1,240,457 shares of common stock.

The holders of the shares of Series 2 5% Preferred Stock may freely convert their shares of preferred stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of February 28, 2013, 605,200 shares of Series 2 Preferred Stock had converted into 605,200 shares of common stock.

The holders of the shares of Series 3 5% Preferred Stock may freely convert their shares of Series 3 Preferred Stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of February 28, 2013, 210,551 shares of Series 3 Preferred Stock had converted into 210,551 shares of common stock.

For the four weeks ended on March 8, 2013, the average daily trading volume of our common stock on the OTCBB was 4,470 shares.  Consequently, if holders of preferred stock elect to convert their remaining shares and sell a material amount of their underlying shares of common stock on the open market, the increase in selling activity could cause a decline in the market price of our common stock.  Furthermore, these sales, or the potential for these sales, could encourage short sales, causing additional downward pressure on the market price of our common stock.

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

On March 8, 2013, we had 12,172,017 shares of common stock outstanding.  Upon the exercising of current options issued at or below the exercise price of $0.50, we will have 13,347,199 shares of common stock outstanding, approximately an 11.5% increase in the number of shares of our common stock outstanding.

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

Our management and larger stockholders exercise significant control over our company and have the ability to approve or take actions that may be in conflict to your interests.

As of February 28, 2013, our executive officers, directors and preferred stockholders beneficially own approximately 28% of our voting power.  In addition, other related parties control approximately 30% of our voting power.  As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us.  These stockholders may use their influence to approve or take actions that may be adverse to the interests of holders of our Common Stock.  Further, we contemplate the possible issuance of shares of our Common Stock or of securities exercisable or convertible into shares of our Common Stock in the future to our Chief Executive Officer and Chief Financial Officer.  Any such issuance will increase the percentage of stock our Chief Executive Officer, Chief Financial Officer and our management group beneficially hold.

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

The market price of our common stock has been highly volatile in the past and may continue to be volatile in the future.  For example, in fiscal year 2012, the market price of our common stock on the Over The Counter Bulletin Board (“OTCBB”) market fluctuated between $0.18 and $0.75 per share.  The market price of our common stock may fluctuate significantly in the future in response to a number of factors, many of which are outside our control, including:

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

•      sales of common stock in the future; and

•                  fluctuations in stock market prices and volume, which are relatively typical for high technology companies.

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

Item 2.         Properties.

Our headquarters are located in a two-story building in Richardson, Texas.  We occupy approximately 28,000 square feet of floor space in this facility. This facility houses our corporate administration, operations, marketing, research and development, engineering, sales and technical support personnel.  The lease for this facility extends through April 2017.

Approximately thirty percent of our security software research and development and engineering staff is located in two separate small facilities in San Diego, California.  The leases for these facilities are currently set to expire in March 2014.

We believe that the existing facilities at December 31, 2012 will be adequate to meet our operational requirements through 2013.  We believe that all such facilities are adequately covered by appropriate property insurance.  See Note 4 to our Consolidated Financial Statements for additional information regarding our obligations under leases.

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

PART II

Item 5.         Market for Common Equity and Related Stockholder Matters and Business Issuer Purchases of Equity Securities.

Our common stock trades on the OTCBB, where it is currently listed under the symbol “INTZ.”  As of February 28, 2013, there were approximately 125 registered holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low closing price per share of our common stock, as reported by the OTCBB.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2012		2011
	High	Low	High	Low

First Quarter	$.75	$.31	$.85	$.41
Second Quarter	.65	.35	. 69.32
Third Quarter	.60	.25	.80	.30
Fourth Quarter	.55	.33	.75	.31

We have not declared or paid cash dividends on our common stock in our two most recent fiscal years. We intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Future dividends on common stock, if any, will be determined by our Board of Directors. However, shares of our 5% convertible preferred stock accrue cash dividends equal to $0.25 per share per annum, payable in arrears on March 31 and September 30 of each year, and shares of our Series 2 5% and Series 3 5% convertible preferred stock accrue cash dividends equal to $0.125 and $0.109 per share per annum, respectively, payable in arrears on the first business day of March, June, September and December of each year. During the fiscal year ended December 31, 2012, we accrued $55,000 in dividends to the holders of our 5% Preferred Stock, $58,000 in dividends to the holders of our Series 2 5% Preferred Stock and $39,000 in dividends to the holders of our Series 3 5% Preferred Stock. Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.

All stock option plans under which our common stock is reserved for issuance have previously been approved by our stockholders. The following table provides summary information as of December 31, 2012 for all of our equity compensation plans (in thousands, except per share data). See Note 9 to our consolidated financial statements for additional discussion.

	Number of shares of common stock to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options.	No. of shares of common stock remaining available for future issuance under equity compensation plans.

Equity compensation plans approved by security holders	2,779	(1)	$0.78	829.5
Equity compensation plans not approved by security holders	—		—	—
Total	2,779		$0.78	829.5

(1)         Included in the outstanding options are 2,573,500 from the 2005 Stock Incentive Plan, 188,175 from the 1995 Stock Option Plan and 17,500 from the 1995 Non-Employee Director Stock Option Plan.

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

Our revenues have been fairly consistent over the past few years due primarily to our focus on our TraceCop product line.  To date, we have not encountered significant competition in the TraceCop market that has caused us to decrease our sales prices when compared to sales prices in previous years.  To help keep our operation expenses under control, we held our employee headcount at a reasonable level in 2012 compared to 2011.  At December 31, 2011 we employed 31 employees and at December 31, 2012 we employed 31 employees.  As a result of our TraceCop sales efforts, our margins have remained consistent at 61.5% in 2011, and 59.6% in 2012.

In order for us to operate and grow our business, we must generate and sustain sufficient operating profits and cash flow in future periods.  This will require us to counteract reduced sales of our SecureNet products by generating additional revenues from sales of our entity identification software and data mining products.  In order to obtain these sales, our products must gain acceptance in intensely competitive industry.  We believe our ability to market and sell our TraceCop and Savant products into the marketplace in a timely manner and our efforts to effectively control spending levels will help us achieve these results.

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

Fair Value of Financial Instruments

We calculate the fair value of our assets and liabilities which qualify as financial instruments and include additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments.  The estimated fair value of accounts receivable, accounts payable and accrued expenses, and dividends payable approximate their carrying amounts due to the relatively short maturity of these instruments.  The carrying value of the line of credit payable approximates fair value since this instrument bears market interest rates.  Loans payable to officer are with a related party and as a result do not bear market rates of interest.  Management believes based on its current financial position that it could not obtain comparable amounts of third party financing, and as such cannot estimate the fair value of the loans payable to officer.  None of these instruments are held for trading purposes.

Results of Operations

The following tables set forth, for the periods indicated, certain financial data as a percentage of net revenue.

	Year Ended December 31,
	2012	2011

Net product revenue	98.1%	97.1%
Net customer support and maintenance revenue	1.9	2.9
Total revenue	100.0	100.0
Cost of product revenue	40.1	38.1
Cost of customer support and maintenance revenue	0.3	0.4
Total cost of revenue	40.4	38.5
Gross profit	59.6	61.5
Operating expenses:
Sales and marketing	19.7	25.8
Research and development	24.8	29.1
General and administrative	17.0	20.6
Operating income (loss)	(1.9)	(14.0)
Interest expense, net	(1.8)	(1.2)
Other income (expense), net	—	(2.2)
Income (loss) from operations before income taxes	(3.7)	(17.4)
Income tax provision	—	—
Net income (loss)	(3.7)	(17.4)
Preferred stock dividends accrued	(2.2)	(2.9)
Net income (loss) attributable to common stockholders	(5.9)%	(20.3)%

	2012	2011

Domestic revenue	99.90%	99.80%
Export revenue to:
Europe	0.05	0.10
Asia	—	—
Latin America	0.05	0.10
Australia	—	—
Net revenue	100.00%	100.00%

2012 compared with 2011

Net Revenue

Total revenue increased 25.2% to $6.7 million in 2012 from $5.3 million in 2011.  The increase in revenue is related to increased sales from our TraceCop product lines.  Our customer support and maintenance revenue decreased 17.9% from $0.16 million in 2011 to $0.13 million in 2012.  This decline is mainly due to the expiration of maintenance contracts related to our SecureNet product line.  Our product revenues increased 26.5% from $5.2 million in 2011 to $6.6 million in 2012.   We expect our product revenues to increase in the future as the market acceptance of our TraceCop and Savant product lines increase.

Export sales in 2012 remained constant $5 thousand, or 0.1% of net revenue, compared to $11 thousand, or 0.2% of net revenue in 2011 primarily due to our focus on domestic revenue sales.  Sales of our products internationally may be subject to currency exchange risk, which may cause our products to effectively increase in price, if the exchange rate moves significantly and the dollar gains value over the foreign currency.

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

Gross Profit

Gross profit increased 21.2% to $4.0 million in 2012 from $3.3 million in 2011. As a percentage of net revenue, gross profit decreased from 61.5% in 2011 to 59.6% in 2012.  Gross profit on products decreased from 60.8% in 2011 to 59.1% in 2012.  Gross profit declined in 2012 compared to 2011 because of changes in the product mix and slightly higher labor cost associated with TraceCop sales.  Gross profit on customer support and maintenance decreased from 86.2% in 2011 to 82.8% in 2012.

Gross profit as a percentage of net revenue is impacted by several factors, including shifts in product mix, changes in channels of distribution, sales volume, fluctuations in manufacturing costs, pricing strategies, and fluctuations in sales of integrated third-party products.

Sales and Marketing

Sales and marketing expenses decreased slightly to $1.3 million or 19.7% of net revenue in 2012, compared to $1.4 million or 25.9% of net revenue in 2011.  We expect sales and marketing expenses to increase as net revenue levels increase in 2013.

Research and Development

Research and development expenses increased slightly to $1.7 million or 24.8% of net revenue in 2012 compared to $1.6 million or 29.1% of net revenue in 2011.  Our research and development costs are expensed in the period in which they are incurred. We expect research and development expenses to increase as net revenue levels increase in 2013.

General and Administrative

General and administrative expenses remained constant at $1.1 million, or 17.1% of net revenue in 2012 compared to $1.1 million or 20.6% of net revenue in 2011 as a result of continuing efforts to keep spending under control.  We expect general and administration expenses to increase as net revenue levels increase in 2013.

Interest Expense

Interest expense increased to $116 thousand in 2012 compared to $66 thousand in 2011.  Interest expense increased because of accounting for capital leases and an increase in average monthly debt in 2012 compared to 2011.  Interest expense will vary in the future based on our cash flow and borrowing needs.

Income Taxes

Our effective income tax rate was 0% in 2012 and 2011 as valuation allowances have been recorded for the entire amount of the net deferred tax assets due to uncertainty of realization.

Liquidity and Capital Resources

Our principal source of liquidity at December 31, 2012 was $52 thousand of cash and cash equivalents. As of December 31, 2012, we do not hold investments with a stated maturity beyond one year. Working capital deficiency at December 31, 2012 was $(0.2) million compared to $(0.1) million at December 31, 2011.

Net cash used in operations in 2012 was $276 thousand, due to a net loss of $246 thousand and the following uses of cash: $466 increase in accounts receivable for the year and a $44 thousand decrease in deferred revenue. This was partially offset by the following sources of cash and non-cash items: a $78 thousand increase in accounts payable and accrued expenses, a $34 thousand increase in prepaid expenses and other assets, $213 thousand in stock-based compensation, $106 thousand in amortization expense of capital leases, and $49 thousand in depreciation expense. Net cash used in operations in 2011 was $1.4 million, primarily due to a net loss of $933 thousand and an $886 thousand decrease in deferred revenue for the year and the following uses of cash: $258 thousand increase in accounts receivable and a $68 thousand increase in prepaid expenses and other assets. This was partially offset by the following sources of cash and non-cash items: a $102 thousand increase in accounts payable and accrued expenses, $220 thousand in stock-based compensation, and a $119 thousand write-off of a foreign subsidiary’s cumulative translation adjustment, a $56 thousand decrease in inventories, and $109 thousand in depreciation expense. Future fluctuations in accounts receivable, inventory balances and accounts payable will be dependent upon several factors, including quarterly sales, timely collection of accounts receivable, and the accuracy of our forecasts of product demand and component requirements.

Net cash used in investing activities in 2012 was $21 thousand for purchases of property and equipment.  Net cash used in investing activities in 2011 was $29 thousand for purchases of property and equipment.

Cash provided by financing activities in 2012 was $41 thousand, primarily consisting of $944 thousand in payments to the line of credit and payments of principal on capital leases of $101 thousand. This was offset with $994 thousand proceeds from the line of credit, $32 thousand exercise of stock options of, $44 thousand exercise of warrants, and $16 thousand of penalties and waived penalties on dividends. Cash provided by financing activities in 2011 was $1.3 million, primarily consisting of net financing proceeds from a loan by an officer of $1.3 million, as well as these other items: proceeds from line of credit of $80 thousand, exercise of stock options of $25 thousand, exercise of warrants of $26 thousand, and waived penalties on dividends of $4 thousand.  This was offset with payments of dividends of $51 thousand and payments of principal on capital leases of $42 thousand.

At December 31, 2012, we had a commitment of $229 thousand for future capital lease expenditures. Operating lease commitments of $1.7 million are detailed in the Contractual Obligations section below. During 2012, we funded our operations through the use of available cash, cash equivalents and investments, our line of credit and loans from our Company’s CEO.

As of December 31, 2012, we had cash, cash equivalents and investments in the amount of approximately $0.1 million, decreasing from $0.3 million as of December 31, 2011.  Throughout 2012, we continued to realize the benefit of cost-cutting actions taken in previous years.

On February 9, 2012, the Company entered into an unsecured revolving promissory note to borrow up to $2,200,000 from G. Ward Paxton, the Company’s Chief Executive Officer.  Under the terms of the note, the Company may borrow, repay and reborrow on the loan as needed up to an outstanding principal balance due of $2,200,000 at any given time through March 2013.

On February 7, 2013, the Company entered into an unsecured revolving promissory note to borrow up to $2,200,000 from G. Ward Paxton, which replaced the February 9, 2012 unsecured promissory note which was previously entered into between the Company and G. Ward Paxton.  Under the terms of the note, the Company may borrow, repay and reborrow on the loan as needed up to an outstanding principal balance due of $2,200,000 at any given time through March 2014.

Amounts borrowed from this officer accrue interest at a floating rate per annum equal to SVB’s prime rate plus 1% (5% at December 31, 2012).  All outstanding borrowings and accrued but unpaid interest is due on March 31, 2014.  As of December 31, 2012, the borrowings outstanding totaled $1,530,000 and accrued interest totaled $130,000.

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

As of December 31, 2012, we had cash and cash equivalents of approximately $52,000, down from approximately $308,000 as of December 31, 2011.  We generated net loss of $246,000 for the year ended December 31, 2012 compared to a net loss of $933,000 for the year ended December 31, 2011.  As of December 31, 2012, in addition to cash and cash equivalents of $52,000, we had $456,000 in funding available under our $0.625 million line of credit at Silicon Valley Bank (“SVB”) and $0.67 million funding available from a promissory note to borrow up to $2.2 million from G. Ward Paxton, the Company’s Chief Executive Officer.   We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources.   Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have  sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through Company profits, our line of credit, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

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

Contractual Obligations

The following table sets forth certain information concerning the future contractual obligations under our leases at December 31, 2012.  We had no other significant contractual obligations at December 31, 2012.

Future minimum lease obligations consisted of the following at December 31, 2012 (in thousands):

	Operating	Capital Lease
Year ending December 31,	Leases	Obligations	Total
2013	$403	$112	$515
2014	398	89	487
2015	389	28	417
2016	389	—	389
2017 and thereafter	130	—	130
	$1,709	$229	$1,938

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s evaluation included an assessment of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company’s overall control environment.  Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of the year ended December 31, 2012 to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  The Company reviewed the results of management’s assessment with the Audit Committee of the Board of Directors.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2012, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 14.                          Principal Accounting Fees and Services.

The information called for by this item is incorporated herein by reference to the Proxy Statement.

Item 15.                          Exhibits and Financial Statement Schedules.

(a)                                 1.   Consolidated Financial Statements.

The following consolidated financial statements of Intrusion Inc. and subsidiaries, are submitted as a separate section of this report (See F-pages):

(b)                                 Exhibits

The following Exhibits are filed herewith pursuant to Item 601 of Regulation S-K or incorporated herein by reference to previous filings as noted:

Exhibit Number	Description of Exhibit
3.1(5)	Restated Certificate of Incorporation of the Registrant
3.2(7)	Certificate of Amendment to Certificate of Incorporation of Registrant
3.3(8)	Certificate of Designations for the Registrant’s 5% Convertible Preferred Stock
3.4(10)	Certificate of Designations of the Registrant’s Series 2 5% Convertible Preferred Stock
3.5(11)	Certificate of Designations for the Registrant’s Series 3 5% Convertible Preferred Stock
3.6(4)	Bylaws of the Registrant
4.1(9)	Specimen Common Stock Certificate
4.2(8)	Specimen 5% Convertible Preferred Stock Certificate
4.3(10)	Specimen Series 2 5% Convertible Preferred Stock Certificate
4.4(11)	Specimen Series 3 5% Convertible Preferred Stock Certificate
4.5(8)	Form of Warrant to Purchase Shares of Common Stock issued to the investors in the Registrant’s March 25, 2004 private placement
4.6(8)	Warrant to Purchase Common Stock dated March 25, 2004, issued by the Registrant to Black Point Partners
4.9(10)	Form of Common Stock Purchaser Warrant issued to the investors in the Registrant’s March 28, 2005 private placement
4.10(10)	Form of Representative’s Warrant for the Purchase of Shares of Common Stock issued to certain affiliates of Stonegate Securities, Inc. on March 28, 2005
4.15(11)	Form of Common Stock Purchaser Warrant issued to the investors in the Registrant’s December 2, 2005 private placement
4.16(11)	Form of Representative’s Warrant for the Purchase of Shares of Common Stock issued to certain affiliates of Stonegate Securities, Inc. on December 2, 2005
10.2(24)	1995 Stock Option Plan of the Registrant, as amended
10.3(1)	Form of Indemnification Agreement
10.4(2)	1995 Non-Employee Directors Stock Option Plan of the Registrant (amended and restated as of January 10, 2002)
10.5(9)	Lease Agreement between CalWest Industrial Holdings Texas, L.P. and Intrusion Inc.
10.6(8)	Securities Purchase Agreement dated as of March 25, 2004, by and among the Registrant and the purchasers listed on Exhibit A thereto
10.7(4)	Amended and Restated 401(k) Savings Plan of the Registrant
10.8(4)	1997 Employee Stock Purchase Plan of the Registrant, as amended January 17, 2001
10.9(6)	Intrusion Inc. 401(k) Savings Plan Summary of Material Modifications
10.10(12)	2005 Stock Incentive Plan of the Registrant (amended and restated as of May 30, 2007)
10.10(23)	Amended 2005 Stock Incentive Plan of the Registrant
10.11(12)	Form of Notice of Grant of Stock Option
10.12(12)	Form of Stock Option Agreement
10.13(12)	Form of Stock Issuance Agreement
10.14(12)	Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Initial Grant)
10.15(12)	Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Annual Grant)
10.16(12)	Form of Automatic Stock Option Agreement
10.17(10)	Securities Purchase Agreement dated as of March 28, 2005, by and among the Registrant and the investors listed on Exhibit A thereto
10.18(11)	Securities Purchase Agreement dated as of December 2, 2005, by and among the Registrant and the investors listed on Exhibit A thereto
10.19(14)	Loan and Security Agreement dated as of March 29, 2006, by and between the Registrant and Silicon Valley Bank (extended on March 28, 2008)
10.20(14)	Intellectual Property Security Agreement dated as of March 29, 2006, by and between the Registrant and Silicon Valley Bank
10.21(15)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and G. Ward Paxton, dated December 28, 2006.
10.21(15)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and Michael L. Paxton, dated December 28, 2006.
10.21(16)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and G. Ward Paxton, dated March 15, 2007.
10.21(16)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and Michael L.

Paxton, dated March 15, 2007.
10.21(17)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and G. Ward Paxton, dated June 27, 2007.
10.21(17)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and Michael L. Paxton, dated June 27, 2007.
10.21(18)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and G. Ward Paxton, dated September 26, 2007.
10.21(19)	Promissory Note dated as of January 30, 2008, by and between the Registrant and G. Ward Paxton
10.22(20)	Amended and Restated Loan and Security Agreement dated as of June 30, 2008, by and between the Registrant and Silicon Valley Bank
10.23(21)	Intellectual Property Security Agreement dated as of June 30, 2008, by and between the Registrant and Silicon Valley Bank
10.24(27)	Second Amendment to Lease, executed on September 21, 2012, by and between Intrusion Inc. and CWTX Corporate Place 87, LP
10.25(27)	Promissory Note dated as of February 7, 2013, by and between the Registrant and G. Ward Paxton
16.1(25)	Letter of KBA Group LLP dated June 5, 2009
21(5)	List of Subsidiaries of Registrant
23.1(27)	Consent of Whitley Penn LLP, Independent Registered Public Accounting Firm
31.1(27)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act
31.2(27)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act
32.1(27)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(27)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(28)	XBRL Instance Document.
101.SCH(28)	XBRL Taxonomy Extension Schema Document.
101.CAL(28)	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF(28)	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB(28)	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE(28)	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Dated: March 28, 2013	INTRUSION INC.
(Registrant)

	By:	/s/ G. WARD PAXTON
G. Ward Paxton
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ G. WARD PAXTON	Chairman, President,	March 28, 2013
G. Ward Paxton	Chief Executive Officer, and Director
(Principal Executive Officer)

/s/ T. JOE HEAD	Vice Chairman, Vice President	March 28, 2013
T. Joe Head	and Director

/s/ MICHAEL L. PAXTON	Vice President, Chief Financial
Michael L. Paxton	Officer, Treasurer and Secretary	March 28, 2013
(Principal Financial and Accounting Officer)

/s/ JAMES F. GERO	Director	March 28, 2013
James F. Gero

/s/ J. FRED BUCY, JR.	Director	March 28, 2013
J. Fred Bucy, Jr.

/s/ DONALD M. JOHNSTON	Director	March 28, 2013
Donald M. Johnston

ANNUAL REPORT ON FORM 10-K

ITEM 7

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 and 2011

INTRUSION INC.

RICHARDSON, TEXAS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Intrusion Inc.

We have audited the accompanying consolidated balance sheets of Intrusion Inc. and subsidiaries (the “Company”), as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intrusion Inc. and subsidiaries, as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas

March 28, 2013

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$52	$308
Accounts receivable	946	480
Inventories, net	5	5
Prepaid expenses	48	90
Total current assets	1,051	883
Property and Equipment:
Equipment	719	813
Furniture and fixtures	24	34
Leasehold improvements	42	101
	785	948
Accumulated depreciation and amortization	(525)	(741)
	260	207
Other assets	48	40
TOTAL ASSETS	$1,359	$1,130

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable, trade	$159	$171
Accrued expenses	548	461
Dividends payable	279	123
Line of credit payable	130	80
Obligations under capital lease, current portion	96	74
Deferred revenue	52	97
Total current liabilities	1,264	1,006

Loan payable to officer	1,530	1,530
Obligations under capital lease, noncurrent portion	116	53

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $0.01 par value:
Authorized shares — 5,000
Series 1 shares issued and outstanding — 220 Liquidation preference of $1,197 in 2012	778	778
Series 2 shares issued and outstanding — 460 Liquidation preference of $1,256 in 2012	724	724
Series 3 shares issued and outstanding — 354 Liquidation preference of $843 in 2012	504	504
Common stock, $0.01 par value:
Authorized shares — 80,000
Issued shares — 12,182 in 2012 and 11,952 in 2011 Outstanding shares — 12,172 in 2012 and 11,942 in 2011	122	119
Common stock held in treasury, at cost—10 shares	(362)	(362)
Additional paid-in-capital	55,837	55,686
Accumulated deficit	(59,047)	(58,801)
Accumulated other comprehensive loss	(107)	(107)
Total stockholders’ deficit	(1,551)	(1,459)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,359	$1,130

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011

Net product revenue	$6,569	$5,192
Net customer support and maintenance revenue	128	156
Total revenue	6,697	5,348
Cost of product revenue	2,685	2,036
Cost of customer support and maintenance revenue	22	21
Total cost of revenue	2,707	2,057
Gross profit	3,990	3,291
Operating expenses:
Sales and marketing	1,317	1,383
Research and development	1,660	1,555
General and administrative	1,143	1,102
Operating loss	(130)	(749)
Other expense	—	(118)
Interest expense, net	(116)	(66)
Loss from operations before income taxes	(246)	(933)
Income tax provision	—	—
Net loss	(246)	(933)
Preferred stock dividends accrued	(152)	(151)
Net loss attributable to common stockholders	$(398)	$(1,084)

Net loss per share attributable to common stockholders, basic and diluted	$(0.03)	$(0.09)

Weighted average common shares outstanding: Basic	12,035	11,877
Diluted	12,035	11,877
Other comprehensive income (loss):
Foreign currency translation adjustment	—	119
Comprehensive loss	$(398)	$(965)

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands)

	Year Ended December 31,
	2012	2011
NUMBER OF PREFERRED SHARES—ISSUED AND OUTSTANDING
Balance, beginning of year and end of year	1,034	1,034
PREFERRED STOCK
Balance, beginning of year and end of year	$2,006	$2,006
NUMBER OF COMMON SHARES—ISSUED
Balance, beginning of year	11,952	11,828
Exercise of stock options	130	60
Exercise of warrants	100	64
Balance, end of year	12,182	11,952
COMMON STOCK
Balance, beginning of year	$119	$118
Exercise of stock options and warrants	3	1
Balance, end of year	$122	$119
TREASURY SHARES
Balance, beginning of year and end of year	$(362)	$(362)
ADDITIONAL PAID-IN-CAPITAL
Balance, beginning of year	$55,686	$55,570
Stock-based compensation	213	220
Exercise of warrants	—	25
Exercise of stock options	73	19
Preferred stock dividends declared, net of waived penalties by shareholders	(135)	(148)
Balance, end of year	$55,837	$55,686
ACCUMULATED DEFICIT
Balance, beginning of year	$(58,801)	$(57,868)
Net loss	(246)	(933)
Balance, end of year	$(59,047)	$(58,801)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(107)	$(226)
Extinguishment of Malaysia subsidiary cumulative translation adjustment	—	119
Balance, end of year	$(107)	$(107)
TOTAL STOCKHOLDERS’ DEFICIT	$(1,551)	$(1,459)

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011
Operating Activities:
Net loss	$(246)	$(933)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	155	109
Stock-based compensation	213	220
Extinguishment of Malaysia subsidiary cumulative translation adjustment	—	119
Changes in operating assets and liabilities:
Accounts receivable	(466)	(258)
Inventories	—	56
Prepaid expenses and other assets	34	(68)
Accounts payable, accrued expenses and other current liabilities	78	102
Deferred revenue	(44)	(886)
Net cash used in operating activities	(276)	(1,539)
Investing Activities:
Purchases of property and equipment	(21)	(29)
Financing Activities:
Borrowings from officer	—	1,300
Proceeds from line of credit	994	80
Payments on line of credit	(944)	—
Dividends paid on preferred stock	—	(51)
Penalties and waived penalties on dividends	16	4
Principal payments on capital lease equipment	(101)	(42)
Proceeds from stock options exercised	76	20
Proceeds from warrants exercised	—	25
Net cash provided by financing activities	41	1,336
Net decrease in cash and cash equivalents	(256)	(232)
Cash and cash equivalents at beginning of year	308	540
Cash and cash equivalents at end of year	$52	$308

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid on leased assets	$19	$8
Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:
Preferred stock dividends accrued	152	151
Purchase of equipment through capital lease	$187	$170

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

As of December 31, 2012, we had cash and cash equivalents of approximately $52,000, down from approximately $308,000 as of December 31, 2011.  We generated net loss of $246,000 for the year ended December 31, 2012 compared to a net loss of $933,000 for the year ended December 31, 2011.  As of December 31, 2012, in addition to cash and cash equivalents of $52,000, we had $456,000 in funding available under our $0.625 million line of credit at Silicon Valley Bank (“SVB”) and $0.67 million funding available from a promissory note to borrow up to $2.2 million from G. Ward Paxton, the Company’s Chief Executive Officer.   We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources.   Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have  sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through Company profits, our line of credit, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

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

Property and Equipment

Equipment and furniture and fixtures are stated at cost less accumulated depreciation and depreciated on a straight-line basis over the estimated useful lives of the assets.  Such lives vary from 1 to 5 years.  Leasehold improvements are stated at cost less accumulated amortization and are amortized on a straight-line basis over the shorter of estimated useful lives of the assets or the remaining terms of the leases.   Such lives vary from 2 to 5 years.  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.  Repair and maintenance costs are expensed as incurred. Depreciation and amortization expense totaled approximately $155,000 and $109,000 for the years ended December 31, 2012 and 2011, respectively.

Long-Lived Assets

We review long-lived assets, including property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows to be generated by the asset.  If the carrying value exceeds the future undiscounted cash flows, the assets are written down to fair value.  During the years ended December 31, 2012 and 2011, there was no impairment of long-lived assets.

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

Stock-based compensation expense recognized in the statements of operations for the years ended 2012 and 2011 is based on awards ultimately expected to vest, reduced by estimated forfeitures.  FASB ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Valuation Assumptions

The fair values of option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for fiscal years ended December 31, 2012 and 2011, respectively:

	2012	2011

Weighted average grant date fair value	$0.63	$0.67
Weighted average assumptions used:
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	0.84%	2.07%
Expected volatility	213.17%	202.07%
Expected life (in years)	4.89	4.90

Expected volatility is based on historical volatility and in part on implied volatility.  The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior.  The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

Net Income (Loss) Per Share

We report two separate net income (loss) per share numbers, basic and diluted.  Basic net income (loss) attributable to common stockholders per share is computed by dividing net income (loss) attributable to common stockholders for the year by the weighted average number of common shares outstanding for the year.  Diluted net income (loss) attributable to common stockholders per share is computed by dividing the net income (loss) attributable to common stockholders for the year by the weighted average number of common shares and dilutive common stock equivalents outstanding for the year.  Our common stock equivalents include all common stock issuable upon conversion of convertible preferred stock and the exercise of outstanding options and warrants.  Common stock equivalents are included in the diluted income (loss) per share for the years ended December 31, 2012 and 2011 except in cases where the issuance would be anti-dilutive.  The aggregate number of common stock equivalents excluded from the diluted income (loss) per share calculation at December 31, 2012 and 2011 totaled 4,008,364 and 3,872,944, respectively.

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

Fair Value of Financial Instruments

We calculate the fair value of our assets and liabilities which qualify as financial instruments and include additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments.  The estimated fair value of accounts receivable, accounts payable and accrued expenses, and dividends payable approximate their carrying amounts due to the relatively short maturity of these instruments.  The carrying value of the line of credit payable approximates fair value since this instrument bears market interest rates.  Loans payable to officer are with a related party and as a result do not bear market rates of interest.  Management believes based on its current financial position that it could not obtain comparable amounts of third party financing, and as such cannot estimate the fair value of the loans payable to officer.  None of these instruments are held for trading purposes.

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

We file income tax returns in the United States federal jurisdiction.  At December 31, 2012, tax returns related to fiscal years ended December 31, 2009 through December 31, 2012 remain open to possible examination by the tax authorities.  No tax returns are currently under examination by any tax authorities.  We did not incur any penalties or interest during the years ended December 31, 2012 and 2011.

3. Balance Sheet Detail (in thousands)

Inventories

	December 31,
	2012	2011
Finished products	$5	$5

Accrued Expenses

	December 31,
	2012	2011

Accrued payroll	$76	$59
Accrued vacation	271	222
Accrued warranty expense	3	3
Accrued interest	130	54
Deferred rent	—	43
Other	68	80
	$548	$461

4. Commitments and Contingencies

Leases

We lease office space for our corporate headquarters in Richardson, Texas under an operating lease, the base term of which expires in December 2017.  We lease office space in San Diego, California for a portion of our security software research and development staff under two separate operating leases that expire in March 2014.

The Company’s lease for the headquarters facility contains escalation provisions.  The Company records rent expense on facility leases on a straight-line basis.  Rent expense totaled approximately $339,000 and $341,000 for the years ended December 31, 2012 and 2011, respectively.

We have other capital lease obligations that consist primarily of obligations to purchase goods that are enforceable and legally binding.  Our obligations primarily relate to software licensing and computer equipment.

Future minimum lease obligations consisted of the following at December 31, 2012 (in thousands):

	Operating	Capital Lease
Year ending December 31,	Leases	Obligations	Total
2013	$403	$112	$515
2014	398	89	487
2015	389	28	417
2016	389	—	389
2017 and thereafter	130	—	130
	$1,709	$229	$1,938

Legal Proceedings

We are subject to legal proceedings and claims that arise in the ordinary course of business. We do not believe that the outcome of those matters will have a material adverse affect on our consolidated financial position, operating results or cash flows. However, there can be no assurance such legal proceedings will not have a material impact.

We are not aware of any material claims outstanding or pending against Intrusion Inc. at December 31, 2012.

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

Employees may contribute from 1% to 25% of their annual compensation to the Plan, limited to a maximum amount as set by the Internal Revenue Service.  Participants who are over the age of 50 may contribute an additional amount of their salary per year, as defined annually by the Internal Revenue Service.  We match employee contributions at the rate of $0.25 per each $1.00 of contribution on the first 4% of compensation.  Matching contributions to the Plan were approximately $27,000 for the year ended December 31, 2012 and $25,000 for 2011.

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

On February 7, 2013, the Company entered into an unsecured revolving promissory note to borrow up to $2,200,000 from G. Ward Paxton, the Company’s Chief Executive Officer.  Under the terms of the note, the Company may borrow, repay and reborrow on the loan as needed up to an outstanding principal balance due of $2,200,000 at any given time through March 2014.

Amounts borrowed from this officer accrue interest at a floating rate per annum equal to SVB’s prime rate plus 1% (5% at December 31, 2012).  All outstanding borrowings and accrued but unpaid interest is due on March 31, 2014.  As of December 31, 2012, the borrowings outstanding totaled $1,530,000 and accrued interest totaled $130,000.

8. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets (liabilities) as of December 31, 2012 and 2011 are as follows (in thousands):

	December 31
	2012	2011

Net operating loss carryforwards	$29,919	30,094
Net operating loss carryforwards of foreign subsidiaries	374	374
Book over tax depreciation	(41)	(30)
Intangible assets	—	40
Stock-based compensation expense	490	412
Other	130	121
Deferred tax assets	30,872	31,011
Valuation allowance for deferred tax assets	(30,872)	(31,011)
Deferred tax assets, net of allowance	$—	—

Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Realization of the future benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the near to medium term.  Management has considered these factors in determining the valuation allowance for 2012 and 2011.

The differences between the provision for income taxes and income taxes computed using the federal statutory rate for the years ended December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011

Reconciliation of income tax benefit to statutory rate:
Income tax benefit at statutory rate	$(84)	(317)
State income taxes, net of federal income tax benefit	—	2
Changes in state net operating loss carryforwards	(2)	10
Permanent differences	9	5
True-up prior year NOL	213	—
Change in valuation allowance	(138)	277
Other	2	23
	$—	$—

At December 31, 2012, we had federal net operating loss carryforwards of approximately $86.0 million for income tax purposes that begin to expire in 2021 and are subject to the ownership change limitations under Internal Revenue Code Section 382. We also had approximately $6 million of state net operating loss carryforwards that begin to expire in 2017.

9. Stock Options

At December 31, 2012, we had three stock-based compensation plans, which are described below. These plans were developed to retain and attract key employees and directors.

In 1995, we adopted our 1995 Stock Option Plan (the “1995 Plan”), which provides for the issuance of up to 400,000 shares of common stock upon exercise of options granted pursuant to the 1995 Plan. In 2000 and 2001, our stockholders approved to increase the overall number of shares available for issuance pursuant to the plan to a total of 825,000 shares of common stock. The 1995 Plan provides for the issuance of both non-qualified and incentive stock options to our employees, officers, and employee-directors. The 1995 Plan expired by its terms on March 21, 2005 and no options were available for future issuance after the expiration.  At December 31, 2012, 67,365 employee options have been exercised and employee options to purchase a total of 188,175 shares of common stock were outstanding.

In 1995, we adopted the 1995 Non-Employee Director Stock Option Plan (the “1995 Non-Employee Director Plan”).  The 1995 Non-Employee Director Plan provided for the issuance of non-qualified stock options to non-employee directors. The 1995 Non-Employee Director Plan was amended in April 2002 to increase the number of shares available for issuance to 65,000 from 40,000 shares. The 1995 Non-Employee Director Plan expired by its terms on March 21, 2005 and no options were available for future issuance after the expiration.  No options have been exercised under the 1995 Non-Employee Director Plan.  Non-employee options to purchase a total of 17,500 shares of common stock were outstanding at December 31, 2012. A total of 62,500 options have been granted to directors pursuant to the 1995 Non-Employee Director Plan, of which, 45,000 have been cancelled.

On March 17, 2005, the Board approved the 2005 Stock Incentive Plan (the “2005 Plan”), which was approved by the stockholders on June 14, 2005.  The 2005 Plan serves as a replacement for the 1995 Non-Employee Director Plan and the 1995 Plan which expired by their terms on March 21, 2005.  The approval of the 2005 Plan had no effect on the 1995 Plans or any options granted pursuant to either plan.  All options will continue with their existing terms and will be subject to the 1995 Non-Employee Director Plan or the 1995 Plan, as applicable.  Further, the Company will not be able to re-issue any option which is cancelled or terminated under the 1995 Non-Employee Director Plan or the 1995 Plan.  The 2005 Plan provided for the issuance of up to 750,000 shares of common stock upon exercise of options granted pursuant to the 2005 Plan.  On May 30, 2007, the stockholders approved an Amendment to the 2005 Plan that increased this amount by 750,000 for a total of 1,500,000 shares of common stock that may be issued upon the exercise of options granted pursuant to the 2005 Plan. On May 29, 2008 and May 21, 2009, the stockholders approved an increase of 500,000 shares, respectively, of common stock that may be issued pursuant to the 2005 Plan for a total of 2,500,000 shares. On May 20, 2010, the stockholders approved an additional increase of 500,000 shares of common stock that may be issued pursuant to the 2005 Plan for a total of 3,000,000 shares.  On May 19, 2011, the stockholders approved an additional increase of 400,000 shares of common stock that may be issued pursuant to the 2005 Plan for a total of 3,400,000 shares. Finally, on May 17, 2012, the stockholders approved an additional increase of 300,000 shares of common stock that may be issued pursuant to the 2005 Plan for a total of 3,700,000 shares.

The 2005 Plan consists of three separate equity incentive programs: the Discretionary Option Grant Program; the Stock Issuance Program; and the Automatic Option Grant Program for non-employee Board members.  Officers and employees, non-employee Board members and independent contractors are eligible to participate in the Discretionary Option Grant and Stock

Issuance Programs.  Participation in the Automatic Option Grant Program is limited to non-employee members of the Board.  Each non-employee Board member will receive an option grant for 10,000 shares of common stock upon initial election or appointment to the Board, provided that such individual has not previously been employed by the Company in the preceding six (6) months.  In addition, on the date of each annual stockholders meeting, each Board member will automatically be granted an option to purchase 5,000 shares of common stock, provided he or she has served as a non-employee Board member for at least six months.  At December 31, 2012, 297,001 options had been exercised and options to purchase a total of 2,573,500 shares of common stock were outstanding.  A total of 3,259,500 options had been granted under the 2005 Plan, of which 388,999 have been cancelled and options for 829,499 shares remained available for future grant.  No shares have been issued pursuant to the Stock Issuance Program.

Common shares reserved for future issuance, including conversions of preferred stock, outstanding options and options available for future grant under all of the stock option plans totaled 4,772,602 shares at December 31, 2012 as follows, in thousands:

(In thousands)	Common Shares Reserved for Future Issuance

Preferred Stock	1,164
1995 Plan	188
1995 Non-Employee Director Plan	18
2005 Plan	3,403
Total	4,773

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

Stock Incentive Plan Summary

A summary of our stock option activity and related information for the years ended December 31, 2012 and 2011 is as follows:

	2012		2011
	Number of Options (in thousands)	Weighted Average Exercise Price	Number of Options (in thousands)	Weighted Average Exercise Price

Outstanding at beginning of year	2,691	$.77	2,380	$.82
Granted at price = market value	223.65		303.69
Granted at price > market value	105.72		120.77
Exercised	(230)	.33	(60)	.33
Forfeited	-	-	(16)	.51
Expired	(10)	5.21	(36)	3.81

Outstanding at end of year	2,779	$.78	2,691	$.77
Options exercisable at end of year	2,012	$.84	1,791	$.89

Stock Options Outstanding and Exercisable

Information related to stock options outstanding at December 31, 2012, is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at 12/31/12 (in thousands)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at 12/31/12 (in thousands)	Weighted Average Exercise Price

$ 0.20-$0.50	1,625	4.82 years	$0.33	1,465	$0.32
$ 0.51-$1.00	773	6.93 years	$0.70	167	$0.71
$ 1.01-$3.00	128	1.69 years	$2.42	128	$2.42
$ 3.01-$5.44	253	2.30 years	$3.12	252	$3.12
	2,779	5.03 years	$0.78	2,012	$0.84

Summarized information about outstanding stock options as of December 31, 2012, that are fully vested and those that are expected to vest in the future as well as stock options that are fully vested and currently exercisable, are as follows:

	Outstanding Stock Options (Fully Vested and Expected to Vest)*	Options that are Exercisable
As of December 31, 2012
Number of outstanding options	2,779	2,012
Weighted average remaining contractual life	5.03	4.36
Weighted average exercise price per share	$0.78	$.84
Intrinsic value (in thousands)	$263	$253

* Includes effects of expected forfeitures

As of December 31, 2012, the total unrecognized compensation cost related to non-vested options not yet recognized in the statement of operations totaled approximately $111 thousand (including expected forfeitures) and the weighted average period over which these awards are expected to vest was .73 years.

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

At December 31, 2012 there were 220,000 shares of our 5% preferred stock outstanding.

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

At December 31, 2012 there were 460,000 shares of Series 2 5% preferred stock outstanding.

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

At December 31, 2012 there are 354,056 shares of Series 3 5% preferred stock outstanding.

Dividends Payable

During the fiscal year ended December 31, 2012, we accrued $55,000 in dividends to the holders of our 5% Preferred Stock, $57,000 in dividends to the holders of our Series 2 5% Preferred Stock and $39,000 in dividends to the holders of our Series 3 5% Preferred Stock.  As of December 31, 2012, we have $279,000 in accrued and unpaid dividends included in other current liabilities.  Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.

11. Concentrations

Our operations are concentrated in one area—security software/entity identification.  Sales to the U.S. Government through direct and indirect channels totaled 40.5% of total revenues for 2012 and 38.4% of total revenues for 2011.  During 2012 approximately 38.2% of total revenues are attributable to four government customers.  During 2011 approximately 34.2% of total revenues are attributable to three government customers.  One individual commercial customer in 2012 exceeded 57% of total revenues for the year; while 2011 had one individual commercial customer that exceeded 58% of total revenues for the year.  Our similar product and service offerings are not viewed as individual segments, as our management analyzes the business as a whole and expenses are not allocated to each product offering.

12.  Subsequent Events

On February 7, 2013, the Company entered into an unsecured revolving promissory note to borrow up to $2,200,000 from G. Ward Paxton, the Company’s Chief Executive Officer.  Under the terms of the note, the Company may borrow, repay and reborrow on the loan as needed up to an outstanding principal balance due of $2,200,000 at any given time through March 2014.