Form 10-Q
period 2013-03-31
INTRUSION INC
filed 2013-05-14
CIK 736012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on April 30, 2013 was 12,172,017.

INTRUSION INC.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$301	$52
Accounts receivable	1,606	946
Inventories, net	12	5
Prepaid expenses	46	48
Total current assets	1,965	1,051
Property and equipment, net	237	260
Other assets	46	48
TOTAL ASSETS	$2,248	$1,359

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$916	$707
Dividends payable	317	279
Line of credit payable	311	130
Obligations under capital lease, current portion	85	96
Deferred revenue	449	52
Loan payable to officer	1,530	—

Total current liabilities	3,608	1,264

Loan payable to officer	—	1,530
Obligations under capital lease, noncurrent portion	94	116

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value: Authorized shares — 5,000
Series 1 shares issued and outstanding — 220 Liquidation preference of $1,210 as of March 31, 2013	778	778
Series 2 shares issued and outstanding — 460 Liquidation preference of $1,270 as of March 31, 2013	724	724
Series 3 shares issued and outstanding — 354 Liquidation preference of $852 as of March 31, 2013	504	504
Common stock, $0.01 par value:
Authorized shares — 80,000 Issued shares — 12,182 as of March 31, 2013 Outstanding shares — 12,172 as of March 31, 2013	122	122
Common stock held in treasury, at cost — 10 shares	(362)	(362)
Additional paid-in capital	55,877	55,837
Accumulated deficit	(58,990)	(59,047)
Accumulated other comprehensive loss	(107)	(107)
Total stockholders’ deficit	(1,454)	(1,551)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,248	$1,359

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended
	March 31, 2013	March 31, 2012
Net product revenue	$1,755	$1,363
Net customer support and maintenance revenue	22	35
Total revenue	1,777	1,398
Cost of product revenue	629	610
Cost of customer support and maintenance revenue	6	5
Total cost of revenue	635	615

Gross profit	1,142	783

Operating expenses:
Sales and marketing	312	399
Research and development	399	398
General and administrative	343	311

Operating income (loss)	88	(325)

Interest expense, net	(31)	(27)

Income (loss) before income tax provision	57	(352)

Income tax provision	—	—

Net income (loss)	$57	$(352)

Preferred stock dividends accrued	(37)	(38)
Net income (loss) attributable to common stockholders	$20	$(390)

Net income (loss) per share attributable to common stockholders:
Basic	$0.00	$(0.03)
Diluted	$0.00	$(0.03)

Weighted average common shares outstanding:
Basic	12,172	11,952
Diluted	13,736	11,952

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31, 2013	March 31, 2012
Operating Activities:
Net income (loss)	$57	$(352)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	40	36
Stock-based compensation	70	68
Changes in operating assets and liabilities:
Accounts receivable	(660)	(62)
Inventories	(7)	25
Prepaid expenses and other assets	4	(26)
Accounts payable and accrued expenses	212	107
Deferred revenue	397	284
Net cash provided by operating activities	113	55

Investing Activities:
Purchases of property and equipment	(17)	(6)

Financing Activities:
Proceeds from line of credit	508	240
Payments on line of credit	(328)	(320)
Penalties and waived penalties on dividends	7	3
Proceeds from stock options exercised	—	9
Principal payments on capital leases	(34)	(20)
Net cash provided by (used in) financing activities	153	(88)

Net increase (decrease) in cash and cash equivalents	249	(39)
Cash and cash equivalents at beginning of period	52	308
Cash and cash equivalents at end of period	$301	$269

Cash paid during the year for interest	$5	$4

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:

Preferred stock dividends accrued	$37	$38
Purchase of leased equipment under capital lease	$—	$71

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

As of March 31, 2013, we had cash and cash equivalents of approximately $301,000, up from approximately $52,000 as of December 31, 2012.  We generated net income of $57,000 for the quarter ended March 31, 2013 compared to a net loss of $352,000 for the comparable quarter ended March 31, 2012.  As of March 31, 2013, in addition to cash and cash equivalents of $301,000, we had $314,000 in funding available under our $0.625 million line of credit at Silicon Valley Bank (“SVB”) and $0.67 million funding available from a promissory note to borrow up to $2.2 million from G. Ward Paxton, the Company’s Chief Executive Officer.  We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources.  Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through Company profits, our line of credit, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

2.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The December 31, 2012 balance sheet was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States.  However, we believe that the disclosures are adequate to make the information presented not misleading.  In our opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period.  The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2012, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 28, 2013.

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

3.              Inventories (In thousands)

	March 31, 2013	December 31, 2012

Inventories consist of:
Finished products	12	5
Net inventory	$12	5

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

Amounts borrowed from this officer accrue interest at a floating rate per annum equal to SVB’s prime rate plus 1% (5% at March 31, 2013).  All outstanding borrowings and accrued but unpaid interest is due on March 31, 2014.  As of March 31, 2013, the borrowings outstanding totaled $1,530,000 and accrued interest totaled $149,000.

5.              Line of Credit

On March 29, 2006, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) to establish a $1.0 million line of credit (the “2006 Credit Line”).  On June 30, 2008, we entered into an Amended and Restated Loan and Security Agreement with SVB to, among other things, replace the 2006 Credit Line with a $2.5 million line of credit (the “2008 Credit Line”).  On June 25, 2012, we entered into the Fourth Amendment to the Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”) with SVB to replace our expiring line with a $0.625 million line of credit (the “Current Line of Credit”).  Our obligations under the Loan Agreement are secured by substantially all of our assets, including all of our intellectual property.  In addition, G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer, has established a Guaranty Agreement with SVB securing all outstanding balances under the Current Line of Credit.  Borrowings under the Current Line of Credit are based on advances (each an “Advance”) against certain of our accounts receivable that are approved by SVB (each an “Eligible Account”).  SVB may make an Advance of up to eighty percent (80%) of each Eligible Account, or such other percentage SVB may determine in its sole discretion.  Each Advance is subject to a finance charge calculated as a daily rate that is based on a 360-day annual rate of the greater of the prime rate plus 2.0% or 7.0%.  Finance charges are payable at the same time its related Advance is due.  Each Advance is also subject to a monthly collateral handling fee of 0.5% of all outstanding Advances, depending on certain qualifying financial factors specified in the Loan Agreement.  The collateral handling fee is payable at the same time its related Advance is due.  Each Advance must be repaid at the earliest of (a) the date that the Eligible Account related to the Advance is paid, (b) the date the Eligible Account is no longer eligible under the Loan Agreement, or (c) the date on which any “Adjustment” (as defined in the Loan Agreement) is asserted to the Eligible Account.  We have certain non-financial and financial covenants, including a liquidity coverage ratio and a rolling EBITDA computation, as defined in the Loan Agreement.  On June 24, 2013, the Loan Agreement terminates and all outstanding Advances, accrued but unpaid finance charges, outstanding collateral handing fees, and other amounts become due under the Loan Agreement and related documents.  As of March 31, 2013, the borrowings outstanding totaled $311,000 under the current Line of Credit.  The Company anticipates renewing the Loan Agreement with SVB, under similar terms, prior to the June 24, 2013 termination date, however, we can make no assurances that we will be able to renew the Loan Agreement or renew upon substantially similar terms and conditions.

6.              Accounting for Stock-Based Compensation

During the three month periods ended March 31, 2013 and 2012, the Company granted 263,000 and 310,000 stock options, respectively, to employees.  The Company recognized $70,000 and $68,000, respectively, stock-based compensation expense for the three month periods ended March 31, 2013 and 2012.

During the three month period ended March 31, 2013 and 2012, none and 30,000 options were exercised under the 2005 Plan, respectively.

Valuation Assumptions

The fair values of employee and director option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	For Three Months Ended March 31, 2013	For Three Months Ended March 31, 2012

Weighted average grant date fair value	$0.47	$0.64
Weighted average assumptions used:
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	0.8%	0.8%
Expected volatility	225.0%	213.0%
Expected life (in years)	4.9	4.9

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

7.              Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period.  Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period.  Our common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding options and warrants.  The aggregate number of common stock equivalents excluded from the diluted income (loss) per share calculation for the three month periods ending March 31, 2013 and 2012 are 1,458,511 and 4,021,225 as they are antidilutive.

8.              Concentrations

Our operations are concentrated in one area—security software/entity identification.  Sales to the U.S. Government through direct and indirect channels totaled 67.7% of total revenues for the first quarter of 2013 compared to 42.7% of total revenues for the first quarter of 2012.  During the first quarter of 2013, approximately 57.9% of total revenues were attributable to three government customers compared to approximately 38.9% of total revenues attributable to two government customers in the first quarter of 2012.  Our similar product and service offerings are not viewed as individual segments, as our management analyzes the business as a whole and expenses are not allocated to each product offering.

9.              Commitments and Contingencies

We are subject from time to time to various legal proceedings and claims that arise during the ordinary course of our business.  We do not believe that the outcome of those “routine” legal matters should have a material adverse affect on our consolidated financial position, operating results or cash flows; however, we can provide no assurances that legal claims that may arise in the future will not have such a material impact on the Company.

10.       Dividends Payable

During the quarter ended March 31, 2013, we accrued $14,000 in dividends payable to the holders of our 5% Preferred Stock, $14,000 in dividends payable to the holders of our Series 2 5% Preferred Stock and $9,000 in dividends payable to the holders of our Series 3 5% Preferred Stock.  As of March 31, 2013, we have $317,000 in accrued and unpaid dividends included in current liabilities.

Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.  These dividends continue to accrue on all our outstanding shares of preferred stock, regardless of whether we are legally able to pay them.  If we are unable to pay dividends on our preferred stock, we will be required to accrue an additional late fee penalty of 18% per annum on the unpaid dividends for the Series 2 Preferred Stock and Series 3 Preferred Stock.  Our CEO, CFO and one outside board member who are holders of our Series 2 and Series 3 Preferred Stock have waived any possible late fee penalties.  In addition to this late penalty, the holders of our Series 2 Preferred Stock and Series 3 Preferred Stock could elect to present us with written notice of our failure to pay dividends as scheduled, in which case we would have 45 days to cure such a breach.  In the event that we failed to cure the breach, the holders of these shares of preferred stock would then have the right to require us to redeem their shares of preferred stock for a cash amount calculated in accordance with their respective certificates of designation.  If we were required to redeem all shares of Series 2 Preferred Stock and Series 3 Preferred Stock as of April 30, 2013, the aggregate redemption price we would owe would be $2.2 million.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q, including, without limitation, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are generally accompanied by words such as “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate,” “may” or other words that convey uncertainty of future events or outcomes.  These statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations, which we describe in more detail elsewhere in this Quarterly Report on Form 10-Q and in Part II Item 1A under the heading “Factors That May Affect Future Results of Operations,” and in our 2012 Annual Report on Form 10-K in “Item 1 — Description of Business” include, but are not limited to:

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

•                  the adverse effect that payment of accrued dividends on our preferred stock would have on our cash resources and the substantial dilution upon the conversion or redemption of our preferred stock;

•                  the consequences of our inability to pay scheduled dividends on shares of our preferred stock;

•                  the potentially detrimental impact that the conversion of preferred stock would have on the price of our common stock;

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

	Three Months Ended
	March 31, 2013	March 31, 2012
Net product revenue	98.8%	97.5%
Net customer support and maintenance revenue	1.2	2.5
Total revenue	100.0	100.0
Cost of product revenue	35.4	43.6
Cost of customer support and maintenance revenue	0.3	0.4
Total cost of revenue	35.7	44.0
Gross profit	64.3	56.0
Operating expenses:
Sales and marketing	17.5	28.4
Research and development	22.5	28.5
General and administrative	19.3	22.3

Operating income (loss)	5.0	(23.2)

Interest expense, net	(1.8)	(2.0)
Income (loss) before income tax provision	3.2	(25.2)

Income tax provision	—	—

Net income (loss)	3.2%	(25.2)%
Preferred stock dividends accrued	(2.1)	(2.7)

Net income (loss) attributable to common stockholders	1.1%	(27.9)%

	Three Months Ended
	March 31, 2013	March 31, 2012
Domestic revenues	100.0%	99.9%
Export revenues to:
Europe	0.0	0.0
Latin America	0.0	0.1

Net revenues	100.0%	100.0%

Net Revenues.  Net revenues for the quarter ended March 31, 2013, were $1.8 million, compared to $1.4 million for the same period in 2012.  Product revenues increased $0.4 million for the quarter ended March 31, 2013, compared to the same period in 2012.  Increased product revenues are due to an increase in sales of our TraceCop product line.  TraceCop revenues were $1.8 million for the quarter ended March 31, 2013, compared to $1.4 million for the same quarter in 2012.  Substantially all of our revenue for the quarters ended March 31, 2013 and 2012 were derived from TraceCop sales.  The increase in TraceCop revenues was primarily the result of an increase in U.S. government business.  Customer support and maintenance revenue decreased $13 thousand for the quarter ended March 31, 2013, compared to the same period in 2012.  This decrease was due to the current sales mix with a high concentration of government sales not requiring a maintenance contract.

Concentration of Revenues.  Revenues from sales to various U.S. government entities totaled $1.2 million, or 67.7% of revenues, for the quarter ended March 31, 2013, compared to $0.6 million, or 42.7% of revenues, for the same period in 2012.  Although we expect our concentration of revenues to vary among customers in future periods depending upon the timing of certain sales, we anticipate that sales to government customers will continue to account for a significant portion of our revenues in future periods.  Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including, without limitation, potential disruption to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience.  Although we do not anticipate that any of our revenues with government customers will be renegotiated, a large number of cancelled or renegotiated government orders could have a material adverse effect on our financial results.  The increase in TraceCop revenues for the quarter ended March 31, 2013 was primarily the result of an increase in U.S. government business.  Currently, we are not aware of any proposed cancellation or renegotiation of any of our existing arrangements with government entities and, historically, government entities have not cancelled or renegotiated orders which had a material adverse effect on our business.

Gross Profit.  Gross profit was $1.1 million or 64.3% of net revenues for the quarter ended March 31, 2013, compared to $0.8 million or 56.0% of net revenues for the quarter ended March 31, 2012.  Gross profit on product revenues for the quarter ended March 31, 2013, trended to 64.2% from 55.3% for the quarter ended March 31, 2012, mainly due to a favorable TraceCop product mix.  Gross profit on customer support and maintenance revenues for the quarter ended March 31, 2013, trended to 74.9% from 84.7% for the quarter ended March 31, 2012.  Gross profit as a percentage of net revenues is impacted by several factors, including shifts in product mix, changes in channels of distribution, revenue volume, pricing strategies, and fluctuations in revenues of integrated third-party products.

Sales and Marketing.  Sales and marketing expenses decreased to $0.3 million for the quarter ended March 31, 2013, compared to $0.4 million for the quarter ended March 31, 2012, primarily due to sales and marketing personnel and associated expenses transferring to direct labor.  Sales and marketing expenses may vary in the future.  We believe that these costs will increase through the end of 2013, with increases in revenue.

Research and Development.  Research and development expenses remained constant at $0.4 million for the quarters ended March 31, 2013 and March 31, 2012.  Research and development costs are expensed in the period incurred.  Research and development expenses may vary in the future; however, we believe that these costs will remain relatively constant through the end of 2013, although expenses may be increased with increases in revenue.

General and Administrative.  General and administrative expenses remained constant at $0.3 million for the quarters ended March 31, 2013 and March 31, 2012.  It is expected that general and administrative expenses will remain relatively constant throughout the remainder of 2013, although expenses may be increased with increases in revenue.

Interest.  Net interest expense increased to $31 thousand for the quarter ended March 31, 2013 compared to $27 thousand interest expense for the same period in 2012.  The increase in interest expense was mainly due to increased interest expenses related to borrowings from a loan payable to an officer and interest paid on capital leases.  Net interest expense may vary in the future based on our level of borrowing, which will be affected by our cash flow, operating income and capital expenditures.

Liquidity and Capital Resources

Our principal source of liquidity at March 31, 2013, is approximately $301 thousand of cash and cash equivalents.  At March 31, 2013, we had a working capital deficiency of $1.6 million compared to a $2.0 million deficiency at March 31, 2012.

Net cash provided by operations for the three months ended March 31, 2013, was $113 thousand due to net income of $57 thousand and the following sources of cash and non-cash items: a $397 thousand increase in deferred revenues, $212 thousand increase in accounts payable and accrued expenses, a $4 thousand increase in prepaid expenses and other assets, $70 thousand in stock-based compensation, $7 thousand in depreciation expense, and $33 thousand in amortization expense of capital leases.  This was partially offset by the following uses of cash: a $660 thousand increase in accounts receivable and a $7 thousand decrease in inventories. Net cash used in operations for the three months ended March 31, 2012, was $55 thousand primarily due to net loss of $352 thousand and the following uses of cash: a $62 thousand increase in accounts receivable and a $26 thousand increase in prepaid expenses and other assets.  This was partially offset by the following sources of cash and non-cash items: a $284 thousand increase in deferred revenue, a $107 thousand increase in accounts payable and accrued expenses, $68 thousand in stock-based compensation, $15 thousand in depreciation expense, and $21 thousand in amortization expense of capital leases. Future fluctuations in inventory balances, accounts receivable and accounts payable will be dependent upon several factors, including, but not limited to, quarterly sales volumes and timing of invoicing, and the accuracy of our forecasts of product demand and component requirements.

Net cash used in investing activities for the three months ended March 31, 2013, was $17 thousand for net purchases of property and equipment, compared to $6 thousand for net purchases of property and equipment used in investing activities for the three months ended March 31, 2012.

Net cash provided by financing activities for the three months ended March 31, 2013, was $153 thousand primarily due to $508 thousand from proceeds from the line of credit and $7 thousand on penalties and waived penalties on dividends. This was offset by the following uses of cash: $328 thousand payment on line of credit and $34 payment on principal on capital leases.  Net cash used by financing activities for the three months ended March 31, 2012, was $88 thousand due to $20 thousand for payment on principal on capital leases and $80 thousand payment on line of credit. This was offset by the following provisions of cash: $9 thousand from the exercise of stock options and $3 thousand on penalties and waived penalties on dividends.

At March 31, 2013, the Company did not have any material commitments for capital expenditures.

During the three months ended March 31, 2013, the Company funded its operations through the use of cash and cash equivalents, borrowing against our line of credit and advances on the loan from our Chief Executive Officer.

On March 29, 2006, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) to establish a $1.0 million line of credit (the “2006 Credit Line”).  On June 30, 2008, we entered into an Amended and Restated Loan and Security Agreement with SVB to, among other things, replace the 2006 Credit Line with a $2.5 million line of credit (the “2008 Credit Line”).  On June 25, 2012, we entered into the Fourth Amendment to the Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”) with SVB to replace our expiring line with a $0.625 million line of credit (the “Current Line of Credit”).  Our obligations under the Loan Agreement are secured by substantially all of our assets, including all of our intellectual property.  In addition, G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer, has established a Guaranty Agreement with SVB securing all outstanding balances under the Current Line of Credit.  Borrowings under the Current Line of Credit are based on advances (each an “Advance”) against certain of our accounts receivable that are approved by SVB (each an “Eligible Account”).  SVB may make an Advance of up to eighty percent (80%) of each Eligible Account, or such other percentage SVB may determine in its sole discretion.  Each Advance is subject to a finance charge calculated as a daily rate that is based on a 360-day annual rate of the greater of the prime rate plus 2.0% or 7.0%.  Finance charges are payable at the same time its related Advance is due.  Each Advance is also subject to a monthly collateral handling fee of 0.5% of all outstanding Advances, depending on certain qualifying financial factors specified in the Loan Agreement.  The collateral handling fee is payable at the same time its related Advance is due.  Each Advance must be repaid at the earliest of (a) the date that the Eligible Account related to the Advance is paid, (b) the date the Eligible Account is no longer eligible under the Loan Agreement, or (c) the date on which any “Adjustment” (as defined in the Loan Agreement) is asserted to the Eligible Account.  We have certain non-financial and financial covenants, including a liquidity coverage ratio and a rolling EBITDA computation, as defined in the Loan Agreement.  On June 24, 2013, the Loan Agreement terminates and all outstanding Advances, accrued but unpaid finance charges, outstanding collateral handing fees, and other amounts become due under the Loan Agreement and related documents.  As of March 31, 2013, the borrowings outstanding totaled $311,000 under the current Line of Credit. The Company anticipates renewing the Loan Agreement with SVB, under similar terms, prior to the June 24, 2013 termination date.

As of March 31, 2013, we had cash and cash equivalents of approximately $301,000, up from approximately $52,000 as of December 31, 2012.  We generated net income of $57,000 for the quarter ended March 31, 2013 compared to a net loss of $352,000 for the comparable quarter ended March 31, 2012.  As of March 31, 2013, in addition to cash and cash equivalents of $301,000, we had $314,000 in funding available under our $0.625 million line of credit at Silicon Valley Bank (“SVB”) and $0.67 million funding available from a promissory note to borrow up to $2.2 million from G. Ward Paxton, the Company’s Chief Executive Officer.  We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources.  Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through Company profits, our line of credit, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013, and concluded that the disclosure controls and procedures were effective.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) as of December 31, 2012, and concluded that there have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                                                RISK FACTORS

Factors That May Affect Future Results of Operations

We are providing the following information regarding changes that have occurred to previously disclosed risk factors from our Annual Report on Form 10-K for the year ended December 31, 2012.  In addition to the other information set forth below and elsewhere in this report, you should consider the factors discussed under the heading “Factors That May Affect Future Results of Operations” in our Form 10-K for the year ended December 31, 2012.  The risks described in our Quarterly Reports on Form 10-Q are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We may not have sufficient cash to operate our business and may not be able to maintain certain liquidity requirements under our existing debt instruments.  Additional debt and equity offerings to fund future operations may not be available and, if available, may significantly dilute the value of our currently outstanding common stock.

As of March 31, 2013, we had cash and cash equivalents of approximately $301,000, up from approximately $52,000 as of December 31, 2012.  We generated net income of $57,000 for the quarter ended March 31, 2013 compared to a net loss of $352,000 for the comparable quarter ended March 31, 2012.  As of March 31, 2013, in addition to cash and cash equivalents of $301,000, we had $314,000 in funding available under our $0.625 million line of credit at Silicon Valley Bank (“SVB”) and $0.67 million funding available from a promissory note to borrow up to $2.2 million from G. Ward Paxton, the Company’s Chief Executive Officer.  We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources.  Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through Company profits, our line of credit, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

We had a net income of $57 thousand for the quarter ended March 31, 2013, and have an accumulated deficit of $59.0 million as of March 31, 2013.  To continue profitability, we must continue to generate current or increased revenue levels.

For the quarter ended March 31, 2013, we generated net income of $57 thousand and had an accumulated deficit of approximately $59.0 million as of March 31, 2013, compared to a net loss of $352 thousand for the quarter ended March 31, 2012 and an accumulated deficit of approximately $59.2 million at March 31, 2012.  We need to sustain current or greater revenue levels from the sales of our products if we are to sustain profitability.  If we are unable to achieve these revenue levels, losses could happen for the near term and possibly longer, and we may not sustain profitability or generate positive cash flow from operations.

A large percentage of our revenues are received from U.S. government entities/resellers, and the loss of any one of these customers could reduce our revenues and materially harm our business and prospects.

A large percentage of our revenues result from sales to U.S. government entities/resellers.  If we were to lose one or more of these key relationships, our revenues could decline and our business and prospects may be materially harmed. We expect that even if we are successful in developing relationships with non-governmental customers, our revenues will continue to be concentrated among government entities.  For the quarter ended March 31, 2013, sales to U.S. government entities/resellers collectively accounted for 67.7% of our revenues, compared to 42.7% for the comparable period in 2012.  The loss of any of these key relationships may send a negative message to other U.S. government entities or non-governmental customers concerning our product offering.  We cannot assure you that U.S. government entities will be customers of ours in future periods or that we will be able to diversify our customer portfolio to adequately mitigate the risk of loss of any of these customers.

A large percentage of our revenues are from one product line with a limited number of customers, and the decrease of revenue from sales of this product line could materially harm our business and prospects.

A large percentage of our revenues result from sales of our TraceCop product line.  TraceCop revenues were $1.8 million for the quarter ended March 31, 2013, compared to $1.4 million for the same quarter in 2012.  If sales of this key product line were to decrease, our revenues could decline and our business and prospects may be materially harmed.

Government customers involve unique risks, which could adversely impact our revenues.

We expect to continue to derive a substantial portion of our revenues from U.S. government customers in the future.  The increase in TraceCop revenues for the quarter ended March 31, 2013 was in part the result of an increase in U.S. government orders activity following a period of federal budget delays.  Sales to the government present risks in addition to those involved in sales to commercial customers, including potential disruption due to appropriation and spending patterns, delays in approving a federal budget and the government’s right to cancel contracts and purchase orders for its convenience.  General political and economic conditions, which we cannot accurately predict, may directly and indirectly affect the quantity and allocation of expenditures by federal departments.  In addition, obtaining government contracts may involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements.  Each government entity also maintains its own rules and regulations with which we must comply and which can vary significantly among departments.  As a result, cutbacks or re-allocations in the federal budget or losses of government sales due to other factors could have a material adverse effect on our revenues and operating results.

We are highly dependent on sales made through indirect channels, the loss of which would materially adversely affect our operations.

We derived 41.9% of revenue in the first quarter of 2013 through indirect channels of mainly government resellers, compared to 43.4% of our revenues in the quarter ended March 31, 2012.  We must continue to expand our sales through these indirect channels in order to increase our revenues.  We cannot assure you that our products will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues.  Further, many of our competitors are also trying to sell their products through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our products.

You will experience substantial dilution upon the conversion or redemption of the shares of preferred stock that we issued in our private placements or in the event we raise additional funds through the issuance of new shares of our common stock or securities convertible or exercisable into shares of common stock.

On April 30, 2013, we had 12,072,017 shares of common stock outstanding.  Upon conversion of all outstanding shares of preferred stock, we will have 13,235,945 shares of common stock outstanding, approximately a 9.6% increase in the number of shares of our common stock outstanding.

In addition, management may issue additional shares of common stock or securities exercisable or convertible into shares of common stock in order to finance our continuing operations.  Any future issuances of such securities would have additional dilutive effects on the existing holders of our Common Stock.

Further, the occurrence of certain events could entitle holders of our Series 2 Preferred Stock and Series 3 Preferred Stock to require us to redeem their shares for a certain number of shares of our common stock.  Assuming (i) we have paid all liquidated damages and other amounts to the holders, (ii) paid all outstanding dividends, (iii) a volume weighted average price of $0.43, which was the ten-day volume weighted average closing price of our common stock on April 30, 2013, and (iv) our 12,072,017 shares of common stock outstanding on April 30, 2013, upon exercise of their redemption right by the holders of the Series 3 Preferred Stock and the Series 2 Preferred Stock, we would be obligated to issue approximately 6,494,000 shares of our common stock.  This would represent an increase of approximately 70.4% in the number of shares of our common stock as of April 30, 2013.

If we are unable to pay scheduled dividends on shares of our preferred stock it could potentially result in additional consequences, some of them material.

Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.  We currently have dividend payments that are past due because we do not currently have a capital surplus or fiscal year net profits.  We cannot assure you that our net assets will exceed our stated capital or that we will have sufficient net profits in order to pay these dividends in the future.  These dividends continue to accrue on all our outstanding shares of preferred stock, regardless of whether we are legally able to pay them.  If we continue to be unable to pay dividends on our preferred stock, we will be required to accrue an additional late fee penalty of 18% per annum on the unpaid dividends for the Series 2 Preferred Stock and Series 3 Preferred Stock.  Our CEO, CFO and one outside board member who are invested in Series 2 and Series 3 Preferred Stock have waived any possible late fee penalties.  In addition to this late penalty, the holders of our Series 2 Preferred Stock and Series 3 Preferred Stock could elect to present us with written notice of our failure to pay dividends as scheduled, in which case we would have 45 days to cure such a breach.  In the event that we failed to cure the breach, the holders of these shares of preferred stock would then have the right to require us to redeem their shares of preferred stock for a cash amount calculated in accordance with their respective certificates of designation.  If we were required to redeem all shares of Series 2 Preferred Stock and Series 3 Preferred Stock as of April 30, 2013, the aggregate redemption price we would owe would be $2.2 million.

The conversion of preferred stock we issued in the private placements may cause the price of our common stock to decline.

The holders of the shares of our 5% Preferred Stock we issued in connection with the sale of our 5% Preferred Stock may freely convert their shares of preferred stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of April 30, 2013, 780,000 shares of our 5% Preferred Stock had converted into 1,240,457 shares of common stock and 220,000 shares of our 5% preferred stock remain outstanding.

The holders of the shares of Series 2 5% Preferred Stock we issued in connection with the sale of our Series 2 Preferred Stock may freely convert their shares of preferred stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of April 30, 2013, 605,200 shares of Series 2 Preferred Stock had converted into 605,200 shares of common stock and 460,000 shares of Series 2 5% preferred stock remain outstanding.

The holders of the shares of Series 3 5% Preferred Stock we issued in connection with the sale of our Series 3 Preferred Stock, may freely convert their shares of Series 3 Preferred Stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of April 30, 2013, 210,551 shares of Series 3 Preferred Stock had converted into 210,551 shares of common stock and 354,056 shares of Series 3 5% preferred stock remain outstanding.

For the four weeks ended on April 26, 2013, the average daily trading volume of our common stock on the OTCBB was 2,200 shares.  Consequently, if holders of preferred stock elect to convert their remaining shares and sell a material amount of their underlying shares of common stock on the open market, the increase in selling activity could cause a decline in the market price of our common stock.  Furthermore, these sales, or the potential for these sales, could encourage short sales, causing additional downward pressure on the market price of our common stock.

Our management and larger stockholders exercise significant control over our company and have the ability to approve or take actions that may be adverse to your interests.

As of April 30, 2013, our executive officers, directors and preferred stockholders beneficially own approximately 27% of our voting power.  In addition, other related parties control approximately 30% of voting power.  As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us.  These stockholders may use their influence to approve or take actions that may be adverse to the interests of holders of our Common Stock.  Further, we contemplate the possible issuance of shares of our Common Stock or of securities exercisable or convertible into shares of our Common Stock in the future to our Chief Executive Officer and Chief Financial Officer.  Any such issuance will increase the percentage of stock our Chief Executive Officer, Chief Financial Officer and our management group beneficially holds.

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

INTRUSION INC.

Date: May 14, 2013	/s/ G. Ward Paxton
G. Ward Paxton
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2013	/s/ Michael L. Paxton
Michael L. Paxton
Vice President, Chief Financial Officer,
Treasurer & Secretary
(Principal Financial & Accounting Officer)