Form 10-Q
period 2013-06-30
INTRUSION INC
filed 2013-08-13
CIK 736012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on July 31, 2013 was 12,172,017.

INTRUSION INC.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$545	$52
Accounts receivable	1,171	946
Inventories, net	24	5
Prepaid expenses	42	48
Total current assets	1,782	1,051
Property and equipment, net	252	260
Other assets	53	48
TOTAL ASSETS	$2,087	$1,359

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$1,123	$707
Dividends payable	357	279
Line of credit payable	—	130
Obligations under capital lease, current portion	92	96
Deferred revenue	133	52
Loan payable to officer	1,530	—

Total current liabilities	3,235	1,264

Loan payable to officer	—	1,530
Obligations under capital lease, noncurrent portion	95	116

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value: Authorized shares — 5,000
Series 1 shares issued and outstanding — 220 Liquidation preference of $1,210 as of June 30, 2013	778	778
Series 2 shares issued and outstanding — 460 Liquidation preference of $1,270 as of June 30, 2013	724	724
Series 3 shares issued and outstanding — 354 Liquidation preference of $852 as of June 30, 2013	504	504
Common stock, $0.01 par value:
Authorized shares — 80,000
Issued shares — 12,182 as of June 30, 2013
Outstanding shares — 12,172 as of June 30, 2013	122	122
Common stock held in treasury, at cost — 10 shares	(362)	(362)
Additional paid-in capital	55,884	55,837
Accumulated deficit	(58,786)	(59,047)
Accumulated other comprehensive loss	(107)	(107)
Total stockholders’ deficit	(1,243)	(1,551)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,087	$1,359

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

		Three Months Ended		Six Months Ended
		June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	Net product revenue	$2,051	$1,916	$3,806	$3,279
	Net customer support and maintenance revenue	22	33	44	68
	Total revenue	2,073	1,949	3,850	3,347
	Cost of product revenue	721	783	1,350	1,392
	Cost of customer support and maintenance revenue	5	5	11	11
	Total cost of revenue	726	788	1,361	1,403

	Gross profit	1,347	1,161	2,489	1,944

	Operating expenses:
	Sales and marketing	435	299	747	699
	Research and development	378	314	777	711
	General and administrative	297	310	640	621

	Operating income (loss)	237	238	325	(87)

	Interest expense, net	(32)	(26)	(63)	(53)

	Income (loss) before income tax provision	205	212	262	(140)

	Income tax provision	—	—	—	—

	Net income (loss)	$205	$212	$262	$(140)

	Preferred stock dividends accrued	(38)	(38)	(75)	(75)
	Net income (loss) attributable to common stockholders	$167	$174	$187	$(215)

	Net income (loss) per share attributable to common
stockholders:	Basic	$0.01	$0.01	$0.02	$(0.02)
	Diluted	$0.01	$0.01	$0.01	$(0.02)

	Weighted average common shares outstanding:
	Basic	12,172	12,007	12,172	11,980
	Diluted	13,893	13,962	13,893	11,980

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30, 2013	June 30, 2012
Operating Activities:
Net income (loss)	$262	$(140)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	78	75
Stock-based compensation	109	117
Changes in operating assets and liabilities:
Accounts receivable	(225)	(554)
Inventories	(19)	—
Prepaid expenses and other assets	1	4
Accounts payable and accrued expenses	421	95
Deferred revenue	81	255
Net cash provided by (used in) operating activities	708	(148)

Investing Activities:
Purchases of property and equipment	(36)	(12)

Financing Activities:
Proceeds from line of credit	508	371
Payments on line of credit	(638)	(385)
Penalties and waived penalties on dividends	12	5
Proceeds from stock options exercised	—	9
Proceeds from warrants exercised	—	44
Principal payments on capital leases	(61)	(43)
Net cash (used in) provided by financing activities	(179)	1

Net increase (decrease) in cash and cash equivalents	493	(159)
Cash and cash equivalents at beginning of period	52	308
Cash and cash equivalents at end of period	$545	$149

Cash paid during the year for interest	$9	$9

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:

Preferred stock dividends accrued	$75	$75
Purchase of leased equipment under capital lease	$34	$71

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              Description of Business

We develop, market and support a family of entity identification, high speed data mining, regulated information compliance, data privacy protection and network intrusion prevention/detection products.  Our product families include:

•                                      TraceCop™ for identity discovery and disclosure,

•                                      Savant™ for network data mining,

•                                      Savant-TraceCop system for detailed analysis of security issues,

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

•                                      large commercial customers,

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

As of June 30, 2013, we had cash and cash equivalents of approximately $545,000, up from approximately $52,000 as of December 31, 2012.  We generated net income of $205,000 for the quarter ended June 30, 2013 compared to a net income of $212,000 for the comparable quarter ended June 30, 2012.  As of June 30, 2013, in addition to cash and cash equivalents of $545,000, we had $500,000 in funding available under our $0.625 million line of credit at Silicon Valley Bank (“SVB”) and $670,000 funding available from a promissory note to borrow up to $2.2 million from G. Ward Paxton, the Company’s Chief Executive Officer.   We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources.   Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through Company profits, our line of credit, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

2.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The December 31, 2012 balance sheet was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States.  However, we believe that the disclosures are adequate to make the information presented not misleading.  In our opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  The results of operations for the three and six month period ended June 30, 2013 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period.  The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2012, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 28, 2013.

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

3.              Inventories (In thousands)

	June 30, 2013	December 31, 2012

Inventories consist of:
Finished products	24	5
Net inventory	$24	5

4.    Loan Payable to Officer

On February 7, 2013, the Company entered into an unsecured revolving promissory note to borrow up to $2,200,000 from G. Ward Paxton, the Company’s Chief Executive Officer.  Under the terms of the note, the Company may borrow, repay and reborrow on the loan as needed up to an outstanding principal balance due of $2,200,000 at any given time through March 2014.

Amounts borrowed from this officer accrue interest at a floating rate per annum equal to SVB’s prime rate plus 1% (5% at June 30, 2013).  All outstanding borrowings and accrued but unpaid interest is due on March 31, 2014.  As of June 30, 2013, the borrowings outstanding totaled $1,530,000 and accrued interest totaled $168,000.

5.    Line of Credit

On March 29, 2006, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) to establish a $1.0 million line of credit (the “2006 Credit Line”).  On June 30, 2008, we entered into an Amended and Restated Loan and Security Agreement with SVB to, among other things, replace the 2006 Credit Line with a $2.5 million line of credit (the “2008 Credit Line”).  On June 24, 2013, we entered into the Fifth Amendment to the Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”) with SVB to replace our expiring line with a $0.625 million line of credit (the “Current Line of Credit”).  Our obligations under the Loan Agreement are secured by substantially all of our assets, including all of our intellectual property.  In addition, G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer, has established a Guaranty Agreement with SVB securing all outstanding balances under the Current Line of Credit.  Borrowings under the Current Line of Credit are based on advances (each an “Advance”) against certain of our accounts receivable that are approved by SVB (each an “Eligible Account”).  SVB may make an Advance of up to eighty percent (80%) of each Eligible Account, or such other percentage SVB may determine in its sole discretion.  Each Advance is subject to a finance charge calculated as a daily rate that is based on a 360-day annual rate of the greater of the prime rate plus 2.0% or 7.0%.  Finance charges are payable at the same time its related Advance is due.  Each Advance is also subject to a monthly collateral handling fee of 0.5% of all outstanding Advances, depending on certain qualifying financial factors specified in the Loan Agreement.  The collateral handling fee is payable at the same time its related Advance is due.  Each

Advance must be repaid at the earliest of (a) the date that the Eligible Account related to the Advance is paid, (b) the date the Eligible Account is no longer eligible under the Loan Agreement, or (c) the date on which any “Adjustment” (as defined in the Loan Agreement) is asserted to the Eligible Account.  We have certain non-financial and financial covenants, including a liquidity coverage ratio and a rolling EBITDA computation, as defined in the Loan Agreement.  On June 24, 2014, the Loan Agreement terminates and all outstanding Advances, accrued but unpaid finance charges, outstanding collateral handing fees, and other amounts become due under the Loan Agreement and related documents.  As of June 30, 2013 we had no borrowings outstanding under the current Line of Credit.

6.              Accounting for Stock-Based Compensation

During the three month periods ended June 30, 2013 and 2012, the Company granted 20,000 and 15,000 stock options, respectively, to employees.  The Company recognized $39,000 and $49,000, respectively, stock-based compensation expense for the three month periods ended June 30, 2013 and 2012.

During the three month period ended June 30, 2013 and 2012, none and 100,000 options were exercised under the 2005 Plan, respectively.

Valuation Assumptions

The fair values of employee and director option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	For Three Months Ended June 30, 2013	For Three Months Ended June 30, 2012	For Six Months Ended June 30, 2013	For Six Months Ended June 30, 2012

Weighted average grant date fair value	$0.44	$0.59	$0.47	$0.63
Weighted average assumptions used:
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.80%	0.75%	0.82%	0.84%
Expected volatility	227.0%	216.0%	225.0%	213.0%
Expected life (in years)	5.0	5.0	4.9	4.9

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

7.              Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period.  Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period.  Our common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding options and warrants.  The aggregate number of common stock equivalents excluded from the diluted income (loss) per share calculation for the three month periods ended June 30, 2013 and 2012 are 1,408,018 and 1,133,923 as they are antidilutive.  The aggregate number of common stock equivalents excluded from the diluted income (loss) per share calculation for the six month periods ended June 30, 2013 and 2012 are 1,433,265 and 4,060,705 as they are antidilutive.

8.    Concentrations

Our operations are concentrated in one area—security software/entity identification.  Sales to the U.S. Government through direct and indirect channels totaled 44.1% of total revenues for the second quarter of 2013 compared to 30.6% of total revenues for the second quarter of 2012.  During the second quarter of 2013, approximately 40.4% of total revenues were attributable to three government customers compared to approximately 27.9% of total revenues attributable to two government customers in the second quarter of 2012.  Sales to commercial customers totaled 55.9% of total revenue for the second quarter of 2013 compared to 69.3% of total revenue for the second quarter of 2012.  During the second quarter of 2013, approximately 54.8% of total revenue was attributable to two commercial customers compared to approximately 67.7% to one commercial customer in the second quarter of 2012.  Our similar product and service offerings are not viewed as individual segments, as our management analyzes the business as a whole and expenses are not allocated to each product offering.

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

10.       Dividends Payable

During the quarter ended June 30, 2013, we accrued $14,000 in dividends payable to the holders of our 5% Preferred Stock, $14,000 in dividends payable to the holders of our Series 2 5% Preferred Stock and $10,000 in dividends payable to the holders of our Series 3 5% Preferred Stock.  As of June 30, 2013, we have $357,000 in accrued and unpaid dividends included in current liabilities.

Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.  These dividends continue to accrue on all our outstanding shares of preferred stock, regardless of whether we are legally able to pay them.  If we are unable to pay dividends on our preferred stock, we will be required to accrue an additional late fee penalty of 18% per annum on the unpaid dividends for the Series 2 Preferred Stock and Series 3 Preferred Stock.  Our CEO, CFO and one outside board member who are holders of our Series 2 and Series 3 Preferred Stock have waived any possible late fee penalties.  In addition to this late penalty, the holders of our Series 2 Preferred Stock and Series 3 Preferred Stock could elect to present us with written notice of our failure to pay dividends as scheduled, in which case we would have 45 days to cure such a breach.  In the event that we failed to cure the breach, the holders of these shares of preferred stock would then have the right to require us to redeem their shares of preferred stock for a cash amount calculated in accordance with their respective certificates of designation.  If we were required to redeem all shares of Series 2 Preferred Stock and Series 3 Preferred Stock as of July 31, 2013, the aggregate redemption price we would owe would be $2.2 million.

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

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net product revenue	98.9%	98.3%	98.9%	98.0%
Net customer support and maintenance revenue	1.1	1.7	1.1	2.0
Total revenue	100.0	100.0	100.0	100.0
Cost of product revenue	34.8	40.1	35.1	41.6
Cost of customer support and maintenance revenue	0.2	0.3	0.3	0.3
Total cost of revenue	35.0	40.4	35.4	41.9
Gross profit	65.0	59.6	64.6	58.1
Operating expenses:
Sales and marketing	21.0	15.4	19.4	20.9
Research and development	18.2	16.1	20.2	21.3
General and administrative	14.4	15.9	16.6	18.5

Operating income (loss)	11.4	12.2	8.4	(2.6)

Interest expense	(1.5)	(1.3)	(1.6)	(1.6)
Income (loss) before income tax provision	9.9	10.9	6.8	(4.2)

Income tax provision	—	—	—	—

Net income (loss)	9.9%	10.9%	6.8%	(4.2)%
Preferred stock dividends accrued	(1.8)	(2.0)	(1.9)	(2.3)

Net income (loss) attributable to common stockholders	8.1%	8.9%	4.9%	(6.5)%

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Domestic revenues	100.0%	99.9%	100.0%	99.9%
Export revenues to:
Europe	—	0.1	—	—
Canada	—	—	—	—
Asia	—	—	—	—
Latin America	—	—	—	0.1

Net revenues	100.0%	100.0%	100.0%	100.0%

Net Revenues.  Net revenues for the quarter and six months ended June 30, 2013 were $2.1 million and $3.9 million, respectively, compared to $1.9 million and $3.3 million for the same periods in 2012.  Product revenues increased $0.1 million for the quarter ended June 30, 2013, and increased $0.5 million for the six months ended June 30, 2013 compared to the same periods in 2012.  Increased product revenues are primarily due to sales of our new Savant-TraceCop product line which generated $0.67 million of revenue in the quarter ended June 30, 2013, compared to no revenue for the same quarter in 2012.  Substantially all of the remaining revenue for the quarters ended June 30, 2013 and 2012 were derived from TraceCop sales, $1.4 million in 2013 and $1.9 million in 2010.    Customer support and maintenance revenue decreased $11 thousand for the quarter ended June 30, 2013, compared to the same period in 2012.  This decrease was due to the current sales mix with a high concentration of sales not requiring a maintenance contract.

Concentration of Revenues.    Revenues from sales to various U.S. government entities totaled $0.9 million, or 44.1% of revenues, for the quarter ended June 30, 2013 compared to $0.6 million, or 30.6% of revenues, for the same period in 2012.  Revenues from sales to various U.S. government entities totaled $2.1 million, or 55.0% of revenues, for the six months ended June 30, 2013 compared to $1.2 million, or 35.6% of revenues, for the same period in 2012.    Sales to commercial customers totaled 55.9% of total revenue for the second quarter of 2013 compared to 69.3% of total revenue for the second quarter of 2012.  During the second quarter of 2013, approximately 54.8% of total revenue was attributable to two commercial customers compared to approximately 67.7% to one commercial customer in the second quarter of 2012.  Although we expect our concentration of revenues to vary among customers in future periods depending upon the timing of certain sales, we anticipate that sales to government customers will continue to account for a significant portion of our revenues in future periods.  Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including, without limitation, potential disruption to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience.  Although we do not anticipate that any of our revenues with government customers will be renegotiated, a large number of cancelled or renegotiated government orders could have a material adverse effect on our financial results.  Currently, we are not aware of any proposed cancellation or renegotiation of any of our existing arrangements with government entities and, historically, government entities have not cancelled or renegotiated orders which had a material adverse effect on our business.

Gross Profit.  Gross profit was $1.3 million or 65.0% of net revenues for the quarter ended June 30, 2013, compared to $1.2 million or 59.6% of net revenues for the quarter ended June 30, 2012.  Gross profit was $2.5 million or 64.6% of net revenues for the six months ended June 30, 2013 compared to $1.9 million or 58.1% of net revenues for the six months ended June 30, 2012.   Gross profit on product revenues for the quarter and six months ended June 30, trended from 59.1% and 57.5%, respectively, in 2012 to 64.8% and 64.5%, respectively, in 2013 mainly due to a change in product mix and slightly higher labor cost associated with TraceCop sales.  Gross profit on customer support and maintenance revenues for the quarter and six months ended June 30, trended from 83.8% and 84.2%, respectively, in 2012 to 77.3% and 75.0%, respectively, in 2013.  Gross profit as a percentage of net revenues is impacted by several factors, including shifts in product mix, changes in channels of distribution, revenue volume, pricing strategies, and fluctuations in revenues of integrated third-party products.

Sales and Marketing.  Sales and marketing expenses increased to $0.4 million for the quarter ended June 30, 2013 compared to $0.3 million for the same period in 2012.  Sales and marketing expenses remained constant at $0.7 million for the six months ended June 30, 2013 and 2012.  Increased sales and marketing expense was due to increases in sales efforts to commercial customers.  Sales and marketing expenses may vary in the future.  We believe that these costs will increase through the end of 2013, with increases in revenue.

Research and Development.  Research and development expenses increased to $0.4 million for the quarter ended June 30, 2013 compared to $0.3 million for the same period in 2012.  Research and development expenses increased to $0.8 million for the six months ended June 30, 2013 compared to $0.7 million for the same period in 2012.   Research and development costs are expensed in the period incurred.  Research and development expenses may vary in the future; however, we believe that these costs will remain relatively constant through the end of 2013, although expenses may be increased relative to increases in revenue.

General and Administrative.  General and administrative expenses remained constant at $0.3 million for the quarters ended June 30, 2013 and 2012.  General and administrative expenses remained constant at $0.6 million for the six months ended June 30, 2013 and 2012.   It is expected that general and administrative expenses will remain relatively constant throughout the remainder of 2013, although expenses may be increased relative to increases in revenue.

Interest.  Net interest expense increased to $32 thousand for the quarter ended June 30, 2013 compared to $26 thousand for the same period in 2012.   Net interest expense increased to $63 thousand for the six months ended June 30, 2013 compared to $53 thousand for the same period in 2012.  The increase in interest expense was primarily due to an increase in interest expense related capital leased equipment.  Net interest expense may vary in the future based on our level of borrowing, which will be affected by our cash flow, operating income and capital expenditures.

Liquidity and Capital Resources

Our principal source of liquidity at June 30, 2013, is approximately $545 thousand of cash and cash equivalents.  At June 30, 2013, we had a working capital deficiency of $1.5 million compared to a $1.7 million deficiency at June 30, 2012.

Net cash provided by operations for the six months ended June 30, 2013, was $708 thousand due to net income of $262 thousand and the following sources of cash and non-cash items: $421 thousand increase in accounts payable and accrued expenses, a $81 thousand increase in deferred revenues, a $1 thousand decrease in prepaid expenses and other assets, $109 thousand in stock-based compensation, $14 thousand in depreciation expense, and $64 thousand in amortization expense of capital leases.  This was partially offset by the following uses of cash: a $225 thousand increase in accounts receivable and a $19 thousand increase in inventories. Net cash used in operations for the six months ended June 30, 2012, was $148 thousand primarily due to net loss of $140 thousand and the following use of cash: a $554 thousand increase in accounts receivable. This was partially offset by the following sources of cash and non-cash items: a $255 thousand increase in deferred revenue, $95 thousand increase in accounts payable and accrued expenses, a $4 thousand increase in prepaid expenses and other assets, $117 thousand in stock-based compensation, $29 thousand in depreciation expense, and $46 thousand in amortization expense of capital leases. Future fluctuations in inventory balances, accounts receivable and accounts payable will be dependent upon several factors, including, but not limited to, quarterly sales volumes and timing of invoicing, and the accuracy of our forecasts of product demand and component requirements.

Net cash used in investing activities for the six months ended June 30, 2013, was $36 thousand for net purchases of property and equipment, compared to $12 thousand for net purchases of property and equipment used in investing activities of for the six months ended June 30, 2012.

Net cash used in financing activities for the six months ended June 30, 2013, was $179 thousand primarily due to $508 thousand from the line of credit and $12 thousand on penalties and waived penalties on dividends. This was offset by the following uses of cash: $638 thousand payment to line of credit and $61 thousand payment on principal on capital leases. Net cash provided by financing activities for the six months ended June 30, 2012, was $1 thousand due to the following provisions of cash: $371 thousand from the line of credit, $44 thousand from the exercise of warrants, $9 thousand from the exercise of stock options and $5 thousand on penalties and waived penalties on dividends.  This was offset by the $385 thousand payment to the line of credit and $43 thousand for payment on principal on capital leases.

At June 30, 2013, the Company did not have any material commitments for capital expenditures.

During the three months ended June 30, 2013, the Company funded its operations through the use of cash and cash equivalents, borrowing against our line of credit and advances on the loan from our Chief Executive Officer.

On March 29, 2006, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) to establish a $1.0 million line of credit (the “2006 Credit Line”).  On June 30, 2008, we entered into an Amended and Restated Loan and Security Agreement with SVB to, among other things, replace the 2006 Credit Line with a $2.5 million line of credit (the “2008 Credit Line”).  On June 24, 2013, we entered into the Fifth Amendment to the Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”) with SVB to replace our expiring line with a $0.625 million line of credit (the “Current Line of Credit”).  Our obligations under the Loan Agreement are secured by substantially all of our assets, including all of our intellectual property.  In addition, G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer, has established a Guaranty Agreement with SVB securing all outstanding balances under the Current Line of Credit.  Borrowings under the Current Line of Credit are based on advances (each an “Advance”) against certain of our accounts receivable that are approved by SVB (each an “Eligible Account”).  SVB may make an Advance of up to eighty percent (80%) of each Eligible Account, or such other percentage SVB may determine in its sole discretion.  Each Advance is subject to a finance charge calculated as a daily rate that is based on a 360-day annual rate of the greater of the prime rate plus 2.0% or 7.0%.  Finance charges are payable at the same time its related Advance is due.  Each Advance is also subject to a monthly collateral handling fee of 0.5% of all outstanding Advances, depending on certain qualifying financial factors specified in the Loan Agreement.  The collateral handling fee is payable at the same time its related Advance is due.  Each Advance must be repaid at the earliest of (a) the date that the Eligible Account related to the Advance is paid, (b) the date the Eligible Account is no longer eligible under the Loan Agreement, or (c) the date on which any “Adjustment” (as defined in the Loan Agreement) is asserted to the Eligible Account.  We have certain non-financial and financial covenants, including a liquidity coverage ratio and a rolling EBITDA computation, as defined in the Loan Agreement.  On June 24, 2014, the Loan Agreement terminates and all outstanding Advances, accrued but unpaid finance charges, outstanding collateral handing fees, and other amounts become due under the Loan Agreement and related documents.  As of June 30, 2013 we had no borrowings outstanding under the current Line of Credit.

As of June 30, 2013, we had cash and cash equivalents of approximately $545,000, up from approximately $52,000 as of December 31, 2012.  We generated net income of $205,000 for the quarter ended June 30, 2013 compared to a net income of $212,000 for the comparable quarter ended June 30, 2012.  As of June 30, 2013, in addition to cash and cash equivalents of $545,000, we had $500,000 in funding available under our $0.625 million line of credit at Silicon Valley Bank (“SVB”) and $0.67 million funding available from a promissory note to borrow up to $2.2 million from G. Ward Paxton, the Company’s Chief Executive Officer.   We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources.   Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through Company profits, our line of credit, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013, and concluded that the disclosure controls and procedures were effective.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) as of December 31, 2012, and concluded that there have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2013, we had cash and cash equivalents of approximately $545,000, up from approximately $52,000 as of December 31, 2012.  We generated net income of $205,000 for the quarter ended June 30, 2013 compared to a net income of $212,000 for the comparable quarter ended June 30, 2012.  As of June 30, 2013, in addition to cash and cash equivalents of $545,000, we had $500,000 in funding available under our $0.625 million line of credit at Silicon Valley Bank (“SVB”) and $0.67 million funding available from a promissory note to borrow up to $2.2 million from G. Ward Paxton, the Company’s Chief Executive Officer.   We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources.   Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through Company profits, our line of credit, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

We had a net income of $205 thousand for the quarter ended June 30, 2013, and have an accumulated deficit of $59.0 million as of June 30, 2013.  To continue profitability, we must continue to generate current or increased revenue levels.

For the quarter ended June 30, 2013, we generated net income of $205 thousand and had an accumulated deficit of approximately $58.8 million as of June 30, 2013, compared to a net income of $212 thousand for the quarter ended June 30, 2012 and an accumulated deficit of approximately $59.0 million at December 31, 2012.  We need to sustain current or greater revenue levels from the sales of our products if we are to sustain profitability.  If we are unable to achieve these revenue levels, losses could happen for the near term and possibly longer, and we may not sustain profitability or generate positive cash flow from operations.

A large percentage of our revenues are received from U.S. government entities/resellers or large commercial accounts, and the loss of any one of these customers could reduce our revenues and materially harm our business and prospects.

A large percentage of our revenues result from sales to U.S. government entities/resellers or large commercial accounts.  If we were to lose one or more of these key relationships, our revenues could decline and our business and prospects may be materially harmed. We expect that even if we are successful in developing added relationships, our revenues will continue to be concentrated among select entities.  For the quarter ended June 30, 2013, sales to U.S. government entities/resellers or large commercial accounts collectively accounted for 98.8% of our revenues, compared to 98.7% for the comparable period in 2012.  The loss of any of these key relationships may send a negative message to other U.S. government entities or non-governmental customers concerning our product offering.  We cannot assure you that U.S. government entities will be customers of ours in future periods or that we will be able to diversify our customer portfolio to adequately mitigate the risk of loss of any of these customers.

A large percentage of our revenues are from two product lines with a limited number of customers, and the decrease of revenue from sales of these product lines could materially harm our business and prospects.

A large percentage of our revenues result from sales of our TraceCop and Savant-TraceCop product lines.  TraceCop revenues were $1.4 million for the quarter ended June 30, 2013, compared to $1.9 million for the same quarter in 2012.  Savant-TraceCop revenues were $0.62 million for the quarter ended June 30, 2013, compared to none for the same quarter in 2012.  If sales of these key product lines were to decrease, our revenues could decline and our business and prospects may be materially harmed.

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

We derived 24.2% of revenue in the second quarter of 2013 through indirect channels of mainly government resellers, compared to 31.1% of our revenues in the quarter ended June 30, 2012.   We must continue to expand our sales through these indirect channels in order to increase our revenues.  We cannot assure you that our products will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues.  Further, many of our competitors are also trying to sell their products through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our products.

You will experience substantial dilution upon the conversion or redemption of the shares of preferred stock that we issued in our private placements or in the event we raise additional funds through the issuance of new shares of our common stock or securities convertible or exercisable into shares of common stock.

On July 31, 2013, we had 12,072,017 shares of common stock outstanding.  Upon conversion of all outstanding shares of preferred stock, we will have 13,235,945 shares of common stock outstanding, approximately a 9.6% increase in the number of shares of our common stock outstanding.

In addition, management may issue additional shares of common stock or securities exercisable or convertible into shares of common stock in order to finance our continuing operations.  Any future issuances of such securities would have additional dilutive effects on the existing holders of our Common Stock.

Further, the occurrence of certain events could entitle holders of our Series 2 Preferred Stock and Series 3 Preferred Stock to require us to redeem their shares for a certain number of shares of our common stock.  Assuming (i) we have paid all liquidated damages and other amounts to the holders, (ii) paid all outstanding dividends, (iii) a volume weighted average price of $0.72, which was the ten-day volume weighted average closing price of our common stock on July 31, 2013, and (iv) our 12,072,017 shares of common stock outstanding on July 31, 2013, upon exercise of their redemption right by the holders of the Series 3 Preferred Stock and the Series 2 Preferred Stock, we would be obligated to issue approximately 5,100,000 shares of our common stock.  This would represent an increase of approximately 42.2% in the number of shares of our common stock as of July 31, 2013.

If we are unable to pay scheduled dividends on shares of our preferred stock it could potentially result in additional consequences, some of them material.

Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.  We currently have dividend payments that are past due because we do not currently have a capital surplus or fiscal year net profits.  We cannot assure you that our net assets will exceed our stated capital or that we will have sufficient net profits in order to pay these dividends in the future.  These dividends continue to accrue on all our outstanding shares of preferred stock, regardless of whether we are legally able to pay them.  If we continue to be unable to pay dividends on our preferred stock, we will be required to accrue an additional late fee penalty of 18% per annum on the unpaid dividends for the Series 2 Preferred Stock and Series 3 Preferred Stock.  Our CEO, CFO and one outside board member who are invested in Series 2 and Series 3 Preferred Stock have waived any possible late fee penalties.  In addition to this late penalty, the holders of our Series 2 Preferred Stock and Series 3 Preferred Stock could elect to present us with written notice of our failure to pay dividends as scheduled, in which case we would have 45 days to cure such a breach.  In the event that we failed to cure the breach, the holders of these shares of preferred stock would then have the right to require us to redeem their shares of preferred stock for a cash amount calculated in accordance with their respective certificates of designation.  If we were required to redeem all shares of Series 2 Preferred Stock and Series 3 Preferred Stock as of July 31, 2013, the aggregate redemption price we would owe would be $2.2 million.

The conversion of preferred stock we issued in the private placements may cause the price of our common stock to decline.

The holders of the shares of our 5% Preferred Stock we issued in connection with the sale of our 5% Preferred Stock may freely convert their shares of preferred stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of July 31, 2013, 780,000 shares of our 5% Preferred Stock had converted into 1,240,457 shares of common stock and 220,000 shares of our 5% preferred stock remain outstanding.

The holders of the shares of Series 2 5% Preferred Stock we issued in connection with the sale of our Series 2 Preferred Stock may freely convert their shares of preferred stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of July 31, 2013, 605,200 shares of Series 2 Preferred Stock had converted into 605,200 shares of common stock and 460,000 shares of Series 2 5% preferred stock remain outstanding.

The holders of the shares of Series 3 5% Preferred Stock we issued in connection with the sale of our Series 3 Preferred Stock, may freely convert their shares of Series 3 Preferred Stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of July 31, 2013, 210,551 shares of Series 3 Preferred Stock had converted into 210,551 shares of common stock and 354,056 shares of Series 3 5% preferred stock remain outstanding.

For the four weeks ended on July 26, 2013, the average daily trading volume of our common stock on the OTCQB was 3,400 shares.  Consequently, if holders of preferred stock elect to convert their remaining shares and sell a material amount of their underlying shares of common stock on the open market, the increase in selling activity could cause a decline in the market price of our common stock.  Furthermore, these sales, or the potential for these sales, could encourage short sales, causing additional downward pressure on the market price of our common stock.

Our management and larger stockholders exercise significant control over our company and have the ability to approve or take actions that may be adverse to your interests.

As of July 31, 2013, our executive officers, directors and preferred stockholders beneficially own approximately 27% of our voting power.  In addition, other related parties control approximately 30% of voting power.  As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us.  These stockholders may use their influence to approve or take actions that may be adverse to the interests of holders of our Common Stock.  Further, we contemplate the possible issuance of shares of our Common Stock or of securities exercisable or convertible into shares of our Common Stock in the future to our Chief Executive Officer and Chief Financial Officer.  Any such issuance will increase the percentage of stock our Chief Executive Officer, Chief Financial Officer and our management group beneficially holds.

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

INTRUSION INC.

Date: August 13, 2013	/s/ G. Ward Paxton
G. Ward Paxton
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2013	/s/ Michael L. Paxton
Michael L. Paxton
Vice President, Chief Financial Officer, Treasurer & Secretary
(Principal Financial & Accounting Officer)