Form 10-Q
period 2014-03-31
INTRUSION INC
filed 2014-05-13
CIK 736012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on April 30, 2014 was 12,418,502.

INTRUSION INC.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$198	$1,139
Accounts receivable	1,024	816
Inventories, net	19	19
Prepaid expenses	60	95
Total current assets	1,301	2,069
Property and equipment, net	431	297
Other assets	56	51
TOTAL ASSETS	$1,788	$2,417

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$892	$998
Dividends payable	35	437
Obligations under capital lease, current portion	153	106
Deferred revenue	37	139
Loan payable to officer	1,530	—

Total current liabilities	2,647	1,680

Loan payable to officer	—	1,530
Obligations under capital lease, noncurrent portion	157	67

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value: Authorized shares — 5,000
Series 1 shares issued and outstanding — 220 Liquidation preference of $1,127 as of March 31, 2014	778	778
Series 2 shares issued and outstanding — 460 Liquidation preference of $1,155 as of March 31, 2014	724	724
Series 3 shares issued and outstanding — 354 Liquidation preference of $634 as of March 31, 2014	411	504
Common stock, $0.01 par value:
Authorized shares — 80,000
Issued shares — 12,397 as of March 31, 2014 and 12,182 as of December 31, 2013 Outstanding shares — 12,387 as of March 31, 2014 and 12,172 as of December 31, 2013	124	122
Common stock held in treasury, at cost — 10 shares	(362)	(362)
Additional paid-in capital	56,110	55,905
Accumulated deficit	(58,694)	(58,424)
Accumulated other comprehensive loss	(107)	(107)
Total stockholders’ deficit	(1,016)	(860)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,788	$2,417

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended
	March 31, 2014	March 31, 2013
Net product revenue	$1,576	$1,755
Net customer support and maintenance revenue	18	22
Total revenue	1,594	1,777
Cost of product revenue	573	629
Cost of customer support and maintenance revenue	3	6
Total cost of revenue	576	635

Gross profit	1,018	1,142

Operating expenses:
Sales and marketing	423	312
Research and development	479	399
General and administrative	353	343

Operating income (loss)	(237)	88

Interest expense, net	(33)	(31)

Income (loss) before income tax provision	(270)	57

Income tax provision	—	—

Net income (loss)	$(270)	$57

Preferred stock dividends accrued	(37)	(37)
Net income (loss) attributable to common stockholders	$(307)	$20

Net income (loss) per share attributable to common stockholders:
Basic	$(0.02)	$0.00
Diluted	$(0.02)	$0.00

Weighted average common shares outstanding:
Basic	12,291	12,172
Diluted	12,291	13,736

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31, 2014	March 31, 2013
Operating Activities:
Net income (loss)	$(270)	$57
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	55	40
Stock-based compensation	98	70
Penalties and waived penalties on dividends	6	7
Changes in operating assets and liabilities:
Accounts receivable	(208)	(660)
Inventories	—	(7)
Prepaid expenses and other assets	30	4
Accounts payable and accrued expenses	(106)	212
Deferred revenue	(102)	397
Net cash provided by (used in) operating activities	(497)	120

Investing Activities:
Purchases of property and equipment	(12)	(17)

Financing Activities:
Proceeds from line of credit	—	508
Payments of dividends	(439)	(328)
Proceeds from stock options exercised	47	—
Principal payments on capital leases	(40)	(34)
Net cash provided by (used in) financing activities	(432)	146

Net increase (decrease) in cash and cash equivalents	(941)	249
Cash and cash equivalents at beginning of period	1,139	52
Cash and cash equivalents at end of period	$198	$301

Cash paid during the year for interest	$—	$5

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:

Preferred stock dividends accrued	$37	$37
Purchase of leased equipment under capital lease	$177	$—
Conversion of preferred shares to common stock	$93	$—

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

On March 29, 2006, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) to establish a $1.0 million line of credit (the “2006 Credit Line”).  On June 30, 2008, we entered into an Amended and Restated Loan and Security Agreement with SVB to, among other things, replace the 2006 Credit Line with a $2.5 million line of credit (the “2008 Credit Line”).  On June 24, 2013, we entered into the Fifth Amendment to the Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”) with SVB to replace our expiring line with a $0.625 million line of credit (the “Current Line of Credit”).  Our obligations under the Loan Agreement are secured by substantially all of our assets, including all of our intellectual property.  In addition, G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer, has established a Guaranty Agreement with SVB securing all outstanding balances under the Current Line of Credit.  Borrowings under the Current Line of Credit are based on advances (each an “Advance”) against certain of our accounts receivable that are approved by SVB (each an “Eligible Account”).  SVB may make an Advance of up to eighty percent (80%) of each Eligible Account, or such other percentage SVB may determine in its sole discretion.  Each Advance is subject to a finance charge calculated as a daily rate that is based on a 360-day annual rate of the greater of the prime rate plus 2.0% or 7.0%.  Finance charges are payable at the same time its related Advance is due.  Each Advance is also subject to a monthly collateral handling fee of 0.5% of all outstanding Advances, depending on certain qualifying financial factors specified in the Loan Agreement.  The collateral handling fee is payable at the same time its related Advance is due.  Each Advance must be repaid at the earliest of (a) the date that the Eligible Account related to the Advance is paid, (b) the date the Eligible Account is no longer eligible under the Loan Agreement, or (c) the date on which any “Adjustment” (as defined in the Loan Agreement) is asserted to the Eligible Account.  We have certain non-financial and financial covenants, including a liquidity coverage ratio and a rolling EBITDA computation, as defined in the Loan Agreement.  On June 24, 2014, the Loan Agreement terminates and all outstanding Advances, accrued but unpaid finance charges, outstanding collateral handing fees, and other amounts become due under the Loan Agreement and related documents.  As of March 31, 2014 we had no borrowings outstanding under the Current Line of Credit.

As of March 31, 2014, we had cash and cash equivalents of approximately $198,000, down from approximately $1,139,000 as of December 31, 2013.  We generated a net loss of $270,000 for the three month period ended March 31, 2014 compared to net income of $57,000 for the three month period ended March 31, 2013.  As of March 31, 2014, in addition to cash and cash equivalents of $198,000, we had $500,000 in funding available under our $0.625 million line of credit at Silicon Valley Bank (“SVB”) and $670,000 funding available from a promissory note to borrow up to $2.2 million from G. Ward Paxton, the Company’s Chief Executive Officer.  We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources.  Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through Company profits, our line of credit, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

2.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The December 31, 2013 balance sheet was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States.  However, we believe that the disclosures are adequate to make the information presented not misleading.  In our opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period.  The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2013, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 28, 2014.

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

3.              Inventories (In thousands)

	March 31, 2014	December 31, 2013

Inventories consist of:
Finished products	19	19
Net inventory	$19	19

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

Amounts borrowed from this officer accrue interest at a floating rate per annum equal to SVB’s prime rate plus 1% (5% at December 31, 2013).  All outstanding borrowings and accrued but unpaid interest is due on March 31, 2015.  As of March 31, 2014, the borrowings outstanding totaled $1,530,000 and accrued interest totaled $95,000.

5.              Line of Credit

On March 29, 2006, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) to establish a $1.0 million line of credit (the “2006 Credit Line”).  On June 30, 2008, we entered into an Amended and Restated Loan and Security Agreement with SVB to, among other things, replace the 2006 Credit Line with a $2.5 million line of credit (the “2008 Credit Line”).  On June 24, 2013, we entered into the Fifth Amendment to the Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”) with SVB to replace our expiring line with a $0.625 million line of credit (the “Current Line of Credit”).  Our obligations under the Loan Agreement are secured by substantially all of our assets, including all of our intellectual property.  In addition, G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer, has established a Guaranty Agreement with SVB securing all outstanding balances under the Current Line of Credit.  Borrowings under the Current Line of Credit are based on advances (each an “Advance”) against certain of our accounts receivable that are approved by SVB (each an “Eligible Account”).  SVB may make an Advance of up to eighty percent (80%) of each Eligible Account, or such other percentage SVB may determine in its sole discretion.  Each Advance is subject to a finance charge calculated as a daily rate that is based on a 360-day annual rate of the greater of the prime rate plus 2.0% or 7.0%.  Finance charges are payable at the same time its related Advance is due.  Each Advance is also subject to a monthly collateral handling fee of 0.5% of all outstanding Advances, depending on certain qualifying financial factors specified in the Loan Agreement.  The collateral handling fee is payable at the same time its related Advance is due.  Each Advance must be repaid at the earliest of (a) the date that the Eligible Account related to the Advance is paid, (b) the date the Eligible Account is no longer eligible under the Loan Agreement, or (c) the date on which any “Adjustment” (as defined in the Loan Agreement) is asserted to the Eligible Account.  We have certain non-financial and financial covenants, including a liquidity coverage ratio and a rolling EBITDA computation, as defined in the Loan Agreement.  On June 24, 2014, the Loan Agreement terminates and all outstanding Advances, accrued but unpaid finance charges, outstanding collateral handing fees, and other amounts become due under the Loan Agreement and related documents.  As of March 31, 2014, we had no borrowings outstanding under the Current Line of Credit.

6.              Accounting for Stock-Based Compensation

During the three month periods ended March 31, 2014 and 2013, the Company granted 280,500 and 263,000 stock options, respectively, to employees and contractors.  The Company recognized $98,350 and $70,000, respectively, in stock-based compensation expense for the three month periods ended March 31, 2014 and 2013.  This expense is allocated based on appropriate employee department.

During the three month period ended March 31, 2014, 150,000 options were exercised under the 2005 Plan compared to none in the previous year.

Valuation Assumptions

The fair values of employee and director option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	For Three Months Ended March 31, 2014	For Three Months Ended March 31, 2013

Weighted average grant date fair value	$1.78	$0.47
Weighted average assumptions used:
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	1.5%	0.8%
Expected volatility	228.0%	225.0%
Expected life (in years)	4.9	4.9
Forfeiture rate	8.0%	8.0%

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

7.              Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period.  Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period.  Our common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding options and warrants.  The aggregate number of common stock equivalents excluded from the diluted income (loss) per share calculation for the three month periods ending March 31, 2014 and 2013 are 4,210,747 and 1,458,511 as they are antidilutive.

8.              Concentrations

Our operations are concentrated in one area—security software/entity identification.  Sales to the U.S. Government through direct and indirect channels totaled 47.2% of total revenues for the first quarter of 2014 compared to 67.7% of total revenues for the first quarter of 2013.  During the first quarter of 2014, approximately 34.8% of total revenues were attributable to three government customers compared to approximately 57.9% of total revenues attributable to three government customers in the first quarter of 2013. There were two individual commercial customers in the first quarter of 2014 attributable for 51.7% of total revenue compared to 31.1% of total revenue to one individual commercial customer for the same period in 2013.  Our similar product and service offerings are not viewed as individual segments, as our management analyzes the business as a whole and expenses are not allocated to each product offering.

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

10.       Dividends Payable

During the quarter ended March 31, 2014, we accrued $14,000 in dividends payable to the holders of our 5% Preferred Stock, $14,000 in dividends payable to the holders of our Series 2 5% Preferred Stock and $9,000 in dividends payable to the holders of our Series 3 5% Preferred Stock.  As of March 31, 2014, we have $35,000 in accrued and unpaid dividends included in current liabilities.

Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.  These dividends continue to accrue on all our outstanding shares of preferred stock, regardless of whether we are legally able to pay them.  If we are unable to pay dividends on our preferred stock, we will be required to accrue an additional late fee penalty of 18% per annum on the unpaid dividends for the Series 2 Preferred Stock and Series 3 Preferred Stock.  Our CEO, CFO and one outside board member who are holders of our Series 2 and Series 3 Preferred Stock have waived any possible late fee penalties.  In addition to this late penalty, the holders of our Series 2 Preferred Stock and Series 3 Preferred Stock could elect to present us with written notice of our failure to pay dividends as scheduled, in which case we would have 45 days to cure such a breach.  In the event that we failed to cure the breach, the holders of these shares of preferred stock would then have the right to require us to redeem their shares of preferred stock for a cash amount calculated in accordance with their respective certificates of designation.  If we were required to redeem all shares of Series 2 Preferred Stock and Series 3 Preferred Stock as of April 30, 2014, the aggregate redemption price we would owe would be $1.8 million.

Item 2.                            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q, including, without limitation, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are generally accompanied by words such as “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate,” “may” or other words that convey uncertainty of future events or outcomes.  These statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations, which we describe in more detail elsewhere in this Quarterly Report on Form 10-Q in Part II Item 1A “Risk Factors”, and in our 2013 Annual Report on Form 10-K in Item 1A “Risk Factors” include, but are not limited to:

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

	Three Months Ended
	March 31, 2014	March 31, 2013
Net product revenue	98.9%	98.8%
Net customer support and maintenance revenue	1.1	1.2
Total revenue	100.0	100.0
Cost of product revenue	36.0	35.4
Cost of customer support and maintenance revenue	0.2	0.3
Total cost of revenue	36.2	35.7
Gross profit	63.8	64.3
Operating expenses:
Sales and marketing	26.5	17.5
Research and development	30.0	22.5
General and administrative	22.2	19.3

Operating income (loss)	(14.9)	5.0

Interest expense, net	(2.1)	(1.8)
Income (loss) before income tax provision	(17.0)	3.2

Income tax provision	—	—

Net income (loss)	(17.0)%	3.2%
Preferred stock dividends accrued	(2.4)	(2.1)

Net income (loss) attributable to common stockholders	(19.4)%	1.1%

	Three Months Ended
	March 31, 2014	March 31, 2013

Domestic revenues	100.0%	100.0%
Export revenues	—	—

Net revenues	100.0%	100.0%

Net Revenues.  Net revenues for the quarter ended March 31, 2014, were $1.6 million, compared to $1.8 million for the same period in 2013.  Product revenues decreased $0.2 million for the quarter ended March 31, 2014, compared to the same period in 2013.  Decreased product revenues are due to a decrease in sales of our TraceCop product line and a delay in our anticipated increase in commercial Savant sales.  TraceCop revenues were $1.3 million for the quarter ended March 31, 2014, compared to $1.8 million for the same quarter in 2013.  Savant revenues were $0.3 million for the quarter ended March 31, 2014 compared to none for the same period in 2013.  The increase in Savant revenues was primarily the result of an increase in orders booked from new projects.  Substantially all of our revenue for the quarters ended March 31, 2014 and 2013 were derived from TraceCop/Savant sales.  Customer support and maintenance revenue decreased $4 thousand for the quarter ended March 31, 2014, compared to the same period in 2013.  This decrease was due to the current sales mix with a high concentration of government sales not requiring a maintenance contract.

Concentration of Revenues.  Revenues from sales to various U.S. government entities totaled $0.8 million, or 47.2% of revenues, for the quarter ended March 31, 2014, compared to $1.2 million, or 67.7% of revenues, for the same period in 2013.  Although we expect our concentration of revenues to vary among customers in future periods depending upon the timing of certain sales, we anticipate that sales to government customers will continue to account for a significant portion of our revenues in future periods.  Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including, without limitation, potential disruption to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience.  Although we do not anticipate that any of our revenues with government customers will be renegotiated, a large number of cancelled or renegotiated government orders could have a material adverse effect on our financial results.  Currently, we are not aware of any proposed cancellation or renegotiation of any of our existing arrangements with government entities and, historically, government entities have not cancelled or renegotiated orders which had a material adverse effect on our business.  There were two individual commercial customers in the first quarter of 2014 attributable for 51.7% of total revenue compared to 31.1% of total revenue to one individual commercial customer for the same period in 2013.

Gross Profit.  Gross profit was $1.0 million or 63.9% of net revenues for the quarter ended March 31, 2014, compared to $1.1 million or 64.3% of net revenues for the quarter ended March 31, 2013.  Gross profit on product revenues for the quarter ended March 31, 2014, trended to 63.6% from 64.2% for the quarter ended March 31, 2013, mainly due to a favorable TraceCop/Savant product mix.  Gross profit on customer support and maintenance revenues for the quarter ended March 31, 2014, trended to 85.0% from 74.9% for the quarter ended March 31, 2013.  Gross profit as a percentage of net revenues is impacted by several factors, including shifts in product mix, changes in channels of distribution, revenue volume, pricing strategies, and fluctuations in revenues of integrated third-party products.

Sales and Marketing.  Sales and marketing expenses increased to $0.4 million for the quarter ended March 31, 2014, compared to $0.3 million for the quarter ended March 31, 2013, primarily due to reduced sales and marketing personnel and associated expenses transferring to direct labor.  Sales and marketing expenses may vary in the future.  We believe that these costs will increase through the end of 2014, with increases in revenue.

Research and Development.  Research and development expenses increased to $0.5 million for the quarter ended March 31, 2014, compared to $0.4 million for the quarter ended March 31, 2013, primarily due to reduced research and development personnel and associated expenses transferring to direct labor.  Research and development costs are expensed in the period incurred.  Research and development expenses may vary in the future; however, we believe that these costs will remain relatively constant through the end of 2014, although expenses may be increased with increases in revenue.

General and Administrative.  General and administrative expenses increased to $0.4 million for the quarter ended March 31, 2014, compared to $0.3 million for the quarter ended March 31, 2013.  It is expected that general and administrative expenses will remain relatively constant throughout the remainder of 2014, although expenses may be increased with increases in revenue.

Interest.  Net interest expense increased to $33 thousand for the quarter ended March 31, 2014 compared to $31 thousand interest expense for the same period in 2013.  Net interest expense may vary in the future based on our level of borrowing, which will be affected by our cash flow, operating income and capital expenditures.

Liquidity and Capital Resources

Our principal source of liquidity at March 31, 2014, was approximately $198 thousand of cash and cash equivalents.  At March 31, 2014, we had a working capital deficiency of $1.3 million compared to a $1.6 million deficiency at March 31, 2013.

Net cash used in operations for the three months ended March 31, 2014, was $497 thousand due to a net loss of $270 thousand and the following uses of cash: a $208 thousand increase in accounts receivable, $106 thousand decrease in accounts payable and accrued expenses, and $102 thousand decrease in deferred revenue.  This was partially offset by the following provisions of cash and non-cash items: a $30 thousand decrease in prepaid expenses and other assets, $98 thousand in stock-based compensation, $13 thousand in depreciation expense, $42 thousand in amortization expense of capital leases, and $6 thousand in penalties and waived penalties on dividends.  Net cash provided by operations for the three months ended March 31, 2013, was $120 thousand due to net income of $57 thousand and the following sources of cash and non-cash items: a $397 thousand increase in deferred revenues, $212 thousand increase in accounts payable and accrued expenses, a $4 thousand increase in prepaid expenses and other assets, $70 thousand in stock-based compensation, $7 thousand in depreciation expense, $33 thousand in amortization expense of capital leases, and $7 thousand on penalties and waived penalties on dividends.  This was partially offset by the following uses of cash: a $660 thousand increase in accounts receivable and a $7 thousand decrease in inventories. Future fluctuations in inventory balances, accounts receivable and accounts payable will be dependent upon several factors, including, but not limited to, quarterly sales volumes and timing of invoicing, and the accuracy of our forecasts of product demand and component requirements.

Net cash used in investing activities for the three months ended March 31, 2014, was $12 thousand for net purchases of property and equipment, compared to $17 thousand for net purchases of property and equipment used in investing activities for the three months ended March 31, 2013.

Net cash used by financing activities for the three months ended March 31, 2014, was $432 thousand primarily due to $439 thousand payment of dividends and $40 thousand payment on principal of capital leases on. This was offset by the following provisions of cash: $47 thousand proceeds from the exercise of stock options and.  Net cash provided by financing activities for the three months ended March 31, 2013, was $146 thousand primarily due to $508 thousand from proceeds from the line of credit. This was offset by the following uses of cash: $328 thousand payment on line of credit and $34 payment on principal of capital leases.

At March 31, 2014, the Company did not have any material commitments for capital expenditures.

During the three months ended March 31, 2014, the Company funded its operations through the use of cash and cash equivalents, borrowing against our line of credit and advances on the loan from our Chief Executive Officer.

On March 29, 2006, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) to establish a $1.0 million line of credit (the “2006 Credit Line”).  On June 30, 2008, we entered into an Amended and Restated Loan and Security Agreement with SVB to, among other things, replace the 2006 Credit Line with a $2.5 million line of credit (the “2008 Credit Line”).  On June 24, 2013, we entered into the Fifth Amendment to the Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”) with SVB to replace our expiring line with a $0.625 million line of credit (the “Current Line of Credit”).  Our obligations under the Loan Agreement are secured by substantially all of our assets, including all of our intellectual property.  In addition, G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer, has established a Guaranty Agreement with SVB securing all outstanding balances under the Current Line of Credit.  Borrowings under the Current Line of Credit are based on advances (each an “Advance”) against certain of our accounts receivable that are approved by SVB (each an “Eligible Account”).  SVB may make an Advance of up to eighty percent (80%) of each Eligible Account, or such other percentage SVB may determine in its sole discretion.  Each Advance is subject to a finance charge calculated as a daily rate that is based on a 360-day annual rate of the greater of the prime rate plus 2.0% or 7.0%.  Finance charges are payable at the same time its related Advance is due.  Each Advance is also subject to a monthly collateral handling fee of 0.5% of all outstanding Advances, depending on certain qualifying financial factors specified in the Loan Agreement.  The collateral handling fee is payable at the same time its related Advance is due.  Each Advance must be repaid at the earliest of (a) the date that the Eligible Account related to the Advance is paid, (b) the date the Eligible Account is no longer eligible under the Loan Agreement, or (c) the date on which any “Adjustment” (as defined in the Loan Agreement) is asserted to the Eligible Account.  We have certain non-financial and financial covenants, including a liquidity coverage ratio and a rolling EBITDA computation, as defined in the Loan Agreement.  On June 24, 2014, the Loan Agreement terminates and all outstanding Advances, accrued but unpaid finance charges, outstanding collateral handing fees, and other amounts become due under the Loan Agreement and related documents.  As of March 31, 2014 we had no borrowings outstanding under the Current Line of Credit.  The Company anticipates renewing the Loan Agreement with SVB, under similar terms, prior to the June 24, 2014 termination date.

As of March 31, 2014, we had cash and cash equivalents of approximately $198,000, down from approximately $1,139,000 as of December 31, 2013.  We generated a net loss of $270,000 for the three month period ended December 31, 2013 compared to net income of $57,000 for the three month period ended March 31, 2013.  As of March 31, 2014, in addition to cash and cash equivalents of $198,000, we had $500,000 in funding available under our $0.625 million line of credit at Silicon Valley Bank (“SVB”) and

$670,000 funding available from a promissory note to borrow up to $2.2 million from G. Ward Paxton, the Company’s Chief Executive Officer.  We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources.  Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through Company profits, our line of credit, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014, and concluded that the disclosure controls and procedures were effective.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) as of December 31, 2013, and concluded that there have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                   RISK FACTORS

Factors That May Affect Future Results of Operations

We are providing the following information regarding changes that have occurred to previously disclosed risk factors from our Annual Report on Form 10-K for the year ended December 31, 2013.  In addition to the other information set forth below and elsewhere in this report, you should consider the factors discussed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2013.  The risks described in our Quarterly Reports on Form 10-Q are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We may not have sufficient cash to operate our business and may not be able to maintain certain liquidity requirements under our existing debt instruments.  Additional debt and equity offerings to fund future operations may not be available and, if available, may significantly dilute the value of our currently outstanding common stock.

As of March 31, 2014, we had cash and cash equivalents of approximately $198,000, down from approximately $1,139,000 as of December 31, 2013.  We generated a net loss of $270,000 for the three month period ended December 31, 2013 compared to net income of $57,000 for the three month period ended March 31, 2013.  As of March 31, 2014, in addition to cash and cash equivalents of $198,000, we had $500,000 in funding available under our $0.625 million line of credit at Silicon Valley Bank (“SVB”) and $670,000 funding available from a promissory note to borrow up to $2.2 million from G. Ward Paxton, the Company’s Chief Executive Officer.  We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources.  Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through Company profits, our line of credit, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

We had a net loss of $270 thousand for the quarter ended March 31, 2014, and have an accumulated deficit of $58.7 million as of March 31, 2014.  To continue annual profitability, we must generate increased revenue levels.

For the quarter ended March 31, 2014, we generated a net loss of $270 thousand and had an accumulated deficit of approximately $58.7 million as of March 31, 2014, compared to a net income of $57 thousand for the quarter ended March 31, 2013 and an accumulated deficit of approximately $59.0 million at March 31, 2013.  We need to sustain greater revenue levels from the sales of our products if we are to sustain annual profitability.  If we are unable to achieve these revenue levels, losses could happen for the near term and possibly longer, and we may not sustain profitability or generate positive cash flow from operations.

A large percentage of our revenues are received from U.S. government entities/resellers, and the loss of any one of these customers could reduce our revenues and materially harm our business and prospects.

A large percentage of our revenues result from sales to U.S. government entities/resellers.  If we were to lose one or more of these key relationships, our revenues could decline and our business and prospects may be materially harmed. We expect that even if we are successful in developing relationships with non-governmental customers, our revenues will continue to be concentrated among government entities.  For the quarter ended March 31, 2014, sales to U.S. government entities/resellers collectively accounted for 47.2% of our revenues, compared to 67.7% for the comparable period in 2013.  The loss of any of these key relationships may send a negative message to other U.S. government entities or non-governmental customers concerning our product offering.  We cannot assure you that U.S. government entities will be customers of ours in future periods or that we will be able to diversify our customer portfolio to adequately mitigate the risk of loss of any of these customers.

A large percentage of our revenues are from one product line with a limited number of customers, and the decrease of revenue from sales of this product line could materially harm our business and prospects.

A large percentage of our revenues result from sales of our security product line.  Savant revenues were $0.3 million for the quarter ended March 31, 2014 compared to none for the same period in 2013. TraceCop revenues were $1.3 million for the quarter ended March 31, 2014, compared to $1.8 million for the same quarter in 2013.  There were two individual commercial customers in the first quarter of 2014 attributable for 51.7% of total revenue compared to one individual customer at 31.1% for the same period in 2013 that exceeded 10% of total revenues for that quarter. If sales of this key product line were to decrease, our revenues could decline and our business and prospects may be materially harmed.

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

We derived 47.5% of revenue in the first quarter of 2014 through indirect channels of mainly government resellers, compared to 41.9% of our revenues in the quarter ended March 31, 2013.  We must continue to expand our sales through these indirect channels in order to increase our revenues.  We cannot assure you that our products will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues.  Further, many of our competitors are also trying to sell their products through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our products.

You will experience substantial dilution upon the conversion or redemption of the shares of preferred stock that we issued in our private placements or in the event we raise additional funds through the issuance of new shares of our common stock or securities convertible or exercisable into shares of common stock.

On April 30, 2014, we had 12,418,502 shares of common stock outstanding.  Upon conversion of all outstanding shares of preferred stock, we will have 13,485,945 shares of common stock outstanding, approximately an 8.6% increase in the number of shares of our common stock outstanding.

In addition, management may issue additional shares of common stock or securities exercisable or convertible into shares of common stock in order to finance our continuing operations.  Any future issuances of such securities would have additional dilutive effects on the existing holders of our Common Stock.

Further, the occurrence of certain events could entitle holders of our Series 2 Preferred Stock and Series 3 Preferred Stock to require us to redeem their shares for a certain number of shares of our common stock.  Assuming (i) we have paid all liquidated damages and other amounts to the holders, (ii) paid all outstanding dividends, (iii) a volume weighted average price of $2.30, which was the ten-day volume weighted average closing price of our common stock on April 30, 2014, and (iv) our 12,418,502 shares of common stock outstanding on April 30, 2014, upon exercise of their redemption right by the holders of the Series 3 Preferred Stock and the Series 2 Preferred Stock, we would be obligated to issue approximately 1,340,000 shares of our common stock.  This would represent an increase of approximately 10.8% in the number of shares of our common stock as of April 30, 2014.

The conversion of preferred stock we issued in the private placements may cause the price of our common stock to decline.

The holders of the shares of our 5% Preferred Stock we issued in connection with the sale of our 5% Preferred Stock may freely convert their shares of preferred stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of April 30, 2014, 800,000 shares of our 5% Preferred Stock had converted into 1,272,263 shares of common stock and 200,000 shares of our 5% preferred stock remain outstanding.

The holders of the shares of Series 2 5% Preferred Stock we issued in connection with the sale of our Series 2 Preferred Stock may freely convert their shares of preferred stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of April 30, 2014, 605,200 shares of Series 2 Preferred Stock had converted into 605,200 shares of common stock and 460,000 shares of Series 2 5% preferred stock remain outstanding.

The holders of the shares of Series 3 5% Preferred Stock we issued in connection with the sale of our Series 3 Preferred Stock, may freely convert their shares of Series 3 Preferred Stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of April 30, 2014, 275,230 shares of Series 3 Preferred Stock had converted into 275,230 shares of common stock and 289,377 shares of Series 3 5% preferred stock remain outstanding.

For the four weeks ended on April 25, 2014, the average daily trading volume of our common stock on the OTCQB was 8,400 shares.  Consequently, if holders of preferred stock elect to convert their remaining shares and sell a material amount of their underlying shares of common stock on the open market, the increase in selling activity could cause a decline in the market price of our common stock.  Furthermore, these sales, or the potential for these sales, could encourage short sales, causing additional downward pressure on the market price of our common stock.

You will experience substantial dilution upon the exercise of stock options currently outstanding.

On March 31, 2014, we had 12,386,696 shares of common stock outstanding.  Upon the exercising of current options exercisable at or below the exercise price of $2.00, we will have approximately 14,600,000 shares of common stock outstanding, an 18.0% increase in the number of shares of our common stock outstanding.

Our management and larger stockholders exercise significant control over our company and have the ability to approve or take actions that may be adverse to your interests.

As of April 30, 2014, our executive officers, directors and preferred stockholders beneficially own approximately 27% of our voting power.  In addition, other related parties control approximately 30% of voting power.  As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us.  These stockholders may use their influence to approve or take actions that may be adverse to the interests of holders of our Common Stock.  Further, we contemplate the possible issuance of shares of our Common Stock or of securities exercisable or convertible into shares of our Common Stock in the future to our Chief Executive Officer and Chief Financial Officer.  Any such issuance will increase the percentage of stock our Chief Executive Officer, Chief Financial Officer and our management group beneficially holds.

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

INTRUSION INC.

Date: May 13, 2014	/s/ G. Ward Paxton
G. Ward Paxton
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2014	/s/ Michael L. Paxton
Michael L. Paxton
Vice President, Chief Financial Officer, Treasurer & Secretary
(Principal Financial & Accounting Officer)