Form 10-K
period 2014-12-31
INTRUSION INC
filed 2015-03-27
CIK 736012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2014:  $16,741,000.

As of March 27, 2015, 12,611,836 shares of the issuer’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement filed in connection with the Registrant’s 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

General

We develop, market and support a family of entity identification, high speed data mining, advanced persistent threat detection and regulated information compliance products.  Our product families include:

•                                          TraceCop™ for identity discovery and disclosure,

•                                          Savant™ for network data mining and advanced persistent threat detection, and

•                                          Compliance Commander™ for regulated information compliance.

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

We were organized in Texas in September 1983 and reincorporated in Delaware in October 1995.  Our principal executive offices are located at 1101 East Arapaho Road, Suite 200, Richardson, Texas 75081, and our telephone number is (972) 234-6400.  Our website URL is www.intrusion.com.  References to the “Company”, “we”, “us”, “our”, “Intrusion” or “Intrusion Inc.” refer to Intrusion Inc. and its subsidiaries.  Compliance Commander, TraceCop and Savant are trademarks of Intrusion Inc.

On March 29, 2006, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) to establish a $1.0 million line of credit (the “2006 Credit Line”).  On June 30, 2008, we entered into an Amended and Restated Loan and Security

Agreement with SVB to, among other things, replace the 2006 Credit Line with a $2.5 million line of credit (the “2008 Credit Line”).  On June 24, 2014, we entered into the Fifth Amendment to the Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”) with SVB to replace our expiring line with a $0.625 million line of credit (the “Current Line of Credit”).  Our obligations under the Loan Agreement are secured by substantially all of our assets, including all of our intellectual property.  In addition, G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer, has established a Guaranty Agreement with SVB securing all outstanding balances under the Current Line of Credit.  Borrowings under the Current Line of Credit are based on advances (each an “Advance”) against certain of our accounts receivable that are approved by SVB (each an “Eligible Account”).  SVB may make an Advance of up to eighty percent (80%) of each Eligible Account, or such other percentage SVB may determine in its sole discretion.  Each Advance is subject to a finance charge calculated as a daily rate that is based on a 360-day annual rate of the greater of the prime rate plus 2.0% or 7.0%.  Finance charges are payable at the same time its related Advance is due.  Each Advance is also subject to a monthly collateral handling fee of 0.5% of all outstanding Advances, depending on certain qualifying financial factors specified in the Loan Agreement.  The collateral handling fee is payable at the same time its related Advance is due.  Each Advance must be repaid at the earliest of (a) the date that the Eligible Account related to the Advance is paid, (b) the date the Eligible Account is no longer eligible under the Loan Agreement, or (c) the date on which any “Adjustment” (as defined in the Loan Agreement) is asserted to the Eligible Account.  We have certain non-financial and financial covenants, including a liquidity coverage ratio and a rolling EBITDA computation, as defined in the Loan Agreement.  On June 23, 2015, the Loan Agreement terminates and all outstanding Advances, accrued but unpaid finance charges, outstanding collateral handing fees, and other amounts become due under the Loan Agreement and related documents.  As of December 31, 2014, we had no borrowings outstanding under the Current Line of Credit.

On February 6, 2014, the Company entered into an unsecured revolving promissory note to borrow up to $2,200,000 from G. Ward Paxton, the Company’s Chief Executive Officer.  Under the terms of the note, the Company may borrow, repay and reborrow on the loan as needed up to an outstanding principal balance due of $2,200,000 at any given time through March 2015.

On February 5, 2015, the Company renewed the CEO note described above on the same terms, with the Company being able to borrow, repay and reborrow on the note as needed up to an outstanding principal balance due of $2,200,000 at any given time through March 2016.

Amounts borrowed from this officer accrue interest at a floating rate per annum equal to SVB’s prime rate plus 1% (5% at December 31, 2014).  All outstanding borrowings and accrued but unpaid interest is due on March 31, 2016.  As of December 31, 2014, the borrowings outstanding totaled $1,530,000 and accrued interest totaled $76,000.

Government Sales

Sales to U.S. government customers accounted for 51.4% of our revenues for the year ended December 31, 2014, compared to 50.1% of our revenue in 2013.  We expect to continue to derive a substantial portion of our revenues from sales to governmental entities in the future as we continue to market our entity identification products, our data mining products and our regulated compliance products to the government.  Sales to the government present risks in addition to those involved in sales to commercial customers that could adversely affect our revenues, including potential disruption due to irregularities in or interruptions to appropriation and spending patterns, delays in approving a federal budget and the government’s reservation of the right to cancel contracts and purchase orders for its convenience.

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

Industry Background

We develop, market and support a family of entity identification products, data mining, advanced persistent threat detection and regulated information compliance products.  Our product families include:

•                                          TraceCop for entity identification;

•                                          Savant for data mining and advanced persistent threat detection; and

•                                          Compliance Commander for regulated information compliance and data privacy protection.

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

Savant

Savant, a product offering announced in the first quarter of 2010, is a high-speed network data mining product which organizes the data into networks of relationships.  Savant operates on networks with data flows of up to 20 gigabits (10 gigabits at full duplex).  Savant can read and record up to 20 gigabits without dropping packets.  Some of the unique features include analysis which determines associations.  Uses of the Savant product include data mining, data loss prevention, advanced persistent threat detection and Internet habits of the customer’s network users.  The Savant solution provides real-time access and insight into a company’s own indisputable and quantifiable network data for more effective, unbiased decision making.  We believe this new insight can provide the ability to address many of today’s major challenges faced by corporations, such as company infrastructure issues, performance issues, and identifying the true “Wizards” or recognized experts within their organization.  Savant provides deep inspection of network traffic recording interesting data and relationships.  Savant is a software product which we license to our customers and for which we sell maintenance and upgrades.  We also re-sell the server required to implement Savant into the customer’s network.

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

Product Development

The network security industry is characterized by rapidly changing technology, standards and customer demands all shaped by the current state of the economy.  We believe that our future success depends in large part upon the timely enhancement of existing products as well as the development of new technologically advanced products that meet industry standards, perform successfully and efficiently.  We are currently marketing TraceCop, Savant and Compliance Commander products to meet emerging market requirements and are continuously engaged in testing to ensure that our products interoperate with other manufacturers’ products, which comply with industry standards.

During 2014 and 2013, our research and development expenditures were approximately $1.9 and $1.6 million, respectively.  All of our expenditures for research and development have been expensed as incurred.  At December 31, 2014, we had 24 employees engaged in research, product development and engineering.

Manufacturing and Supplies

Our internal manufacturing operations consist primarily of replication of software on CDs, packaging, testing and quality control of finished units.

The hardware we sell are standard off-the-shelf products, which we sell directly to OEM customers or resell from our suppliers.

Intellectual Property and Licenses

Our success and our ability to compete are dependent, in part, upon our proprietary technology.  We principally rely on a combination of contractual rights, trade secrets and copyright laws to establish and protect our proprietary rights in our products. In addition, we have received two patents.  We have also entered into non-disclosure agreements with our suppliers, resellers and certain customers to limit access to and disclosure of proprietary information. There can be no assurance that the steps taken by us to protect our intellectual property will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

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

Foreign Sales.  We believe that rapidly evolving international markets are potential sources of future sales. Our export sales are currently planned to be made through an indirect sales force comprised of international resellers in Europe and Asia.  Export sales did not account for any revenue in 2014 and 2013.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report for a geographic breakdown of our revenue in 2014 and 2013.

Marketing.  We have implemented several methods to market our products, including participation in trade shows and seminars, telemarketing, distribution of sales literature and product specifications and ongoing communication with our resellers and installed base of end-user customers.

Customers.  Our end-user customers include U.S. federal government entities, banks, credit unions, other financial institutions, hospitals and healthcare providers.  Sales to certain customers and groups of customers can be impacted by seasonal capital expenditure approval cycles, and sales to customers within certain geographic regions can be subject to seasonal fluctuations in demand.

In 2014, 51.4% of our revenue was derived from a variety of U.S. government entities through direct sales and indirectly through system integrators and resellers.  These sales are attributable to four U.S. Government customers through direct and indirect channels, all exceeded 10% of total revenue individually in 2014.  Comparatively, sales to the U.S. Government through direct and indirect channels totaled 50.1% of total revenues for 2013 and 46.0% of our total revenues in 2013 were attributable to four customers, three of which exceeded 10% of our total revenues individually.  A reduction in our sales to U.S. government entities could have a material adverse effect on our business and operating results if not replaced.

Backlog.  We believe that only a small portion of our order backlog is non-cancelable and that the dollar amount associated with the non-cancelable portion is immaterial. We purchase, or contract for the purchase of, our inventory based upon our forecast of customer demand and we maintain inventories in advance of receiving firm orders from customers. Commercial orders are generally fulfilled within two days to two weeks following receipt of an order. Certain orders may be scheduled over several months, generally not exceeding one year.

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

There are numerous companies competing in various segments of the data security markets. At this time, we have limited competitors for TraceCop; however, we expect competitors to emerge in the future.  These competitors perform only a portion of the functions that we currently perform with TraceCop.  Also, we have been collecting the TraceCop data continuously for more than six years.  We believe that none of our current or future competitors have the ability to provide this historical data.  In our newest market segment, data mining and advanced persistent threat detection, we compete with several companies including Niksun, NetScout, Fireeye (Mandiant) and Palo Alto Networks. Our competitors in the regulated information compliance market include Vontu (Symantec), Port Authority (Websense), Vericept, Reconnex (McAfee Inc.), Tablus (RSA Security) and a small number of start-up companies that entered the space within the last two years.

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

Employees

As of December 31, 2014, we employed a total of 36 full time persons, including 8 in sales, marketing and technical support, 24 in research, product development and engineering, and 4 in administration and finance.

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

As of December 31, 2014, we had cash and cash equivalents of approximately $1,006,000, down from approximately $1,139,000 as of December 31, 2013.  We generated a net loss of $274,000 for the year ended December 31, 2014 compared to net income of $623,000 for the year ended December 31, 2013.  As of December 31, 2014, in addition to cash and cash equivalents of $1,006,000, we had $475,000 in funding available under our $0.625 million line of credit at Silicon Valley Bank (“SVB”) and $670,000 funding available from a promissory note to borrow up to $2.2 million from G. Ward Paxton, the Company’s Chief Executive Officer.   We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources.   Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through anticipated Company profits, our line of credit, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

We had a net loss of $0.3 million for the year ended December 31, 2014 and have an accumulated deficit of $59.0 million as of December 31, 2014.  To achieve sustainable profitability, we must continue to generate increased revenue.

For the year ended December 31, 2014, we had a net loss of $0.3 million and had an accumulated deficit of approximately $59.0 million as of December 31, 2014, compared to a net income of $0.6 million and an accumulated deficit of approximately $58.0 million as of December 31, 2013.  We need to generate greater revenue from the sales of our products if we are to sustain profitability.  If we are unable to generate greater revenue, net losses may return and we may never be able to sustain profitability or generate positive cash flow from operations in the future.

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

A large percentage of our revenues result from sales to U.S. government entities.  If we were to lose one or more of these key relationships, our revenues could decline and our business and prospects may be materially harmed. We expect that even if we are successful in developing relationships with non-governmental customers, our revenues will continue to be concentrated among government entities. For the years ended December 31, 2012, 2013 and 2014, sales to U.S. government entities collectively accounted for 40.5%, 50.1% and 51.4% of our total net revenues, respectively. The loss of any of these key relationships may send a negative message to other U.S. government entities or non-governmental customers concerning our product offering.  We cannot assure you that U.S. government entities will be customers of ours in future periods or that we will be able to diversify our customer portfolio to adequately mitigate the risk of loss of any of these customers.

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

For the years ended December 31, 2012, 2013 and 2014, we derived 33.1%, 32.4% and 55.7% of our revenues from sales through indirect sales channels, such as distributors, value-added resellers, system integrators, original equipment manufacturers and managed service providers.  We must expand our sales through these indirect channels in order to increase our revenues.  We cannot assure you that our products will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues.  Further, many of our competitors are also trying to sell their products through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our products.

The payment of dividends on our preferred stock may strain our cash resources.

On March 25, 2004, we completed a $5,000,000 private placement pursuant to which we issued 1,000,000 shares of our 5% Convertible Preferred Stock (the “Series 1 Preferred Stock”) and warrants to acquire 556,619 shares of our common stock.  The conversion price for the Series 1 Preferred Stock is $3.144 per share.  As of February 28, 2015, there were 200,000 shares of the Series 1 Preferred Stock outstanding, representing approximately 318,065 shares of common stock upon conversion.

On March 28, 2005, we completed a $2,663,000 private placement pursuant to which we issued 1,065,200 shares of our Series 2 5% Convertible Preferred Stock (the “Series 2 Preferred Stock”) and warrants to acquire 532,600 shares of our common stock.  The conversion price for the Series 2 Preferred Stock is $2.50 per share.  As of February 28, 2015, there were 460,000 shares of the Series 2 Preferred Stock outstanding, representing 460,000 shares of common stock upon conversion.

On December 2, 2005, we completed a $1,230,843 private placement pursuant to which we issued 564,607 shares of our Series 3 5% preferred stock (the “Series 3 Preferred Stock”) and warrants to acquire 282,306 shares of our common stock.  The conversion price for the Series 3 Preferred Stock is $2.18 per share.   As of February 28, 2015, there were 289,377 shares of Series 3 Preferred Stock outstanding, representing 289,377 shares of common stock upon conversion.

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

On February 28, 2015, we had 12,611,836 shares of common stock outstanding.  Upon conversion of all outstanding shares of preferred stock, we will have 13,679,279 shares of common stock outstanding, approximately an 8.5% increase in the number of shares of our common stock outstanding.

In addition, management may issue additional shares of common stock or securities exercisable or convertible into shares of common stock in order to finance our continuing operations.  Any future issuances of such securities would have additional dilutive effects on the existing holders of our Common Stock.

Further, the occurrence of certain events could entitle holders of our Series 2 Preferred Stock and Series 3 Preferred Stock to require us to redeem their shares for a certain number of shares of our common stock.  Assuming (i) we have paid all liquidated damages and other amounts to the holders, (ii) paid all outstanding dividends, (iii) a volume weighted average price of $2.29, which was the ten-day volume weighted average closing price of our common stock on February 28, 2015, and (iv) our 12,611,836 shares of common stock outstanding on February 28, 2015, upon exercise of their redemption right by the holders of the Series 3 Preferred

Stock and the Series 2 Preferred Stock, we would be obligated to issue approximately 1,361,000 shares of our common stock.  This would represent an increase of approximately 10.8% in the number of shares of our common stock as of February 28, 2015.

The conversion of preferred stock we issued in the private placements may cause the price of our common stock to decline.

The holders of the shares of our 5% Preferred Stock may freely convert their shares of preferred stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of February 28, 2015, 800,000 shares of our 5% Preferred Stock had converted into 1,272,263 shares of common stock.

The holders of the shares of Series 2 5% Preferred Stock may freely convert their shares of preferred stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of February 28, 2015, 605,200 shares of Series 2 Preferred Stock had converted into 605,200 shares of common stock.

The holders of the shares of Series 3 5% Preferred Stock may freely convert their shares of Series 3 Preferred Stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of February 28, 2015, 275,230 shares of Series 3 Preferred Stock had converted into 275,230 shares of common stock.

For the four weeks ended on February 28, 2015, the average daily trading volume of our common stock on the OTCQB was 12,400 shares.  Consequently, if holders of preferred stock elect to convert their remaining shares and sell a material amount of their underlying shares of common stock on the open market, the increase in selling activity could cause a decline in the market price of our common stock.  Furthermore, these sales, or the potential for these sales, could encourage short sales, causing additional downward pressure on the market price of our common stock.

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

You will experience substantial dilution upon the exercise of certain stock options currently outstanding.

On February 28, 2015, we had 12,611,836 shares of common stock outstanding.  Upon the exercising of current options issued at or below the exercise price of $1.10, we will have approximately 14,905,000 shares of common stock outstanding, a 19.6% increase in the number of shares of our common stock outstanding.

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

As of February 28, 2015, our executive officers, directors and preferred stockholders beneficially own approximately 29% of our voting power.  In addition, other related parties control approximately 30% of our voting power.  As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us.  These stockholders may use their influence to approve or take actions that may be adverse to the interests of holders of our Common Stock.  Further, we contemplate the possible issuance of shares of our Common Stock or of securities exercisable or convertible into shares of our Common Stock in the future to our Chief Executive Officer and Chief Financial Officer.  Any such issuance will increase the percentage of stock our Chief Executive Officer, Chief Financial Officer and our management group beneficially hold.

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

The market price of our common stock has been highly volatile in the past and may continue to be volatile in the future.  For example, in fiscal year 2014, the market price of our common stock on the OTCQB Marketplace (“OTCQB”) fluctuated between $1.48 and $3.00 per share.  The market price of our common stock may fluctuate significantly in the future in response to a number of factors, many of which are outside our control, including:

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

Approximately thirty percent of our security software research and development and engineering staff are located in two separate small facilities in San Diego, California.  The leases for these facilities are currently set to expire in March 2016.

We believe that the existing facilities at December 31, 2014 will be adequate to meet our operational requirements through 2015.  We believe that all such facilities are adequately covered by appropriate property insurance.  See Note 4 to our Consolidated Financial Statements for additional information regarding our obligations under leases.

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

PART II

Item 5.                            Market for Common Equity and Related Stockholder Matters and Business Issuer Purchases of Equity Securities.

Our common stock trades on the OTCQB, where it is currently listed under the symbol “INTZ.”  As of February 28, 2015, there were approximately 125 registered holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low closing price per share of our common stock, as reported by the OTCQB.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2014		2013
	High	Low	High	Low

First Quarter	$2.35	$1.54	$0.56	$0.08
Second Quarter	2.50	1.70	0.73	0.25
Third Quarter	3.00	1.58	1.28	0.57
Fourth Quarter	2.99	2.65	1.65	1.00

We have not declared or paid cash dividends on our common stock in our two most recent fiscal years. We intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Future dividends on common stock, if any, will be determined by our Board of Directors. However, shares of our 5% convertible preferred stock accrue cash dividends equal to $0.25 per share per annum, payable in arrears on March 31 and September 30 of each year, and shares of our Series 2 5% and Series 3 5% convertible preferred stock accrue cash dividends equal to $0.125 and $0.109 per share per annum, respectively, payable in arrears on the first business day of March, June, September and December of each year. During the fiscal year ended December 31, 2014, we accrued $51,000 in dividends to the holders of our 5% Preferred Stock, $57,000 in dividends to the holders of our Series 2 5% Preferred Stock and $33,000 in dividends to the holders of our Series 3 5% Preferred Stock. Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.

All stock option plans under which our common stock is reserved for issuance have previously been approved by our stockholders. The following table provides summary information as of December 31, 2014 for all of our equity compensation plans (in thousands, except per share data). See Note 9 to our consolidated financial statements for additional discussion.

	Number of shares of common stock to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options.	No. of shares of common stock remaining available for future issuance under equity compensation plans.

Equity compensation plans approved by security holders	3,075.8	(1)	$0.86	280.2
Equity compensation plans not approved by security holders	—		—	—
Total	3,075.8		$0.86	280.2

(1)         Included in the outstanding options are 2,937,001 from the 2005 Stock Incentive Plan and 138,800 from the 1995 Stock Option Plan.

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

•                  failure of our regulated information compliance, and entity identification products to achieve market acceptance;

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

•                  risks involved with Government customers;

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

Overview

We develop, market and support a family of entity identification products, data mining and regulated information compliance products.  Our product families include:

•                                          TraceCop for identity identification;

•                                          Savant for data mining/advanced persistent threat detection;

•                                          Compliance Commander for regulated information compliance and data privacy protection.

Intrusion’s products help protect critical information assets by quickly detecting, protecting, analyzing and reporting attacks or misuse of classified, private and regulated information for government and enterprise networks.

Our revenues have been fairly consistent over the past few years due primarily to our focus on our TraceCop and Savant product lines.  To date, we have not encountered significant competition in the TraceCop and Savant markets that has caused us to decrease our sales prices when compared to sales prices in previous years.  To help keep our operation expenses under control, we held our employee headcount at a reasonable level in 2014 compared to 2013.  At December 31, 2013, we employed 33 employees and at December 31, 2014, we employed 36 full time persons.  Our margins have remained consistent at 64.1% in 2013, and 64.7% in 2014.

In order for us to operate and grow our business, we must generate and sustain sufficient operating profits and cash flow in future periods.  This will require us to generating additional revenues from sales of our entity identification software, data mining and advanced persistent threat products.  In order to obtain these sales, our products must gain acceptance in a competitive industry.  We believe our ability to market and sell our TraceCop and Savant products into the marketplace in a timely manner and our efforts to effectively control spending levels will help us achieve these results.

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

We recognize software revenue from the licensing of our software products in accordance with FASB ASC Topic 605 whereby revenue from the licensing of our products is not recognized until all four of the following have been met:

i)                 execution of a written agreement;

ii)              ii) delivery of the product has occurred;

iii)           iii) the fee is fixed and determinable; and

iv)          iv) collectability is probable.

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

Results of Operations

The following tables set forth, for the periods indicated, certain financial data as a percentage of net revenue.

	Year Ended December 31,
	2014	2013

Net product revenue	99.0%	98.9%
Net customer support and maintenance revenue	1.0	1.1
Total revenue	100.0	100.0
Cost of product revenue	34.9	35.6
Cost of customer support and maintenance revenue	0.2	0.3
Total cost of revenue	35.1	35.9
Gross profit	64.9	64.1
Operating expenses:
Sales and marketing	24.0	18.7
Research and development	26.9	20.6
General and administrative	17.1	15.0
Operating income (loss)	(3.1)	9.8
Interest expense, net	(1.5)	(1.7)
Other income (expense), net	0.8	—
Income (loss) from operations before income taxes	(3.8)	8.1
Income tax provision	—	—
Net income (loss)	(3.8)	8.1
Preferred stock dividends accrued	(1.9)	(1.9)
Net income (loss) attributable to common stockholders	(5.7)%	6.2%

	2014	2013

Domestic revenue	100.00%	100.00%
Export revenue	—	—
Net revenue	100.00%	100.00%

2014 compared with 2013

Net Revenue

Total revenue decreased 6.5% to $7.2 million in 2014 from $7.7 million in 2013.  The decrease in revenue was related to slower than anticipated sales from our Savant product line.  Our customer support and maintenance revenue decreased 22.2% from $0.09 million in 2013 to $0.07 million in 2014.  This decline is mainly due to the expiration of maintenance contracts related to our SecureNet product line.  Our product revenues decreased 5.3% from $7.6 million in 2013 to $7.2 million in 2014.   We expect our product revenues to increase in the future as the market acceptance of our TraceCop and Savant product lines increase.

There were no export sales in 2014 and 2013 primarily due to our focus on domestic revenue sales.  Sales of our products internationally may be subject to currency exchange risk, which may cause our products to effectively increase in price, if the exchange rate moves significantly and the dollar gains value over the foreign currency.

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

Gross Profit

Gross profit decreased 4.1% to $4.7 million in 2014 from $4.9 million in 2013. As a percentage of net revenue, gross profit increased from 64.1% in 2013 to 64.9% in 2014.  Gross profit on products increased from 64.0% in 2013 to 64.7% in 2014.  Gross profit as a percentage of revenue, increased in 2014 compared to 2013 because of changes in the product mix and slightly lower labor cost associated with TraceCop and Savant sales.  Gross profit on customer support and maintenance increased from 75.3% in 2013 to 84.1% in 2014.

Gross profit as a percentage of net revenue is impacted by several factors, including shifts in product mix, changes in channels of distribution, sales volume, fluctuations in manufacturing costs, pricing strategies, and fluctuations in sales of integrated third-party products.

Sales and Marketing

Sales and marketing expenses increased to $1.7 million or 23.6% of net revenue in 2014, compared to $1.4 million or 18.7% of net revenue in 2013.  The increase in sales and marketing expense was due to a planned increase in sales personnel.  We expect sales and marketing expenses to increase as net revenue levels increase in 2015.

Research and Development

Research and development expenses increased to $1.9 million or 26.4% of net revenue in 2014 compared to $1.6 million or 20.6% of net revenue in 2013.  Our research and development costs are expensed in the period in which they are incurred. We expect research and development expenses to increase as net revenue levels increase in 2015.

General and Administrative

General and administrative expenses increased slightly to $1.2 million, or 16.7% of net revenue in 2014 compared to $1.1 million or 14.9% of net revenue in 2013 as a result of continuing efforts to keep spending under control.  We expect general and administration expenses to increase as net revenue levels increase in 2015.

Interest Expense

Interest expense decreased to $107 thousand in 2014 compared to $131 thousand in 2013.  Interest expense decreased because several capital leases expired and a decrease in average monthly debt in 2014 compared to 2013.  Interest expense will vary in the future based on our cash flow and borrowing needs.

Income Taxes

Our effective income tax rate was 0% in 2014 and 2013 as valuation allowances have been recorded for the entire amount of the net deferred tax assets due to uncertainty of realization.

Liquidity and Capital Resources

Our principal source of liquidity at December 31, 2014 was $1.0 million of cash and cash equivalents. As of December 31, 2014, we do not hold investments with a stated maturity beyond one year. Working capital at December 31, 2014 was $0.4 million, and was the same on December 31, 2013.

Net cash provided by operations for the year ended December 31, 2014, was $571 thousand due to the following sources of cash and non-cash items: $303 thousand increase in deferred revenue, $79 thousand decrease in accounts receivable, $7 thousand decrease in inventories, $174 thousand in amortization expense of capital leases, $375 thousand in stock-based compensation, $62 thousand in depreciation expense, and $6 thousand in penalties and waived penalties on dividends.  This was partially offset by the net loss of $274 thousand and the following uses of cash: $25 thousand increase in prepaid expenses and other assets, and $136 thousand decrease in accounts payable and accrued expenses. Net cash provided by operations in 2013, was $1.4 million due to net income of $623 thousand and the following sources of cash and non-cash items: $298 thousand increase in accounts payable and accrued expenses, $130 thousand decrease in accounts receivable, $87 thousand increase in deferred revenue, $189 thousand in stock-based compensation, $115 thousand in amortization expense of capital leases, and $32 thousand in depreciation expense. This was partially offset by the following uses of cash: $50 thousand decrease in prepaid expenses and other assets, and $14 thousand increase in inventory. Future fluctuations in accounts receivable, inventory balances and accounts payable will be dependent upon several factors, including quarterly sales, timely collection of accounts receivable, and the accuracy of our forecasts of product demand and component requirements.

Net cash used in investing activities in 2014 was $55 thousand for purchases of property and equipment. Net cash used in investing activities in 2013 was $116 thousand for purchases of property and equipment.

Net cash used in financing activities in 2014 was $649 thousand due to $558 thousand payment of preferred stock dividends, $453 thousand payment to line of credit, and $168 thousand payment on principal on capital leases. This was offset by the following provisions of cash: $453 thousand from the line of credit and $77 thousand on the exercise of stock options. Cash used in financing activities in 2013 was $207 thousand primarily due to $638 thousand payment to line of credit and $107 thousand payment on principal on capital leases. This was offset by the following provisions of cash: $508 thousand from the line of credit and $30 thousand on penalties and waived penalties on dividends.

At December 31, 2014, we had a commitment of $282 thousand for future capital lease expenditures. Operating lease commitments of $0.9 million are detailed in the Contractual Obligations section below. During 2014, we funded our operations through the use of available cash, cash equivalents and investments, our line of credit and loans from our Company’s CEO.

As of December 31, 2014, we had cash, cash equivalents and investments in the amount of approximately $1.0 million, decreasing from $1.1 million as of December 31, 2013.

On February 6, 2014, the Company entered into an unsecured revolving promissory note to borrow up to $2,200,000 from G. Ward Paxton, the Company’s Chief Executive Officer.  Under the terms of the note, the Company may borrow, repay and reborrow on the loan as needed up to an outstanding principal balance due of $2,200,000 at any given time through March 2015.

On February 5, 2015, the Company renewed the CEO note described above on the same terms, with the Company being able to borrow, repay and reborrow on the note as needed up to an outstanding principal balance due of $2,200,000 at any given time through March 2016.

Amounts borrowed from this officer accrue interest at a floating rate per annum equal to SVB’s prime rate plus 1% (5% at December 31, 2013).  All outstanding borrowings and accrued but unpaid interest is due on March 31, 2016.  As of December 31, 2014, the borrowings outstanding totaled $1,530,000 and accrued interest totaled $76,500.

On March 29, 2006, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) to establish a $1.0 million line of credit (the “2006 Credit Line”).  On June 30, 2008, we entered into an Amended and Restated Loan and Security Agreement with SVB to, among other things, replace the 2006 Credit Line with a $2.5 million line of credit (the “2008 Credit Line”).  On June 24, 2014, we entered into the Fifth Amendment to the Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”) with SVB to replace our expiring line with a $0.625 million line of credit (the “Current Line of Credit”).  Our obligations under the Loan Agreement are secured by substantially all of our assets, including all of our intellectual property.  In addition, G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer, has established a Guaranty Agreement with SVB securing all outstanding balances under the Current Line of Credit.  Borrowings under the Current Line of Credit are based on advances (each an “Advance”) against certain of our accounts receivable that are approved by SVB (each an “Eligible Account”).

SVB may make an Advance of up to eighty percent (80%) of each Eligible Account, or such other percentage SVB may determine in its sole discretion.  Each Advance is subject to a finance charge calculated as a daily rate that is based on a 360-day annual rate of the greater of the prime rate plus 2.0% or 7.0%.  Finance charges are payable at the same time its related Advance is due.  Each Advance is also subject to a monthly collateral handling fee of 0.5% of all outstanding Advances, depending on certain qualifying financial factors specified in the Loan Agreement.  The collateral handling fee is payable at the same time its related Advance is due.  Each Advance must be repaid at the earliest of (a) the date that the Eligible Account related to the Advance is paid, (b) the date the Eligible Account is no longer eligible under the Loan Agreement, or (c) the date on which any “Adjustment” (as defined in the Loan Agreement) is asserted to the Eligible Account.  We have certain non-financial and financial covenants, including a liquidity coverage ratio and a rolling EBITDA computation, as defined in the Loan Agreement.  On June 23, 2015, the Loan Agreement terminates and all outstanding Advances, accrued but unpaid finance charges, outstanding collateral handing fees, and other amounts become due under the Loan Agreement and related documents.  As of December 31, 2014 we had no borrowings outstanding under the Current Line of Credit.

As of December 31, 2014, we had cash and cash equivalents of approximately $1,006,000, down from approximately $1,139,000 as of December 31, 2013.  We generated a net loss of $274,000 for the year ended December 31, 2014 compared to net income of $623,000 for the year ended December 31, 2013.  As of December 31, 2014, in addition to cash and cash equivalents of $1,006,000, we had $475,000 in funding available under our $0.625 million line of credit at Silicon Valley Bank (“SVB”) and $670,000 funding available from a promissory note to borrow up to $2.2 million from G. Ward Paxton, the Company’s Chief Executive Officer.   We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources.   Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have  sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through anticipated Company profits, our line of credit, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

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

Contractual Obligations

The following table sets forth certain information concerning the future contractual obligations under our leases at December 31, 2014.  We had no other significant contractual obligations at December 31, 2014.

Future minimum lease obligations consisted of the following at December 31, 2014 (in thousands):

	Operating	Capital Lease
Year ending December 31,	Leases	Obligations	Total
2015	393	148	541
2016	389	111	500
2017 and thereafter	130	23	153
	$912	$282	$1,194

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s evaluation included an assessment of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company’s overall control environment.  Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of the year ended December 31, 2014 to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  The Company reviewed the results of management’s assessment with the Audit Committee of the Board of Directors.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2014, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Certain information required by Part III is omitted from this Form 10-K because we will file a definitive Proxy Statement for our 2015 annual meeting of stockholders pursuant to Regulation 14A (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included therein is incorporated herein by reference.

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

Item 14.                          Principal Accounting Fees and Services.

The information called for by this item is incorporated herein by reference to the Proxy Statement.

Item 15.                          Exhibits and Financial Statement Schedules.

(a)                                 1.   Consolidated Financial Statements.

The following consolidated financial statements of Intrusion Inc. and subsidiaries, are submitted as a separate section of this report (See F-pages):

(b)                                 Exhibits

The following Exhibits are filed herewith pursuant to Item 601 of Regulation S-K or incorporated herein by reference to previous filings as noted:

Exhibit Number	Description of Exhibit
3.1(5)	Restated Certificate of Incorporation of the Registrant
3.2(7)	Certificate of Amendment to Certificate of Incorporation of Registrant
3.3(8)	Certificate of Designations for the Registrant’s 5% Convertible Preferred Stock
3.4(10)	Certificate of Designations of the Registrant’s Series 2 5% Convertible Preferred Stock
3.5(11)	Certificate of Designations for the Registrant’s Series 3 5% Convertible Preferred Stock
3.6(4)	Bylaws of the Registrant
4.1(9)	Specimen Common Stock Certificate
4.2(8)	Specimen 5% Convertible Preferred Stock Certificate
4.3(10)	Specimen Series 2 5% Convertible Preferred Stock Certificate
4.4(11)	Specimen Series 3 5% Convertible Preferred Stock Certificate
4.5(8)	Form of Warrant to Purchase Shares of Common Stock issued to the investors in the Registrant’s March 25, 2004 private placement
4.6(8)	Warrant to Purchase Common Stock dated March 25, 2004, issued by the Registrant to Black Point Partners
4.9(10)	Form of Common Stock Purchaser Warrant issued to the investors in the Registrant’s March 28, 2005 private placement
4.10(10)	Form of Representative’s Warrant for the Purchase of Shares of Common Stock issued to certain affiliates of Stonegate Securities, Inc. on March 28, 2005
4.15(11)	Form of Common Stock Purchaser Warrant issued to the investors in the Registrant’s December 2, 2005 private placement
4.16(11)	Form of Representative’s Warrant for the Purchase of Shares of Common Stock issued to certain affiliates of Stonegate Securities, Inc. on December 2, 2005
10.2(24)	1995 Stock Option Plan of the Registrant, as amended
10.3(1)	Form of Indemnification Agreement
10.4(2)	1995 Non-Employee Directors Stock Option Plan of the Registrant (amended and restated as of January 10, 2002)
10.5(9)	Lease Agreement between CalWest Industrial Holdings Texas, L.P. and Intrusion Inc.
10.6(8)	Securities Purchase Agreement dated as of March 25, 2004, by and among the Registrant and the purchasers listed on Exhibit A thereto
10.7(4)	Amended and Restated 401(k) Savings Plan of the Registrant
10.8(4)	1997 Employee Stock Purchase Plan of the Registrant, as amended January 17, 2001
10.9(6)	Intrusion Inc. 401(k) Savings Plan Summary of Material Modifications
10.10(12)	2005 Stock Incentive Plan of the Registrant (amended and restated as of May 30, 2007)
10.10(23)	Amended 2005 Stock Incentive Plan of the Registrant
10.11(12)	Form of Notice of Grant of Stock Option
10.12(12)	Form of Stock Option Agreement
10.13(12)	Form of Stock Issuance Agreement
10.14(12)	Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Initial Grant)
10.15(12)	Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Annual Grant)
10.16(12)	Form of Automatic Stock Option Agreement
10.17(10)	Securities Purchase Agreement dated as of March 28, 2005, by and among the Registrant and the investors listed on Exhibit A thereto
10.18(11)	Securities Purchase Agreement dated as of December 2, 2005, by and among the Registrant and the investors listed on Exhibit A thereto
10.19(14)	Loan and Security Agreement dated as of March 29, 2006, by and between the Registrant and Silicon Valley Bank (extended on March 28, 2008)
10.20(14)	Intellectual Property Security Agreement dated as of March 29, 2006, by and between the Registrant and Silicon Valley Bank
10.21(15)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and G. Ward Paxton, dated December 28, 2006.
10.21(15)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and Michael L. Paxton, dated December 28, 2006.
10.21(16)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and G. Ward Paxton, dated March 15, 2007.

10.21(16)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and Michael L.
Paxton, dated March 15, 2007.
10.21(17)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and G. Ward Paxton, dated June 27, 2007.
10.21(17)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and Michael L. Paxton, dated June 27, 2007.
10.21(18)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and G. Ward Paxton, dated September 26, 2007.
10.21(19)	Promissory Note dated as of January 30, 2008, by and between the Registrant and G. Ward Paxton
10.22(20)	Amended and Restated Loan and Security Agreement dated as of June 30, 2008, by and between the Registrant and Silicon Valley Bank
10.23(21)	Intellectual Property Security Agreement dated as of June 30, 2008, by and between the Registrant and Silicon Valley Bank
10.24(22)	Second Amendment to Lease, executed on September 21, 2012, by and between Intrusion Inc. and CWTX Corporate Place 87, LP
10.25(27)	Promissory Note dated as of February 5, 2015, by and between the Registrant and G. Ward Paxton
16.1(25)	Letter of KBA Group LLP dated June 5, 2009
21(5)	List of Subsidiaries of Registrant
23.1(27)	Consent of Whitley Penn LLP, Independent Registered Public Accounting Firm
31.1(27)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act
31.2(27)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act
32.1(27)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(27)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(27)	XBRL Instance Document.
101.SCH(27)	XBRL Taxonomy Extension Schema Document.
101.CAL(27)	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF(27)	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB(27)	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE(27)	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Dated: March 27, 2015	INTRUSION INC.
(Registrant)

	By:	/s/ G. WARD PAXTON
G. Ward Paxton
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ G. WARD PAXTON	Chairman, President,	March 27, 2015
G. Ward Paxton	Chief Executive Officer, and Director
(Principal Executive Officer)

/s/ T. JOE HEAD	Vice Chairman, Vice President	March 27, 2015
T. Joe Head	and Director

/s/ MICHAEL L. PAXTON	Vice President, Chief Financial
Michael L. Paxton	Officer, Treasurer and Secretary	March 27, 2015
(Principal Financial and Accounting Officer)

/s/ JAMES F. GERO	Director	March 27, 2015
James F. Gero

/s/ DALE BOOTH	Director	March 27, 2015
Dale Booth

/s/ DONALD M. JOHNSTON	Director	March 27, 2015
Donald M. Johnston

ANNUAL REPORT ON FORM 10-K

ITEM 8

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 and 2013

INTRUSION INC.

RICHARDSON, TEXAS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Intrusion Inc.

We have audited the accompanying consolidated balance sheets of Intrusion Inc. and subsidiaries (the “Company”), as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intrusion Inc. and subsidiaries, as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas

March 27, 2015

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$1,006	$1,139
Accounts receivable	737	816
Inventories, net	12	19
Prepaid expenses	105	95
Total current assets	1,860	2,069
Property and Equipment:
Equipment	1,207	893
Furniture and fixtures	43	32
Leasehold improvements	42	42
	1,292	967
Accumulated depreciation and amortization	(901)	(670)
	391	297
Other assets	61	51
TOTAL ASSETS	$2,312	$2,417

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable, trade	$193	$156
Accrued expenses	669	842
Dividends payable	20	437
Line of credit payable	—	—
Obligations under capital lease, current portion	145	106
Deferred revenue	442	139
Total current liabilities	1,469	1,680

Loan payable to officer	1,530	1,530
Obligations under capital lease, noncurrent portion	130	67

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $0.01 par value:
Authorized shares — 5,000
Series 1 shares issued and outstanding — 200 in 2014 and 220 in 2013 Liquidation preference of $1,013 in 2014 and $1,251 in 2013	707	778
Series 2 shares issued and outstanding — 460 in 2014 and 2013 Liquidation preference of $1,155 in 2014 and $1,313 in 2013	724	724
Series 3 shares issued and outstanding — 289 in 2014 and 354 in 2013 Liquidation preference of $634 in 2014 and $881 in 2013	412	504
Common stock, $0.01 par value:
Authorized shares — 80,000
Issued shares — 12,471 in 2014 and 12,182 in 2013
Outstanding shares — 12,461 in 2014 and 12,172 in 2013	125	122
Common stock held in treasury, at cost—10 shares	(362)	(362)
Additional paid-in-capital	56,382	55,905
Accumulated deficit	(58,698)	(58,424)
Accumulated other comprehensive loss	(107)	(107)
Total stockholders’ deficit	(817)	(860)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,312	$2,417

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013

Net product revenue	$7,150	$7,578
Net customer support and maintenance revenue	69	85
Total revenue	7,219	7,663
Cost of product revenue	2,521	2,730
Cost of customer support and maintenance revenue	11	21
Total cost of revenue	2,532	2,751
Gross profit	4,687	4,912
Operating expenses:
Sales and marketing	1,735	1,435
Research and development	1,941	1,579
General and administrative	1,232	1,144
Operating income (loss)	(221)	754
Interest expense, net	(107)	(131)
Other income	54	—
Income (loss) from operations before income taxes	(274)	623
Income tax provision	—	—
Net income (loss)	(274)	623
Preferred stock dividends accrued	(141)	(151)
Net income (loss) attributable to common stockholders	$(415)	$472

Net income (loss) per share attributable to common stockholders, basic	$(0.03)	$0.04
Net income (loss) per share attributable to common stockholders, diluted	$(0.03)	$0.03

Weighted average common shares outstanding: Basic	12,393	12,172
Diluted	12,393	14,290

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands)

	Year Ended December 31,
	2014	2013
NUMBER OF PREFERRED SHARES—ISSUED AND OUTSTANDING
Balance, beginning of year	1,034	1,034
Conversion of preferred stock to common	(85)	—
Balance, end of year	949	1,034
PREFERRED STOCK
Balance, beginning of year and end of year	$2,006	$2,006
Conversion of preferred stock to common	(163)	—
Balance, end of year	1,843	2,006
NUMBER OF COMMON SHARES—ISSUED
Balance, beginning of year	12,182	12,182
Exercise of stock options	193	—
Conversion of preferred stock to common	96	—
Balance, end of year	12,471	12,182
COMMON STOCK
Balance, beginning of year	$122	$122
Exercise of stock options	2	—
Conversion of preferred stock to common	1	—
Balance, end of year	$125	$122
TREASURY SHARES
Balance, beginning of year and end of year	$(362)	$(362)
ADDITIONAL PAID-IN-CAPITAL
Balance, beginning of year	$55,905	$55,837
Stock-based compensation	375	189
Exercise of stock options	75	—
Conversion of preferred stock to common	162	—
Preferred stock dividends declared, net of waived penalties by shareholders	(135)	(121)
Balance, end of year	$56,382	$55,905
ACCUMULATED DEFICIT
Balance, beginning of year	$(58,424)	$(59,047)
Net income (loss)	(274)	623
Balance, end of year	$(58,698)	$(58,424)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year and end of year	$(107)	$(107)
TOTAL STOCKHOLDERS’ DEFICIT	$(817)	$(860)

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013
Operating Activities:
Net income (loss)	$(274)	$623
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	236	147
Stock-based compensation	375	189
Penalties and waived penalties on dividends	6	30
Changes in operating assets and liabilities:
Accounts receivable	79	130
Inventories	7	(14)
Prepaid expenses and other assets	(25)	(50)
Accounts payable, accrued expenses and other current liabilities	(136)	298
Deferred revenue	303	87
Net cash provided by operating activities	571	1,440
Investing Activities:
Purchases of property and equipment	(55)	(116)
Financing Activities:
Proceeds from line of credit	453	508
Payments on line of credit	(453)	(638)
Payments of dividends	(558)	—
Principal payments on capital lease equipment	(168)	(107)
Proceeds from stock options exercised	77	—
Net cash used in financing activities	(649)	(237)
Net increase (decrease) in cash and cash equivalents	(133)	1,087
Cash and cash equivalents at beginning of year	1,139	52
Cash and cash equivalents at end of year	$1,006	$1,139

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid on leased assets	$23	$17
Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:
Preferred stock dividends accrued	$141	$151
Purchase of equipment through capital lease	$270	$68
Conversion of preferred shares to common stock	$163	$—

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

We develop, market, and support a family of entity identification, data mining, regulated information compliance and data privacy protection.  Our product families include:  TraceCop for identity identification, Savant for data mining and advanced persistent threat detection and Compliance Commander for regulated information and data privacy protection.  Intrusion’s products help protect critical information assets by quickly detecting, protecting, analyzing and reporting attacks or misuse of classified, private and regulated information for government and enterprise networks.

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

References to the “Company”, “we”, “us”, “our”, “Intrusion” or “Intrusion Inc.” refer to Intrusion Inc. and its subsidiaries.  Compliance Commander™ and TraceCop™ are registered trademarks of Intrusion Inc.

As of December 31, 2014, we had cash and cash equivalents of approximately $1,006,000, down from approximately $1,139,000 as of December 31, 2013.  We generated a net loss of $274,000 for the year ended December 31, 2014 compared to net income of $623,000 for the year ended December 31, 2013.  As of December 31, 2014, in addition to cash and cash equivalents of $1,006,000, we had $475,000 in funding available under our $0.625 million line of credit at Silicon Valley Bank (“SVB”) and $670,000 funding available from a promissory note to borrow up to $2.2 million from G. Ward Paxton, the Company’s Chief Executive Officer.   We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources.   Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through anticipated Company profits, our line of credit, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

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

We sell our products to customers in diversified industries worldwide and periodically have receivables from customers, primarily in North America, Europe and Asia. Fluctuations in currency exchange rates and adverse economic developments in foreign countries could adversely affect the Company’s operating results.  We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral.  We maintain reserves for potential credit losses, and such losses, in the aggregate, have historically been minimal.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount we expect to collect.  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  Management considers the following factors when determining the collectability of specific customer accounts:  customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms.  If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  Based on management’s assessment, we provide for estimated uncollectible amounts through a charge to earnings and an increase to a valuation allowance.  Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance.  There was no allowance at December 31, 2014 and 2013.

Inventories

Inventories are stated at the lower of cost or market. We value our inventories using average cost, which approximates actual cost on a first-in, first-out basis. Our management estimates the allowance required to state inventory at the lower of cost or market. There is a risk that we will forecast demand for our products and market conditions incorrectly and maintain excess inventories. Therefore, there can be no assurance that we will not maintain excess inventory and incur inventory lower of cost or market charges in the future.  All inventory on hand at December 31, 2014 is finished goods inventory.

Property and Equipment

Equipment and furniture and fixtures are stated at cost less accumulated depreciation and depreciated on a straight-line basis over the estimated useful lives of the assets.  Such lives vary from 1 to 5 years.  Leasehold improvements are stated at cost less accumulated amortization and are amortized on a straight-line basis over the shorter of estimated useful lives of the assets or the remaining terms of the leases.   Such lives vary from 2 to 5 years.  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.  Repair and maintenance costs are expensed as incurred. Depreciation and amortization expense totaled approximately $237,000 and $147,000 for the years ended December 31, 2014 and 2013, respectively.

Long-Lived Assets

We review long-lived assets, including property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows to be generated by the asset.  If the carrying value exceeds the future undiscounted cash flows, the assets are written down to fair value.  During the years ended December 31, 2014 and 2013, there was no impairment of long-lived assets.

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

Stock-based compensation expense recognized in the statements of operations for the years ended 2014 and 2013 is based on awards ultimately expected to vest, reduced by estimated forfeitures.  FASB ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Valuation Assumptions

The fair values of option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for fiscal years ended December 31, 2014 and 2013, respectively:

	2014	2013

Weighted average grant date fair value	$1.80	$0.49
Weighted average assumptions used:
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.46%	0.83%
Expected volatility	227.57%	225.21%
Expected life (in years)	4.91	4.91

Expected volatility is based on historical volatility and in part on implied volatility.  The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior.  The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

Net Income (Loss) Per Share

We report two separate net income (loss) per share numbers, basic and diluted.  Basic net income (loss) attributable to common stockholders per share is computed by dividing net income (loss) attributable to common stockholders for the year by the weighted average number of common shares outstanding for the year.  Diluted net income (loss) attributable to common stockholders per share is computed by dividing the net income (loss) attributable to common stockholders for the year by the weighted average number of common shares and dilutive common stock equivalents outstanding for the year.  Our common stock equivalents include all common stock issuable upon conversion of convertible preferred stock and the exercise of outstanding options.  Common stock equivalents are included in the diluted income (loss) per share for the years ended December 31, 2014 and 2013 except in cases where the issuance would be anti-dilutive.  The aggregate number of common stock equivalents excluded from the diluted income (loss) per share calculation at December 31, 2014 and 2013 totaled 3,132,330 and 904,148, respectively.

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

Software development costs are included in research and development and are expensed as incurred. FASB ASC Topic 350 Intangibles—Goodwill and Other requires that software development costs incurred subsequent to reaching technological feasibility be capitalized, if material. If the process of developing a new product or major enhancement does not include a detailed program design, technological feasibility is determined only after completion of a working model. To date, the period between achieving technological feasibility and the general availability of such software has been short, and the software development costs qualifying for capitalization have been insignificant.

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

We file income tax returns in the United States federal jurisdiction.  At December 31, 2014, tax returns related to fiscal years ended December 31, 2011 through December 31, 2013 remain open to possible examination by the tax authorities.  No tax returns are currently under examination by any tax authorities.  We did not incur any penalties or interest during the years ended December 31, 2014 and 2013.

Recent Accounting Pronouncements

Revenue Recognition

        In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes most current revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

        The standard is effective for us beginning 2017, and requires using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

Unrecognized Tax Benefit

        In July 2013, the FASB issued guidance that requires entities to present unrecognized tax benefits (UTB) in the financial statements as a reduction to a deferred tax asset (DTA) for a net operating loss (NOL) carryforward when NOL’s exist. Entities whose NOL carryforwards are not available to settle taxes that would result from the disallowance of the tax position, or who do not intend to use their DTA for that purpose, should present their UTB as a liability and should not net the UTB with the DTA. The guidance became effective for us at the beginning of 2014. This new guidance did not have an impact on our consolidated financial statements.

3. Balance Sheet Detail (in thousands)

Inventories

	December 31,
	2014	2013
Finished products	$12	$19

Accrued Expenses

	December 31,
	2014	2013

Accrued payroll	$114	$96
Accrued vacation	282	290
Rent payable	84	106
Accrued interest, related party	76	76
Accrued bonus	—	116
Other	113	158
	$669	$842

4. Commitments and Contingencies

Leases

We lease office space for our corporate headquarters in Richardson, Texas under an operating lease, the base term of which expires in December 2017.  We lease office space in San Diego, California for a portion of our security software research and development staff under two separate operating leases, normally renewing for one year terms.

The Company’s lease for the headquarters facility contains escalation provisions.  The Company records rent expense on facility leases on a straight-line basis.  Rent expense totaled approximately $394,000 and $387,000 for the years ended December 31, 2014 and 2013, respectively.

Future minimum rental payments under these leases as of December 31, 2014 are as follows (in thousands):

Year ending December 31,	Minimum Lease Payments
2015	$393
2016	389
2017	130
2018 and thereafter	—
$912

We have other capital lease obligations that consist primarily of obligations to purchase goods that are enforceable and legally binding.  Our obligations primarily relate to software licensing and computer equipment.

Future minimum payments under these leases as of December 31, 2014 are as follows (in thousands):

Year ending December 31,	Capital Lease Obligations
2015	$148
2016	111
2017	23
2018 and thereafter	—
282
Less amounts representing interest	(7)
$275

Legal Proceedings

We are subject to legal proceedings and claims that arise in the ordinary course of business. We do not believe that the outcome of those matters will have a material adverse affect on our consolidated financial position, operating results or cash flows. However, there can be no assurance such legal proceedings will not have a material impact.

We are not aware of any material claims outstanding or pending against Intrusion Inc. at December 31, 2014.

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

Employees may contribute from 1% to 25% of their annual compensation to the Plan, limited to a maximum amount as set by the Internal Revenue Service.  Participants who are over the age of 50 may contribute an additional amount of their salary per year, as defined annually by the Internal Revenue Service.  We match employee contributions at the rate of $0.25 per each $1.00 of contribution on the first 4% of compensation.  Matching contributions to the Plan were approximately $29,000 for the year ended December 31, 2014 and $28,000 for 2013.

6. Line of Credit

On March 29, 2006, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) to establish a $1.0 million line of credit (the “2006 Credit Line”).  On June 30, 2008, we entered into an Amended and Restated Loan and Security Agreement with SVB to, among other things, replace the 2006 Credit Line with a $2.5 million line of credit (the “2008 Credit Line”).  On June 24, 2014, we entered into the Fifth Amendment to the Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”) with SVB to replace our expiring line with a $0.625 million line of credit (the “Current Line of Credit”).  Our obligations under the Loan Agreement are secured by substantially all of our assets, including all of our intellectual property.  In addition, G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer, has established a Guaranty Agreement with SVB securing all outstanding balances under the Current Line of Credit.  Borrowings under the Current Line of Credit are based on advances (each an “Advance”) against certain of our accounts receivable that are approved by SVB (each an “Eligible Account”).  SVB may make an Advance of up to eighty percent (80%) of each Eligible Account, or such other percentage SVB may determine in its sole discretion.  Each Advance is subject to a finance charge calculated as a daily rate that is based on a 360-day annual rate of the greater of the prime rate plus 2.0% or 7.0%.  Finance charges are payable at the same time its related Advance is due.  Each Advance is also subject to a monthly collateral handling fee of 0.5% of all outstanding Advances, depending on certain qualifying financial factors specified in the Loan Agreement.  The collateral handling fee is payable at the same time its related Advance is due.  Each Advance must be repaid at the earliest of (a) the date that the Eligible Account related to the Advance is paid, (b) the date the Eligible Account is no longer eligible under the Loan Agreement, or (c) the date on which any “Adjustment” (as defined in the Loan Agreement) is asserted to the Eligible Account.  We have certain non-financial and financial covenants, including a liquidity coverage ratio and a rolling EBITDA computation, as defined in the Loan Agreement.  On June 23, 2015, the Loan Agreement terminates and all outstanding Advances, accrued but unpaid finance charges, outstanding collateral handing fees, and other amounts become due under the Loan Agreement and related documents.  As of December 31, 2014 we had no borrowings outstanding under the Current Line of Credit and we were in compliance with all debt covenants.

7. Borrowings from Officer

On February 6, 2014, the Company entered into an unsecured revolving promissory note to borrow up to $2,200,000 from G. Ward Paxton, the Company’s Chief Executive Officer.  Under the terms of the note, the Company may borrow, repay and reborrow on the loan as needed up to an outstanding principal balance due of $2,200,000 at any given time through March 2015.

On February 5, 2015, the Company renewed the CEO note described above on the same terms, with the Company being able to borrow, repay and reborrow on the note as needed up to an outstanding principal balance due of $2,200,000 at any given time through March 2016.

Amounts borrowed from this officer accrue interest at a floating rate per annum equal to SVB’s prime rate plus 1% (5% at December 31, 2014).  All outstanding borrowings and accrued but unpaid interest is due on March 31, 2016.  As of December 31, 2014, the borrowings outstanding totaled $1,530,000 and accrued interest totaled $76,500.

8. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets (liabilities) as of December 31, 2014 and 2013 are as follows (in thousands):

	December 31
	2014	2013

Net operating loss carryforwards	$32,103	$32,253
Net operating loss carryforwards of foreign subsidiaries	374	374
Book over tax depreciation	(54)	(43)
Stock-based compensation expense	10	577
Other	125	116
Deferred tax assets	32,558	33,277
Valuation allowance for deferred tax assets	(32,558)	(33,277)
Deferred tax assets, net of allowance	$—	$—

Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Realization of the future benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the near to medium term.  Management has considered these factors in determining the valuation allowance for 2014 and 2013.

The differences between the provision for income taxes and income taxes computed using the federal statutory rate for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013

Reconciliation of income tax benefit to statutory rate:
Income tax (benefit) at statutory rate	$(93)	$212
State income taxes, net of federal income tax benefit	49	4
RTP (ISO expense)	508	—
Permanent differences	13	8
True-up prior year NOL	—	(8)
Change in valuation allowance	(718)	2,405
Change in state tax rate	241	(2,605)
Other	—	(16)
	$—	$—

At December 31, 2014, we had federal net operating loss carryforwards of approximately $85.9 million for income tax purposes that begin to expire in 2021 and are subject to the ownership change limitations under Internal Revenue Code Section 382. We also have approximately $6 million of state net operating loss carryforwards that begin to expire in 2017.

9. Stock Options

At December 31, 2014, we had two stock-based compensation plans, which are described below. These plans were developed to retain and attract key employees and directors.

In 1995, we adopted our 1995 Stock Option Plan (the “1995 Plan”), which provides for the issuance of up to 400,000 shares of common stock upon exercise of options granted pursuant to the 1995 Plan. In 2000 and 2001, our stockholders approved to increase the overall number of shares available for issuance pursuant to the plan to a total of 825,000 shares of common stock. The 1995 Plan provides for the issuance of both non-qualified and incentive stock options to our employees, officers, and employee-directors. The 1995 Plan expired by its terms on March 21, 2005 and no options were available for future issuance after the expiration.  At December 31, 2014, 67,365 employee options have been exercised and employee options to purchase a total of 138,800 shares of common stock were outstanding.

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

The 2005 Plan consists of three separate equity incentive programs: the Discretionary Option Grant Program; the Stock Issuance Program; and the Automatic Option Grant Program for non-employee Board members.  Officers and employees, non-employee Board members and independent contractors are eligible to participate in the Discretionary Option Grant and Stock Issuance Programs.  Participation in the Automatic Option Grant Program is limited to non-employee members of the Board.  Each non-employee Board member will receive an option grant for 10,000 shares of common stock upon initial election or appointment to the Board, provided that such individual has not previously been employed by the Company in the preceding six (6) months.  In addition, on the date of each annual stockholders meeting, each Board member will automatically be granted an option to purchase 5,000 shares of common stock, provided he or she has served as a non-employee Board member for at least six months.  At December 31, 2014, 482,835 options had been exercised and options to purchase a total of 2,937,001 shares of common stock were outstanding.  A total of 3,852,000 options had been granted under the 2005 Plan, of which 432,164 have been cancelled and options for 280,164 shares remained available for future grant.  No shares have been issued pursuant to the Stock Issuance Program.

Common shares reserved for future issuance, including conversions of preferred stock, outstanding options and options available for future grant under all of the stock option plans totaled 4,423,407 shares at December 31, 2013 as follows, in thousands:

(In thousands)	Common Shares Reserved for Future Issuance

Preferred Stock	1,067
1995 Plan	139
2005 Plan	3,217
Total	4,423

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

Stock Incentive Plan Summary

A summary of our stock option activity and related information for the years ended December 31, 2014 and 2013 is as follows:

	2014		2013
	Number of Options (in thousands)	Weighted Average Exercise Price	Number of Options (in thousands)	Weighted Average Exercise Price

Outstanding at beginning of year	3,045	$0.74	2,779	$0.78
Granted at price = market value	224	1.83	219	0.51
Granted at price > market value	75	1.98	75	0.53
Exercised	(193)	0.40	-	-
Forfeited	(40)	1.28	(3)	0.48
Expired	(33)	1.90	(25)	1.99

Outstanding at end of year	3,076	$0.86	3,045	$0.74
Options exercisable at end of year	2,511	$0.78	2,396	$0.78

Stock Options Outstanding and Exercisable

Information related to stock options outstanding at December 31, 2014, is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at 12/31/14 (in thousands)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at 12/31/14 (in thousands)	Weighted Average Exercise Price

$ 0.20-$0.50	1,650	3.72 years	$0.35	1,522	$0.34
$ 0.51-$1.00	825	4.66 years	$0.68	669	$0.69
$ 1.01-$3.00	269	7.70 years	$1.84	1	$1.10
$ 3.01-$5.44	332	0.64 years	$3.02	319	$3.05
	3,076	3.99 years	$0.74	2,511	$0.78

Summarized information about outstanding stock options as of December 31, 2014, that are fully vested and those that are expected to vest in the future as well as stock options that are fully vested and currently exercisable, are as follows:

	Outstanding Stock Options (Fully Vested and Expected to Vest)*	Options that are Exercisable
As of December 31, 2014
Number of outstanding options (in thousands)	3,025	2,511
Weighted average remaining contractual life	3.94	3.31
Weighted average exercise price per share	$0.85	$.78
Intrinsic value (in thousands)	$6,032	$5,209

* Includes effects of expected forfeitures

As of December 31, 2014, the total unrecognized compensation cost related to non-vested options not yet recognized in the statement of operations totaled approximately $248 thousand (including expected forfeitures) and the weighted average period over which these awards are expected to vest was .78 years.

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

At December 31, 2014, there were 200,000 shares of the Series 1 Preferred Stock outstanding, representing approximately 318,065 shares of common stock upon conversion.

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

At December 31, 2014 there were 460,000 shares of the Series 2 Preferred Stock outstanding, representing 460,000 shares of common stock upon conversion.

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

At December 31, 2014 there were 289,377 shares of Series 3 Preferred Stock outstanding, representing 289,377 shares of common stock upon conversion.

Dividends Payable

During the fiscal year ended December 31, 2014, we accrued $51,000 in dividends to the holders of our 5% Preferred Stock, $57,000 in dividends to the holders of our Series 2 5% Preferred Stock and $33,000 in dividends to the holders of our Series 3 5% Preferred Stock.  As of December 31, 2014, we have $20,000 in accrued and unpaid dividends included in other current liabilities.  Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.

11. Concentrations

Our operations are concentrated in one area—security software/entity identification.  Sales to the U.S. Government through direct and indirect channels totaled 51.4% of total revenues for 2014 and 50.1% of total revenues for 2013.  These sales are attributable to four government customers.  During 2013 approximately 46.0% of total revenues are attributable to four government customers.  One individual commercial customer in 2014 exceeded 30% of total revenues for the year; while 2013 had one individual commercial customer that exceeded 30% of total revenues for the year.  Our similar product and service offerings are not viewed as individual segments, as our management analyzes the business as a whole and expenses are not allocated to each product offering.

12.  Subsequent Events

On February 5, 2015, the Company entered into an unsecured revolving promissory note to borrow up to $2,200,000 from G. Ward Paxton, the Company’s Chief Executive Officer.  Under the terms of the note, the Company may borrow, repay and reborrow on the loan as needed up to an outstanding principal balance due of $2,200,000 at any given time through March 2016.