Form 10-Q
period 2015-09-30
INTRUSION INC
filed 2015-11-16
CIK 736012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on November 1, 2015 was 12,611,836.

INTRUSION INC.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,081	$1,006
Accounts receivable	619	737
Inventories, net	12	12
Prepaid expenses	31	105
Total current assets	1,743	1,860
Property and equipment, net	497	391
Other assets	46	61
TOTAL ASSETS	$2,286	$2,312

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$945	$862
Dividends payable	125	20
Obligations under capital lease, current portion	185	145
Deferred revenue	784	442
Loan payable to officer	1,530	—

Total current liabilities	3,569	1,469

Loan payable to officer	—	1,530
Obligations under capital lease, noncurrent portion	154	130

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value: Authorized shares — 5,000
Series 1 shares issued and outstanding — 200 in 2015 and 2014 Liquidation preference of $1,050 as of September 30, 2015	707	707
Series 2 shares issued and outstanding — 460 in 2015 and 2014 Liquidation preference of $1,198 as of September 30, 2015	724	724
Series 3 shares issued and outstanding — 289 in 2015 and in 2014 Liquidation preference of $657 as of September 30, 2015	412	412
Common stock, $0.01 par value:
Authorized shares — 80,000
Issued shares — 12,622 as of September 30, 2015 and 12,471 as of December 31, 2014 Outstanding shares — 12,612 as of September 30, 2015 and 12,461 as of December 31, 2014	126	125
Common stock held in treasury, at cost — 10 shares	(362)	(362)
Additional paid-in capital	56,507	56,382
Accumulated deficit	(59,444)	(58,698)
Accumulated other comprehensive loss	(107)	(107)
Total stockholders’ deficit	(1,437)	(817)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,286	$2,312

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net product revenue	$1,544	$2,011	$5,309	$5,375
Net customer support and maintenance revenue	8	19	27	54
Total revenue	1,552	2,030	5,336	5,429
Cost of product revenue	567	704	1,975	1,891
Cost of customer support and maintenance revenue	3	3	9	8
Total cost of revenue	570	707	1,984	1,899

Gross profit	982	1,323	3,352	3,530

Operating expenses:
Sales and marketing	490	470	1,432	1,245
Research and development	592	443	1,641	1,442
General and administrative	305	293	946	959

Operating income (loss)	(405)	117	(667)	(116)

Interest expense, net	(27)	(24)	(79)	(83)
Other income	—	54	—	54

Net income (loss)	$(432)	$147	$(746)	$(145)

Preferred stock dividends accrued	(35)	(35)	(104)	(106)
Net income (loss) attributable to common stockholders	$(467)	$112	$(850)	$(251)

Net income (loss) per share attributable to common stockholders: Basic	$(0.04)	$0.01	$(0.07)	$(0.02)
Diluted	$(0.04)	$0.01	$(0.07)	$(0.02)

Weighted average common shares outstanding:
Basic	12,612	12,426	12,593	12,379
Diluted	12,612	15,485	12,593	12,379

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30, 2015	September 30, 2014
Operating Activities:
Net loss	$(746)	$(145)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	231	175
Stock-based compensation	161	284
Penalties and waived penalties on dividends	3	6
Changes in operating assets and liabilities:
Accounts receivable	117	(199)
Inventories	—	7
Prepaid expenses and other assets	89	(62)
Accounts payable and accrued expenses	85	(32)
Deferred revenue	342	827
Net cash provided by operating activities	282	861

Investing Activities:
Purchases of property and equipment	(112)	(49)

Financing Activities:
Proceeds from line of credit	—	453
Payments on line of credit	—	(453)
Proceeds from stock options exercised	66	61
Payments of dividends	—	(512)
Principal payments on capital leases	(161)	(124)
Net cash used by financing activities	(95)	(575)

Net increase in cash and cash equivalents	75	237
Cash and cash equivalents at beginning of period	1,006	1,139
Cash and cash equivalents at end of period	$1,081	$1,376

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:

Preferred stock dividends accrued	$104	$106
Purchase of leased equipment under capital lease	$225	$222
Conversion of preferred shares to common stock	$—	$163

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

As of September 30, 2015, we had cash and cash equivalents of approximately $1,081,000, up from approximately $1,006,000 as of December 31, 2014.  We generated a net loss of $432,000 for the quarter ended September 30, 2015 compared to net income of $147,000 for the quarter ended September 30, 2014.  As of September 30, 2015, in addition to cash and cash equivalents of $1,081,000, we had $374,000 in funding available under our $0.625 million line of credit at Silicon Valley Bank (“SVB”) and $670,000 funding available from a promissory note to borrow up to $2.2 million from G. Ward Paxton, the Company’s Chief Executive Officer.  We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources.  Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through anticipated Company profits, our line of credit, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

2.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item

10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The December 31, 2014 balance sheet was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States.  However, we believe that the disclosures are adequate to make the information presented not misleading.  In our opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.  The results of operations for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period.  The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2014, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 27, 2015.

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

Amounts borrowed from this officer accrue interest at a floating rate per annum equal to SVB’s prime rate plus 1% (5% at September 30, 2015).  All outstanding borrowings and accrued but unpaid interest is due on March 31, 2016.  As of September 30, 2015, the borrowings outstanding totaled $1,530,000 and accrued interest totaled $134,000.

4.     Line of Credit

On March 29, 2006, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) to establish a $1.0 million line of credit (the “2006 Credit Line”).  On June 30, 2008, we entered into an Amended and Restated Loan and Security Agreement with SVB to, among other things, replace the 2006 Credit Line with a $2.5 million line of credit (the “2008 Credit Line”).  On June 23, 2015, we entered into the Seventh Amendment to the Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”) with SVB to replace our expiring line with a $0.625 million line of credit (the “Current Line of Credit”).  Our obligations under the Loan Agreement are secured by substantially all of our assets, including all of our intellectual property.  In addition, G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer, has established a Guaranty Agreement with SVB securing all outstanding balances under the Current Line of Credit.  Borrowings under the Current Line of Credit are based on advances (each an “Advance”) against certain of our accounts receivable that are approved by SVB (each an “Eligible Account”).  SVB may make an Advance of up to eighty percent (80%) of each Eligible Account, or such other percentage SVB may determine in its sole discretion.  Each Advance is subject to a finance charge calculated as a daily rate that is based on a 360-day annual rate of the greater of the prime rate plus 2.0% or 7.0%.  Finance charges are payable at the same time its related Advance is due.  Each Advance is also subject to a monthly collateral handling fee of 0.5% of all outstanding Advances, depending on certain qualifying financial factors specified in the Loan Agreement.  The collateral handling fee is payable at the same time its related Advance is due.  Each Advance must be repaid at the earliest of (a) the date that the Eligible Account related to the Advance is paid, (b) the date the Eligible Account is no longer eligible under the Loan Agreement, or (c) the date on which any “Adjustment” (as defined in the Loan Agreement) is asserted to the Eligible Account.  We have certain non-financial and financial covenants, including a liquidity coverage ratio and a rolling EBITDA computation, as defined in the Loan Agreement.  On June 21, 2016, the Loan Agreement terminates and all outstanding Advances, accrued but unpaid finance charges, outstanding collateral handing fees, and other amounts become due under the Loan Agreement and related documents.  As of September 30, 2015, we had no borrowings outstanding under the Current Line of Credit and are within limits of all debt covenants.

5.     Accounting for Stock-Based Compensation

During the three month periods ended September 30, 2015 and 2014, the Company did not grant any stock options to employees or directors.  The Company recognized $49,000 and $97,000, respectively, of stock-based compensation expense for the three month periods ended September 30, 2015 and 2014.  During the nine month periods ended September 30, 2015 and 2014, the Company granted 40,000 and 295,000, respectively, of stock options to employees and directors.  The Company recognized $161,000 and $284,000, respectively, of stock-based compensation expense for the nine month periods ended September 30, 2015 and 2014.

During the three month periods ended September 30, 2015 and 2014, no options were exercised under the 2005 Plan.  During the nine month periods ended September 30, 2015 and 2014, 150,000 and 157,500 options were exercised under the 2005 Plan, respectively.

Valuation Assumptions

The fair values of employee and director option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	For Three Months Ended September 30, 2015	For Three Months Ended September 30, 2014	For Nine Months Ended September 30, 2015	For Nine Months Ended September 30, 2014

Weighted average grant date fair value	—	—	$2.09	$1.79
Weighted average assumptions used:
Expected dividend yield	—	—	0.0%	0.0%
Risk-free interest rate	—	—	1.37%	1.46%
Expected volatility	—	—	176.0%	228.0%
Expected life (in years)	—	—	5.0	4.9

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

6.     Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period.  Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period.  Our common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding options and warrants.  The aggregate number of common stock equivalents excluded from the diluted income (loss) per share calculation for the three month periods ended September 30, 2015 and 2014 are 3,799,949 and 609,452 as they are antidilutive.  The aggregate number of common stock equivalents excluded from the diluted income (loss) per share calculation for the nine month periods ended September 30, 2015 and 2014 are 3,799,949 and 4,208,910 as they are antidilutive.

7.     Concentrations

Our operations are concentrated in one area—security software/entity identification.  Sales to the U.S. Government through direct and indirect channels totaled 55.4% of total revenues for the third quarter of 2015 compared to 52.8% of total revenues for the third quarter of 2014.  During the third quarter of 2015, approximately 50.7% of total revenues were attributable to three government customers compared to approximately 38.6% of total revenues attributable to three government customers in the third quarter of 2014.  Sales to commercial customers totaled 44.6% of total revenue for the third quarter of 2015 compared to 47.2% of total revenue for the third quarter of 2014.  During the third quarter of 2015, approximately 31.6% of total revenue was attributable to two commercial customers compared to approximately 42.0% to two commercial customers in the third quarter of 2014.  Our similar product and service offerings are not viewed as individual segments, as our management analyzes the business as a whole and expenses are not allocated to each product offering.

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

9.     Dividends Payable

During the quarter ended September 30, 2015, we accrued $13,000 in dividends payable to the holders of our 5% Preferred Stock, $14,000 in dividends payable to the holders of our Series 2 5% Preferred Stock and $8,000 in dividends payable to the holders of our Series 3 5% Preferred Stock.  As of September 30, 2015, we have $125,000 in accrued and unpaid dividends.

Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.  These dividends continue to accrue on all our outstanding shares of preferred stock, regardless of whether we are legally able to pay them.  If we are unable to pay dividends on our preferred stock, we will be required to accrue an additional late fee penalty of 18% per annum on the unpaid dividends for the Series 2 Preferred Stock and Series 3 Preferred Stock.  Our CEO, CFO and one outside board member who are holders of our Series 2 and Series 3 Preferred Stock have waived any possible late fee penalties.  In addition to this late penalty, the holders of our Series 2 Preferred Stock and Series 3 Preferred Stock could elect to present us with written notice of our failure to pay dividends as scheduled, in which case we would have 45 days to cure such a breach.  In the event that we failed to cure the breach, the holders of these shares of preferred stock would then have the right to require us to redeem their shares of preferred stock for a cash amount calculated in accordance with their respective certificates of designation.  If we were required to redeem all shares of Series 2 Preferred Stock and Series 3 Preferred Stock as of November 1, 2015, the aggregate redemption price we would owe would be $2.0 million.

10.  Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15 Preparation of Financial Statements - Going Concern (Subtopic 205-40), Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-05”). ASU 2014-05 requires management to assess each annual and interim period if there is substantial doubt about the entity’s ability to continue as a going concern; provides principles for considering the mitigating effect of management’s plans; requires certain disclosures when substantial doubt is alleviated as a result of management’s plans, and requires an express statement and other disclosures when substantial doubt is not alleviated.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter with early application permitted.  We are currently evaluating the new guidance and do not expect it will have an impact on our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein.  We are currently evaluating the impact of our pending adoption of ASU 2014-09.

Item 2.                            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q, including, without limitation, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are generally accompanied by words such as “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate,” “may” or other words that convey uncertainty of future events or outcomes.  These statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations, which we describe in more detail elsewhere in this Quarterly Report on Form 10-Q and other 2015 Quarterly Reports on Form 10-Q in Part II Item 1A “Risk Factors”, and in our 2014 Annual Report on Form 10-K in Item 1A “Risk Factors” include, but are not limited to:

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

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net product revenue	99.5%	99.1%	99.5%	99.0%
Net customer support and maintenance revenue	0.5	0.9	0.5	1.0
Total revenue	100.0	100.0	100.0	100.0
Cost of product revenue	36.5	34.7	37.0	34.8
Cost of customer support and maintenance revenue	0.2	0.1	0.2	0.2
Total cost of revenue	36.7	34.8	37.2	35.0
Gross profit	63.3	65.2	62.8	65.0
Operating expenses:
Sales and marketing	31.6	23.2	26.8	22.9
Research and development	38.1	21.8	30.8	26.6
General and administrative	19.7	14.4	17.7	17.7

Operating income (loss)	(26.1)	5.8	(12.5)	(2.2)

Interest expense	(1.7)	(1.3)	(1.5)	(1.5)
Other income	—	2.7	—	1.0

Income (loss) before income tax provision	(27.8)	7.2	(14.0)	(2.7)

Income tax provision	—	—	—	—

Net income (loss)	(27.8)%	7.2%	(14.0)%	(2.7)%
Preferred stock dividends accrued	(2.3)	(1.7)	(1.9)	(1.9)

Net income (loss) attributable to common stockholders	(30.1)%	5.5%	(15.9)%	(4.6)%

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Domestic revenues	100.0%	100.0%	100.0%	100.0%
Export revenues	—	—	—	—

Net revenues	100.0%	100.0%	100.0%	100.0%

Net Revenues.  Net revenues for the quarter and nine months ended September 30, 2015 were $1.6 million and $5.3 million, respectively, compared to $2.0 million and $5.4 million for the same periods in 2014.  Product revenues decreased $467 thousand for the quarter ended September 30, 2015, and decreased $66 thousand for the nine months ended September 30, 2015 compared to the same periods in 2014.  Decreased product revenues were primarily due to a decline in sales of both our Savant and TraceCop product lines.  TraceCop sales for the quarters ended September 30, 2015 and 2014 were $1.3 million and $1.5 million, respectively.  Savant sales were $0.2 million for the quarter ended September 30, 2015 and were $0.5 million for the quarter ended September 30, 2014.  Customer support and maintenance revenue decreased $11 thousand for the quarter ended September 30, 2015, compared to $27 thousand for the nine months ended September 30, 2015.  This decrease was due to the current sales mix with a high concentration of sales not requiring a maintenance contract.

Concentration of Revenues.  Revenues from sales to various U.S. government entities totaled $0.9 million, or 55.4% of revenues, for the quarter ended September 30, 2015 compared to $1.1 million, or 52.8% of revenues, for the same period in 2014.  Revenues from sales to various U.S. government entities totaled $2.8 million, or 53.0% of revenues, for the nine months ended September 30, 2015 compared to $2.5 million, or 45.6% of revenues, for the same period in 2014.  Sales to commercial customers totaled 44.6% of total revenue for the third quarter of 2015 compared to 47.2% of total revenue for the third quarter of 2014.  During the third quarter of 2015, approximately 31.6% of total revenue was attributable to two commercial customers compared to approximately 42.0% to two commercial customers in the third quarter of 2014.  Although we expect our concentration of revenues to vary among customers in future periods depending upon the timing of certain sales, we anticipate that sales to government customers will continue to account for a significant portion of our revenues in future periods.  Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including, without limitation, potential disruption to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience.  Although we do not anticipate that any of our revenues with government customers will be renegotiated, a large number of cancelled or renegotiated government orders could have a material adverse effect on our financial results.  Currently, we are not aware of any proposed cancellation or renegotiation of any of our existing arrangements with government entities and, historically, government entities have not cancelled or renegotiated orders which had a material adverse effect on our business.

Gross Profit.  Gross profit was $1.0 million or 63.3% of net revenues for the quarter ended September 30, 2015, compared to $1.3 million or 65.2% of net revenues for the quarter ended September 30, 2014.  Gross profit was $3.4 million or 62.8% of net revenues for the nine months ended September 30, 2015 compared to $3.5 million or 65.0% of net revenues for the nine months ended September 30, 2014.  Gross profit on product revenues for the quarter and nine months ended September 30, trended from 65.0% and 64.8%, respectively, in 2014 to 63.3% and 62.8%, respectively, in 2015 mainly due to a change in product mix and slightly higher labor cost associated with TraceCop sales.  Gross profit on customer support and maintenance revenues for the quarter and nine months ended September 30, trended from 84.2% and 85.2%, respectively, in 2014 to 63.0% and 65.3%, respectively, in 2015.  Gross profit as a percentage of net revenues is impacted by several factors, including shifts in product mix, changes in channels of distribution, revenue volume, pricing strategies, and fluctuations in revenues of integrated third-party products.

Sales and Marketing.  Sales and marketing expenses remained constant at $0.5 million for the quarters ended September 30, 2015 and 2014.  Sales and marketing expenses increased to $1.4 million for the nine months ended September 30, 2015 compared to $1.2 million for the same period in 2014.  Increased sales and marketing expense was due to increases in sales efforts to commercial customers.  Sales and marketing expenses may vary in the future.  We believe that these costs will increase through the end of 2015, with increases in revenue.

Research and Development.  Research and development expenses increased to $0.6 million for the quarter ended September 30, 2015 compared to $0.4 million for the same period in 2014.  Research and development expenses increased to $1.6 million for the nine months ended September 30, 2015 compared to $1.4 million for the same period in 2014.  Research and development costs are expensed in the period incurred.  Research and development expenses may vary in the future; however, we believe that these costs will remain relatively constant through the end of 2015, although expenses may be increased relative to increases in revenue.

General and Administrative.  General and administrative expenses remained constant at $0.3 million for the quarters ended September 30, 2015 and 2014.  General and administrative expenses decreased to $0.9 million for the nine months ended September 30, 2015 compared to $1.0 million for the same period in 2014.  It is expected that general and administrative expenses will remain relatively constant throughout the remainder of 2015, although expenses may be increased relative to increases in revenue.

Interest.  Net interest expense increased to $27 thousand for the quarter ended September 30, 2015 compared to $24 thousand for the same period in 2014.  Net interest expense decreased to $79 thousand for the nine months ended September 30, 2015 compared to $83 thousand for the same period in 2014.  The decrease in interest expense was primarily due to a decrease in interest expense related capital leased equipment as the payment schedules near expiration. Net interest expense may vary in the future based on our level of borrowing, which will be affected by our cash flow, operating income and capital expenditures.

Liquidity and Capital Resources

Our principal source of liquidity at September 30, 2015, was approximately $1.1 million of cash and cash equivalents.  At September 30, 2015, we had a working capital deficiency of $1.8 million compared to a $1.1 million deficiency at September 30, 2014.

Net cash provided by operations for the nine months ended September 30, 2015, was $282 thousand due to the following sources of cash and non-cash items: $342 thousand increase in deferred revenue, $170 thousand in amortization expense of capital leases, $161 thousand in stock-based compensation, $117 thousand decrease in accounts receivable, $89 thousand decrease in prepaid expenses and other assets, $85 thousand increase in accounts payable and accrued expenses, $61 thousand in depreciation expense, and $3 thousand in penalties and waived penalties on dividends.  This was offset by the net loss of $746 thousand.  For the nine months ended September 30, 2014, net cash provided by operations was $861 thousand due to the following sources of cash and non-cash items: $827 thousand increase in deferred revenue, $7 thousand decrease in inventories, $126 thousand in amortization expense of capital leases, $284 thousand in stock-based compensation, $49 thousand in depreciation expense, and $6 thousand in penalties and waived penalties on dividends.  This was partially offset by the net loss of $145 thousand and the following uses of cash: $199 thousand increase in accounts receivable, $62 thousand increase in prepaid expenses and other assets, and $32 thousand decrease in accounts payable and accrued expenses.

Net cash used in investing activities for the nine months ended September 30, 2015, was $112 thousand for net purchases of property and equipment, compared to the nine months ended September 30, 2014, net cash used in investing activities for the was $49 thousand for net purchases of property and equipment.

Net cash used by financing activities for the nine months ended September 30, 2015, was $95 thousand primarily due to $161 thousand payment on the principal of capital leases. This was offset by: $66 thousand in proceeds from the exercise of stock options. Net cash used by financing activities for the nine months ended September 30, 2014, was $575 thousand primarily due to $512 thousand payment of dividends and $124 thousand payment on principal of capital leases. This was offset by: $61 thousand in proceeds from the exercise of stock options.

At September 30, 2015, the Company did not have any material commitments for capital expenditures.

During the nine months ended September 30, 2015, the Company funded its operations through the use of cash and cash equivalents, borrowing against our line of credit and advances on the loan from our Chief Executive Officer.

On March 29, 2006, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) to establish a $1.0 million line of credit (the “2006 Credit Line”).  On June 30, 2008, we entered into an Amended and Restated Loan and Security Agreement with SVB to, among other things, replace the 2006 Credit Line with a $2.5 million line of credit (the “2008 Credit Line”).  On June 24, 2014, we entered into the Sixth Amendment to the Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”) with SVB to replace our expiring line with a $0.625 million line of credit (the “Current Line of Credit”).  Our obligations under the Loan Agreement are secured by substantially all of our assets, including all of our intellectual property.  In addition, G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer, has established a Guaranty Agreement with SVB securing all outstanding balances under the Current Line of Credit.  Borrowings under the Current Line of Credit are based on advances (each an “Advance”) against certain of our accounts receivable that are approved by SVB (each an “Eligible Account”).  SVB may make an Advance of up to eighty percent (80%) of each Eligible Account, or such other percentage SVB may determine in its sole discretion.  Each Advance is subject to a finance charge calculated as a daily rate that is based on a 360-day annual rate of the greater of the prime rate plus 2.0% or 7.0%.  Finance charges are payable at the same time its related Advance is due.  Each Advance is also subject to a monthly collateral handling fee of 0.5% of all outstanding Advances, depending on certain qualifying financial factors specified in the Loan Agreement.  The collateral handling fee is payable at the same time its related Advance is due.  Each Advance must be repaid at the earliest of (a) the date that the Eligible Account related to the Advance is paid, (b) the date the Eligible Account is no longer eligible under the Loan Agreement, or (c) the date on which any “Adjustment” (as defined in the Loan Agreement) is asserted to the Eligible Account.  We have certain non-financial and financial covenants, including a liquidity coverage ratio and a rolling EBITDA computation, as defined in the Loan Agreement.  On June 21, 2016, the Loan Agreement terminates and all outstanding Advances, accrued but unpaid finance charges, outstanding collateral handing fees, and other amounts become due under the Loan Agreement and related documents.  As of September 30, 2015 we had no borrowings outstanding under the Current Line of Credit and are within limits of all debt covenants.

As of September 30, 2015, we had cash and cash equivalents of approximately $1,081,000, up from approximately $1,006,000 as of December 31, 2014.  We generated a net loss of $432,000 for the quarter ended September 30, 2015 compared to net income of $147,000 for the quarter ended September 30, 2014.  As of September 30, 2015, in addition to cash and cash equivalents of $1,081,000, we had $374,000 in funding available under our $0.625 million line of credit at Silicon Valley Bank (“SVB”) and $670,000 funding available from a promissory note to borrow up to $2.2 million from G. Ward Paxton, the Company’s Chief Executive Officer.  We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources.  Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through anticipated Company profits, our line of credit, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015, and concluded that the disclosure controls and procedures were effective.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) as of December 31, 2014, and concluded that there have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                                                RISK FACTORS

Factors That May Affect Future Results of Operations

We are providing the following information regarding changes that have occurred to previously disclosed risk factors from our Annual Report on Form 10-K for the year ended December 31, 2014 and our 2015 Quarterly Reports on Form 10-Q.  In addition to the other information set forth below and elsewhere in this report, you should consider the factors discussed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2014 and our 2015 Quarterly Reports on Form 10-Q.  The risks described in our Quarterly Reports on Form 10-Q are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We may not have sufficient cash to operate our business and may not be able to maintain certain liquidity requirements under our existing debt instruments.  Additional debt and equity offerings to fund future operations may not be available and, if available, may significantly dilute the value of our currently outstanding common stock.

As of September 30, 2015, we had cash and cash equivalents of approximately $1,081,000, up from approximately $1,006,000 as of December 31, 2014.  We generated a net loss of $432,000 for the quarter ended September 30, 2015 compared to net income of $147,000 for the quarter ended September 30, 2014.  As of September 30, 2015, in addition to cash and cash equivalents of $1,081,000, we had $374,000 in funding available under our $0.625 million line of credit at Silicon Valley Bank (“SVB”) and $670,000 funding available from a promissory note to borrow up to $2.2 million from G. Ward Paxton, the Company’s Chief Executive Officer.  We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources.  Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through anticipated Company profits, our line of credit, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

We had a net loss of $432 thousand for the quarter ended September 30, 2015, and have an accumulated deficit of $59.4 million as of September 30, 2015.  To achieve annual profitability, we must generate increased revenue levels.

For the quarter ended September 30, 2015, we generated a net loss of $432 thousand and had an accumulated deficit of approximately $59.4 million as of September 30, 2015, compared to a net income of $147 thousand for the quarter ended September 30, 2014 and an accumulated deficit of approximately $58.6 million at September 30, 2014.  We need to generate greater revenue levels from the sales of our products if we are to achieve annual profitability.  If we are unable to achieve these revenue levels, losses could happen for the near term and possibly longer, and we may not sustain profitability or generate positive cash flow from operations.

A large percentage of our revenues are received from U.S. government entities/resellers, and the loss of any one of these customers could reduce our revenues and materially harm our business and prospects.

A large percentage of our revenues result from sales to U.S. government entities/resellers.  If we were to lose one or more of these key relationships, our revenues could decline and our business and prospects may be materially harmed. We expect that even if we are successful in developing relationships with non-governmental customers, our revenues will continue to be concentrated among government entities.  For the quarter ended September 30, 2015, sales to U.S. government entities/resellers collectively accounted for 55.4% of our revenues, compared to 52.8% for the comparable period in 2014.  The loss of any of these key relationships may send a negative message to other U.S. government entities or non-governmental customers concerning our product offering.  We cannot assure you that U.S. government entities will be customers of ours in future periods or that we will be able to diversify our customer portfolio to adequately mitigate the risk of loss of any of these customers.

A large percentage of our revenues are from one product line with a limited number of customers, and the decrease of revenue from sales of this product line could materially harm our business and prospects.

A large percentage of our revenues result from sales of our security product line.  Savant revenues were $0.2 million for the quarter ended September 30, 2015 compared to $0.5 million for the same period in 2014. TraceCop revenues were $1.3 million for the quarter ended September 30, 2015, compared to $1.5 million for the same quarter in 2014.  There were two individual commercial customers in the third quarter of 2015 attributable for 31.6% of total revenue compared to two customers at 42.0% for the same period in 2014 that exceeded 10% of total revenues for that quarter. If sales of this key product line were to decrease, our revenues could decline and our business and prospects may be materially harmed.

We are highly dependent on sales made through indirect channels, the loss of which would materially adversely affect our operations.

We derived 67.4% of revenue in the third quarter of 2015 through indirect channels of mainly government resellers, compared to 57.4% of our revenues in the quarter ended September 30, 2014.  We must continue to expand our sales through these indirect channels in order to increase our revenues.  We cannot assure you that our products will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues.  Further, many of our competitors are also trying to sell their products through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our products.

You will experience substantial dilution upon the conversion or redemption of the shares of preferred stock that we issued in our private placements or in the event we raise additional funds through the issuance of new shares of our common stock or securities convertible or exercisable into shares of common stock.

On October 31, 2015, we had 12,611,836 shares of common stock outstanding.  Upon conversion of all outstanding shares of preferred stock, we will have 13,679,279 shares of common stock outstanding, approximately an 8.5% increase in the number of shares of our common stock outstanding.

In addition, management may issue additional shares of common stock or securities exercisable or convertible into shares of common stock in order to finance our continuing operations.  Any future issuances of such securities would have additional dilutive effects on the existing holders of our Common Stock.

Further, the occurrence of certain events could entitle holders of our Series 2 Preferred Stock and Series 3 Preferred Stock to require us to redeem their shares for a certain number of shares of our common stock.  Assuming (i) we have paid all liquidated damages and other amounts to the holders, (ii) paid all outstanding dividends, (iii) a volume weighted average price of $1.32, which was the ten-day volume weighted average closing price of our common stock on October 31, 2015, and (iv) our 12,611,836 shares of common stock outstanding on October 31, 2015, upon exercise of their redemption right by the holders of the Series 3 Preferred Stock and the Series 2 Preferred Stock, we would be obligated to issue approximately 2,400,000 shares of our common stock.  This would represent an increase of approximately 19.1% in the number of shares of our common stock as of October 31, 2015.

The conversion of preferred stock we issued in the private placements may cause the price of our common stock to decline.

The holders of the shares of our 5% Preferred Stock may freely convert their shares of preferred stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of October 31, 2015, 800,000 shares of our 5% Preferred Stock had converted into 1,272,263 shares of common stock and 200,000 shares of our 5% preferred stock remain outstanding.

The holders of the shares of Series 2 5% Preferred Stock may freely convert their shares of preferred stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of October 31, 2015, 605,200 shares of Series 2 Preferred Stock had converted into 605,200 shares of common stock and 460,000 shares of Series 2 5% preferred stock remain outstanding.

The holders of the shares of Series 3 5% Preferred Stock may freely convert their shares of Series 3 Preferred Stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of October 31, 2015, 275,230 shares of Series 3 Preferred Stock had converted into 275,230 shares of common stock and 289,377 shares of Series 3 5% preferred stock remain outstanding.

For the four weeks ended on October 31, 2015, the average daily trading volume of our common stock on the OTCQB was 2,400 shares.  Consequently, if holders of preferred stock elect to convert their remaining shares and sell a material amount of their underlying shares of common stock on the open market, the increase in selling activity could cause a decline in the market price of our common stock.  Furthermore, these sales, or the potential for these sales, could encourage short sales, causing additional downward pressure on the market price of our common stock.

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

As of October 31, 2015, our executive officers, directors and preferred stockholders beneficially own approximately 27% of our voting power.  In addition, other related parties control approximately 30% of voting power.  As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us.  These stockholders may use their influence to approve or take actions that may be adverse to the interests of holders of our Common Stock.  Further, we contemplate the possible issuance of shares of our Common Stock or of securities exercisable or convertible into shares of our Common Stock in the future to our Chief Executive Officer and Chief Financial Officer.  Any such issuance will increase the percentage of stock our Chief Executive Officer, Chief Financial Officer and our management group beneficially holds.

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

INTRUSION INC.

Date: November 16, 2015	/s/ G. Ward Paxton
G. Ward Paxton
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2015	/s/ Michael L. Paxton
Michael L. Paxton
Vice President, Chief Financial Officer, Treasurer & Secretary
(Principal Financial & Accounting Officer)