Form 10-K
period 2015-12-31
INTRUSION INC
filed 2016-03-29
CIK 736012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2015:  $17,088,000.

As of March 29, 2016, 12,747,836 shares of the issuer’s Common Stock were outstanding.

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

General

We develop, market and support a family of entity identification, high speed data mining, cybercrime and advanced persistent threat detection products.  Our product families include:

•                                          TraceCop™ for identity discovery and disclosure,

•                                          Savant™ for network data mining and advanced persistent threat detection.

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

•                                          airlines,

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

On June 23, 2015, we entered into the Seventh Amendment to the Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”) with SVB to replace our expiring line with a $0.625 million line of credit (the “Current Line of Credit”).  Our obligations under the Loan Agreement are secured by substantially all of our assets, including all of our intellectual property.  In addition, G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer, has established a Guaranty Agreement with SVB securing all outstanding balances under the Current Line of Credit.  Borrowings under the Current Line of Credit are based on advances (each an “Advance”) against certain of our accounts receivable that are approved by SVB (each an “Eligible Account”).  SVB may make an Advance of up to eighty percent (80%) of each Eligible Account, or such other percentage SVB may determine in its sole discretion.  As of December 31, 2015, the borrowing base was $380,000.  Each Advance is subject to a finance charge calculated as a daily rate that is based on a 360-day annual rate of the greater of the prime rate plus 2.0% or 7.0%.  Finance charges are payable at the same time its related Advance is due.  Each Advance is also subject to a monthly collateral handling fee of 0.5% of all outstanding Advances, depending on certain qualifying financial factors specified in the Loan Agreement.  The collateral handling fee is payable at the same time its related Advance is due.  Each Advance must be repaid at the earliest of (a) the date that the Eligible Account related to the Advance is paid, (b) the date the Eligible Account is no longer eligible under the Loan Agreement, or (c) the date on which any “Adjustment” (as defined in the Loan Agreement) is asserted to the Eligible Account.  We have certain non-financial and financial covenants, including a liquidity coverage ratio and a rolling EBITDA computation, as defined in the Loan Agreement.  On June 21, 2016, the Loan Agreement terminates and all outstanding Advances, accrued but unpaid finance charges, outstanding collateral handing fees, and other amounts become due under the Loan Agreement and related documents.  As of December 31, 2015 and 2014, we had no borrowings outstanding under the Current Line of Credit and are within limits of all debt covenants.  The Company expects to renew the Loan Agreement before the termination date.

On February 5, 2015, the Company entered into an unsecured revolving promissory note to borrow up to $2,200,000 from G. Ward Paxton, the Company’s Chief Executive Officer.  Under the terms of the note, the Company may borrow, repay and reborrow on the loan as needed up to an outstanding principal balance due of $2,200,000 at any given time through March 2016.

On February 4, 2016, the Company renewed the CEO note described above on the same terms, with the Company being able to borrow, repay and reborrow on the note as needed up to an outstanding principal balance due of $2,200,000 at any given time through March 2018.

Amounts borrowed from this officer accrue interest at a floating rate per annum equal to SVB’s prime rate plus 1% (5% at December 31, 2015).  All outstanding borrowings and accrued but unpaid interest is due on March 31, 2018.  As of December 31, 2015, the borrowings outstanding totaled $1,530,000 and accrued interest totaled $76,500.

Government Sales

Sales to U.S. government customers accounted for 54.7% of our revenues for the year ended December 31, 2015, compared to 51.4% of our revenue in 2014.  We expect to continue to derive a substantial portion of our revenues from sales to governmental entities in the future as we continue to market our entity identification products and data mining products to the government.  Sales to the government present risks in addition to those involved in sales to commercial customers that could adversely affect our revenues, including potential disruption due to irregularities in or interruptions to appropriation and spending patterns, delays in approving a federal budget and the government’s reservation of the right to cancel contracts and purchase orders for its convenience.

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

Industry Background

We develop, market and support a family of entity identification products, data mining and advanced persistent threat detection products.  Our product families include:

•                                          TraceCop for entity identification;

•                                          Savant for data mining and advanced persistent threat detection.

Intrusion’s products help protect critical information assets by quickly detecting, protecting, analyzing and reporting attacks or misuse of classified, private and regulated information for government and enterprise networks.

Products

TraceCop

Our TraceCop product family includes a database of worldwide IP addresses which are regularly updated.  In addition, other information and analysis results, such as geo-location data, may also be included.  Customers use the TraceCop data to aid in the identification and location of individuals involved in cybercrime.  In addition to the IP database, the TraceCop family includes analysis software and a GUI interface to assist analysts in locating cybercriminals and other bad guys.  We license TraceCop to our customers for a fee and offer continuing maintenance and upgrade services for the TraceCop database.  We either install and service the database at the Intrusion facility or install the TraceCop database on a customer server onsite.

Savant

Savant is a high-speed network data mining product which organizes the data into networks of relationships and associations.  Savant operates on networks with data flows of up to 20 gigabits without dropping packets.  Savant provides corporate CIOs and CISOs with the ability to assess and mitigate many of todays’ cybersecurity threats and challenges.  The Savant solution provides real-time access and insight into a company’s own indisputable and quantifiable network data for more effective, unbiased decision making. Uses of the Savant product include data mining, data loss prevention, advanced persistent threat detection and identification of Internet habits of network users.  Savant is a software product which we license to our customers and for which we sell maintenance, upgrades and data interpretation services.  We also re-sell the server required to implement Savant into the customer’s network.

Third-Party Products

We currently resell standard commercially available computers and servers from various vendors which we integrate with our different software products for implementation into our customer networks.  We do not consider any of these third party relationships to be material to the Company’s business or results of operations.

Customer Services

In addition to offering our listed products, we also offer a wide range of services, including design and configuration, project planning, training, installation, maintenance and threat data interpretation.

Product Development

The network security industry is characterized by rapidly changing technology, standards and customer demands all shaped by the current state of the economy.  We believe that our future success depends in large part upon the timely enhancement of existing products as well as the development of new technologically advanced products that meet cybersecurity industry standards, perform successfully and efficiently.  We are currently marketing TraceCop and Savant products to meet emerging market requirements and are continuously engaged in testing to ensure that our products interoperate with other manufacturers’ products, which comply with industry standards.

During 2015 and 2014, our research and development expenditures were approximately $2.3 and $1.9 million, respectively.  All of our expenditures for research and development have been expensed as incurred.  At December 31, 2015, we had 24 employees engaged in research, product development and engineering.

Manufacturing and Supplies

Our internal manufacturing operations consist primarily of software, packaging, testing and quality control of finished units.

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

Sales, Marketing and Customers

Field Sales Force.  Our direct sales organization focuses on major account sales, channel partners including distributors, value added resellers (VARs) and integrators; promotes our products to current and potential customers; and monitors evolving customer requirements. The field sales and technical support force provides training and technical support to our resellers and end users and assists our customers in designing cyber secure data networking solutions.  We currently conduct sales and marketing efforts from our principal office in Richardson (Dallas), Texas.  In addition, we have sales personnel, sales engineers or sales representatives located in Virginia, California, Europe and Asia.

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

Foreign Sales.  We believe that rapidly evolving international markets are potential sources of future sales. Our export sales are currently planned to be made through an indirect sales force comprised of international resellers in Europe and Asia.  Export sales did not account for any revenue in 2015 and 2014.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report for a geographic breakdown of our revenue in 2015 and 2014.

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

In 2015, 54.7% of our revenue was derived from a variety of U.S. government entities through direct sales and indirectly through system integrators and resellers.  These sales are attributable to three U.S. Government customers through direct and indirect channels, all exceeded 8% of total revenue individually in 2015.  Comparatively, sales to the U.S. Government through direct and indirect channels totaled 51.4% of total revenues for 2014.  These sales are attributable to four U.S. Government customers through direct and indirect channels, all exceeded 10% of total revenue individually in 2014.  A reduction in our sales to U.S. government entities could have a material adverse effect on our business and operating results if not replaced.

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

Employees

As of December 31, 2015, we employed a total of 36 full time persons, including 8 in sales, marketing and technical support, 24 in research, product development and engineering, and 4 in administration and finance.

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

As of December 31, 2015, we had cash and cash equivalents of approximately $102,000, down from approximately $1,006,000 as of December 31, 2014.  We generated a net loss of $1,249,000 for the year ended December 31, 2015 compared to net loss of $274,000 for the year ended December 31, 2014.  As of December 31, 2015, in addition to cash and cash equivalents of $102,000, we had $380,000 in funding available under our $0.625 million line of credit at Silicon Valley Bank (“SVB”) and $670,000 funding available from a promissory note to borrow up to $2.2 million from G. Ward Paxton, the Company’s Chief Executive Officer.

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

We had a net loss of $1.25 million for the year ended December 31, 2015 and have an accumulated deficit of $59.9 million as of December 31, 2015.  To achieve sustainable profitability, we must continue to generate increased revenue.

For the year ended December 31, 2015, we had a net loss of $1.25 million and had an accumulated deficit of approximately $59.9 million as of December 31, 2015, compared to a net loss of $0.3 million and an accumulated deficit of approximately $59.0 million as of December 31, 2014.  We need to generate greater revenue from the sales of our products and services if we are to achieve profitability.  If we are unable to generate greater revenue, net losses may continue and we may never be able to sustain profitability or generate positive cash flow from operations in the future.

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

A large percentage of our revenues result from sales to U.S. government entities.  If we were to lose one or more of these key relationships, our revenues could decline and our business and prospects may be materially harmed. We expect that even if we are successful in developing relationships with non-governmental customers, our revenues will continue to be concentrated among government entities. For the years ended December 31, 2013, 2014 and 2015, sales to U.S. government entities collectively accounted for 50.1%, 51.4% and 54.7% of our total net revenues, respectively. The loss of any of these key relationships may send a negative message to other U.S. government entities or non-governmental customers concerning our product offering.  We cannot assure you that U.S. government entities will be customers of ours in future periods or that we will be able to diversify our customer portfolio to adequately mitigate the risk of loss of any of these customers.

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

For the years ended December 31, 2013, 2014 and 2015, we derived 32.4%, 55.7% and 74.7% of our revenues from sales through indirect sales channels, such as distributors, value-added resellers, system integrators, original equipment manufacturers and managed service providers.  We must expand our sales through these indirect channels in order to increase our revenues.  We cannot assure you that our products will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues.  Further, many of our competitors are also trying to sell their products through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our products.

The payment of dividends on our preferred stock may strain our cash resources.

On March 25, 2004, we completed a $5,000,000 private placement pursuant to which we issued 1,000,000 shares of our 5% Convertible Preferred Stock (the “Series 1 Preferred Stock”) and warrants to acquire 556,619 shares of our common stock.  The conversion price for the Series 1 Preferred Stock is $3.144 per share.  As of February 29, 2016, there were 200,000 shares of the Series 1 Preferred Stock outstanding, representing approximately 318,065 shares of common stock upon conversion.

On March 28, 2005, we completed a $2,663,000 private placement pursuant to which we issued 1,065,200 shares of our Series 2 5% Convertible Preferred Stock (the “Series 2 Preferred Stock”) and warrants to acquire 532,600 shares of our common stock.  The conversion price for the Series 2 Preferred Stock is $2.50 per share.  As of February 29, 2016, there were 460,000 shares of the Series 2 Preferred Stock outstanding, representing 460,000 shares of common stock upon conversion.

On December 2, 2005, we completed a $1,230,843 private placement pursuant to which we issued 564,607 shares of our Series 3 5% preferred stock  (the “Series 3 Preferred Stock”) and warrants to acquire 282,306 shares of our common stock.  The conversion price for the Series 3 Preferred Stock is $2.18 per share.   As of February 29, 2016, there were 289,377 shares of Series 3 Preferred Stock outstanding, representing 289,377 shares of common stock upon conversion.

If we are unable to pay scheduled dividends on shares of our preferred stock it could potentially result in additional consequences, some of them material.

Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.  We currently have dividend payments that are past due because we do not currently have a capital surplus or fiscal year net profits.  We cannot assure you that our net assets will exceed our stated capital or that we will have sufficient net profits in order to pay these dividends in the future.  These dividends continue to accrue on all our outstanding shares of preferred stock, regardless of whether we are legally able to pay them.  If we continue to be unable to pay dividends on our preferred stock, we will be required to accrue an additional late fee penalty of 18% per annum on the unpaid dividends for the Series 2 Preferred Stock and Series 3 Preferred Stock.  Our CEO, CFO and one outside board member who are invested in Series 2 and Series 3 Preferred Stock have waived any possible late fee penalties.  In addition to this late penalty, the holders of our Series 2 Preferred Stock and Series 3 Preferred Stock could elect to present us with written notice of our failure to pay dividends as scheduled, in which case we would have 45 days to cure such a breach.  In the event that we failed to cure the breach, the holders of these shares of preferred stock would then have the right to require us to redeem their shares of preferred stock for a cash amount calculated in accordance with their respective certificates of designation.  If we were required to redeem all shares of Series 2 Preferred Stock and Series 3 Preferred Stock as of February 29, 2016 the aggregate redemption price we would owe would be $2.0 million.

You will experience substantial dilution upon the conversion or redemption of the shares of preferred stock or in the event we raise additional funds through the issuance of new shares of our common stock or securities convertible or exercisable into shares of common stock.

On February 29, 2016, we had 12,747,836 shares of common stock outstanding.  Upon conversion of all outstanding shares of preferred stock, we will have 13,815,279 shares of common stock outstanding, approximately an 8.4% increase in the number of shares of our common stock outstanding.

In addition, management may issue additional shares of common stock or securities exercisable or convertible into shares of common stock in order to finance our continuing operations.  Any future issuances of such securities would have additional dilutive effects on the existing holders of our Common Stock.

Further, the occurrence of certain events could entitle holders of our Series 2 Preferred Stock and Series 3 Preferred Stock to require us to redeem their shares for a certain number of shares of our common stock.  Assuming (i) we have paid all liquidated damages and other amounts to the holders, (ii) paid all outstanding dividends, (iii) a volume weighted average price of $0.75, which was the ten-day volume weighted average closing price of our common stock on February 26, 2016, and (iv) our 12,747,836 shares of common stock outstanding on February 29, 2016, upon exercise of their redemption right by the holders of the Series 3 Preferred Stock and the Series 2 Preferred Stock, we would be obligated to issue approximately 4,291,000 shares of our common stock.  This would represent an increase of approximately 33.6% in the number of shares of our common stock as of February 29, 2016.

The conversion of preferred stock we issued in the private placements may cause the price of our common stock to decline.

The holders of the shares of our 5% Preferred Stock may freely convert their shares of preferred stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of February 29, 2016, 800,000 shares of our 5% Preferred Stock had converted into 1,272,263 shares of common stock.

The holders of the shares of Series 2 5% Preferred Stock may freely convert their shares of preferred stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of February 29, 2016, 605,200 shares of Series 2 Preferred Stock had converted into 605,200 shares of common stock.

The holders of the shares of Series 3 5% Preferred Stock may freely convert their shares of Series 3 Preferred Stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission.  As of February 29, 2016, 275,230 shares of Series 3 Preferred Stock had converted into 275,230 shares of common stock.

For the four weeks ended on February 26, 2016, the average daily trading volume of our common stock on the OTCQB was 590 shares.  Consequently, if holders of preferred stock elect to convert their remaining shares and sell a material amount of their underlying shares of common stock on the open market, the increase in selling activity could cause a decline in the market price of our common stock.  Furthermore, these sales, or the potential for these sales, could encourage short sales, causing additional downward pressure on the market price of our common stock.

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

On February 29, 2016, we had 12,747,836 shares of common stock outstanding.  Upon the exercising of current options issued at or below the exercise price of $1.10, we will have approximately 14,907,000 shares of common stock outstanding, a 16.9% increase in the number of shares of our common stock outstanding.

We resemble a developmental stage company and our business strategy may not be successful.

From our founding in 1983 until 2000, we derived substantially all of our revenue from the design, manufacture and sale of local area networking equipment.  In order to permit us to focus our resources solely on developing and marketing our network security products, we sold our local area networking assets and related networking divisions.  We now depend exclusively on revenues generated from the sale of our network security products, which have received limited market acceptance.  We have recently introduced our entity identification, data mining and advanced persistent threat detection products, the market for these products has only begun to emerge.  We can provide no assurances that our newly introduced products will ever achieve widespread market acceptance or that an adequate market for these products will ever emerge.  Consequently, we resemble a developmental stage company and will face the following inherent risks and uncertainties:

•                                          the need for our entity identification, data mining and advanced persistent threat detection products to achieve market acceptance and produce a sustainable revenue stream;

•                                          our ability to manage costs and expenses;

•                                          our dependence on key personnel;

•                                          our ability to obtain financing on acceptable terms; and

•                                          our ability to offer greater value than our competitors.

Our business strategy may not successfully address these risks.  If we fail to recognize significant revenues from the sales of our entity identification, data mining and advanced persistent threat detection products, our business, financial condition and operating results would be materially adversely affected.

Our management and larger stockholders exercise significant control over our Company and have the ability to approve or take actions that may be in conflict to your interests.

As of February 29, 2016, our executive officers, directors and preferred stockholders beneficially own approximately 29% of our voting power.  In addition, other related parties control approximately 30% of our voting power.  As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us.  These stockholders may use their influence to approve or take actions that may be adverse to the interests of other holders of our Common Stock.  Further, we contemplate the possible issuance of shares of our Common Stock or of securities exercisable or convertible into shares of our Common Stock in the future to our Chief Executive Officer and Chief Financial Officer.  Any such issuance will increase the percentage of stock our Chief Executive Officer, Chief Financial Officer and our management group beneficially hold.

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

The market price of our common stock has been highly volatile in the past and may continue to be volatile in the future.  For example, in fiscal year 2015, the market price of our common stock on the OTCQB Marketplace (“OTCQB”) fluctuated between $0.75 and $2.87 per share.  The market price of our common stock may fluctuate significantly in the future in response to a number of factors, many of which are outside our control, including:

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

Approximately thirty percent of our security software research and development and engineering staff are located in two separate small facilities in San Diego, California.  The leases for these facilities are currently set to expire in March 2017.

We believe that the existing facilities at December 31, 2015, will be adequate to meet our operational requirements through 2016.  We believe that all such facilities are adequately covered by appropriate property insurance.  See Note 4 to our Consolidated Financial Statements for additional information regarding our obligations under leases.

Item 3.                            Legal Proceedings.

We are subject to legal proceedings and claims that arise in the ordinary course of business.  We do not believe that any claims exist where the outcome of such matters would have a material adverse effect on our consolidated financial position, operating results or cash flows.  However, there can be no assurance such legal proceedings will not have a material impact on future results.

PART II

Item 5.                            Market for Common Equity and Related Stockholder Matters and Business Issuer Purchases of Equity Securities.

Our common stock trades on the OTCQB, where it is currently listed under the symbol “INTZ.”  As of February 29, 2016, there were approximately 180 registered holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low bid prices per share of our common stock, as reported by the OTCQB.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2015 (high/low bid prices per share)		2014 (high/low bid prices per share)
	High	Low	High	Low

First Quarter	$2.86	$1.63	$2.35	$1.54
Second Quarter	2.04	1.61	2.50	1.70
Third Quarter	1.87	1.31	3.00	1.58
Fourth Quarter	1.58	0.90	2.99	2.65

We have not declared or paid cash dividends on our common stock in our two most recent fiscal years. We intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Future dividends on common stock, if any, will be determined by our Board of Directors. However, shares of our 5% convertible preferred stock accrue cash dividends equal to $0.25 per share per annum, payable in arrears on March 31 and September 30 of each year, and shares of our Series 2 5% and Series 3 5% convertible preferred stock accrue cash dividends equal to $0.125 and $0.109 per share per annum, respectively, payable in arrears on the first business day of March, June, September and December of each year. During the fiscal year ended December 31, 2015, we accrued $51,000 in dividends to the holders of our 5% Preferred Stock, $57,000 in dividends to the holders of our Series 2 5% Preferred Stock and $33,000 in dividends to the holders of our Series 3 5% Preferred Stock. Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.

All stock option plans under which our common stock is reserved for issuance have previously been approved by our stockholders. The following table provides summary information as of December 31, 2015 for all of our equity compensation plans (in thousands, except per share data). See Note 9 to our consolidated financial statements for additional discussion.

	Number of shares of common stock to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options.	No. of shares of common stock remaining available for future issuance under equity compensation plans.

Equity compensation plans approved by security holders	2,598.3	(1)	$0.63	597.0
Equity compensation plans not approved by security holders	—		—	—
Total	2,598.3		$0.63	597.0

(1)         Included in the outstanding options are 2,595,334 from the 2005 Stock Incentive Plan and 3,000 from the 2015 Stock Option Plan.

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

Overview

We develop, market and support a family of entity identification products, data mining and advanced persistent threat detection products.  Our product families include:

•                                          TraceCop for identity identification;

•                                          Savant for data mining/advanced persistent threat detection.

Intrusion’s products help protect critical information assets by quickly detecting, protecting, analyzing and reporting attacks or misuse of classified and private data for government and enterprise networks.

Our revenues have been fairly consistent over the past few years due primarily to our focus on our TraceCop and Savant product lines.  To date, we have not encountered significant competition in the TraceCop and Savant markets that has caused us to decrease our sales prices when compared to sales prices in previous years.  To help keep our operation expenses under control, we held our employee headcount at a reasonable level in 2015 compared to 2014.  At December 31, 2014, we employed 36 full time persons and at December 31, 2015, we employed 36 full time persons.  Our margins were fairly consistent at 64.7% in 2014, and 62.9% in 2015.

In order for us to operate and grow our business, we must generate and sustain sufficient operating profits and cash flow in future periods.  This will require us to generate additional revenues from sales of our entity identification software, data mining and advanced persistent threat products.  In order to obtain these sales, our products must gain acceptance in a competitive industry.  We believe our ability to market and sell our TraceCop and Savant products into the marketplace in a timely manner and our efforts to effectively control spending levels will help us achieve these results.

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

Results of Operations

The following tables set forth, for the periods indicated, certain financial data as a percentage of net revenue.

	Year Ended December 31,
	2015	2014

Net product revenue	99.6%	99.0%
Net customer support and maintenance revenue	0.4	1.0
Total revenue	100.0	100.0
Cost of product revenue	36.9	34.9
Cost of customer support and maintenance revenue	0.2	0.2
Total cost of revenue	37.1	35.1
Gross profit	62.9	64.9
Operating expenses:
Sales and marketing	27.7	24.0
Research and development	33.9	26.9
General and administrative	18.0	17.1
Operating loss	(16.7)	(3.1)
Interest expense, net	(1.6)	(1.5)
Other income, net	—	0.8
Loss from operations before income taxes	(18.3)	(3.8)
Income tax provision	—	—
Net loss	(18.3)	(3.8)
Preferred stock dividends accrued	(2.0)	(1.9)
Net loss attributable to common stockholders	(20.3)%	(5.7)%

2015 compared with 2014

Net Revenue

Total revenue decreased 5.5% to $6.8 million in 2015 from $7.2 million in 2014.  The decrease in revenue was related to slower than anticipated sales growth from our Savant and TraceCop product lines.  Our customer support and maintenance revenue decreased 58.0% from $0.07 million in 2014 to $0.03 million in 2015.  This decline is mainly due to the expiration of maintenance contracts related to our Compliance Commander product line.  Our product revenues decreased 5.0% from $7.2 million in 2014 to $6.8 million in 2015.   We expect our product revenues to increase in the future as the market acceptance of our TraceCop and Savant product lines increase.

There were no export sales in 2015 and 2014 primarily due to our focus on domestic revenue sales.  Sales of our products internationally may be subject to currency exchange risk, which may cause our products to effectively increase in price, if the exchange rate moves significantly and the dollar gains value over the foreign currency.

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

Gross Profit

Gross profit decreased 8.4% to $4.3 million in 2015 from $4.7 million in 2014. As a percentage of net revenue, gross profit decreased from 64.9% in 2014 to 62.9% in 2015.  Gross profit on products decreased from 64.7% in 2014 to 63.0% in 2015.  Gross profit as a percentage of revenue, decreased in 2015 compared to 2014 because of lower TraceCop and Savant sales.  Gross profit on customer support and maintenance decreased from 84.1% in 2014 to 55.2% in 2015.

Gross profit as a percentage of net revenue is impacted by several factors, including shifts in product mix, changes in channels of distribution, sales volume, fluctuations in manufacturing costs, pricing strategies, and fluctuations in sales of integrated third-party products.

Sales and Marketing

Sales and marketing expenses increased to $1.9 million or 27.8% of net revenue in 2015, compared to $1.7 million or 23.6% of net revenue in 2014.  The increase in sales and marketing expense was due to a planned increase in sales personnel.  We expect sales and marketing expenses to increase as net revenue levels increase in 2016.

Research and Development

Research and development expenses increased to $2.3 million or 33.9% of net revenue in 2015 compared to $1.9 million or 26.4% of net revenue in 2014.  Our research and development costs are expensed in the period in which they are incurred. We expect research and development expenses to increase as net revenue levels increase in 2016.

General and Administrative

General and administrative expenses remained constant at $1.2 million, or 18.0% of net revenue in 2015 compared to $1.2 million or 16.7% of net revenue in 2014 as a result of continuing efforts to keep spending under control.  We expect general and administration expenses to increase as net revenue levels increase in 2016.

Interest Expense

Interest expense remained constant at $107 thousand in 2015 and 2014.  Interest expense will vary in the future based on our cash flow and borrowing needs.

Income Taxes

Our effective income tax rate was 0% in 2015 and 2014 as valuation allowances have been recorded for the entire amount of the net deferred tax assets due to uncertainty of realization.

Liquidity and Capital Resources

Our principal source of liquidity at December 31, 2015 was $0.1 million of cash and cash equivalents. As of December 31, 2015, we do not hold investments with a stated maturity beyond one year. Working capital at December 31, 2015 was a deficiency of  $0.8 million, while at December 31, 2014, it was $0.4 million.

Net cash used in operations in 2015 was $638 thousand, due to a net loss of $1.2 million and the following uses of cash: $56 thousand decrease in deferred revenue, a $33 thousand increase in inventory, and a $22 thousand decrease in accounts payable and accrued expenses. This was partially offset by the following sources of cash and non-cash items: a $157 thousand increase in accounts receivable, $48 thousand increase in prepaid expenses and other assets, $206 thousand in stock-based compensation, $211 thousand in amortization expense of capital leases, $86 thousand in depreciation expense, and $6 thousand in penalties and waived penalties on dividends. Net cash provided by operations for the year ended December 31, 2014, was $571 thousand due to the following sources of cash and non-cash items: $303 thousand increase in deferred revenue, $79 thousand decrease in accounts receivable, $7 thousand decrease in inventories, $174 thousand in amortization expense of capital leases, $375 thousand in stock-based compensation, $62 thousand in depreciation expense, and $6 thousand in penalties and waived penalties on dividends.  This was partially offset by the net loss of $274 thousand and the following uses of cash: $25 thousand increase in prepaid expenses and other assets, and $136 thousand decrease in accounts payable and accrued expenses. Future fluctuations in accounts receivable, inventory balances and accounts payable will be dependent upon several factors, including quarterly sales, timely collection of accounts receivable, and the accuracy of our forecasts of product demand and component requirements.

Net cash used in investing activities in 2015 was $121 thousand for purchases of property and equipment. Net cash used in investing activities in 2014 was $55 thousand for purchases of property and equipment.

Cash used in financing activities in 2015 was $145 thousand primarily due to $211 thousand payment on principal on capital leases. This was offset by a provision of cash of $66 thousand on the exercise of stock options. Net cash used in financing activities in 2014 was $649 thousand due to $558 thousand payment of preferred stock dividends, $453 thousand payment to line of credit, and $168 thousand payment on principal on capital leases. This was offset by the following provisions of cash: $453 thousand from the line of credit and $77 thousand on the exercise of stock options.

At December 31, 2015, we had a commitment of $355 thousand for future capital lease expenditures. Operating lease commitments of $0.6 million are detailed in the Contractual Obligations section below. During 2015, we funded our operations through the use of available cash, cash equivalents and investments, our line of credit and loans from our Company’s CEO.

As of December 31, 2015, we had cash, cash equivalents and investments in the amount of approximately $102 thousand, decreasing from $1.0 million as of December 31, 2014.

On February 5, 2015, the Company entered into an unsecured revolving promissory note to borrow up to $2,200,000 from G. Ward Paxton, the Company’s Chief Executive Officer.  Under the terms of the note, the Company may borrow, repay and reborrow on the loan as needed up to an outstanding principal balance due of $2,200,000 at any given time through March 2016.

On February 4, 2016, the Company renewed the CEO note described above on the same terms, with the Company being able to borrow, repay and reborrow on the note as needed up to an outstanding principal balance due of $2,200,000 at any given time through March 2018.

Amounts borrowed from this officer accrue interest at a floating rate per annum equal to SVB’s prime rate plus 1% (5% at December 31, 2015).  All outstanding borrowings and accrued but unpaid interest is due on March 31, 2018.  As of December 31, 2015, the borrowings outstanding totaled $1,530,000 and accrued interest totaled $76,500.

On March 29, 2006, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) to establish a $1.0 million line of credit (the “2006 Credit Line”).  On June 30, 2008, we entered into an Amended and Restated Loan and Security Agreement with SVB to, among other things, replace the 2006 Credit Line with a $2.5 million line of credit (the “2008 Credit Line”).  On June 23, 2015, we entered into the Seventh Amendment to the Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”) with SVB to replace our expiring line with a $0.625 million line of credit (the “Current Line of Credit”).  Our obligations under the Loan Agreement are secured by substantially all of our assets, including all of our intellectual property.  In addition, G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer, has established a Guaranty Agreement with SVB securing all outstanding balances under the Current Line of Credit.  Borrowings under the Current Line of Credit are based on advances (each an “Advance”) against certain of our accounts receivable that are approved by SVB (each an “Eligible Account”).  SVB may make an Advance of up to eighty percent (80%) of each Eligible Account, or such other percentage SVB may determine in its sole discretion.  As of December 31, 2015, the borrowing base was $380,000.  Each Advance is subject to a finance charge calculated as a daily rate that is based on a 360-day annual rate of the greater of the prime rate plus 2.0% or 7.0%.  Finance charges are payable at the same time its related Advance is due.  Each Advance is also subject to a monthly collateral handling fee of 0.5% of all outstanding Advances, depending on certain qualifying financial factors specified in the Loan Agreement.  The collateral handling fee is payable at the same time its related Advance is due.  Each Advance must be repaid at the earliest of (a) the date that the Eligible Account related to the Advance is paid, (b) the date the Eligible Account is no longer eligible under the Loan Agreement, or (c) the date on which any “Adjustment” (as defined in the Loan Agreement) is asserted to the Eligible Account.  We have certain non-financial and financial covenants, including a liquidity coverage ratio and a rolling EBITDA computation, as defined in the Loan Agreement.  On June 21, 2016, the Loan Agreement terminates and all outstanding Advances, accrued but unpaid finance charges, outstanding collateral handing fees, and other amounts become due under the Loan Agreement and related documents.  As of December 31, 2015 and 2014, we had no borrowings outstanding under the Current Line of Credit and are within limits of all debt covenants.

As of December 31, 2015, we had cash and cash equivalents of approximately $102,000, down from approximately $1,006,000 as of December 31, 2014.  We generated a net loss of $1,249,000 for the year ended December 31, 2015 compared to net loss of $274,000 for the year ended December 31, 2014.  As of December 31, 2015, in addition to cash and cash equivalents of $102,000, we had $380,000 in funding available under our $0.625 million line of credit at Silicon Valley Bank (“SVB”) and $670,000 funding available from a promissory note to borrow up to $2.2 million from G. Ward Paxton, the Company’s Chief Executive Officer.   We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources.   Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through anticipated Company profits, our line of credit, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

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

Contractual Obligations

The following table sets forth certain information concerning the future contractual obligations under our leases at December 31, 2015.  We had no other significant contractual obligations at December 31, 2015.

Future minimum lease obligations consisted of the following at December 31, 2015 (in thousands):

	Operating	Capital Lease
Year ending December 31,	Leases	Obligations	Total
2016	409	211	620
2017	133	122	255
2018 and thereafter	—	22	22
	$542	$355	$897

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s evaluation included an assessment of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company’s overall control environment.  Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of the year ended December 31, 2015 to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  The Company reviewed the results of management’s assessment with the Audit Committee of the Board of Directors.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2015, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 14.                          Principal Accounting Fees and Services.

The information called for by this item is incorporated herein by reference to the Proxy Statement.

Item 15.                          Exhibits and Financial Statement Schedules.

(a)           1.   Consolidated Financial Statements.

The following consolidated financial statements of Intrusion Inc. and subsidiaries, are submitted as a separate section of this report (See F-pages):

(b)                                 Exhibits

The following Exhibits are filed herewith pursuant to Item 601 of Regulation S-K or incorporated herein by reference to previous filings as noted:

Exhibit Number	Description of Exhibit
3.1(5)	Restated Certificate of Incorporation of the Registrant
3.2(7)	Certificate of Amendment to Certificate of Incorporation of Registrant
3.3(8)	Certificate of Designations for the Registrant’s 5% Convertible Preferred Stock
3.4(10)	Certificate of Designations of the Registrant’s Series 2 5% Convertible Preferred Stock
3.5(11)	Certificate of Designations for the Registrant’s Series 3 5% Convertible Preferred Stock
3.6(4)	Bylaws of the Registrant
4.1(9)	Specimen Common Stock Certificate
4.2(8)	Specimen 5% Convertible Preferred Stock Certificate
4.3(10)	Specimen Series 2 5% Convertible Preferred Stock Certificate
4.4(11)	Specimen Series 3 5% Convertible Preferred Stock Certificate
4.5(8)	Form of Warrant to Purchase Shares of Common Stock issued to the investors in the Registrant’s March 25, 2004 private placement
4.6(8)	Warrant to Purchase Common Stock dated March 25, 2004, issued by the Registrant to Black Point Partners
4.9(10)	Form of Common Stock Purchaser Warrant issued to the investors in the Registrant’s March 28, 2005 private placement
4.10(10)	Form of Representative’s Warrant for the Purchase of Shares of Common Stock issued to certain affiliates of Stonegate Securities, Inc. on March 28, 2005
4.15(11)	Form of Common Stock Purchaser Warrant issued to the investors in the Registrant’s December 2, 2005 private placement
4.16(11)	Form of Representative’s Warrant for the Purchase of Shares of Common Stock issued to certain affiliates of Stonegate Securities, Inc. on December 2, 2005
10.2(24)	1995 Stock Option Plan of the Registrant, as amended
10.3(1)	Form of Indemnification Agreement
10.4(2)	1995 Non-Employee Directors Stock Option Plan of the Registrant (amended and restated as of January 10, 2002)
10.5(9)	Lease Agreement between CalWest Industrial Holdings Texas, L.P. and Intrusion Inc.
10.6(8)	Securities Purchase Agreement dated as of March 25, 2004, by and among the Registrant and the purchasers listed on Exhibit A thereto
10.7(4)	Amended and Restated 401(k) Savings Plan of the Registrant
10.8(4)	1997 Employee Stock Purchase Plan of the Registrant, as amended January 17, 2001
10.9(6)	Intrusion Inc. 401(k) Savings Plan Summary of Material Modifications
10.10(12)	2005 Stock Incentive Plan of the Registrant (amended and restated as of May 30, 2007)
10.10(23)	Amended 2005 Stock Incentive Plan of the Registrant
10.11(12)	Form of Notice of Grant of Stock Option
10.12(12)	Form of Stock Option Agreement
10.13(12)	Form of Stock Issuance Agreement
10.14(12)	Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Initial Grant)
10.15(12)	Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Annual Grant)
10.16(12)	Form of Automatic Stock Option Agreement
10.17(10)	Securities Purchase Agreement dated as of March 28, 2005, by and among the Registrant and the investors listed on Exhibit A thereto
10.18(11)	Securities Purchase Agreement dated as of December 2, 2005, by and among the Registrant and the investors listed on Exhibit A thereto
10.19(14)	Loan and Security Agreement dated as of March 29, 2006, by and between the Registrant and Silicon Valley Bank (extended on March 28, 2008)
10.20(14)	Intellectual Property Security Agreement dated as of March 29, 2006, by and between the Registrant and Silicon Valley Bank
10.21(15)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and G. Ward Paxton, dated December 28, 2006.
10.21(15)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and Michael L. Paxton, dated December 28, 2006.
10.21(16)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and G. Ward Paxton, dated March 15, 2007.

10.21(16)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and Michael L.
Paxton, dated March 15, 2007.
10.21(17)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and G. Ward Paxton, dated June 27, 2007.
10.21(17)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and Michael L. Paxton, dated June 27, 2007.
10.21(18)	Subscription and Investment Representation Agreement by and between Intrusion Inc. and G. Ward Paxton, dated September 26, 2007.
10.21(19)	Promissory Note dated as of January 30, 2008, by and between the Registrant and G. Ward Paxton
10.22(20)	Amended and Restated Loan and Security Agreement dated as of June 30, 2008, by and between the Registrant and Silicon Valley Bank
10.23(21)	Intellectual Property Security Agreement dated as of June 30, 2008, by and between the Registrant and Silicon Valley Bank
10.24(22)	Second Amendment to Lease, executed on September 21, 2012, by and between Intrusion Inc. and CWTX Corporate Place 87, LP
10.25(27)	Promissory Note dated as of February 4, 2016, by and between the Registrant and G. Ward Paxton
16.1(25)	Letter of KBA Group LLP dated June 5, 2009
21(5)	List of Subsidiaries of Registrant
23.1(27)	Consent of Whitley Penn LLP, Independent Registered Public Accounting Firm
31.1(27)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act
31.2(27)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act
32.1(27)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(27)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(27)	XBRL Instance Document.
101.SCH(27)	XBRL Taxonomy Extension Schema Document.
101.CAL(27)	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF(27)	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB(27)	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE(27)	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Dated: March 29, 2016	INTRUSION INC.
(Registrant)

	By:	/s/ G. WARD PAXTON
G. Ward Paxton
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ G. WARD PAXTON	Chairman, President,	March 29, 2016
G. Ward Paxton	Chief Executive Officer, and Director
(Principal Executive Officer)

/s/ T. JOE HEAD	Vice Chairman, Vice President	March 29, 2016
T. Joe Head	and Director

/s/ MICHAEL L. PAXTON	Vice President, Chief Financial
Michael L. Paxton	Officer, Treasurer and Secretary	March 29, 2016
(Principal Financial and Accounting Officer)

/s/ JAMES F. GERO	Director	March 29, 2016
James F. Gero

/s/ DALE BOOTH	Director	March 29, 2016
Dale Booth

/s/ DONALD M. JOHNSTON	Director	March 29, 2016
Donald M. Johnston

ANNUAL REPORT ON FORM 10-K

ITEM 8

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 and 2014

INTRUSION INC.

RICHARDSON, TEXAS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Intrusion Inc.

We have audited the accompanying consolidated balance sheets of Intrusion Inc. and subsidiaries (the “Company”), as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intrusion Inc. and subsidiaries, as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas

March 29, 2016

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31,
	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$102	$1,006
Accounts receivable	580	737
Inventories, net	45	12
Prepaid expenses	69	105
Total current assets	796	1,860
Property and Equipment:
Equipment	1,602	1,207
Furniture and fixtures	43	43
Leasehold improvements	42	42
	1,687	1,292
Accumulated depreciation and amortization	(1,201)	(901)
	486	391
Other assets	43	61
TOTAL ASSETS	$1,325	$2,312

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable, trade	$220	$193
Accrued expenses	620	669
Dividends payable	160	20
Obligations under capital lease, current portion	197	145
Deferred revenue	386	442
Total current liabilities	1,583	1,469

Loan payable to officer	1,530	1,530
Obligations under capital lease, noncurrent portion	139	130

Commitments and contingencies

Stockholders’ Deficit:
Preferred stock, $0.01 par value:
Authorized shares — 5,000
Series 1 shares issued and outstanding — 200 in 2015 and 2014 Liquidation preference of $1,063 in 2015 and $1,013 in 2014	707	707
Series 2 shares issued and outstanding — 460 in 2015 and 2014 Liquidation preference of $1,212 in 2015 and $1,155 in 2014	724	724
Series 3 shares issued and outstanding — 289 in 2015 and 2014 Liquidation preference of $665 in 2015 and $634 in 2014	412	412
Common stock, $0.01 par value:
Authorized shares — 80,000
Issued shares — 12,622 in 2015 and 12,471 in 2014
Outstanding shares — 12,612 in 2015 and 12,461 in 2014	126	125
Common stock held in treasury, at cost—10 shares	(362)	(362)
Additional paid-in-capital	56,520	56,382
Accumulated deficit	(59,947)	(58,698)
Accumulated other comprehensive loss	(107)	(107)
Total stockholders’ deficit	(1,927)	(817)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,325	$2,312

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014

Net product revenue	$6,795	$7,150
Net customer support and maintenance revenue	29	69
Total revenue	6,824	7,219
Cost of product revenue	2,517	2,521
Cost of customer support and maintenance revenue	13	11
Total cost of revenue	2,530	2,532
Gross profit	4,294	4,687
Operating expenses:
Sales and marketing	1,894	1,735
Research and development	2,315	1,941
General and administrative	1,227	1,232
Operating loss	(1,142)	(221)
Interest expense, net	(107)	(107)
Other income	—	54
Loss from operations before income taxes	(1,249)	(274)
Income tax provision	—	—
Net loss	(1,249)	(274)
Preferred stock dividends accrued	(139)	(141)
Net loss attributable to common stockholders	$(1,388)	$(415)

Net loss per share attributable to common stockholders, basic	$(0.11)	$(0.03)
Net loss per share attributable to common stockholders, diluted	$(0.11)	$(0.03)

Weighted average common shares outstanding:
Basic	12,598	12,393
Diluted	12,598	12,393

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands)

	Year Ended December 31,
	2015	2014
NUMBER OF PREFERRED SHARES—ISSUED AND OUTSTANDING
Balance, beginning of year	949	1,034
Conversion of preferred stock to common	—	(85)
Balance, end of year	949	949
PREFERRED STOCK
Balance, beginning of year and end of year	$1,843	$2,006
Conversion of preferred stock to common	—	(163)
Balance, end of year	1,843	1,843
NUMBER OF COMMON SHARES—ISSUED
Balance, beginning of year	12,471	12,182
Exercise of stock options	151	193
Conversion of preferred stock to common	—	96
Balance, end of year	12,622	12,471
COMMON STOCK
Balance, beginning of year	$125	$122
Exercise of stock options	1	2
Conversion of preferred stock to common	—	1
Balance, end of year	$126	$125
TREASURY SHARES
Balance, beginning of year and end of year	$(362)	$(362)
ADDITIONAL PAID-IN-CAPITAL
Balance, beginning of year	$56,382	$55,905
Stock-based compensation	206	375
Exercise of stock options	66	75
Conversion of preferred stock to common	—	162
Preferred stock dividends declared, net of waived penalties by shareholders	(134)	(135)
Balance, end of year	$56,520	$56,382
ACCUMULATED DEFICIT
Balance, beginning of year	$(58,698)	$(58,424)
Net loss	(1,249)	(274)
Balance, end of year	$(59,947)	$(58,698)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year and end of year	$(107)	$(107)
TOTAL STOCKHOLDERS’ DEFICIT	$(1,927)	$(817)

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014
Operating Activities:
Net loss	$(1,249)	$(274)
Adjustments to reconcile net loss to net cash provided by (used) operating activities:
Depreciation and amortization	305	236
Stock-based compensation	206	375
Penalties and waived penalties on dividends	6	6
Changes in operating assets and liabilities:
Accounts receivable	157	79
Inventories	(33)	7
Prepaid expenses and other assets	48	(25)
Accounts payable and accrued expenses	(22)	(136)
Deferred revenue	(56)	303
Net cash provided by (used in) operating activities	(638)	571
Investing Activities:
Purchases of property and equipment	(121)	(55)
Financing Activities:
Proceeds from line of credit	—	453
Payments on line of credit	—	(453)
Payments of dividends	—	(558)
Principal payments on capital lease equipment	(211)	(168)
Proceeds from stock options exercised	66	77
Net cash used in financing activities	(145)	(649)
Net decrease in cash and cash equivalents	(904)	(133)
Cash and cash equivalents at beginning of year	1,006	1,139
Cash and cash equivalents at end of year	$102	$1,006

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid on leased assets	$24	$23
Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:
Preferred stock dividends accrued	$160	$141
Purchase of equipment through capital lease	$273	$270
Conversion of preferred shares to common stock	$—	$163

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

As of December 31, 2015, we had cash and cash equivalents of approximately $102,000, down from approximately $1,006,000 as of December 31, 2014.  We generated a net loss of $1,249,000 for the year ended December 31, 2015 compared to net loss of $274,000 for the year ended December 31, 2014.  As of December 31, 2015, in addition to cash and cash equivalents of $102,000, we had $380,000 in funding available under our $625,000 line of credit at Silicon Valley Bank (“SVB”) and $670,000 funding available from a promissory note to borrow up to $2.2 million from G. Ward Paxton, the Company’s Chief Executive Officer.   We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources.   Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.  We expect to fund our operations through anticipated Company profits, our line of credit, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly.  Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount we expect to collect.  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  Management considers the following factors when determining the collectability of specific customer accounts:  customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms.  If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  Based on management’s assessment, we provide for estimated uncollectible amounts through a charge to earnings and an increase to a valuation allowance.  Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance.  There was no allowance at December 31, 2015 and 2014.

Inventories

Inventories are stated at the lower of cost or market. We value our inventories using average cost, which approximates actual cost on a first-in, first-out basis. Our management estimates the allowance required to state inventory at the lower of cost or market. There is a risk that we will forecast demand for our products and market conditions incorrectly and maintain excess inventories. Therefore, there can be no assurance that we will not maintain excess inventory and incur inventory lower of cost or market charges in the future.  All inventory on hand at December 31, 2015 and 2014 is finished goods inventory.

Property and Equipment

Equipment and furniture and fixtures are stated at cost less accumulated depreciation and depreciated on a straight-line basis over the estimated useful lives of the assets.  Such lives vary from 1 to 5 years.  Leasehold improvements are stated at cost less accumulated amortization and are amortized on a straight-line basis over the shorter of estimated useful lives of the assets or the remaining terms of the leases.   Such lives vary from 2 to 5 years.  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.  Repair and maintenance costs are expensed as incurred. Depreciation and amortization expense totaled approximately $305,000 and $236,000 for the years ended December 31, 2015 and 2014, respectively.

Long-Lived Assets

We review long-lived assets, including property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows to be generated by the asset.  If the carrying value exceeds the future undiscounted cash flows, the assets are written down to fair value.  During the years ended December 31, 2015 and 2014, there was no impairment of long-lived assets.

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

Stock-based compensation expense recognized in the statements of operations for the years ended 2015 and 2014 is based on awards ultimately expected to vest, reduced by estimated forfeitures.  FASB ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Valuation Assumptions

The fair values of option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for fiscal years ended December 31, 2015 and 2014, respectively:

	2015	2014

Weighted average grant date fair value	$1.94	$1.80
Weighted average assumptions used:
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.51%	1.46%
Expected volatility	229.24%	227.57%
Expected life (in years)	5.00	4.91

Expected volatility is based on historical volatility and in part on implied volatility.  The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior.  The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

Net Loss Per Share

We report two separate net loss per share numbers, basic and diluted.  Basic net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders for the year by the weighted average number of common shares outstanding for the year.  Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders for the year by the weighted average number of common shares and dilutive common stock equivalents outstanding for the year.  Our common stock equivalents include all common stock issuable upon conversion of convertible preferred stock and the exercise of outstanding options.  Common stock equivalents are included in the diluted loss per share for the years ended December 31, 2015 and 2014 except in cases where the issuance would be anti-dilutive.  The aggregate number of common stock equivalents excluded from the diluted loss per share calculation at December 31, 2015 and 2014 totaled 3,765,959 and 3,132,330, respectively.

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

We recognize software revenue from the licensing of our software products in accordance with FASB ASC Topic 605 whereby revenue from the licensing of our products is not recognized until all four of the following have been met: i) execution of a written agreement; ii) delivery of the product has occurred; iii) the fee is fixed and determinable; and iv) collectability is probable. Bundled hardware and software product revenue is recognized at time of delivery, as our licenses are not sold on a subscription basis.  Product sales which include maintenance and customer support allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy using the relative selling price method.  All of our product offering and service offering market values are readily determined based on current and prior stand-alone sales.  We defer and recognize maintenance and support revenue over the term of the contract period, which is generally one year.  Deferred revenue represents deposits on licensing for software products.

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

We file income tax returns in the United States federal jurisdiction.  At December 31, 2015, tax returns related to fiscal years ended December 31, 2010 through December 31, 2014 remain open to possible examination by the tax authorities.  No tax returns are currently under examination by any tax authorities.  We did not incur any penalties or interest during the years ended December 31, 2015 and 2014.

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

The standard is effective for us beginning 2018, and requires using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2018.

In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, all deferred tax assets and liabilities will be required to be classified as noncurrent.  The new standard will be effective for us beginning with the first quarter of 2017.  Early adoption is permitted. We are evaluating the impact that this new standard will have on our Consolidated Financial Statements.

On February 25, 2016, the FASB issued Accounting Standards Update (ASU) 2016-02 Leases (Topic 842), which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases.  The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted.  The Company is currently evaluating the effect this standard will have on its Consolidated Financial Statements.

3. Balance Sheet Detail (in thousands)

Inventories

	December 31,
	2015	2014
Finished products	$45	$12

Accrued Expenses

	December 31,
	2015	2014

Accrued payroll	$132	$114
Accrued vacation	281	282
Rent payable	51	84
Accrued interest, related party	76	76
Accrued bonus	—	—
Other	80	113
	$620	$669

4. Commitments and Contingencies

Leases

We lease office space for our corporate headquarters in Richardson, Texas under an operating lease, the base term of which expires in December 2017.  We lease office space in San Diego and San Marcos, California for a portion of our security software research and development staff under two separate operating leases.  The California leases normally renew for one to two year terms.

The Company’s lease for the headquarters facility contains escalation provisions.  The Company records rent expense on facility leases on a straight-line basis.  Rent expense totaled approximately $384,000 and $394,000 for the years ended December 31, 2015 and 2014, respectively.

Future minimum rental payments under these leases as of December 31, 2015 are as follows (in thousands):

Year ending December 31,	Minimum Lease Payments
2016	$409
2017	133
2018 and thereafter	—
$542

We have other capital lease obligations that consist primarily of obligations to purchase goods that are enforceable and legally binding.  Our obligations primarily relate to computer equipment.

Future minimum payments under these leases as of December 31, 2015 are as follows (in thousands):

Year ending December 31,	Capital Lease Obligations
2016	$211
2017	122
2018	22
2019 and thereafter	—
355
Less amounts representing interest	(19)
$336

Legal Proceedings

We are subject to legal proceedings and claims that arise in the ordinary course of business. We do not believe that the outcome of those matters will have a material adverse effect on our consolidated financial position, operating results or cash flows. However, there can be no assurance such legal proceedings will not have a material impact.

We are not aware of any material claims outstanding or pending against Intrusion Inc. at December 31, 2015.

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

Employees may contribute from 1% to 25% of their annual compensation to the Plan, limited to a maximum amount as set by the Internal Revenue Service.  Participants who are over the age of 50 may contribute an additional amount of their salary per year, as defined annually by the Internal Revenue Service.  We match employee contributions at the rate of $0.25 per each $1.00 of contribution on the first 4% of compensation.  Matching contributions to the Plan were approximately $31,000 and $29,000, respectively, for the years ended December 31, 2015 and 2014.

6. Line of Credit

On March 29, 2006, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) to establish a $1.0 million line of credit (the “2006 Credit Line”).  On June 30, 2008, we entered into an Amended and Restated Loan and Security Agreement with SVB to, among other things, replace the 2006 Credit Line with a $2.5 million line of credit (the “2008 Credit Line”).  On June 23, 2015, we entered into the Seventh Amendment to the Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”) with SVB to replace our expiring line with a $0.625 million line of credit (the “Current Line of Credit”).  Our obligations under the Loan Agreement are secured by substantially all of our assets, including all of our intellectual property.  In addition, G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer, has established a Guaranty Agreement with SVB securing all outstanding balances under the Current Line of Credit.  Borrowings under the Current Line of Credit are based on advances (each an “Advance”) against certain of our accounts receivable that are approved by SVB (each an “Eligible Account”).  SVB may make an Advance of up to eighty percent (80%) of each Eligible Account, or such other percentage SVB may determine in its sole discretion.  As of December 31, 2015, the borrowing base was $380,000.  Each Advance is subject to a finance charge calculated as a daily rate that is based on a 360-day annual rate of the greater of the prime rate plus 2.0% or 7.0%.  Finance charges are payable at the same time its related Advance is due.  Each Advance is also subject to a monthly collateral handling fee of 0.5% of all outstanding Advances, depending on certain qualifying financial factors specified in the Loan Agreement.  The collateral handling fee is payable at the same time its related Advance is due.  Each Advance must be repaid at the earliest of (a) the date that the Eligible Account related to the Advance is paid, (b) the date the Eligible Account is no longer eligible under the Loan Agreement, or (c) the date on which any “Adjustment” (as defined in the Loan Agreement) is asserted to the Eligible Account.  We have certain non-financial and financial covenants, including a liquidity coverage ratio and a rolling EBITDA computation, as defined in the Loan Agreement.  On June 21, 2016, the Loan Agreement terminates and all outstanding Advances, accrued but unpaid finance charges, outstanding collateral handing fees, and other amounts become due under the Loan Agreement and related documents.  As of December 31, 2015 and 2014 we had no borrowings outstanding under the Current Line of Credit and are within limits of all debt covenants.

7. Borrowings from Officer

On February 5, 2015, the Company entered into an unsecured revolving promissory note to borrow up to $2,200,000 from G. Ward Paxton, the Company’s Chief Executive Officer.  Under the terms of the note, the Company may borrow, repay and reborrow on the loan as needed up to an outstanding principal balance due of $2,200,000 at any given time through March 2016.

On February 4, 2016, the Company renewed the CEO note described above on the same terms, with the Company being able to borrow, repay and reborrow on the note as needed up to an outstanding principal balance due of $2,200,000 at any given time through March 2018.

Amounts borrowed from this officer accrue interest at a floating rate per annum equal to SVB’s prime rate plus 1% (5% at December 31, 2015).  All outstanding borrowings and accrued but unpaid interest is due on March 31, 2018.  As of December 31, 2015, the borrowings outstanding totaled $1,530,000 and accrued interest totaled $76,500.

8. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets (liabilities) as of December 31, 2015 and 2014 are as follows (in thousands):

	December 31
	2015	2014

Net operating loss carryforwards	$31,777	$32,103
Net operating loss carryforwards of foreign subsidiaries	374	374
Book over tax depreciation	(62)	(54)
Stock-based compensation expense	25	10
Other	128	125
Deferred tax assets	32,242	32,558
Valuation allowance for deferred tax assets	(32,242)	(32,558)
Deferred tax assets, net of allowance	$—	$—

Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Realization of the future benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the near to medium term.  Management has considered these factors in determining the valuation allowance for 2015 and 2014.

The differences between the provision for income taxes and income taxes computed using the federal statutory rate for the years ended December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014

Reconciliation of income tax benefit to statutory rate:
Income benefit at statutory rate	$(425)	$(93)
State income taxes (benefit), net of federal income tax benefit	(28)	49
RTP (ISO expense)	116	508
Permanent differences	65	13
Change in valuation allowance	(316)	(718)
Change in state tax rate	577	241
Other	11	—
	$—	$—

At December 31, 2015, we had federal net operating loss carryforwards of approximately $86.6 million for income tax purposes that begin to expire in 2022 and are subject to the ownership change limitations under Internal Revenue Code Section 382. We also have approximately $6 million of state net operating loss carryforwards that begin to expire in 2017.

9. Stock Options

At December 31, 2015, we had two stock-based compensation plans, which are described below. These plans were developed to retain and attract key employees and directors.

On March 17, 2005, the Board approved the 2005 Stock Incentive Plan (the “2005 Plan”), which was approved by the stockholders on June 14, 2005.  The 2005 Plan provided for the issuance of up to 750,000 shares of common stock upon exercise of options granted pursuant to the 2005 Plan.  On May 30, 2007, the stockholders approved an Amendment to the 2005 Plan that increased this amount by 750,000 for a total of 1,500,000 shares of common stock that may be issued upon the exercise of options granted pursuant to the 2005 Plan. On May 29, 2008 and May 21, 2009, the stockholders approved an increase of 500,000 shares, respectively, of common stock that may be issued pursuant to the 2005 Plan for a total of 2,500,000 shares. On May 20, 2010, the stockholders approved an additional increase of 500,000 shares of common stock that may be issued pursuant to the 2005 Plan for a total of 3,000,000 shares.  On May 19, 2011, the stockholders approved an additional increase of 400,000 shares of common stock that may be issued pursuant to the 2005 Plan for a total of 3,400,000 shares. Finally, on May 17, 2012, the stockholders approved an additional increase of 300,000 shares of common stock that may be issued pursuant to the 2005 Plan for a total of 3,700,000 shares. At December 31, 2015, 632,835 had been exercised and options to purchase a total of 2,595,334 shares of common stock were outstanding.  A total of 3,892,000 options had been granted under the 2005 Plan, of which 663,831 have been cancelled. The 2015 Plan expired on December 31, 2015 and no shares remain for grant.

On March 19, 2015, the Board approved the 2015 Stock Incentive Plan (the “2015 Plan”), which was approved by the stockholders on May 14, 2015.  The 2015 Plan serves as a replacement for the 2005 Plan which expired by its terms on June 14, 2015.  The approval of the 2015 Plan had no effect on the 2005 Plan or any options granted pursuant to the plan.  All options will continue with their existing terms and will be subject to the 2005 Plan.  Further, the Company will not be able to re-issue any option which is cancelled or terminated under the 2005 Plan.  The 2015 Plan provided for the issuance of up to 600,000 shares of common stock upon exercise of options granted pursuant to the 2015 Plan.

The 2015 Plan consists of three separate equity incentive programs: the Discretionary Option Grant Program; the Stock Issuance Program; and the Automatic Option Grant Program for non-employee Board members.  Officers and employees, non-employee Board members and independent contractors are eligible to participate in the Discretionary Option Grant and Stock Issuance Programs.  Participation in the Automatic Option Grant Program is limited to non-employee members of the Board.  Each non-employee Board member will receive an option grant for 10,000 shares of common stock upon initial election or appointment to the Board, provided that such individual has not previously been employed by the Company in the preceding three (3) months.  In addition, on the date of each annual stockholders meeting, each Board member will automatically be granted an option to purchase 8,000 shares of common stock, provided he or she has served as a non-employee Board member for at least three months.  At December 31, 2015, no options had been exercised and options to purchase a total of 3,000 shares of common stock were outstanding.  A total of 3,000 options had been granted under the 2015 Plan, of which no shares have been cancelled and options for 597,000 shares remained available for future grant.  No shares have been issued pursuant to the Stock Issuance Program.

Common shares reserved for future issuance, including conversions of preferred stock, outstanding options and options available for future grant under all of the stock option plans totaled 4,262,776 shares at December 31, 2015 as follows, in thousands:

(In thousands)	Common Shares Reserved for Future Issuance

Preferred Stock	1,067
2015 Plan	600
2005 Plan	2,595
Total	4,262

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

Stock Incentive Plan Summary

A summary of our stock option activity and related information for the years ended December 31, 2015 and 2014 is as follows:

	2015		2014
	Number of Options (in thousands)	Weighted Average Exercise Price	Number of Options (in thousands)	Weighted Average Exercise Price

Outstanding at beginning of year	3,076	$0.86	3,045	$0.74
Granted at price = market value	43	2.13	224	1.83
Granted at price > market value	—	—	75	1.98
Exercised	(150)	0.44	(193)	0.40
Forfeited	(10)	1.36	(40)	1.28
Expired	(361)	2.77	(33)	1.90

Outstanding at end of year	2,598	$0.63	3,076	$0.86
Options exercisable at end of year	2,287	$0.51	2,511	$0.78

Stock Options Outstanding and Exercisable

Information related to stock options outstanding at December 31, 2015, is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at 12/31/15 (in thousands)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at 12/31/15 (in thousands)	Weighted Average Exercise Price

$ 0.20-$0.50	1,481	3.10 years	$0.34	1,418	$0.33
$ 0.51-$1.00	803	3.72 years	$0.68	778	$0.69
$ 1.01-$2.87	314	6.99 years	$1.91	91	$1.87
	2,598	3.76 years	$0.63	2,287	$0.51

Summarized information about outstanding stock options as of December 31, 2015, that are fully vested and those that are expected to vest in the future as well as stock options that are fully vested and currently exercisable, are as follows:

	Outstanding Stock Options (Fully Vested and Expected to Vest)*	Options that are Exercisable
As of December 31, 2015
Number of outstanding options (in thousands)	2,598	2,287
Weighted average remaining contractual life	3.73	3.36
Weighted average exercise price per share	$0.62	$.51
Intrinsic value (in thousands)	$1,439	$1,393

* Includes effects of expected forfeitures

As of December 31, 2015, the total unrecognized compensation cost related to non-vested options not yet recognized in the statement of operations totaled approximately $117 thousand (including expected forfeitures) and the weighted average period over which these awards are expected to vest was .58 years.

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

At December 31, 2015, there were 200,000 shares of the Series 1 Preferred Stock outstanding, representing approximately 318,065 shares of common stock upon conversion.

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

At December 31, 2015 there were 460,000 shares of the Series 2 Preferred Stock outstanding, representing 460,000 shares of common stock upon conversion.

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

At December 31, 2015 there were 289,377 shares of Series 3 Preferred Stock outstanding, representing 289,377 shares of common stock upon conversion.

Dividends Payable

During the fiscal year ended December 31, 2015, we accrued $50,000 in dividends to the holders of our 5% Preferred Stock, $58,000 in dividends to the holders of our Series 2 5% Preferred Stock and $32,000 in dividends to the holders of our Series 3 5% Preferred Stock.  As of December 31, 2015, we have $160,000 in accrued and unpaid dividends included in other current liabilities.  Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.

11. Concentrations

Our operations are concentrated in one area—security software/entity identification.  Sales to the U.S. Government through direct and indirect channels totaled 54.7% of total revenues for 2015 and 51.4% of total revenues for 2014.  During 2015 approximately 43.9% of total revenues were attributable to three government customers.  During 2014 approximately 41.8% of total revenues are attributable to four government customers.  No individual commercial customer in 2015 exceeded 30% of total revenues for the year; while 2014 had one individual commercial customer that exceeded 30% of total revenues for the year.  Our similar product and service offerings are not viewed as individual segments, as our management analyzes the business as a whole and expenses are not allocated to each product offering.

12.  Subsequent Events

On February 4, 2016, the Company entered into an unsecured revolving promissory note to borrow up to $2,200,000 from G. Ward Paxton, the Company’s Chief Executive Officer.  Under the terms of the note, the Company may borrow, repay and reborrow on the loan as needed up to an outstanding principal balance due of $2,200,000 at any given time through March 2018.