Form 10-Q
period 2016-06-30
INTRUSION INC
filed 2016-08-12
CIK 736012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on August 1, 2016 was 12,747,836.

INTRUSION INC.

INDEX

PART I – FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015	3

Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015	4

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 4. Controls and Procedures	12

PART II – OTHER INFORMATION	13

Item 1. Legal Proceedings	13

Item 1A. Risk Factors	13

Item 6. Exhibits	15

Signature Page	16

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$566	$102
Accounts receivable	559	580
Inventories	53	45
Prepaid expenses	56	69
Total current assets	1,234	796
Property and equipment, net	367	486
Other assets	41	43
TOTAL ASSETS	$1,642	$1,325

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$912	$840
Dividends payable	231	160
Obligations under capital lease, current portion	160	197
Deferred revenue	965	386
Total current liabilities	2,268	1,583

Loan payable to officer	2,055	1,530
Obligations under capital lease, noncurrent portion	77	139

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value:
Authorized shares – 5,000
Series 1 shares issued and outstanding — 200 Liquidation preference of $1,088 in 2016 and $1,063 in 2015	707	707
Series 2 shares issued and outstanding — 460 Liquidation preference of $1,241 in 2016 and $1,212 in 2015	724	724
Series 3 shares issued and outstanding — 289 Liquidation preference of $681 in 2016 and $665 in 2015	412	412
Common stock, $0.01 par value:
Authorized shares — 80,000
Issued shares — 12,758 as of June 30, 2016 and 12,622 as of December 31, 2015 Outstanding shares — 12,748 as of June 30, 2016 and 12,612 as of December 31, 2015	127	126
Common stock held in treasury, at cost – 10 shares	(362)	(362)
Additional paid-in capital	56,619	56,520
Accumulated deficit	(60,878)	(59,947)
Accumulated other comprehensive loss	(107)	(107)
Total stockholders’ deficit	(2,758)	(1,927)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,642	$1,325

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net product revenue	$1,587	$2,061	$3,098	$3,766
Net customer support and maintenance revenue	—	8	—	18
Total revenue	1,587	2,069	3,098	3,784
Cost of product revenue	528	779	1,067	1,408
Cost of customer support and maintenance revenue	—	3	—	6
Total cost of revenue	528	782	1,067	1,414

Gross profit	1,059	1,287	2,031	2,370

Operating expenses:
Sales and marketing	419	444	847	942
Research and development	670	511	1,400	1,049
General and administrative	322	310	649	641

Operating income (loss)	(352)	22	(865)	(262)

Interest expense, net	(35)	(26)	(66)	(52)

Net loss	$(387)	$(4)	$(931)	$(314)

Preferred stock dividends accrued	(35)	(35)	(69)	(69)
Net loss attributable to common stockholders	$(422)	$(39)	$(1,000)	$(383)

Net loss per share attributable to common stockholders:
Basic	$(0.03)	$0.00	$(0.08)	$(0.03)
Diluted	$(0.03)	$0.00	$(0.08)	$(0.03)

Weighted average common shares outstanding:
Basic	12,748	12,612	12,726	12,584
Diluted	12,748	12,612	12,726	12,584

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30, 2016	June 30, 2015
Operating Activities:
Net loss	$(931)	$(314)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	146	162
Stock-based compensation	62	112
Penalties and waived penalties on dividends	8	1
Changes in operating assets and liabilities:
Accounts receivable	21	(773)
Prepaid expenses and other assets	15	1
Inventories	(8)	—
Accounts payable and accrued expenses	74	95
Deferred revenue	579	798
Net cash (used in) provided by operating activities	(34)	82

Investing Activities:
Purchases of property and equipment	(27)	(71)

Financing Activities:
Proceeds from line of credit	364	—
Payments on line of credit	(364)	—
Proceeds from stock options exercised	99	66
Proceeds from loans from officer	525	—
Principal payments on capital leases	(99)	(105)
Net cash provided by (used in) financing activities	525	(39)

Net increase (decrease) in cash and cash equivalents	464	(28)
Cash and cash equivalents at beginning of period	102	1,006
Cash and cash equivalents at end of period	$566	$978

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:

Preferred stock dividends accrued	$69	$69
Purchase of leased equipment under capital lease	$—	$216
Conversion of preferred shares to common stock	$—	$—

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

We develop, market and support a family of entity identification, high speed data mining, cybercrime and advanced persistent threat detection products. Our product families include:

●	TraceCop™ for identity discovery and disclosure,
●	Savant™ for network data mining and advanced persistent threat detection.

We market and distribute our products through a direct sales force to:

●	end-users,
●	value-added resellers,
●	system integrators,
●	managed service providers, and
●	distributors.

Our end-user customers include:

●	U.S. federal government entities,
●	local government entities,
●	banks,
●	airlines,
●	credit unions,
●	other financial institutions,
●	hospitals and other healthcare providers, and
●	other customers.

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

2.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The December 31, 2015 balance sheet was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States. However, we believe that the disclosures are adequate to make the information presented not misleading. In our opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The results of operations for the three month period ended June 30, 2016 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2015, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2016.

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

3.     Inventories (In thousands)

	June 30, 2016	December 31, 2015

Inventories consist of:
Finished products	53	45
Net inventory	$53	45

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

Amounts borrowed from this officer accrue interest at a floating rate per annum equal to Silicon Valley Bank’s (“SVB”) prime rate plus 1% (5% at June 30, 2016). All outstanding borrowings and accrued but unpaid interest is due on March 31, 2018. As of June 30, 2016, the borrowings outstanding totaled $2,055,000 and accrued interest totaled $125,000.

5. Line of Credit

On March 29, 2006, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) to establish a $1.0 million line of credit (the “2006 Credit Line”). On June 30, 2008, we entered into an Amended and Restated Loan and Security Agreement with SVB to, among other things, replace the 2006 Credit Line with a $2.5 million line of credit (the “2008 Credit Line”). On June 23, 2015, we entered into the Seventh Amendment to the Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”) with SVB to replace our expiring line with a $0.625 million line of credit (the “Line of Credit”). Our obligations under the Loan Agreement were secured by substantially all of our assets, including all of our intellectual property. In addition, G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer, established a Guaranty Agreement with SVB securing all outstanding balances under the Line of Credit. Due to increasing fees associated with the Line of Credit, we chose not to renew the loan agreement on the termination date. We will replace the line with an increased commitment from the G. Ward Paxton promissory note, (Note 4 above) as needed.

6.     Accounting for Stock-Based Compensation

During the three month periods ended June 30, 2016 and 2015, the Company granted 24,000 and 27,000, respectively, of stock options to employees or directors. The Company recognized $20,000 and $44,000, respectively, of stock-based compensation expense for the three month periods ended June 30, 2016 and 2015. During the six month periods ended June 30, 2016 and 2015, the Company granted 24,000 and 40,000, respectively, of stock options to employees and directors. The Company recognized $62,000 and $112,000, respectively, of stock-based compensation expense for the six month periods ended June 30, 2016 and 2015.

During the three month periods ended June 30, 2016 and 2015, no options were exercised under the 2005 Plan, respectively. During the six month periods ended June 30, 2016 and 2015, 136,000 and 150,000 were exercised under the 2005 Plan, respectively.

Valuation Assumptions

The fair values of employee and director option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	For Three Months Ended June 30, 2016	For Three Months Ended June 30, 2015	For Six Months Ended June 30, 2016	For Six Months Ended June 30, 2015

Weighted average grant date fair value	$0.29	$1.93	$0.29	$2.11
Weighted average assumptions used:
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.38%	1.33%	1.38%	1.38%
Expected volatility	96.0%	170.0%	96.0%	176.3%
Expected life (in years)	5.0	5.0	5.0	5.0

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

7.     Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period. Our common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding options and warrants. The aggregate number of common stock equivalents excluded from the diluted loss per share calculation for the three month periods ended June 30, 2016 and 2015 are 3,531,361 and 3,805,910 as they are antidilutive. The aggregate number of common stock equivalents excluded from the diluted loss per share calculation for the six month periods ended June 30, 2016 and 2015 are 3,552,147 and 3,864,056 as they are antidilutive.

8. Concentrations

Our operations are concentrated in one area—security software/entity identification. Sales to the U.S. Government through direct and indirect channels totaled 66.2% of total revenues for the second quarter of 2016 compared to 41.9% of total revenues for the second quarter of 2015. During the second quarter of 2016, approximately 54.4% of total revenues were attributable to three government customers compared to approximately 29.0% of total revenues attributable to two government customers in the second quarter of 2015. Sales to commercial customers totaled 33.8% of total revenue for the second quarter of 2016 compared to 58.1% of total revenue for the second quarter of 2015. During the second quarter of 2016, approximately 30.3% of total revenue was attributable to one commercial customer compared to approximately 56.4% to four commercial customers in the second quarter of 2015. Our similar product and service offerings are not viewed as individual segments, as our management analyzes the business as a whole and expenses are not allocated to each product offering.

9.     Commitments and Contingencies

We are subject from time to time to various legal proceedings and claims that arise during the ordinary course of our business. We do not believe that the outcome of those "routine" legal matters should have a material adverse effect on our consolidated financial position, operating results or cash flows; however, we can provide no assurances that legal claims that may arise in the future will not have such a material impact on the Company.

10.     Dividends Payable

During the quarter ended June 30, 2016, we accrued $13,000 in dividends payable to the holders of our 5% Preferred Stock, $14,000 in dividends payable to the holders of our Series 2 5% Preferred Stock and $8,000 in dividends payable to the holders of our Series 3 5% Preferred Stock. As of June 30, 2016, we have $231,000 in accrued and unpaid dividends.

Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year. These dividends continue to accrue on all our outstanding shares of preferred stock, regardless of whether we are legally able to pay them. If we are unable to pay dividends on our preferred stock, we will be required to accrue an additional late fee penalty of 18% per annum on the unpaid dividends for the Series 2 Preferred Stock and Series 3 Preferred Stock. Our CEO, CFO and one outside board member who are holders of our Series 2 and Series 3 Preferred Stock have waived any possible late fee penalties. In addition to this late penalty, the holders of our Series 2 Preferred Stock and Series 3 Preferred Stock could elect to present us with written notice of our failure to pay dividends as scheduled, in which case we would have 45 days to cure such a breach. In the event that we failed to cure the breach, the holders of these shares of preferred stock would then have the right to require us to redeem their shares of preferred stock for a cash amount calculated in accordance with their respective certificates of designation. If we were required to redeem all shares of Series 2 Preferred Stock and Series 3 Preferred Stock as of August 1, 2016, the aggregate redemption price we would owe would be $2.2 million.

Item 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q, including, without limitation, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are generally accompanied by words such as “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate,” “may” or other words that convey uncertainty of future events or outcomes. These statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations, which we describe in more detail elsewhere in this Quarterly Report on Form 10-Q in Part II Item 1A ”Risk Factors”, and in our 2015 Annual Report on Form 10-K in Item 1A “Risk Factors” include, but are not limited to:

●	insufficient cash to operate our business and inability to meet our liquidity requirements;

●	loss of revenues due to the failure of our newer products to achieve market acceptance;

●	our need to increase current revenue levels in order to achieve sustainable profitability;

●	concentration of our revenues from U.S. government entities or commercial customers and the possibility of loss of one of these customers and the unique risks associated with government customers;

●	our dependence on sales made through indirect channels;

●	our dependence on equity or debt financing provided primarily by our Chief Executive Officer in order to meet our cash flow requirements;

●	the adverse effect that payment of accrued dividends on our preferred stock would have on our cash resources and the substantial dilution upon the conversion or redemption of our preferred stock;

●	the consequences of our inability to pay scheduled dividends on shares of our preferred stock;

●	the potentially detrimental impact that the conversion of preferred stock would have on the price of our common stock;

●	the ability of our preferred stockholders to hinder additional financing; and

●	the influence that our management and larger stockholders have over actions taken by the Company.

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

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net product revenue	100.0%	99.6%	100.0%	99.5%
Net customer support and maintenance revenue	—	0.4	—	0.5
Total revenue	100.0	100.0	100.0	100.0
Cost of product revenue	33.3	37.7	34.4	37.2
Cost of customer support and maintenance revenue	—	0.1	—	0.2
Total cost of revenue	33.3	37.8	34.4	37.4
Gross profit	66.7	62.2	65.6	62.6
Operating expenses:
Sales and marketing	26.4	21.4	27.4	24.9
Research and development	42.2	24.7	45.2	27.7
General and administrative	20.3	15.0	20.9	16.9

Operating income (loss)	(22.2)	1.1	(27.9)	(6.9)

Interest expense	(2.2)	(1.3)	(2.1)	(1.4)
Loss before income tax provision	(24.4)	(0.2)	(30.0)	(8.3)

Income tax provision	—	—	—	—

Net income loss	(24.4)%	(0.2)%	(30.0)%	(8.3)%
Preferred stock dividends accrued	(2.2)	(1.7)	(2.2)	(1.8)

Net loss attributable to common stockholders	(26.6)%	(1.9)%	(32.2)%	(10.1)%

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Domestic revenues	100.0%	100.0%	100.0%	100.0%
Export revenues	—	—	—	—

Net revenues	100.0%	100.0%	100.0%	100.0%

Net Revenues. Net revenues for the quarter and six months ended June 30, 2016 were $1.6 million and $3.1 million, respectively, compared to $2.1 million and $3.8 million for the same periods in 2015. Product revenues decreased $0.5 million for the quarter ended June 30, 2016, and decreased $0.7 million for the six months ended June 30, 2016 compared to the same periods in 2015. Decreased product revenues were primarily due to a decrease in sales of our Savant product line. TraceCop sales for the quarters ended June 30, 2016 and 2015 were $1.6 million and $1.3 million, respectively. Savant sales were $32 thousand for the quarter ended June 30, 2016 and were $0.8 million for the quarter ended June 30, 2015. Customer support and maintenance revenue decreased $8 thousand for the quarter ended June 30, 2016, compared to the same period in 2015. This decrease was due to the expiration of all existing maintenance contracts for the year ending December 31, 2015.

Concentration of Revenues. Revenues from sales to various U.S. government entities totaled $1.1 million, or 66.2% of revenues, for the quarter ended June 30, 2016 compared to $0.9 million, or 41.9% of revenues, for the same period in 2015. Revenues from sales to various U.S. government entities totaled $2.0 million, or 65.7% of revenues, for the six months ended June 30, 2016 compared to $2.0 million, or 52.0% of revenues, for the same period in 2015. Sales to commercial customers totaled 33.8% of total revenue for the second quarter of 2016 compared to 58.1% of total revenue for the second quarter of 2015. During the second quarter of 2016, approximately 30.3% of total revenue was attributable to one commercial customer compared to approximately 56.4% to four commercial customers in the second quarter of 2015. Although we expect our concentration of revenues to vary among customers in future periods depending upon the timing of certain sales, we anticipate that sales to government customers will continue to account for a significant portion of our revenues in future periods. Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including, without limitation, potential disruption to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience. Although we do not anticipate that any of our revenues with government customers will be renegotiated, a large number of cancelled or renegotiated government orders could have a material adverse effect on our financial results. Currently, we are not aware of any proposed cancellation or renegotiation of any of our existing arrangements with government entities and, historically, government entities have not cancelled or renegotiated orders which had a material adverse effect on our business.

Gross Profit. Gross profit was $1.1 million or 66.7% of net revenues for the quarter ended June 30, 2016, compared to $1.3 million or 62.2% of net revenues for the quarter ended June 30, 2015. Gross profit was $2.0 million or 65.6% of net revenues for the six months ended June 30, 2016 compared to $2.4 million or 62.6% of net revenues for the six months ended June 30, 2015. Gross profit on product revenues for the quarter and six months ended June 30, trended from 62.2% and 62.6%, respectively, in 2015 to 66.7% and 65.6%, respectively, in 2016 mainly due to a change in product mix. As noted previously, all current maintenance contracts expired at 2015 year-end. Gross profit decreases can be attributed to such variables as labor hours applied and department overhead. Gross profit as a percentage of net revenues is impacted by several factors, including shifts in product mix, changes in channels of distribution, revenue volume, pricing strategies, and fluctuations in revenues of integrated third-party products..

Sales and Marketing. Sales and marketing expenses remained constant at $0.4 million for the quarter ended June 30, 2016 compared to $0.4 million for the same period in 2015. Sales and marketing expenses decreased to $0.8 million for the six months ended June 30, 2016 compared to $0.9 million for the same period in 2015. Decreased sales and marketing expense was due to employee attrition. Sales and marketing expenses may vary in the future. We believe that these costs will increase through the end of 2016, with increases in revenue.

Research and Development. Research and development expenses increased to $0.7 million for the quarter ended June 30, 2016 compared to $0.5 million for the same period in 2015. Research and development increased to $1.4 million for the six months ended June 30, 2016 compared $1.0 million in 2015.   Research and development costs are expensed in the period incurred. Research and development expenses may vary in the future; however, we believe that these costs will remain relatively constant through the end of 2016, although expenses may be increased relative to increases in revenue.

General and Administrative. General and administrative expenses remained constant at $0.3 million for the quarters ended June 30, 2016 and 2015. General and administrative expenses remained constant at $0.6 million for the six months ended June 30, 2016 and 2015. It is expected that general and administrative expenses will remain relatively constant throughout the remainder of 2016, although expenses may be increased relative to increases in revenue.

Interest. Net interest expense increased to $35 thousand for the quarter ended June 30, 2016 compared to $26 thousand for the same period in 2015. Net interest expense increased to $66 thousand for the six months ended June 30, 2016 compared to $52 thousand for the same period in 2015. The increase in interest expense was primarily due to increases in the loan payable to an officer. Net interest expense may vary in the future based on our level of borrowing, which will be affected by our cash flow, operating income and capital expenditures.

Liquidity and Capital Resources

Our principal source of liquidity at June 30, 2016, was approximately $566 thousand of cash and cash equivalents. At June 30, 2016, we had a working capital deficiency of $1.0 million compared to a $1.4 million deficiency at June 30, 2015.

Net cash used in operations for the six months ended June 30, 2016, was $34 thousand due to a net loss of $931 thousand and the following use of cash: a $7 thousand increase in Inventories. This was partially offset by the following sources of cash and non-cash items: $579 thousand increase in deferred revenue, $74 thousand increase in accounts payable and accrued expenses, a $20 thousand decrease in accounts receivable, a $15 thousand decrease in prepaid expenses and other assets, $48 thousand in depreciation expense, $98 thousand in amortization expense of capital leases, $62 thousand in stock-based compensation, and $8 thousand in penalties and waived penalties on dividends. Net cash provided by operations for the six months ended June 30, 2015, was $82 thousand due to the following provisions of cash and non-cash items: $798 thousand increase in deferred revenue, $95 thousand increase in accounts payable and accrued expenses, $112 thousand in stock-based compensation, $38 thousand in depreciation expense, $124 thousand in amortization expense of capital leases, $1 thousand in penalties and waived penalties on dividends and $1 thousand increase in prepaid expenses and other assets. This was partially offset by a net loss of $314 thousand and a $773 thousand increase in accounts receivable. Future fluctuations in inventory balances, accounts receivable and accounts payable will be dependent upon several factors, including, but not limited to, quarterly sales volumes and timing of invoicing, and the accuracy of our forecasts of product demand and component requirements.

Net cash used in investing activities for the six months ended June 30, 2016, was $27 thousand for net purchases of property and equipment, compared to $71 thousand for net purchases of property and equipment for cash used in investing activities for the six months ended June 30, 2015.

Net cash provided by financing activities in 2016 was $525 thousand primarily due to proceeds from a loan by an officer of $525 thousand. Other provisions were proceeds from the line-of-credit of $364 thousand and $99 thousand from the exercise of stock options. This was directly offset by the following uses of cash: $364 thousand in payments to the line-of-credit and $99 thousand payment on principal on capital leases. Net cash used by financing activities in 2015 was $39 thousand due to $105 thousand payment on principal on capital leases. This was offset by the following provisions of cash: $66 thousand on the exercise of stock options.

At June 30, 2016, the Company did not have any material commitments for capital expenditures.

During the six months ended June 30, 2016, the Company funded its operations through the use of cash and cash equivalents, borrowing against our line of credit and advances on the loan from our Chief Executive Officer.

On March 29, 2006, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) to establish a $1.0 million line of credit (the “2006 Credit Line”). On June 30, 2008, we entered into an Amended and Restated Loan and Security Agreement with SVB to, among other things, replace the 2006 Credit Line with a $2.5 million line of credit (the “2008 Credit Line”). On June 23, 2015, we entered into the Seventh Amendment to the Amended and Restated Loan and Security Agreement (as amended, the “Loan Agreement”) with SVB to replace our expiring line with a $0.625 million line of credit (the “Line of Credit”). Our obligations under the Loan Agreement were secured by substantially all of our assets, including all of our intellectual property. In addition, G. Ward Paxton, the Company’s Chairman, President and Chief Executive Officer, established a Guaranty Agreement with SVB securing all outstanding balances under the Line of Credit. Due to increasing fees associated with the Line of Credit, we chose not to renew the loan agreement on the termination date. We will replace the line with an increased commitment from the G. Ward Paxton promissory note, (Note 4) as needed.

As of June 30, 2016, we had cash and cash equivalents of approximately $566,000, up from approximately $102,000 as of December 31, 2015. We generated a net loss of $387,000 for the quarter ended June 30, 2016 compared to net loss of $4,000 for the quarter ended June 30, 2015. As of June 30, 2016, in addition to cash and cash equivalents of $566,000, we had $145,000 funding available from a promissory note to borrow up to $2.2 million from G. Ward Paxton, the Company’s Chief Executive Officer. We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources. Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months. We expect to fund our operations through anticipated Company profits and borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016, and concluded that the disclosure controls and procedures were effective.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) as of December 31, 2015, and concluded that there have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are subject from time to time to various legal proceedings and claims that arise during the ordinary course of our business. We do not believe that the outcome of those "routine" legal matters should have a material adverse effect on our consolidated financial position, operating results or cash flows; however, we can provide no assurances that legal claims that may arise will not have such a material impact in the future.

Item 1A.          RISK FACTORS

Factors That May Affect Future Results of Operations

We are providing the following information regarding changes that have occurred to previously disclosed risk factors from our Annual Report on Form 10-K for the year ended December 31, 2015. In addition to the other information set forth below and elsewhere in this report, you should consider the factors discussed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2015 and the previous Quarterly Reports filed on Form 10-Q. The risks described in our Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We may not have sufficient cash to operate our business and may not be able to maintain certain liquidity requirements under our existing debt instruments. Additional debt and equity offerings to fund future operations may not be available and, if available, may significantly dilute the value of our currently outstanding common stock.

As of June 30, 2016, we had cash and cash equivalents of approximately $566,000, up from approximately $102,000 as of December 31, 2015. We generated a net loss of $387,000 for the quarter ended June 30, 2016 compared to net loss of $4,000 for the quarter ended June 30, 2015. As of June 30, 2016, in addition to cash and cash equivalents of $566,000, we had $145,000 funding available from a promissory note to borrow up to $2.2 million from G. Ward Paxton, the Company’s Chief Executive Officer. We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources. Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months. We expect to fund our operations through anticipated Company profits and borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

We had a net loss of $387 thousand for the quarter ended June 30, 2016, and have an accumulated deficit of $60.9 million as of June 30, 2016. To achieve annual profitability, we must generate increased revenue levels.

For the quarter ended June 30, 2016, we generated a net loss of $387 thousand and had an accumulated deficit of approximately $60.9 million as of June 30, 2016, compared to a net loss of $4 thousand for the quarter ended June 30, 2015 and an accumulated deficit of approximately $59.0 million at June 30, 2015. We need to sustain greater revenue levels from the sales of our products if we are to achieve annual profitability. If we are unable to achieve these revenue levels, losses could happen for the near term and possibly longer, and we may not sustain profitability or generate positive cash flow from operations.

A large percentage of our revenues are received from U.S. government entities/resellers, and the loss of any one of these customers could reduce our revenues and materially harm our business and prospects.

A large percentage of our revenues result from sales to U.S. government entities/resellers. If we were to lose one or more of these key relationships, our revenues could decline and our business and prospects may be materially harmed. We expect that even if we are successful in developing relationships with non-governmental customers, our revenues will continue to be concentrated among government entities. For the quarter ended June 30, 2016, sales to U.S. government entities/resellers collectively accounted for 66.2% of our revenues, compared to 41.9% for the comparable period in 2015. The loss of any of these key relationships may send a negative message to other U.S. government entities or non-governmental customers concerning our product offering. We cannot assure you that U.S. government entities will be customers of ours in future periods or that we will be able to diversify our customer portfolio to adequately mitigate the risk of loss of any of these customers.

A large percentage of our revenues are from one product line with a limited number of customers, and the decrease of revenue from sales of this product line could materially harm our business and prospects.

A large percentage of our revenues result from sales of our security product line. Savant revenues were $32 thousand for the quarter ended June 30, 2016 compared to $0.8 million for the same period in 2015. TraceCop revenues were $1.6 million for the quarter ended June 30, 2016, compared to $1.3 million for the same quarter in 2015. There was one individual commercial customer in the second quarter of 2016 attributable for 30.3% of total revenue compared to four customers at 56.4% for the same period in 2015 that exceeded 10% of total revenues for that quarter. If sales of this key product line were to decrease, our revenues could decline and our business and prospects may be materially harmed.

We are highly dependent on sales made through indirect channels, the loss of which would materially adversely affect our operations.

We derived 66.2% of revenue in the second quarter of 2016 through indirect channels of mainly government resellers, compared to 77.6% of our revenues in the quarter ended June 30, 2015. We must continue to expand our sales through these indirect channels in order to increase our revenues. We cannot assure you that our products will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues. Further, many of our competitors are also trying to sell their products through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our products.

You will experience substantial dilution upon the conversion or redemption of the shares of preferred stock that we issued in our private placements or in the event we raise additional funds through the issuance of new shares of our common stock or securities convertible or exercisable into shares of common stock.

On August 1, 2016, we had 12,747,836 shares of common stock outstanding. Upon conversion of all outstanding shares of preferred stock, we will have 13,815,279 shares of common stock outstanding, approximately an 8.4% increase in the number of shares of our common stock outstanding.

In addition, management may issue additional shares of common stock or securities exercisable or convertible into shares of common stock in order to finance our continuing operations. Any future issuances of such securities would have additional dilutive effects on the existing holders of our Common Stock.

Further, the occurrence of certain events could entitle holders of our Series 2 Preferred Stock and Series 3 Preferred Stock to require us to redeem their shares for a certain number of shares of our common stock. Assuming (i) we have paid all liquidated damages and other amounts to the holders, (ii) paid all outstanding dividends, (iii) a volume weighted average price of $1.81, which was the ten-day volume weighted average closing price of our common stock on August 1, 2016, and (iv) our 12,747,836 shares of common stock outstanding on August 1, 2016, upon exercise of their redemption right by the holders of the Series 3 Preferred Stock and the Series 2 Preferred Stock, we would be obligated to issue approximately 12,866,000 shares of our common stock. This would represent an increase of approximately 100.9% in the number of shares of our common stock as of August 1, 2016.

The conversion of preferred stock we issued in the private placements may cause the price of our common stock to decline.

The holders of the shares of our 5% Preferred Stock may freely convert their shares of preferred stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission. As of August 1, 2016, 800,000 shares of our 5% Preferred Stock had converted into 1,272,263 shares of common stock and 200,000 shares of our 5% preferred stock, convertible into 318,065 shares of common stock, remain outstanding.

The holders of the shares of Series 2 5% Preferred Stock may freely convert their shares of preferred stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission. As of August 1, 2016, 605,200 shares of Series 2 Preferred Stock had converted into 605,200 shares of common stock and 460,000 shares of Series 2 5% preferred stock remain outstanding.

The holders of the shares of Series 3 5% Preferred Stock may freely convert their shares of Series 3 Preferred Stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission. As of August 1, 2016, 275,230 shares of Series 3 Preferred Stock had converted into 275,230 shares of common stock and 289,377 shares of Series 3 5% preferred stock remain outstanding.

For the four weeks ended on July 29, 2016, the average daily trading volume of our common stock on the OTCQB was 3,200 shares. Consequently, if holders of preferred stock elect to convert their remaining shares and sell a material amount of their underlying shares of common stock on the open market, the increase in selling activity could cause a decline in the market price of our common stock. Furthermore, these sales, or the potential for these sales, could encourage short sales, causing additional downward pressure on the market price of our common stock.

You will experience substantial dilution upon the exercise of stock options currently outstanding.

On August 1, 2016, we had 12,747,836 shares of common stock outstanding. Upon the exercising of current options exercisable at or below the exercise price of $1.10, we will have approximately 14,905,000 shares of common stock outstanding, an 18.0% increase in the number of shares of our common stock outstanding.

Our management and larger stockholders exercise significant control over our company and have the ability to approve or take actions that may be adverse to your interests.

As of August 1, 2016, our executive officers, directors and preferred stockholders beneficially own approximately 29% of our voting power. In addition, other related parties control approximately 30% of voting power. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. These stockholders may use their influence to approve or take actions that may be adverse to the interests of holders of our Common Stock. Further, we contemplate the possible issuance of shares of our Common Stock or of securities exercisable or convertible into shares of our Common Stock in the future to our Chief Executive Officer and Chief Financial Officer. Any such issuance will increase the percentage of stock our Chief Executive Officer, Chief Financial Officer and our management group beneficially holds.

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

INTRUSION INC.

Date: August 11, 2016	/s/ G. Ward Paxton
G. Ward Paxton
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2016	/s/ Michael L. Paxton
Michael L. Paxton
Vice President, Chief Financial Officer, Treasurer & Secretary
(Principal Financial & Accounting Officer)