Form 10-Q
period 2017-03-31
INTRUSION INC
filed 2017-05-15
CIK 736012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on April 30, 2017 was 12,797,836.

INTRUSION INC.

INDEX

PART I – FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016	3

Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016	4

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 4. Controls and Procedures	12

PART II – OTHER INFORMATION	12

Item 1. Legal Proceedings	12

Item 1A. Risk Factors	12

Item 6. Exhibits	15

Signature Page	16

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$193	$64
Accounts receivable	523	745
Inventories	45	45
Prepaid expenses	118	75
Total current assets	879	929
Property and equipment, net	262	308
Other assets	39	40
TOTAL ASSETS	$1,180	$1,277

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$911	$896
Dividends payable	338	303
Obligations under capital lease, current portion	119	139
Deferred revenue	67	395
Total current liabilities	1,435	1,733

Loan payable to officer	3,465	2,885
Obligations under capital lease, noncurrent portion	45	61

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value: Authorized shares – 5,000
Series 1 shares issued and outstanding — 200 Liquidation preference of $1,125 in 2017 and $1,113 in 2016	707	707
Series 2 shares issued and outstanding — 460 Liquidation preference of $1,284 in 2017 and $1,270 in 2016	724	724
Series 3 shares issued and outstanding — 289 Liquidation preference of $704 in 2017 and $697 in 2016	412	412
Common stock, $0.01 par value:
Authorized shares — 80,000
Issued shares — 12,808 as of March 31, 2017 and 12,758 as of December 31, 2016 Outstanding shares — 12,798 as of March 31, 2017 and 12,748 as of December 31, 2016	128	128
Common stock held in treasury, at cost – 10 shares	(362)	(362)
Additional paid-in capital	56,583	56,595
Accumulated deficit	(61,850)	(61,499)
Accumulated other comprehensive loss	(107)	(107)
Total stockholders’ deficit	(3,765)	(3,402)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,180	$1,277

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended
	March 31, 2017	March 31, 2016
Revenue	$1,559	$1,511
Cost of revenue	583	539

Gross Profit	976	972

Operating expenses:
Sales and marketing	361	428
Research and development	585	730
General and administrative	331	327

Operating loss	(301)	(513)

Interest expense, net	(50)	(31)

Net loss	$(351)	$(544)

Preferred stock dividend accrued	(35)	(35)

Net loss attributable to common stockholders	$(386)	$(579)

Net loss per share attributable to common stockholders:
Basic	$(0.03)	$(0.05)
Diluted	$(0.03)	$(0.05)

Weighted average common shares outstanding:
Basic	12,748	12,703
Diluted	12,748	12,703

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31, 2017	March 31, 2016
Operating Activities:
Net loss	$(351)	$(544)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55	74
Stock-based compensation	5	42
Penalties and waived penalties on dividends	7	4
Changes in operating assets and liabilities:
Accounts receivable	222	(163)
Prepaid expenses and other assets	(42)	(31)
Accounts payable and accrued expenses	15	91
Deferred revenue	(328)	(267)
Net cash used in operating activities	(417)	(794)

Investing Activities:
Purchases of property and equipment	(9)	—

Financing Activities:
Proceeds from line-of-credit	—	364
Borrowings on loan from officer	580	525
Proceeds from stock options exercised	11	99
Principal payments on capital leases	(36)	(50)
Net cash provided by financing activities	555	938

Net increase (decrease) in cash and cash equivalents	129	144
Cash and cash equivalents at beginning of period	64	102
Cash and cash equivalents at end of period	$193	$246

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:

Preferred stock dividends accrued	$35	$35

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

2.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The December 31, 2016 balance sheet was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States. However, we believe that the disclosures are adequate to make the information presented not misleading. In our opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The results of operations for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2016, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2017.

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

3.     Inventories (In thousands)

	March 31, 2017	December 31, 2016

Inventories consist of:
Finished products	45	45
Net inventory	$45	45

4. Loan Payable to Officer

On February 9, 2017, the Company entered into an unsecured revolving promissory note to borrow up to $3,400,000 from G. Ward Paxton, the Company’s Chief Executive Officer (the “CEO Note”). Under the terms of the note, the Company may borrow, repay, and re-borrow on the loan as needed up to an outstanding principal balance due of $3,400,000 at any given time through March 2018.

On March 2, 2017, the Company amended the CEO Note described above on the same terms, with the Company being able to borrow, repay, and re-borrow on the note as needed up to an outstanding principal balance due of $3,700,000 at any given time through March 2019.

Amounts borrowed from this officer accrue interest at a floating rate per annum equal to Silicon Valley Bank’s (“SVB”) prime rate plus 1% (5% at March 31, 2017). All outstanding borrowings and accrued but unpaid interest is due on March 31, 2019. As of March 31, 2017, the borrowings outstanding totaled $3,465,000 and accrued interest totaled $224,000.

5.     Accounting for Stock-Based Compensation

During the three month periods ended March 31, 2017 and 2016, the Company granted no stock options, respectively, to employees and contractors. The Company recognized $5,000 and $42,000, respectively, in stock-based compensation expense for the three month periods ended March 31, 2017 and 2016. This expense is allocated to the appropriate employee department.

During the three month period ended March 31, 2017, 50,000 options were exercised under the 2005 Plan compared to 136,000 in the previous year comparative quarter.

Valuation Assumptions

The fair values of employee and director option awards were estimated at the date of grant using a Black-Scholes option-pricing model.

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

6.     Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period. Our common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding options and warrants. The aggregate number of common stock equivalents excluded from the diluted loss per share calculation for the three month periods ending March 31, 2017 and 2016 are 3,263,277 and 3,572,933, respectively.

7. Concentrations

Our operations are concentrated in one area—security software/entity identification. Sales to the U.S. Government through direct and indirect channels totaled 77.0% of total revenues for the first quarter of 2017 compared to 65.2% of total revenues for the first quarter of 2016. During the first quarter of 2017, approximately 73.8% of total revenues were attributable to four government customers compared to approximately 65.2% of total revenues attributable to four government customers in the first quarter of 2016. There was one individual commercial customer in the first quarter of 2017 attributable for 19.9% of total revenue compared to 25.6% of total revenue to one individual commercial customer for the same period in 2016. Our similar product and service offerings are not viewed as individual segments, as our management analyzes the business as a whole and expenses are not allocated to each product offering.

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

9.     Dividends Payable

During the quarter ended March 31, 2017, we accrued $12,000 in dividends payable to the holders of our 5% Preferred Stock, $15,000 in dividends payable to the holders of our Series 2 5% Preferred Stock and $8,000 in dividends payable to the holders of our Series 3 5% Preferred Stock. As of March 31, 2017, we have $338,000 in accrued and unpaid dividends included in current liabilities.

Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year. These dividends continue to accrue on all our outstanding shares of preferred stock, regardless of whether we are legally able to pay them. If we are unable to pay dividends on our preferred stock, we will be required to accrue an additional late fee penalty of 18% per annum on the unpaid dividends for the Series 2 Preferred Stock and Series 3 Preferred Stock. Our CEO, CFO and one outside board member who are holders of our Series 2 and Series 3 Preferred Stock have waived any possible late fee penalties. In addition to this late penalty, the holders of our Series 2 Preferred Stock and Series 3 Preferred Stock could elect to present us with written notice of our failure to pay dividends as scheduled, in which case we would have 45 days to cure such a breach. In the event that we failed to cure the breach, the holders of these shares of preferred stock would then have the right to require us to redeem their shares of preferred stock for a cash amount calculated in accordance with their respective certificates of designation. If we were required to redeem all shares of Series 2 Preferred Stock and Series 3 Preferred Stock as of April 30, 2017, the aggregate redemption price we would owe would be $2.2 million.

Item 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q, including, without limitation, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are generally accompanied by words such as “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate,” “may” or other words that convey uncertainty of future events or outcomes. These statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations, which we describe in more detail elsewhere in this Quarterly Report on Form 10-Q in Part II Item 1A ”Risk Factors”, and in our 2016 Annual Report on Form 10-K in Item 1A “Risk Factors” include, but are not limited to:

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

	Three Months Ended
	March 31, 2017	March 31, 2016
Total revenue	100.0%	100.0%

Total cost of revenue	37.4	35.7

Gross profit	62.6	64.3

Operating expenses:
Sales and marketing	23.2	28.3
Research and development	37.5	48.3
General and administrative	21.2	21.6

Operating loss	(19.3)	(33.9)

Interest expense, net	(3.2)	(2.1)

Loss before income tax provision	(22.5)	(36.0)

Income tax provision	—	—

Net loss	(22.5)%	(36.0)%
Preferred stock dividends accrued	(2.3)	(2.3)

Net loss attributable to common stockholders	(24.8)%	(38.3)%

	Three Months Ended
	March 31, 2017	March 31, 2016
Domestic revenues	100.0%	100.0%
Export revenues	—	—

Net revenues	100.0%	100.0%

Net Revenues. Product revenues remained constant for the quarter ended March 31, 2017 at $1.6 million, compared to $1.5 million for the quarter ended March 31, 2016. TraceCop revenues remained constant at $1.5 million for the quarter ended March 31, 2017, just as the first quarter in 2016. Savant revenues remained constant at $0.1 million for the quarter ended March 31, 2017, just as the first quarter in 2016. Substantially all of our revenue for the quarters ended March 31, 2017 and 2016 were derived from TraceCop/Savant sales.

Concentration of Revenues. Revenues from sales to various U.S. government entities totaled $1.2 million, or 77.0% of revenues, for the quarter ended March 31, 2017, compared to $1.0 million, or 65.2% of revenues, for the same period in 2016. Although we expect our concentration of revenues to vary among customers in future periods depending upon the timing of certain sales, we anticipate that sales to government customers will continue to account for a significant portion of our revenues in future periods. Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including, without limitation, potential disruption to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience. Although we do not anticipate that any of our revenues with government customers will be renegotiated, a large number of cancelled or renegotiated government orders could have a material adverse effect on our financial results. Currently, we are not aware of any proposed cancellation or renegotiation of any of our existing arrangements with government entities and, historically, government entities have not cancelled or renegotiated orders which had a material adverse effect on our business. There was one individual commercial customer in the first quarter of 2017 attributable for 19.9% of total revenue compared to 25.6% of total revenue to one individual commercial customer for the same period in 2016.

Gross Profit. Gross profit was $1.0 million or 62.6% of net revenues for the quarter ended March 31, 2017, compared to $1.0 million or 64.3% of net revenues for the quarter ended March 31, 2016. Gross profit on product revenues for the quarter ended March 31, 2017, trended to 62.6% from 64.3% for the quarter ended March 31, 2016, mainly due to TraceCop/Savant product mix. Gross profit as a percentage of net revenues is impacted by several factors, including shifts in product mix, changes in channels of distribution, revenue volume, pricing strategies, and fluctuations in revenues of integrated third-party products.

Sales and Marketing. Sales and marketing expenses remained constant at $0.4 million for the quarter ended March 31, 2017, compared to $0.4 million for the quarter ended March 31, 2016. Sales and marketing expenses may vary in the future. We believe that these costs may increase through the end of 2017, if we achieve anticipated increases in revenue.

Research and Development. Research and development expenses decreased to $0.6 million for the quarter ended March 31, 2017, compared to $0.7 million for the quarter ended March 31, 2016. Research and development costs are expensed in the period incurred. Research and development expenses may vary in the future; however, we believe that these costs will remain relatively constant through the end of 2017, although expenses may be increased if we achieve anticipated increases in revenue.

General and Administrative. General and administrative expenses remained constant at $0.3 million for the quarters ended March 31, 2017 and 2016. It is expected that general and administrative expenses will remain relatively constant throughout the remainder of 2017, although expenses may be increased if we achieve anticipated increases in revenue.

Interest. Net interest expense increased to $50 thousand for the quarter ended March 31, 2017 compared to $31 thousand interest expense for the same period in 2016. Net interest expense may vary in the future based on our level of borrowing, which will be affected by our cash flow, operating income and capital expenditures.

Liquidity and Capital Resources

Our principal source of liquidity at March 31, 2017, was approximately $193 thousand of cash and cash equivalents. At March 31, 2017, we had a working capital deficiency of $0.6 million compared to a $0.7 million deficiency at March 31, 2016.

Net cash used in operations for the three months ended March 31, 2017, was $417 thousand due to a net loss of $351 thousand and the following uses of cash: $329 thousand decrease in deferred revenue and a $42 thousand increase in prepaid expenses and other assets. This was partially offset by the following sources of cash and non-cash items: a $222 thousand decrease in accounts receivable, a $16 thousand increase in accounts payable and accrued expenses, $5 thousand in stock-based compensation, $55 thousand in depreciation expense, and $7 thousand in penalties and waived penalties on dividends. Net cash used in operations for the three months ended March 31, 2016, was $794 thousand due to a net loss of $544 thousand and the following uses of cash: $267 thousand decrease in deferred revenue, a $163 thousand increase in accounts receivable, and a $31 thousand increase in prepaid expenses and other assets. This was partially offset by the following sources of cash and non-cash items: a $91 thousand increase in accounts payable and accrued expenses, $42 thousand in stock-based compensation, $74 thousand in depreciation expense, and $4 thousand in penalties and waived penalties on dividends. Future fluctuations in working capital balances will be dependent upon several factors, including, but not limited to, quarterly sales volumes and timing of invoicing, and the accuracy of our forecasts of product demand and component requirements.

Net cash used in investing activities for the three months ended March 31, 2017, was $9 thousand for net purchases of property and equipment, compared to no investing activities for the three months ended March 31, 2016.

Net cash provided by financing activities for the three months ended March 31, 2017, was $555 thousand resulting from proceeds of $580 thousand from an officer’s loan and $11 thousand on the exercise of stock options. This was offset by a provision of cash for $36 thousand payment on the principal of capital leases. Net cash provided by financing activities for the three months ended March 31, 2016, was $938 thousand resulting from proceeds of $525 thousand from an officer’s loan, proceeds of $364 thousand from the line of credit, and $99 thousand on the exercise of stock options. This was offset by a provision of cash for $50 thousand payment on the principal of capital leases.

At March 31, 2017, the Company did not have any material commitments for capital expenditures.

During the three months ended March 31, 2017, the Company funded its operations through the use of cash and cash equivalents and advances on the loan from our Chief Executive Officer.

As of March 31, 2017, we had cash and cash equivalents of approximately $193,000, up from approximately $64,000 as of December 31, 2016. We generated a net loss of $351,000 for the quarter ended March 31, 2017 compared to a net loss of $544,000 for the quarter ended March 31, 2016. As of March 31, 2017, in addition to cash and cash equivalents of $193,000, we had $235,000 of funding available from a promissory note to borrow up to $3.7 million from G. Ward Paxton, the Company’s Chief Executive Officer. We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources. Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months. We expect to fund our operations through anticipated Company profits and borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017, and concluded that the disclosure controls and procedures were effective.

Our management, with the participation of our principal officer and principal financial officer, evaluated our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) as of December 31, 2016. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          RISK FACTORS

Factors That May Affect Future Results of Operations

We are providing the following information regarding changes that have occurred to previously disclosed risk factors from our Annual Report on Form 10-K for the year ended December 31, 2016. In addition to the other information set forth below and elsewhere in this report, you should consider the factors discussed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2016. The risks described in our Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We may not have sufficient cash to operate our business and may not be able to maintain certain liquidity requirements under our existing debt instruments. Additional debt and equity offerings to fund future operations may not be available and, if available, may significantly dilute the value of our currently outstanding common stock.

As of March 31, 2017, we had cash and cash equivalents of approximately $193,000, . We generated a net loss of $351,000 for the quarter ended March 31, 2017. As of March 31, 2017, in addition to cash and cash equivalents of $193,000, we had $235,000 of funding is available from a promissory note to borrow up to $3.7 million from G. Ward Paxton, the Company’s Chief Executive Officer. We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources. We expect to fund our operations through anticipated Company profits and borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

We had a net loss of $351 thousand for the quarter ended March 31, 2017, and have an accumulated deficit of $61.9 million as of March 31, 2017. To achieve annual profitability, we must generate increased revenue levels.

For the quarter ended March 31, 2017, we generated a net loss of $351 thousand and had an accumulated deficit of approximately $61.9 million as of March 31, 2017, compared to a net loss of $544 thousand for the quarter ended March 31, 2016 and an accumulated deficit of approximately $60.5 million at March 31, 2016. We need to sustain greater revenue levels from the sales of our products if we are to achieve annual profitability. If we are unable to achieve these revenue levels, losses could happen for the near term and possibly longer, and we may not sustain profitability or generate positive cash flow from operations.

A large percentage of our revenues are received from U.S. government entities/resellers, and the loss of any one of these customers could reduce our revenues and materially harm our business and prospects.

A large percentage of our revenues result from sales to U.S. government entities/resellers. If we were to lose one or more of these key relationships, our revenues could decline and our business and prospects may be materially harmed. We expect that even if we are successful in developing relationships with non-governmental customers, our revenues will continue to be concentrated among government entities. For the quarter ended March 31, 2017, sales to U.S. government entities/resellers collectively accounted for 77.0% of our revenues, compared to 65.2% for the comparable period in 2016. The loss of any of these key relationships may send a negative message to other U.S. government entities or non-governmental customers concerning our product offering. We cannot assure you that U.S. government entities will be customers of ours in future periods or that we will be able to diversify our customer portfolio to adequately mitigate the risk of loss of any of these customers.

A large percentage of our revenues are from one product line with a limited number of customers, and the decrease of revenue from sales of this product line could materially harm our business and prospects.

A large percentage of our revenues result from sales of our security product line. Savant revenues were $0.1 million for the quarter ended March 31, 2017, remaining the same as the first quarter in 2016. TraceCop revenues were $1.5 million for the quarter ended March 31, 2017, remaining the same as the first quarter in 2016. There was one individual commercial customer in the first quarter of 2017 attributable for 19.9% of total revenue compared to one individual customer at 25.6% for the same period in 2016 that exceeded 10% of total revenues for that quarter. If sales of this key product line were to decrease, our revenues could decline and our business and prospects may be materially harmed.

We are highly dependent on sales made through indirect channels, the loss of which would materially adversely affect our operations.

We derived 77.0% of revenue in the first quarter of 2017 through indirect channels of mainly government resellers, compared to 67.7% of our revenues in the quarter ended March 31, 2016. We must continue to expand our sales through these indirect channels in order to increase our revenues. We cannot assure you that our products will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues. Further, many of our competitors are also trying to sell their products through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our products.

You will experience substantial dilution upon the conversion or redemption of the shares of preferred stock that we issued in our private placements or in the event we raise additional funds through the issuance of new shares of our common stock or securities convertible or exercisable into shares of common stock.

On April 30, 2017, we had 12,797,836 shares of common stock outstanding. Upon conversion of all outstanding shares of preferred stock, we will have 13,855,279 shares of common stock outstanding, approximately an 8.3% increase in the number of shares of our common stock outstanding.

In addition, management may issue additional shares of common stock or securities exercisable or convertible into shares of common stock in order to finance our continuing operations. Any future issuances of such securities would have additional dilutive effects on the existing holders of our Common Stock.

Further, the occurrence of certain events could entitle holders of our Series 2 Preferred Stock and Series 3 Preferred Stock to require us to redeem their shares for a certain number of shares of our common stock. Assuming (i) we have paid all liquidated damages and other amounts to the holders, (ii) paid all outstanding dividends, (iii) a volume weighted average price of $0.27, which was the ten-day volume weighted average closing price of our common stock on April 30, 2017, and (iv) our 12,797,836 shares of common stock outstanding on April 30, 2017, upon exercise of their redemption right by the holders of the Series 3 Preferred Stock and the Series 2 Preferred Stock, we would be obligated to issue approximately 1,832,000 shares of our common stock. This would represent an increase of approximately 14.4% in the number of shares of our common stock as of April 30, 2017.

The conversion of preferred stock we issued in the private placements may cause the price of our common stock to decline.

The holders of the shares of our 5% Preferred Stock may freely convert their shares of preferred stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission. As of April 30, 2017, 800,000 shares of our 5% Preferred Stock had converted into 1,272,263 shares of common stock and 200,000 shares of our 5% preferred stock remain outstanding.

The holders of the shares of Series 2 5% Preferred Stock may freely convert their shares of preferred stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission. As of April 30, 2017, 605,200 shares of Series 2 Preferred Stock had converted into 605,200 shares of common stock and 460,000 shares of Series 2 5% preferred stock remain outstanding.

The holders of the shares of Series 3 5% Preferred Stock may freely convert their shares of Series 3 Preferred Stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission. As of April 30, 2017, 275,230 shares of Series 3 Preferred Stock had converted into 275,230 shares of common stock and 289,377 shares of Series 3 5% preferred stock remain outstanding.

For the four weeks ended on April 30, 2017, the average daily trading volume of our common stock on the OTCQB was 2,300 shares. Consequently, if holders of preferred stock elect to convert their remaining shares and sell a material amount of their underlying shares of common stock on the open market, the increase in selling activity could cause a decline in the market price of our common stock. Furthermore, these sales, or the potential for these sales, could encourage short sales, causing additional downward pressure on the market price of our common stock.

You will experience substantial dilution upon the exercise of stock options currently outstanding.

On April 30, 2017, we had 12,797,836 shares of common stock outstanding. Upon the exercising of current options issued at or below the exercise price of $1.00, we will have approximately 14,700,000 shares of common stock outstanding, a 14.8% increase in the number of shares of our common stock outstanding.

Our management and larger stockholders exercise significant control over our company and have the ability to approve or take actions that may be adverse to your interests.

As of April 30, 2017, our executive officers, directors and preferred stockholders beneficially own approximately 29% of our voting power. In addition, other related parties control approximately 30% of voting power. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. These stockholders may use their influence to approve or take actions that may be adverse to the interests of holders of our Common Stock. Further, we contemplate the possible issuance of shares of our Common Stock or of securities exercisable or convertible into shares of our Common Stock in the future to our Chief Executive Officer and Chief Financial Officer. Any such issuance will increase the percentage of stock our Chief Executive Officer, Chief Financial Officer and our management group beneficially holds.

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

INTRUSION INC.

Date: May 15, 2017	/s/ G. Ward Paxton
G. Ward Paxton
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2017	/s/ Michael L. Paxton
Michael L. Paxton
Vice President, Chief Financial Officer, Treasurer & Secretary
(Principal Financial & Accounting Officer)