Form 10-Q
period 2017-09-30
INTRUSION INC
filed 2017-11-14
CIK 736012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on November 1, 2017 was 12,797,836.

INTRUSION INC.

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements	3

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016	3

Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016	4

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 4. Controls and Procedures	12

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 1A. Risk Factors	13

Item 6. Exhibits	15

Signature Page	16

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$263	$64
Accounts receivable	879	745
Inventories	30	45
Prepaid expenses	37	75
Total current assets	1,209	929
Property and equipment, net	162	308
Other assets	38	40
TOTAL ASSETS	$1,409	$1,277

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$1,060	$896
Dividends payable	411	303
Obligations under capital lease, current portion	70	139
Deferred revenue	658	395
Total current liabilities	2,199	1,733

Loan payable to officer	2,865	2,885
Obligations under capital lease, noncurrent portion	22	61

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value: Authorized shares – 5,000
Series 1 shares issued and outstanding — 200 Liquidation preference of $1,150 in 2017 and $1,113 in 2016	707	707
Series 2 shares issued and outstanding — 460 Liquidation preference of $1,313 in 2017 and $1,270 in 2016	724	724
Series 3 shares issued and outstanding — 289 Liquidation preference of $720 in 2017 and $697 in 2016	412	412
Common stock, $0.01 par value:
Authorized shares — 80,000
Issued shares — 12,808 in 2017 and 12,758 in 2016 Outstanding shares — 12,798 in 2017 and 12,748 in 2016	128	128
Common stock held in treasury, at cost – 10 shares	(362)	(362)
Additional paid-in capital	56,541	56,595
Accumulated deficit	(61,720)	(61,499)
Accumulated other comprehensive loss	(107)	(107)
Total stockholders’ deficit	(3,677)	(3,402)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,409	$1,277

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenue	$1,678	$1,595	$4,780	$4,693
Cost of revenue	736	610	1,951	1,677

Gross profit	942	985	2,829	3,016

Operating expenses:
Sales and marketing	394	429	1,169	1,276
Research and development	617	508	1,797	1,908
General and administrative	242	292	855	941

Operating loss	(311)	(244)	(992)	(1,109)

Other Income	928	—	928	—
Interest expense, net	(49)	(36)	(157)	(102)

Net Income (loss)	$568	$(280)	$(221)	$(1,211)

Preferred stock dividends accrued	(35)	(35)	(104)	(104)
Net income (loss) attributable to common stockholders	$533	$(315)	$(325)	$(1,315)

Net income (loss) per share attributable to common stockholders:
Basic	$0.04	$(0.02)	$(0.03)	$(0.10)
Diluted	$0.04	$(0.02)	$(0.03)	$(0.10)

Weighted average common shares outstanding:
Basic	12,798	12,748	12,781	12,733
Diluted	14,076	12,748	12,781	12,733

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30, 2017	September 30, 2016
Operating Activities:
Net loss	$(221)	$(1,211)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	159	218
Stock-based compensation	16	82
Penalties and waived penalties on dividends	24	13
Gain on sale of investment	(56)	—
Changes in operating assets and liabilities:
Accounts receivable	(134)	(8)
Inventories	15	(7)
Prepaid expenses and other assets	40	30
Accounts payable and accrued expenses	168	41
Deferred revenue	263	236
Net cash provided by (used in) operating activities	274	(606)

Investing Activities:
Purchases of property and equipment	(13)	(41)
Proceeds from sale of investment	56	—
Net cash provided by (used by) investing activities	43	(41)

Financing Activities:
Proceeds from line of credit	—	364
Payments on line of credit	—	(364)
Proceeds from stock options exercised	11	99
Borrowings on loans from officer	1,580	805
Payments on loans from officer	(1,600)	—
Principal payments on capital leases	(109)	(149)
Net cash provided by (used by) financing activities	(118)	755

Net increase in cash and cash equivalents	199	108
Cash and cash equivalents at beginning of period	64	102
Cash and cash equivalents at end of period	$263	$210

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:

Preferred stock dividends accrued	$104	$104
Purchase of leased equipment under capital lease	$—	$6

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

2.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The December 31, 2016 balance sheet was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States. However, we believe that the disclosures are adequate to make the information presented not misleading. In our opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2017, are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2016, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2017.

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different from the carrying value of these financial instruments. The estimated fair value of accounts receivable, accounts payable and accrued expenses, and dividends payable approximate their carrying amounts due to the relatively short maturity of these instruments. Loans payable to officer are with a related party and as a result do not bear market rates of interest (see Note 4).  Management believes based on its current financial position that it could not obtain comparable amounts of third party financing, and as such cannot estimate the fair value of the loans payable to officer. None of these instruments are held for trading purposes.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes most current revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for us beginning 2018. We will be using the following transition method:  a modified retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We do not believe the adoption of this guidance will have a material impact on our financial statements.

3.     Inventories (In thousands)

	September 30, 2017	December 31, 2016

Inventories consist of:
Finished products	30	45
Net inventory	$30	45

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

Amounts borrowed from this officer accrue interest at a floating rate per annum equal to Silicon Valley Bank’s (“SVB”) prime rate plus 1% (5.25% at September 30, 2017). All outstanding borrowings and accrued but unpaid interest is due on March 31, 2019. As of September 30, 2017, the borrowings outstanding totaled $2,865,000 and accrued interest totaled $308,000.

6.     Accounting for Stock-Based Compensation

During the three month periods ended September 30, 2017 and 2016, the Company did not grant any stock options to employees or directors. The Company recognized $6,000 and $20,000, respectively, of stock-based compensation expense for the three month periods ended September 30, 2017 and 2016. During the nine month periods ended September 30, 2017 and 2016, the Company granted 24,000 and 24,000, respectively, of stock options to employees and directors. The Company recognized $16,000 and $82,000, respectively, of stock-based compensation expense for the nine month periods ended September 30, 2017 and 2016.

During the three month periods ended September 30, 2017 and 2016, no options were exercised under the 2005 Plan. During the nine month periods ended September 30, 2017 and 2016, 50,000 and 136,000 options were exercised under the 2005 Plan, respectively.

Valuation Assumptions

The fair values of employee and director option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	For Three Months Ended September 30, 2017	For Three Months Ended September 30, 2016	For Nine Months Ended September 30, 2017	For Nine Months Ended September 30, 2016

Weighted average grant date fair value	-	-	$0.26	$0.29
Weighted average assumptions used:
Expected dividend yield	-	-	0.0%	0.0%
Risk-free interest rate	-	-	1.77%	1.38%
Expected volatility	-	-	75.0%	96.0%
Expected life (in years)	-	-	5.0	5.0

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

7.     Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period. Our common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding options and warrants. The aggregate number of common stock equivalents excluded from the diluted loss per share calculation for the three month periods ended September 30, 2017 and 2016 are 1,014,500 and 3,532,943 as they are antidilutive. The aggregate number of common stock equivalents excluded from the diluted loss per share calculation for the nine month periods ended September 30, 2017 and 2016 are 1,675,619 and 3,545,745 as they are antidilutive.

8. Concentrations

Our operations are concentrated in one area—security software/entity identification. Sales to the U.S. Government through direct and indirect channels totaled 90.6% of total revenues for the third quarter of 2017 compared to 78.4% of total revenues for the third quarter of 2016. During the third quarter of 2017, approximately 90.6% of total revenues were attributable to six government customers compared to approximately 78.4% of total revenues attributable to five government customers in the third quarter of 2016. Sales to commercial customers totaled 9.4% of total revenue for the third quarter of 2017 compared to 21.6% of total revenue for the third quarter of 2016. During the third quarter of 2017, approximately 6.2% of total revenue was attributable to one commercial customer compared to approximately 18.9% to one commercial customer in the third quarter of 2016. Our similar product and service offerings are not viewed as individual segments, as our management analyzes the business as a whole and expenses are not allocated to each product offering.

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

10.     Dividends Payable

During the quarter ended September 30, 2017, we accrued $14,000 in dividends payable to the holders of our 5% Preferred Stock, $15,000 in dividends payable to the holders of our Series 2 5% Preferred Stock and $8,000 in dividends payable to the holders of our Series 3 5% Preferred Stock. As of September 30, 2017, we have $411,000 in accrued and unpaid dividends.

Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year. These dividends continue to accrue on all our outstanding shares of preferred stock, regardless of whether we are legally able to pay them. If we are unable to pay dividends on our preferred stock, we will be required to accrue an additional late fee penalty of 18% per annum on the unpaid dividends for the Series 2 Preferred Stock and Series 3 Preferred Stock. Our CEO, CFO and one outside board member who are holders of our Series 2 and Series 3 Preferred Stock have waived any possible late fee penalties. In addition to this late penalty, the holders of our Series 2 Preferred Stock and Series 3 Preferred Stock could elect to present us with written notice of our failure to pay dividends as scheduled, in which case we would have 45 days to cure such a breach. In the event that we failed to cure the breach, the holders of these shares of preferred stock would then have the right to require us to redeem their shares of preferred stock for a cash amount calculated in accordance with their respective certificates of designation. If we were required to redeem all shares of Series 2 Preferred Stock and Series 3 Preferred Stock as of November 1, 2017, the aggregate redemption price we would owe would be $2.2 million.

11. Other Income

On July 7, 2017, the Company entered into a sale of certain IP addresses that were not currently being used in the Company's business operations and were not required for the Company's future business plans. The net proceeds from the sale of these intellectual property assets were in the amount of $872,000 which the Company received on August 9, 2017. In addition, $56,000 was received on August 3, 2017 from the sale of an investment. The receipt of these transactions had an immediate positive impact on the Company's liquidity position.

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

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Total revenue	100.0%	100.0%	100.0%	100.0%

Total cost of revenue	43.9	38.2	40.8	35.7

Gross profit	56.1	61.8	59.2	64.3

Operating expenses:
Sales and marketing	23.5	26.8	24.4	27.2
Research and development	36.7	31.9	37.6	40.7
General and administrative	14.4	18.4	17.9	20.0

Operating loss	(18.5)	(15.3)	(20.7)	(23.6)

Other income	55.3	—	19.4	—
Interest expense, net	(2.9)	(2.3)	(3.3)	(2.2)

Income (loss) before income tax provision	33.9	(17.6)	(4.6)	(25.8)

Income tax provision	—	—	—	—

Net income (loss)	33.9%	(17.6)%	(4.6)%	(25.8)%
Preferred stock dividends accrued	(2.1)	(2.2)	(2.2)	(2.2)

Net income (loss) attributable to common stockholders	31.8%	(19.8)%	(6.8)%	(28.0)%

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Domestic revenues	100.0%	100.0%	100.0%	100.0%
Export revenues	—	—	—	—

Net revenues	100.0%	100.0%	100.0%	100.0%

Net Revenues. Net revenues for the quarter and nine months ended September 30, 2017 were $1.7 million and $4.8 million, respectively, compared to $1.6 million and $4.7 million for the same periods in 2016. Product revenues increased $0.1 million for the quarter ended September 30, 2017, and increased $0.1 million for the nine months ended September 30, 2017 compared to the same periods in 2016. TraceCop sales for the quarters ended September 30, 2017 and 2016 were $1.7 million and $1.6 million, respectively. Savant sales were $29 thousand for the quarter ended September 30, 2017 and $22 thousand for the quarter ended September 30, 2016.

Concentration of Revenues. Revenues from sales to various U.S. government entities totaled $1.5 million, or 90.6% of revenues, for the quarter ended September 30, 2017 compared to $1.3 million, or 78.4% of revenues, for the same period in 2016. Revenues from sales to various U.S. government entities totaled $3.8 million, or 80.2% of revenues, for the nine months ended September 30, 2017 compared to $3.3 million, or 70.0% of revenues, for the same period in 2016. Sales to commercial customers totaled 9.4% of total revenue for the third quarter of 2017 compared to 21.6% of total revenue for the third quarter of 2016. During the third quarter of 2017, approximately 6.2% of total revenue was attributable to one commercial customer compared to approximately 18.9% to one commercial customer in the third quarter of 2016. Although we expect our concentration of revenues to vary among customers in future periods depending upon the timing of certain sales, we anticipate that sales to government customers will continue to account for a significant portion of our revenues in future periods. Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including, without limitation, potential disruption to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience. Although we do not anticipate that any of our revenues with government customers will be renegotiated, a large number of cancelled or renegotiated government orders could have a material adverse effect on our financial results. Currently, we are not aware of any proposed cancellation or renegotiation of any of our existing arrangements with government entities and, historically, government entities have not cancelled or renegotiated orders which had a material adverse effect on our business.

Gross Profit. Gross profit was $0.9 million or 56.1% of net revenues for the quarter ended September 30, 2017, compared to $1.0 million or 61.8% of net revenues for the quarter ended September 30, 2016. Gross profit was $2.8 million or 59.2% of net revenues for the nine months ended September 30, 2017 compared to $3.0 million or 64.3% of net revenues for the nine months ended September 30, 2016. Gross profit on product revenues for the quarter and nine months ended September 30, trended from 61.8% and 64.3%, respectively, in 2016 to 56.1% and 59.2%, respectively, in 2017 mainly due to a change in product mix and slightly higher labor cost associated with TraceCop sales. Gross profit as a percentage of net revenues is impacted by several factors, including shifts in product mix, changes in channels of distribution, revenue volume, pricing strategies, and fluctuations in revenues of integrated third-party products.

Sales and Marketing. Sales and marketing expenses remained constant at $0.4 million for the three months ended September 30, 2017 and 2016. Sales and marketing expenses decreased to $1.2 million for the nine months ended September 30, 2017 compared to $1.3 million for the same period in 2016. Sales and marketing expenses may vary in the future. We believe that these costs will increase through the end of 2017, due to increases associated with increases in revenue.

Research and Development. Research and development expenses increased to $0.6 million for the quarter ended September 30, 2017 compared to $0.5 million for the same period in 2016. Research and development expenses decreased to $1.8 million for the nine months ended September 30, 2017 compared to $1.9 million for the same period in 2016.   Research and development costs are expensed in the period incurred. Research and development expenses may vary in the future; however, we believe that these costs will remain relatively constant through the end of 2017, although expenses may be increased relative to increases in revenue.

General and Administrative. General and administrative expenses decreased to $0.2 million for the quarters ended September 30, 2017 compared to $0.3 million for the same period in 2016. General and administrative expenses remained constant at $0.9 million for the nine months ended for September 30, 2017 and 2016. It is expected that general and administrative expenses will remain relatively constant throughout the remainder of 2017, although expenses may be increased relative to increases in revenue.

Other Income. On July 7, 2017, the Company entered into a sale of certain IP addresses that were not currently being used in the Company's business operations and were not required for the Company's future business plans. The net proceeds from the sale of these intellectual property assets were in the amount of $872,000 which the Company received on August 9, 2017. In addition, $56,000 was received on August 3, 2017 from the sale of an investment.

Interest. Net interest expense increased to $49 thousand for the quarter ended September 30, 2017 compared to $36 thousand for the same period in 2016. Net interest expense increased to $157 thousand for the nine months ended September 30, 2017 compared to $102 thousand for the same period in 2016. The increase in interest expense was primarily due to an increase in the shareholder loan amount from our CEO and an increase in the prime rate by 0.25% in June. Net interest expense may vary in the future based on our level of borrowing, which will be affected by our cash flow, operating income and capital expenditures.

Liquidity and Capital Resources

Our principal source of liquidity at September 30, 2017, was approximately $263 thousand of cash and cash equivalents. At September 30, 2017, we had a working capital deficiency of $1.0 million compared to a $1.0 million deficiency at September 30, 2016.

Net cash provided by operations for the nine months ended September 30, 2017, was $274 thousand due to the following sources of cash and non-cash items: $263 thousand increase in deferred revenue, $168 thousand increase in accounts payable and accrued expenses, $40 thousand decrease in prepaid expenses and other assets, $15 thousand decrease in Inventories, $106 thousand in amortization expense of capital leases, $53 thousand in depreciation expense, $24 thousand in penalties and waived penalties on dividends, and $16 thousand in stock-based compensation. This was partially offset by a net operating loss of $221 thousand, $56 thousand gain on sale of investment and a $134 thousand increase in accounts receivable. Net cash used in operations for the nine months ended September 30, 2016, was $606 thousand due to a net loss of $1.2 million and the following use of cash: a $8 thousand decrease in accounts receivable and a $7 thousand decrease in Inventories. This was partially offset by the following sources of cash and non-cash items: $236 thousand increase in deferred revenue, $39 thousand increase in accounts payable and accrued expenses, a $31 thousand decrease in prepaid expenses and other assets, $71 thousand in depreciation expense, $147 thousand in amortization expense of capital leases, $82 thousand in stock-based compensation, and $13 thousand in penalties and waived penalties on dividends. Future fluctuations in inventory balances, accounts receivable and accounts payable will be dependent upon several factors, including, but not limited to, quarterly sales volumes and timing of invoicing, and the accuracy of our forecasts of product demand and component requirements.

Net cash provided by investing activities for the nine months ended September 30, 2017, was $43 thousand due to $56 thousand in proceeds from sale of investment offset by $13 thousand for net purchases of property and equipment, compared to $41 thousand for net purchases of property and equipment for cash used in investing activities for the nine months ended September 30, 2016.

Net cash used by financing activities for the nine months ended September 30, 2017, was $118 thousand due to $1.6 million in payments to the loan by an officer, and $109 thousand payment on the principal of capital leases. This was offset by: proceeds from a loan by an officer of $1.58 million and $11 thousand in proceeds from the exercise of stock options. Net cash provided by financing activities in 2016 was $755 thousand primarily due to proceeds from a loan by an officer of $805 thousand. Other provisions were proceeds from the line-of-credit of $364 thousand and $99 thousand from the exercise of stock options. This was directly offset by the following uses of cash: $364 thousand in payments to the line-of-credit and $149 thousand payment on principal on capital leases.

At September 30, 2017, the Company did not have any material commitments for capital expenditures.

During the nine months ended September 30, 2017, the Company funded its operations through the use of cash and cash equivalents sale of certain assets (see note 11) and advances under the CEO Note.

As of September 30, 2017, we had cash and cash equivalents of approximately $263,000, up from approximately $64,000 as of December 31, 2016. We generated net income of $568,000 for the quarter ended September 30, 2017 compared to net loss of $280,000 for the quarter ended September 30, 2016. We also received one-time revenue during our third quarter in the amount $872,000, recognized as other income, which increased our net income significantly.  As of September 30, 2017, in addition to cash and cash equivalents of $263,000, we had $835,000 funding available from a promissory note to borrow up to $3.7 million from G. Ward Paxton, the Company’s Chief Executive Officer. We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources. Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months. We expect to fund our operations through anticipated Company profits and borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017, and concluded that the disclosure controls and procedures were effective.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) as of December 31, 2016, and concluded that there have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Factors That May Affect Future Results of Operations

We are providing the following information regarding changes that have occurred to previously disclosed risk factors from our Annual Report on Form 10-K for the year ended December 31, 2016. In addition to the other information set forth below and elsewhere in this report, you should consider the factors discussed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2016 and the previous Quarterly Reports filed on Form 10-Q for the periods ended on March 31, 2017 and June 30, 2017. The risks described in our Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We may not have sufficient cash to operate our business. Additional debt and equity offerings to fund future operations may not be available and, if available, may significantly dilute the value of our currently outstanding common stock.

As of September 30, 2017, we had cash and cash equivalents of approximately $263,000, up from approximately $64,000 as of December 31, 2016. We generated net income of $568,000 for the quarter ended September 30, 2017 compared to net loss of $280,000 for the quarter ended September 30, 2016. We also received one-time revenue during our third quarter in the amount $872,000, recognized as other income, which increased our net income significantly.  As of September 30, 2017, in addition to cash and cash equivalents of $263,000, we had $835,000 funding available from a promissory note to borrow up to $3.7 million from G. Ward Paxton, the Company’s Chief Executive Officer. We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources. Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months. We expect to fund our operations through anticipated Company profits and borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

We had net income of $568 thousand for the quarter ended September 30, 2017, and have an accumulated deficit of $61.7 million as of September 30, 2017. To achieve annual profitability, we must generate increased revenue levels.

For the quarter ended September 30, 2017, we generated net income of $568 thousand and had an accumulated deficit of approximately $61.7 million, compared to a net loss of $280 thousand for the quarter ended September 30, 2016 and an accumulated deficit of approximately $61.2 million. We need to sustain greater revenue levels from the sales of our products if we are to achieve annual profitability. If we are unable to achieve these revenue levels, losses could happen for the near term and possibly longer, and we may not sustain profitability or generate positive cash flow from operations.

A large percentage of our revenues are received from U.S. government entities/resellers, and the loss of any one of these customers could reduce our revenues and materially harm our business and prospects.

A large percentage of our revenues result from sales to U.S. government entities/resellers. If we were to lose one or more of these key relationships, our revenues could decline and our business and prospects may be materially harmed. We expect that even if we are successful in developing relationships with non-governmental customers, our revenues will continue to be concentrated among government entities. For the quarter ended September 30, 2017, sales to U.S. government entities/resellers collectively accounted for 90.6% of our revenues, compared to 78.4% for the comparable period in 2016. The loss of any of these key relationships may send a negative message to other U.S. government entities or non-governmental customers concerning our product offering. We cannot assure you that U.S. government entities will be customers of ours in future periods or that we will be able to diversify our customer portfolio to adequately mitigate the risk of loss of any of these customers.

A large percentage of our revenues are from one product line with a limited number of customers, and the decrease of revenue from sales of this product line could materially harm our business and prospects.

A large percentage of our revenues result from sales of our security product line. Savant revenues were $29 thousand for the quarter ended September 30, 2017 compared to $22 thousand for the same period in 2016. TraceCop revenues were $1.7 million for the quarter ended September 30, 2017, compared to $1.6 million for the same quarter in 2016. No individual commercial customer in the third quarter of 2017 exceeded 10% of total revenues compared to one customer at 18.9% for the same period in 2016 that exceeded 10% of total revenues for that quarter. If sales of this key product line were to decrease, our revenues could decline and our business and prospects may be materially harmed.

We are highly dependent on sales made through indirect channels, the loss of which would materially adversely affect our operations.

We derived 92.1% of revenue in the third quarter of 2017 through indirect channels of mainly government resellers, compared to 79.8% of our revenues in the quarter ended September 30, 2016. We must continue to expand our sales through these indirect channels in order to increase our revenues. We cannot assure you that our products will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues. Further, many of our competitors are also trying to sell their products through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our products.

You will experience substantial dilution upon the conversion or redemption of the shares of preferred stock that we issued in our private placements or in the event we raise additional funds through the issuance of new shares of our common stock or securities convertible or exercisable into shares of common stock.

On November 1, 2017, we had 12,797,836 shares of common stock outstanding. Upon conversion of all outstanding shares of preferred stock, we will have 13,865,279 shares of common stock outstanding, approximately an 8.3% increase in the number of shares of our common stock outstanding.

In addition, management may issue additional shares of common stock or securities exercisable or convertible into shares of common stock in order to finance our continuing operations. Any future issuances of such securities would have additional dilutive effects on the existing holders of our Common Stock.

Further, the occurrence of certain events could entitle holders of our Series 2 Preferred Stock and Series 3 Preferred Stock to require us to redeem their shares for a certain number of shares of our common stock. Assuming (i) we have paid all liquidated damages and other amounts to the holders, (ii) paid all outstanding dividends, (iii) a volume weighted average price of $0.23, which was the ten-day volume weighted average closing price of our common stock on October 27, 2017, and (iv) our 12,797,836 shares of common stock outstanding on October 27, 2017, upon exercise of their redemption right by the holders of the Series 3 Preferred Stock and the Series 2 Preferred Stock, we would be obligated to issue approximately 1,215,000 shares of our common stock. This would represent an increase of approximately 9.5% in the number of shares of our common stock as of October 27, 2017.

The conversion of preferred stock we issued in the private placements may cause the price of our common stock to decline.

The holders of the shares of our 5% Preferred Stock may freely convert their shares of preferred stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission. As of November 1, 2017, 800,000 shares of our 5% Preferred Stock had converted into 1,272,263 shares of common stock and 200,000 shares of our 5% preferred stock, convertible into 318,065 shares of common stock, remain outstanding.

The holders of the shares of Series 2 5% Preferred Stock may freely convert their shares of preferred stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission. As of November 1, 2017, 605,200 shares of Series 2 Preferred Stock had converted into 605,200 shares of common stock and 460,000 shares of Series 2 5% preferred stock remain outstanding.

The holders of the shares of Series 3 5% Preferred Stock may freely convert their shares of Series 3 Preferred Stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission. As of November 1, 2017, 275,230 shares of Series 3 Preferred Stock had converted into 275,230 shares of common stock and 289,377 shares of Series 3 5% preferred stock remain outstanding.

For the four weeks ended on October 27, 2017, the average daily trading volume of our common stock on the OTCQB was 2,011 shares. Consequently, if holders of preferred stock elect to convert their remaining shares and sell a material amount of their underlying shares of common stock on the open market, the increase in selling activity could cause a decline in the market price of our common stock. Furthermore, these sales, or the potential for these sales, could encourage short sales, causing additional downward pressure on the market price of our common stock.

You will experience substantial dilution upon the exercise of stock options currently outstanding.

On November 1, 2017, we had 12,797,836 shares of common stock outstanding. Upon the exercising of current options exercisable at or below the exercise price of $1.10, we will have approximately 14,905,000 shares of common stock outstanding, an 18.0% increase in the number of shares of our common stock outstanding.

Our management and larger stockholders exercise significant control over our company and have the ability to approve or take actions that may be adverse to your interests.

As of November 1, 2017, our executive officers, directors and preferred stockholders beneficially own approximately 29% of our voting power. In addition, other related parties control approximately 30% of voting power. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. These stockholders may use their influence to approve or take actions that may be adverse to the interests of holders of our Common Stock. Further, we contemplate the possible issuance of shares of our Common Stock or of securities exercisable or convertible into shares of our Common Stock in the future to our Chief Executive Officer and Chief Financial Officer. Any such issuance will increase the percentage of stock our Chief Executive Officer, Chief Financial Officer and our management group beneficially holds.

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

INTRUSION INC.

Date: November 14, 2017	/s/ G. Ward Paxton
G. Ward Paxton
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2017	/s/ Michael L. Paxton
Michael L. Paxton
Vice President, Chief Financial Officer,
Treasurer & Secretary
(Principal Financial & Accounting Officer)