Form 10-K
period 2017-12-31
INTRUSION INC
filed 2018-03-29
CIK 736012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2017: $4,052,000.

As of February 28, 2018, 13,011,836 shares of the issuer’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement filed in connection with the Registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

General

We develop, market and support a family of entity identification, high speed data mining, cybercrime and advanced persistent threat detection products. Our product families include:

●	TraceCop™ for identity discovery and disclosure,
●	Savant™ for high speed network data mining and analytics, and advanced persistent threat detection.

We market and distribute our products through a direct sales force to:

●	end-users,
●	value-added resellers,
●	system integrators,
●	managed service providers, and
●	distributors.

Our end-user customers include:

●	U.S. federal government entities,
●	local government entities,
●	banks,
●	airlines,
●	credit unions,
●	other financial institutions,
●	hospitals and other healthcare providers, and
●	other customers.

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

Government Sales

Sales to U.S. government customers accounted for 81.6% of our revenues for the year ended December 31, 2017, compared to 69.3% of our revenue in 2016. We expect to continue to derive a substantial portion of our revenues from sales to governmental entities in the future as we continue to market our entity identification products and data mining products to the government. Sales to the government present risks in addition to those involved in sales to commercial customers that could adversely affect our revenues, including potential disruption due to irregularities in or interruptions to appropriation and spending patterns, delays in approving a federal budget and the government’s reservation of the right to cancel contracts and purchase orders for its convenience.

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

Industry Background

We develop, market and support a family of entity identification products, data mining and advanced persistent threat detection products. Our product families include:

●	TraceCop for entity identification and;
●	Savant for high speed data mining and advanced persistent threat detection.

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

Savant

Savant is a high speed network data mining and analytic product which organizes the data into networks of relationships and associations. Savant operates on networks with data flows of up to 20 gigabits without dropping packets. Savant provides corporate CIOs and CISOs with the ability to assess and mitigate many of todays’ cybersecurity threats and challenges. The Savant solution provides real-time access and insight into a company’s own indisputable and quantifiable network data for more effective, unbiased decision making. Uses of the Savant product include data mining, data loss prevention, advanced persistent threat detection and identification of Internet habits of network users. Savant is a software product which we license to our customers and for which we sell data updates. We also re-sell the server required to implement Savant into the customer’s network.

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

During 2017 and 2016, our research and development expenditures were approximately $2.2 and $2.5 million, respectively. All of our expenditures for research and development have been expensed as incurred. At December 31, 2017, we had 21 employees engaged in research, product development and engineering.

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

Sales, Marketing and Customers

Field Sales Force. Our direct sales organization focuses on major account sales, channel partners including distributors, value added resellers (VARs) and integrators; promotes our products to current and potential customers; and monitors evolving customer requirements. The field sales and technical support force provides training and technical support to our resellers and end users and assists our customers in designing cyber secure data networking solutions. We currently conduct sales and marketing efforts from our principal office in Richardson (Dallas), Texas. In addition, we have sales personnel, sales engineers or sales representatives located in Virginia and California.

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

Foreign Sales. We believe that rapidly evolving international markets are potential sources of future sales. Our export sales are currently planned to be made through an indirect sales force comprised of international resellers in Europe and Asia. Export sales did not account for any revenue in 2017 and 2016. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report for a geographic breakdown of our revenue in 2017 and 2016.

Marketing. We have implemented several methods to market our products, including participation in trade shows and seminars, distribution of sales literature and product specifications and ongoing communication with our resellers and installed base of end-user customers.

Customers. Our end-user customers include U.S. federal government entities, financial institutions, energy companies and healthcare providers. Sales to certain customers and groups of customers can be impacted by seasonal capital expenditure approval cycles, and sales to customers within certain geographic regions can be subject to seasonal fluctuations in demand.

In 2017, 81.6% of our revenue was derived from a variety of U.S. government entities through direct sales and indirectly through system integrators and resellers. These sales are attributable to six U.S. Government customers through direct and indirect channels, three exceeded 10% of total revenue individually in 2017. Comparatively, sales to the U.S. Government through direct and indirect channels totaled 69.3% of total revenues for 2016. These sales are attributable to six U.S. Government customers through direct and indirect channels, three exceeded 10% of total revenue individually in 2016. A reduction in our sales to U.S. government entities could have a material adverse effect on our business and operating results if not replaced.

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

We warrant all of our products against defects in materials and workmanship for periods ranging from 90 days to 36 months. Before and after expiration of the product warranty period, we offer both on-site and factory-based support, parts replacement and repair services. Extended warranty services are separately invoiced on a time and materials basis or under an annual maintenance contract.

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

There are numerous companies competing in various segments of the data security markets. At this time, we have limited competitors for TraceCop; however, we expect competitors to emerge in the future. These competitors perform only a portion of the functions that we currently perform with TraceCop. Also, we have been collecting the TraceCop data continuously for more than ten years. We believe that none of our current or future competitors have the ability to provide this historical data. In our newest market segment, data mining and advanced persistent threat detection, we compete with several companies including Niksun, NetScout, Fireeye (Mandiant) and Palo Alto Networks.

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

Employees

As of December 31, 2017, we employed a total of 31 full time persons, including 6 in sales, marketing and technical support, 21 in research, product development and engineering, and 4 in administration and finance.

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

As of December 31, 2017, we had cash and cash equivalents of approximately $224,000, up from approximately $64,000 as of December 31, 2016. We generated a net loss of $30,000 for the year ended December 31, 2017 compared to net loss of $1,552,000 for the year ended December 31, 2016. The net loss in 2017 included other income of 928,000, of which $872,000 came from the sale of certain unusedIP addresses and $56,000 from the sale of an investment. As of February 28, 2018, in addition to cash and cash equivalents, $835,000 of funding is available from a promissory note to borrow up to $3.7 million from G. Ward Paxton, the Company’s Chief Executive Officer. We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources. Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures through March 31, 2019. We expect to fund our operations through anticipated Company profits, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, could have the effect of diluting our existing common stockholders, perhaps significantly. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

We had a net loss of $30 thousand for the year ended December 31, 2017 and have an accumulated deficit of $61.5 million as of December 31, 2017. To achieve sustainable profitability, we must generate increased revenue.

For the year ended December 31, 2017, we had a net loss of $30 thousand and had an accumulated deficit of approximately $61.5 million as of December 31, 2017, compared to a net loss of $1.55 million and an accumulated deficit of approximately $61.5 million as of December 31, 2016. We need to generate greater revenue from the sales of our products and services if we are to achieve profitability. If we are unable to generate greater revenue, net losses may continue and we may never be able to sustain profitability or generate positive cash flow from operations in the future.

If our products do not achieve market acceptance, our revenue growth may suffer.

Our security products, advanced persistent threat detection and entity identification products have been in the market place for a limited period of time and may have longer sales cycles than our previous products. Accordingly, we may not achieve the meaningful revenue growth needed to sustain operations. We can provide no assurances that sales of our newer products will grow or generate sufficient revenues to sustain our business. If we are unable to recognize revenues due to longer sales cycles or other problems, our results of operations will be adversely affected, perhaps materially.

We have not yet received broad market acceptance for our products. We cannot assure you that our present or future products will achieve market acceptance on a sustained basis. In order to achieve market acceptance and achieve future revenue growth, we must introduce complementary security products, incorporate new technologies into our existing product lines and design, develop and successfully commercialize higher performance products in a timely manner. We cannot assure you that we will be able to offer new or complementary products that gain market acceptance quickly enough to avoid decreased revenues during current or future product introductions or transitions.

A large percentage of our revenues are received from U.S. government entities, and the loss of any one of these customers could reduce our revenues and materially harm our business and prospects.

A large percentage of our revenues result from sales to U.S. government entities. If we were to lose one or more of these key relationships, our revenues could decline and our business and prospects may be materially harmed. We expect that even if we are successful in developing relationships with non-governmental customers, our revenues will continue to be concentrated among government entities. For the years ended December 31, 2015, 2016 and 2017, sales to U.S. government entities collectively accounted for 54.7%, 69.3% and 81.6% of our total net revenues, respectively. The loss of any of these key relationships may send a negative message to other U.S. government entities or non-governmental customers concerning our product offering. We cannot assure you that U.S. government entities will be customers of ours in future periods or that we will be able to diversify our customer portfolio to adequately mitigate the risk of loss of any of these customers.

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

For the years ended December 31, 2015, 2016 and 2017, we derived 74.7%, 70.7% and 81.6% of our revenues from sales through indirect sales channels, such as distributors, value-added resellers, system integrators, original equipment manufacturers and managed service providers. We must expand our sales through these indirect channels in order to increase our revenues. We cannot assure you that our products will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues. Further, many of our competitors are also trying to sell their products through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our products.

The payment of dividends on our preferred stock may strain our cash resources.

On March 25, 2004, we completed a $5,000,000 private placement pursuant to which we issued 1,000,000 shares of our 5% Convertible Preferred Stock (the “Series 1 Preferred Stock”) and warrants to acquire 556,619 shares of our common stock. The conversion price for the Series 1 Preferred Stock is $3.144 per share. As of February 28, 2018, there were 200,000 shares of the Series 1 Preferred Stock outstanding, representing approximately 318,065 shares of common stock upon conversion.

On March 28, 2005, we completed a $2,663,000 private placement pursuant to which we issued 1,065,200 shares of our Series 2 5% Convertible Preferred Stock (the “Series 2 Preferred Stock”) and warrants to acquire 532,600 shares of our common stock. The conversion price for the Series 2 Preferred Stock is $2.50 per share. As of February 28, 2018, there were 460,000 shares of the Series 2 Preferred Stock outstanding, representing 460,000 shares of common stock upon conversion.

On December 2, 2005, we completed a $1,230,843 private placement pursuant to which we issued 564,607 shares of our Series 3 5% preferred stock (the “Series 3 Preferred Stock”) and warrants to acquire 282,306 shares of our common stock. The conversion price for the Series 3 Preferred Stock is $2.18 per share. As of February 28, 2018, there were 289,377 shares of Series 3 Preferred Stock outstanding, representing 289,377 shares of common stock upon conversion.

If we are unable to pay scheduled dividends on shares of our preferred stock it could potentially result in additional consequences, some of them material.

Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year. We currently have dividend payments that are past due because we do not currently have a capital surplus or fiscal year net profits. We cannot assure you that our net assets will exceed our stated capital or that we will have sufficient net profits in order to pay these dividends in the future. These dividends continue to accrue on all our outstanding shares of preferred stock, regardless of whether we are legally able to pay them. If we continue to be unable to pay dividends on our preferred stock, we will be required to accrue an additional late fee penalty of 18% per annum on the unpaid dividends for the Series 2 Preferred Stock and Series 3 Preferred Stock. Our CEO, CFO and one outside board member who are invested in Series 2 and Series 3 Preferred Stock have waived any possible late fee penalties. In addition to this late penalty, the holders of our Series 2 Preferred Stock and Series 3 Preferred Stock could elect to present us with written notice of our failure to pay dividends as scheduled, in which case we would have 45 days to cure such a breach. In the event that we failed to cure the breach, the holders of these shares of preferred stock would then have the right to require us to redeem their shares of preferred stock for a cash amount calculated in accordance with their respective certificates of designation. If we were required to redeem all shares of Series 2 Preferred Stock and Series 3 Preferred Stock as of February 28, 2018, the aggregate redemption price we would owe would be $2.0 million.

You will experience substantial dilution upon the conversion or redemption of the shares of preferred stock or in the event we raise additional funds through the issuance of new shares of our common stock or securities convertible or exercisable into shares of common stock.

On February 28, 2018, we had 13,011,836 shares of common stock outstanding. Upon conversion of all outstanding shares of preferred stock, we will have 14,080,114 shares of common stock outstanding, approximately an 8.2% increase in the number of shares of our common stock outstanding.

In addition, management may issue additional shares of common stock or securities exercisable or convertible into shares of common stock in order to finance our continuing operations. Any future issuances of such securities would have additional dilutive effects on the existing holders of our Common Stock.

Further, the occurrence of certain events could entitle holders of our Series 2 Preferred Stock and Series 3 Preferred Stock to require us to redeem their shares for a certain number of shares of our common stock. Assuming (i) we have paid all liquidated damages and other amounts to the holders, (ii) paid all outstanding dividends, (iii) a volume weighted average price of $1.09, which was the ten-day volume weighted average closing price of our common stock on February 23, 2018, and (iv) our 13,011,836 shares of common stock outstanding on February 28, 2018, upon exercise of their redemption right by the holders of the Series 3 Preferred Stock and the Series 2 Preferred Stock, we would be obligated to issue approximately 416,000 shares of our common stock. This would represent an increase of approximately 3.2% in the number of shares of our common stock as of February 28, 2018.

The conversion of preferred stock we issued in the private placements may cause the price of our common stock to decline.

The holders of the shares of our 5% Preferred Stock may freely convert their shares of preferred stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission. As of February 28, 2018, 800,000 shares of our 5% Preferred Stock had converted into 1,272,263 shares of common stock.

The holders of the shares of Series 2 5% Preferred Stock may freely convert their shares of preferred stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission. As of February 28, 2018, 605,200 shares of Series 2 Preferred Stock had converted into 605,200 shares of common stock.

The holders of the shares of Series 3 5% Preferred Stock may freely convert their shares of Series 3 Preferred Stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission. As of February 28, 2018, 275,230 shares of Series 3 Preferred Stock had converted into 275,230 shares of common stock.

For the four weeks ended on February 23, 2018, the average daily trading volume of our common stock on the OTCQB was 3,165 shares. Consequently, if holders of preferred stock elect to convert their remaining shares and sell a material amount of their underlying shares of common stock on the open market, the increase in selling activity could cause a decline in the market price of our common stock. Furthermore, these sales, or the potential for these sales, could encourage short sales, causing additional downward pressure on the market price of our common stock.

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

On February 28, 2018, we had 13,011,836 shares of common stock outstanding. Upon the exercising of current options issued at or below the exercise price of $1.00, we will have approximately 14,179,000 shares of common stock outstanding, an 9.0% increase in the number of shares of our common stock outstanding.

We resemble a developmental stage company and our business strategy may not be successful.

We depend exclusively on revenues generated from the sale of our network security/advanced persistent threat detection products (Savant), which have received limited market acceptance and our entity identification, data mining and analytic product (TraceCop). We can provide no assurances that our products will ever achieve widespread market acceptance or that an adequate market for these products will ever emerge. Consequently, we resemble a developmental stage company and will face the following inherent risks and uncertainties:

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

As of February 28, 2018, our executive officers, directors and preferred stockholders beneficially own approximately 31% of our voting power. In addition, other related parties control approximately 27% of our voting power. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. These stockholders may use their influence to approve or take actions that may be adverse to the interests of other holders of our Common Stock. Further, we contemplate the possible issuance of shares of our Common Stock or of securities exercisable or convertible into shares of our Common Stock in the future to our Chief Executive Officer and Chief Financial Officer. Any such issuance will increase the percentage of stock our Chief Executive Officer, Chief Financial Officer and our management group beneficially hold.

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

The market price of our common stock has been highly volatile in the past and may continue to be volatile in the future. For example, in fiscal year 2017, the market price of our common stock on the OTCQB Marketplace (“OTCQB”) fluctuated between $0.19 and $1.35 per share. The market price of our common stock may fluctuate significantly in the future in response to a number of factors, many of which are outside our control, including:

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

Approximately thirty percent of our security software research and development and engineering staff are located in two separate small facilities in San Diego, California. The leases for these facilities are currently set to expire in March 2019.

We believe that the existing facilities at December 31, 2017, will be adequate to meet our operational requirements through 2018. We believe that all such facilities are adequately covered by appropriate property insurance. See Note 4 to our Consolidated Financial Statements for additional information regarding our obligations under leases.

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

Our common stock trades on the OTCQB, where it is currently listed under the symbol “INTZ.” As of February 28, 2018, there were approximately 120 registered holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low bid prices per share of our common stock, as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2017 (high/low bid prices per share)		2016 (high/low bid prices per share)
	High	Low	High	Low

First Quarter	$0.43	$0.19	$1.09	$0.51
Second Quarter	0.55	0.24	0.60	0.25
Third Quarter	0.61	0.25	0.43	0.20
Fourth Quarter	1.35	0.26	1.00	0.12

We have not declared or paid cash dividends on our common stock in our two most recent fiscal years. We intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Future dividends on common stock, if any, will be determined by our Board of Directors. However, shares of our 5% convertible preferred stock accrue cash dividends equal to $0.25 per share per annum, payable in arrears on March 31 and September 30 of each year, and shares of our Series 2 5% and Series 3 5% convertible preferred stock accrue cash dividends equal to $0.125 and $0.109 per share per annum, respectively, payable in arrears on the first business day of March, June, September and December of each year. During the fiscal year ended December 31, 2017, we accrued $50,000 in dividends to the holders of our 5% Preferred Stock, $57,000 in dividends to the holders of our Series 2 5% Preferred Stock and $32,000 in dividends to the holders of our Series 3 5% Preferred Stock. Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.

All stock option plans under which our common stock is reserved for issuance have previously been approved by our stockholders. The following table provides summary information as of December 31, 2017 for all of our equity compensation plans (in thousands, except per share data). See Note 9 to our consolidated financial statements for additional discussion.

	Number of shares of common stock to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options	No. of shares of common stock remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	1,745.5	(1)	$0.68	507.0
Equity compensation plans not approved by security holders	—		—	—
Total	1,745.5		$0.68	507.0

(1)	Included in the outstanding options are 1,652,500 from the 2005 Stock Incentive Plan and 93,000 from the 2015 Stock Option Plan.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We develop, market and support a family of entity identification products, data mining and advanced persistent threat detection products. Our product families include:

●	TraceCop for identity identification; and

●	Savant for data mining and analytics/advanced persistent threat detection.

Intrusion’s products help protect critical information assets by quickly detecting, protecting, analyzing and reporting attacks or misuse of classified and private data for government and enterprise networks.

Our revenues have been fairly consistent over the past few years due primarily to our focus on our TraceCop and Savant product lines. To date, we have not encountered significant competition in the TraceCop and Savant markets that has caused us to decrease our sales prices when compared to sales prices in previous years. To help keep our operation expenses under control, we held our employee headcount at a reasonable level in 2017 compared to 2016. At December 31, 2016, we employed 32 full time persons and at December 31, 2017, we employed 31 full time persons. Our margins for direct labor only were comparable at 64.2% in 2016, and 64.0% in 2017.

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

Revenue Recognition

We generally recognize product revenue upon shipment. These products can include hardware, perpetual software licenses and data sets. Data set updates are the majority of our sales. We do not currently offer software on a subscription basis. Warranty costs and sales returns have not been material.

We recognize sales of our data sets in accordance with FASB ASC Topic 606 whereby revenue from contracts with customers is not recognized until all five of the following have been met:

i)	identify the contract with a customer;
ii)	identify the performance obligations in the contract;
iii)	determine the transaction price;
iv)	allocate the transaction price to the separate performance obligations; and
v)	recognize revenue upon satisfaction of a performance obligation.

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

Shipping and handling costs are billed to the customer and included in product revenue. Shipping and handling expenses are included in cost of product revenue.

Allowances for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our receivables are uncollaterized, and we expect to continue this policy in the future. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, increased allowances may be required. Historically, our estimates for sales returns and doubtful accounts have not differed materially from actual results.

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

Results of Operations

The following tables set forth, for the periods indicated, certain financial data as a percentage of net revenue.

	Year Ended December 31,
	2017	2016

Net product revenue	100.0%	100.0%

Total cost of revenue	41.2	35.8

Gross profit	58.8	64.2
Operating expenses:
Sales and marketing	22.3	26.8
Research and development	31.5	41.0
General and administrative	15.9	19.5
Operating loss	(10.9)	(23.1)
Interest expense, net	(3.0)	(2.3)
Other income, net	13.5	—
Loss from operations before income taxes	(0.4)	(25.4)
Income tax provision	—	—
Net loss	(0.4)	(25.4)
Preferred stock dividends accrued	(2.1)	(2.3)
Net loss attributable to common stockholders	(2.5)%	(27.7)%

2017 compared with 2016

Net Revenue

Total revenue increased 12.5% to $6.9 million in 2017 from $6.1 million in 2016. The increase in revenue was related to growth in our TraceCop product line. We expect our product revenues to increase in the future as the market acceptance of our TraceCop and Savant product lines increase.

There were no export sales in 2017 and 2016 primarily due to our focus on domestic revenue sales. Sales of our products internationally may be subject to currency exchange risk, which may cause our products to effectively increase in price, if the exchange rate moves significantly and the dollar gains value over the foreign currency.

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

Gross Profit

Gross profit increased 3.0% to $4.0 million in 2017 from $3.9 million in 2016. As a percentage of net revenue, gross profit decreased from 64.2% in 2016 to 58.8% in 2017. Gross profit as a percentage of revenue, decreased in 2017 compared to 2016 because of higher average labor expenses related to new projects.

Gross profit as a percentage of net revenue is impacted by several factors, including shifts in product mix, changes in channels of distribution, sales volume, fluctuations in manufacturing costs, labor costs, pricing strategies, and fluctuations in sales of integrated third-party products.

Sales and Marketing

Sales and marketing expenses decreased to $1.5 million or 22.3% of net revenue in 2017, compared to $1.6 million or 26.8% of net revenue in 2016. The decrease in sales and marketing expense was due to a decrease in sales labor expense. We expect sales and marketing expenses to increase as net revenue levels increase in 2018.

Research and Development

Research and development expenses decreased to $2.2 million or 31.5% of net revenue in 2017 compared to $2.5 million or 41.0% of net revenue in 2016. The decrease in research and development expense was due to labor expense shifted to direct labor costs on new projects. Our research and development costs are expensed in the period in which they are incurred. We expect research and development expenses to increase as net revenue levels increase in 2018.

General and Administrative

General and administrative expenses decreased slightly to $1.1 million, or 15.9% of net revenue in 2017 compared to $1.2 million or 19.5% of net revenue in 2016 as a result of continuing efforts to keep spending under control. We expect general and administration expenses to remain fairly constant but increase as net revenue levels increase in 2018.

Interest Expense

Interest expense increased to $209 thousand in 2017, compared to $145 thousand in 2016. Interest expense increased due to increased amount of Loan Payable to Officer. Interest expense will vary in the future based on our cash flow and borrowing needs.

Other Income

On July 7, 2017, the Company entered into a sale of certain IP addresses that were not currently being used in the Company's business operations and were not required for the Company's future business plans. The net proceeds from the sale of these intellectual property assets were in the amount of $872,000 which the Company received on August 9, 2017. In addition, $56,000 was received on August 3, 2017, from the sale of an investment.

Income Taxes

Our effective income tax rate was 0% in 2017 and 2016 as valuation allowances have been recorded for the entire amount of the net deferred tax assets due to uncertainty of realization. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“the Tax Act”) which significantly changed U.S. tax law.  The Tax Act lowered the Company’s statutory federal income tax rate from a maximum of 39% to a rate of 21% effective January 1, 2018.

Liquidity and Capital Resources

Our principal source of liquidity at December 31, 2017 was $0.2 million of cash and cash equivalents. As of December 31, 2017, we do not hold investments with a stated maturity beyond one year. Working capital at December 31, 2017, was a deficiency of $0.8 million, while at December 31, 2016, it was the same at $0.8 million.

Net cash provided by operations for the twelve months ended December 31, 2017, was $272 thousand due to the following sources of cash and non-cash items: a $291 thousand increase in accounts payable and accrued expenses, a $30 thousand decrease in inventories, an $11 thousand increase in deferred revenue, $69 thousand in depreciation expense, $137 thousand in amortization expense of capital leases and other assets, $18 thousand in stock-based compensation, and $33 thousand in waived penalties on dividends. This was partially offset by a net operating loss of $30 thousand (The net loss in 2017 included other income of 928,000, of which $872,000 came from the sale of certain unused IP addresses and $56,000 from the sale of an investment.), a $217 thousand increase in accounts receivable, $56 thousand gain on sale of investment, and a $14 thousand increase in prepaid expenses and other assets. Net cash used in operations for the twelve months ended December 31, 2016, was $1.243 million due to a net loss of $1.552 million and the following uses of cash: a $165 thousand increase in accounts receivable and a $6 thousand increase in prepaid expenses and other assets. This was partially offset by the following sources of cash and non-cash items: $9 thousand increase in deferred revenue, $60 thousand increase in accounts payable and accrued expenses, $93 thousand in depreciation expense, $201 thousand in amortization expense of capital leases and other assets, $96 thousand in stock-based compensation, and $20 thousand in waived penalties on dividends. Future fluctuations in accounts receivable, inventory balances and accounts payable will be dependent upon several factors, including quarterly sales, timely collection of accounts receivable, and the accuracy of our forecasts of product demand and component requirements.

Net cash provided by investing activities in 2017 was $36 thousand primarily from the proceeds from the sale of investments of $56 thousand and offset by using $20 thousand for purchases of property and equipment. Net cash used in investing activities in 2016 was $47 thousand for purchases of property and equipment.

Net cash used by financing activities in 2017 was $0.1 million primarily due to payments on the loan by an officer of $1.89 million with a $139 thousand payment on principal on capital leases. This was directly offset by the following provisions of cash: proceeds from a loan by an officer of $1.87 million and $11 thousand from the exercise of stock options. Net cash provided by financing activities in 2016 was $1.252 million primarily due to proceeds from a loan by an officer of $1.355 million. Other provisions were proceeds from the line-of-credit of $364 thousand and $100 thousand from the exercise of stock options. This was directly offset by the following uses of cash: $364 thousand in payments to the line-of-credit and $202 thousand payment on principal on capital leases.

At December 31, 2017, we had a commitment of $62 thousand for future capital lease expenditures. Operating lease commitments of $1.0 million are detailed in the Contractual Obligations section below. During 2017, we funded our operations through the use of available cash, cash equivalents and investments, our line of credit and loans from our Company’s CEO.

As of December 31, 2017, we had cash, cash equivalents, and investments in the amount of approximately $224 thousand, increasing from $64 thousand as of December 31, 2016.

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

On February 8, 2018, the Company amended the unsecured revolving promissory note to borrow up to $3,700,000 from G. Ward Paxton, the Company’s Chief Executive Officer. Under the terms of the note, the Company may borrow, repay and reborrow on the loan as needed up to an outstanding principal balance due of $3,700,000 at any given time through March 2020.

Amounts borrowed under the CEO Note officer accrue interest at a floating rate per annum equal to Silicon Valley Bank’s (“SVB”) prime rate plus 1% (5.5% at Deceember 31, 2017). All outstanding borrowings and accrued but unpaid interest is due on March 31, 2020. As of December 31, 2017, the borrowings outstanding totaled $2,865,000 and accrued interest totaled $348,000.

On March 29, 2006, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) to establish a $1.0 million line of credit (the “2006 Credit Line”). The Loan was renewed annually until 2016.On June 21, 2016, the Loan Agreement terminated. Due to increasing fees associated with the Line of Credit, we chose not to renew the loan agreement on the termination date. We replaced the line with an increased commitment under the CEO Note.

As of December 31, 2017, we had cash and cash equivalents of approximately $224,000, up from approximately $64,000 as of December 31, 2016. We generated a net loss of $30,000 for the year ended December 31, 2017 compared to net loss of $1,552,000 for the year ended December 31, 2016. The net loss in 2017 included other income of 928,000, of which $872,000 came from the sale of certain unused IP addresses and $56,000 from the sale of an investment. As of February 28, 2018, in addition to cash and cash equivalents, $835,000 of funding is available from a promissory note to borrow up to $3.7 million from G. Ward Paxton, the Company’s Chief Executive Officer. We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources. Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures through March 31, 2019. We expect to fund our operations through anticipated Company profits, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, could have the effect of diluting our existing common stockholders, perhaps significantly. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

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

Contractual Obligations

The following table sets forth certain information concerning the future contractual obligations under our leases at December 31, 2017. We had no other significant contractual obligations at December 31, 2017.

Future minimum lease obligations consisted of the following at December 31, 2017 (in thousands):

	Operating	Capital Lease
Year ending December 31,	Leases	Obligations	Total
2018	$321	$45	$366
2019	305	17	322
2020	311		311
2021 and thereafter	104		104
	$1,041	$62	$1,103

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

See Note 2 Consolidated Financial Statements

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

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s evaluation included an assessment of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company’s overall control environment. Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of the year ended December 31, 2017 to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. The Company reviewed the results of management’s assessment with the Audit Committee of the Board of Directors.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2017, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Certain information required by Part III is omitted from this Form 10-K because we will file a definitive Proxy Statement for our 2018 annual meeting of stockholders pursuant to Regulation 14A (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included therein is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information called for by this item is incorporated herein by reference to the Proxy Statement.

Item 11.	Executive Compensation.

The information called for by this item is incorporated herein by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is incorporated herein by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item is incorporated herein by reference to the Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information called for by this item is incorporated herein by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)           1.   Consolidated Financial Statements.

The following consolidated financial statements of Intrusion Inc. and subsidiaries, are submitted as a separate section of this report (See F-pages):

(b)           Exhibits

The following Exhibits are filed herewith pursuant to Item 601 of Regulation S-K or incorporated herein by reference to previous filings as noted:

Exhibit Number	Description of Exhibit
3.1(3)	Restated Certificate of Incorporation of the Registrant
3.2(5)	Certificate of Amendment to Certificate of Incorporation of Registrant
3.3(6)	Certificate of Designations for the Registrant’s 5% Convertible Preferred Stock
3.4(8)	Certificate of Designations of the Registrant’s Series 2 5% Convertible Preferred Stock
3.5(9)	Certificate of Designations for the Registrant’s Series 3 5% Convertible Preferred Stock
3.6(2)	Bylaws of the Registrant
4.1(7)	Specimen Common Stock Certificate
4.2(6)	Specimen 5% Convertible Preferred Stock Certificate

Exhibit Number	Description of Exhibit
4.3(8)	Specimen Series 2 5% Convertible Preferred Stock Certificate
4.4(9)	Specimen Series 3 5% Convertible Preferred Stock Certificate
10.3(12)	Form of Indemnification Agreement
10.5(7)	Lease Agreement between CalWest Industrial Holdings Texas, L.P. and Intrusion Inc.
10.7(2)	Amended and Restated 401(k) Savings Plan of the Registrant
10.9(4)	Intrusion Inc. 401(k) Savings Plan Summary of Material Modifications
10.10(10)	Amended 2005 Stock Incentive Plan of the Registrant
10.11(10)	Form of Notice of Grant of Stock Option
10.12(10)	Form of Stock Option Agreement
10.13(10)	Form of Stock Issuance Agreement
10.14(10)	Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Initial Grant)
10.15(10)	Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Annual Grant)
10.16(10)	Form of Automatic Stock Option Agreement
10.17(8)	Securities Purchase Agreement dated as of March 28, 2005, by and among the Registrant and the investors listed on Exhibit A thereto
10.18(9)	Securities Purchase Agreement dated as of December 2, 2005, by and among the Registrant and the investors listed on Exhibit A thereto
10.24(11)	Third Amendment to Lease, executed on March 17, 2017, by and between Intrusion Inc. and ICON 1101 E ARAPAHO RD OWNER POOL 2, LLC.
10.25(12)	Promissory Note dated as of February 8, 2018, by and between the Registrant and G. Ward Paxton
21(12)	List of Subsidiaries of Registrant
23.1(12)	Consent of Whitley Penn LLP, Independent Registered Public Accounting Firm
31.1(12)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act
31.2(12)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act
32.1(12)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(12)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(12)	XBRL Instance Document.
101.SCH(12)	XBRL Taxonomy Extension Schema Document.
101.CAL(12)	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF(12)	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB(12)	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE(12)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)

Filed as an Exhibit in the Registrant’s Registration Statement on Form S-1, as amended (File No. 33-6899), which was declared effective on May 21, 1992, by the Securities and Exchange Commission, which Exhibit is incorporated herein by reference.

(2)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, which Exhibit is incorporated herein by reference.

(3)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 15, 2010, which Exhibit is incorporated herein by reference.

(4)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, which Exhibit is incorporated herein by reference.

(5)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (as amended), which Exhibit is incorporated herein by reference.

(6)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated March 26, 2004 (as amended), which Exhibit is incorporated by reference.

(7)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (as amended), which Exhibit is incorporated herein by reference.

(8)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated March 29, 2005, which Exhibit is incorporated herein by reference

(9)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated December 6, 2005, which Exhibit is incorporated herein by reference.

(10)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 15, 2005, which Exhibit is incorporated herein by reference.

(11)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (as amended), which Exhibit is incorporated herein by reference.

(12)	Filed herewith.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2018	INTRUSION INC.
(Registrant)

	By:	/s/ G. WARD PAXTON
G. Ward Paxton
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ G. WARD PAXTON	Chairman, President,	March 29, 2018
G. Ward Paxton	Chief Executive Officer, and Director
(Principal Executive Officer)

/s/ T. JOE HEAD	Vice Chairman, Vice President	March 29, 2018
T. Joe Head	and Director

/s/ MICHAEL L. PAXTON	Vice President, Chief Financial
Michael L. Paxton	Officer, Treasurer and Secretary	March 29, 2018
(Principal Financial and Accounting Officer)

/s/ JAMES F. GERO	Director	March 29, 2018
James F. Gero

/s/ DALE BOOTH	Director	March 29, 2018
Dale Booth

/s/ DONALD M. JOHNSTON	Director	March 29, 2018
Donald M. Johnston

ANNUAL REPORT ON FORM 10-K

ITEM 8

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 and 2016

INTRUSION INC.

RICHARDSON, TEXAS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Intrusion Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Intrusion Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2009.

/s/ Whitley Penn LLP

Dallas, Texas

March 29, 2018

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31,
	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$224	$64
Accounts receivable	962	745
Inventories	15	45
Prepaid expenses	89	75
Total current assets	1,290	929
Property and Equipment:
Equipment	1,721	1,708
Furniture and fixtures	43	43
Leasehold improvements	55	48
	1,819	1,799
Accumulated depreciation and amortization	(1,695)	(1,491)
	124	308
Other assets	38	40
TOTAL ASSETS	$1,452	$1,277

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable, trade	$194	$205
Accrued expenses	988	691
Dividends payable	447	303
Obligations under capital lease, current portion	44	139
Deferred revenue	406	395
Total current liabilities	2,079	1,733

Loan payable to officer	2,865	2,885
Obligations under capital lease, noncurrent portion	17	61

Commitments and contingencies

Stockholders’ Deficit:
Preferred stock, $0.01 par value:
Authorized shares — 5,000
Series 1 shares issued and outstanding — 200 Liquidation preference of $1,163 in 2017 and $1,113 in 2016	707	707
Series 2 shares issued and outstanding — 460 Liquidation preference of $1,328 in 2017 and $1,270 in 2016	724	724
Series 3 shares issued and outstanding — 289 Liquidation preference of $728 in 2017 and $697 in 2016	412	412
Common stock, $0.01 par value:
Authorized shares — 80,000
Issued shares — 12,808 in 2017 and 12,758 in 2016
Outstanding shares — 12,798 in 2017 and 12,748 in 2016	128	128
Common stock held in treasury, at cost—10 shares	(362)	(362)
Additional paid-in-capital	56,518	56,595
Accumulated deficit	(61,529)	(61,499)
Accumulated other comprehensive loss	(107)	(107)
Total stockholders’ deficit	(3,509)	(3,402)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,452	$1,277

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016

Net product revenue	$6,862	$6,102
Cost of revenue	2,824	2,183
Gross profit	4,038	3,919
Operating expenses:
Sales and marketing	1,531	1,637
Research and development	2,162	2,499
General and administrative	1,094	1,190
Operating loss	(749)	(1,407)
Interest expense, net	(209)	(145)
Other income	928	—
Loss from operations before income taxes	(30)	(1,552)
Income tax provision	—	—
Net loss	(30)	(1,552)
Preferred stock dividends accrued	(139)	(139)
Net loss attributable to common stockholders	$(169)	$(1,691)

Net loss per share attributable to common stockholders, basic	$(0.01)	$(0.13)
Net loss per share attributable to common stockholders, diluted	$(0.01)	$(0.13)

Weighted average common shares outstanding:
Basic	12,836	12,737
Diluted	12,836	12,737

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands)

	Year Ended December 31,
	2017	2016
NUMBER OF PREFERRED SHARES—ISSUED AND OUTSTANDING
Balance, beginning of year	949	949
Conversion of preferred stock to common	—	—
Balance, end of year	949	949
PREFERRED STOCK
Balance, beginning of year and end of year	$1,843	$1,843
Conversion of preferred stock to common	—	—
Balance, end of year	$1,843	$1,843
NUMBER OF COMMON SHARES—ISSUED
Balance, beginning of year	12,758	12,622
Exercise of stock options	50	136
Conversion of preferred stock to common	—	—
Balance, end of year	12,808	12,758
COMMON STOCK
Balance, beginning of year	$128	$126
Exercise of stock options	—	2
Conversion of preferred stock to common	—	—
Balance, end of year	$128	$128
TREASURY SHARES
Balance, beginning of year and end of year	$(362)	$(362)
ADDITIONAL PAID-IN-CAPITAL
Balance, beginning of year	$56,595	$56,520
Stock-based compensation	18	96
Exercise of stock options	11	98
Conversion of preferred stock to common	—	—
Preferred stock dividends declared, net of waived penalties by shareholders	(106)	(119)
Balance, end of year	$56,518	$56,595
ACCUMULATED DEFICIT
Balance, beginning of year	$(61,499)	$(59,947)
Net loss	(30)	(1,552)
Balance, end of year	$(61,529)	$(61,499)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year and end of year	$(107)	$(107)
TOTAL STOCKHOLDERS’ DEFICIT	$(3,509)	$(3,402)

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016
Operating Activities:
Net loss	$(30)	$(1,552)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	206	294
Stock-based compensation	18	96
Penalties and waived penalties on dividends	33	20
Gain on sale of investment	(56)	—
Changes in operating assets and liabilities:
Accounts receivable	(217)	(165)
Inventories	30	—
Prepaid expenses and other assets	(14)	(6)
Accounts payable and accrued expenses	291	60
Deferred revenue	11	9
Net cash provided by (used in) operating activities	272	(1,244)
Investing Activities:
Proceeds from sale of investments	56	—
Purchases of property and equipment	(20)	(47)
Net cash provided by (used by) investing activities	36	(47)

Financing Activities:
Proceeds from line of credit	—	364
Payments on line of credit	—	(364)
Borrowings on loan from officer	1,870	1,355
Payments on loans from officer	(1,890)	—
Principal payments on capital lease equipment	(139)	(202)
Proceeds from stock options exercised	11	100
Net cash provided by (used in) financing activities	(148)	1,253
Net decrease in cash and cash equivalents	160	(38)
Cash and cash equivalents at beginning of year	64	102
Cash and cash equivalents at end of year	$224	$64

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid on leased assets	$6	$14
Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:
Preferred stock dividends accrued	$139	$139
Purchase of equipment through capital lease	$—	$66

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

As of December 31, 2017, we had cash and cash equivalents of approximately $224,000, up from approximately $64,000 as of December 31, 2016. We generated a net loss of $30,000 for the year ended December 31, 2017 compared to net loss of $1,552,000 for the year ended December 31, 2016. The net loss in 2017 included other income of 928,000, of which $872,000 came from the sale of certain unused IP addresses and $56,000 from the sale of an investment. As of February 28, 2018, in addition to cash and cash equivalents, $835,000 of funding is available from a promissory note to borrow up to $3.7 million from G. Ward Paxton, the Company’s Chief Executive Officer. We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources. Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures through March 31, 2019. We expect to fund our operations through anticipated Company profits, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount we expect to collect. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, we provide for estimated uncollectible amounts through a charge to earnings and an increase to a valuation allowance. Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance. There was no allowance at December 31, 2017 and 2016.

Inventories

Inventories are stated at the lower of cost or net realizable value. We value our inventories using average cost, which approximates actual cost on a first-in, first-out basis. Our management estimates the allowance required to state inventory at the lower of cost or net realizable value. There is a risk that we will forecast demand for our products and market conditions incorrectly and maintain excess inventories. Therefore, there can be no assurance that we will not maintain excess inventory and incur inventory lower of cost or net realizable value charges in the future. All inventory on hand at December 31, 2017 and 2016 is finished goods inventory.

Property and Equipment

Equipment and furniture and fixtures are stated at cost less accumulated depreciation and depreciated on a straight-line basis over the estimated useful lives of the assets. Such lives vary from 1 to 5 years. Leasehold improvements are stated at cost less accumulated amortization and are amortized on a straight-line basis over the shorter of estimated useful lives of the assets or the remaining terms of the leases. Such lives vary from 2 to 5 years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Repair and maintenance costs are expensed as incurred. Depreciation and amortization expense totaled approximately $206,000 and $291,000 for the years ended December 31, 2017 and 2016, respectively.

Long-Lived Assets

We review long-lived assets, including property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows to be generated by the asset. If the carrying value exceeds the future undiscounted cash flows, the assets are written down to fair value. During the years ended December 31, 2017 and 2016, there was no impairment of long-lived assets.

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

Stock-based compensation expense recognized in the statements of operations for the years ended 2017 and 2016 is based on awards ultimately expected to vest, reduced by estimated forfeitures. FASB ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Valuation Assumptions

The fair values of option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for fiscal years ended December 31, 2017 and 2016, respectively:

	2017	2016

Weighted average grant date fair value	$0.26	$0.28
Weighted average assumptions used:
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.77%	1.64%
Expected volatility	75.46%	110.24%
Expected life (in years)	5.00	5.00

Expected volatility is based on historical volatility and in part on implied volatility. The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

Net Loss Per Share

We report two separate net loss per share numbers, basic and diluted. Basic net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders for the year by the weighted average number of common shares outstanding for the year. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders for the year by the weighted average number of common shares and dilutive common stock equivalents outstanding for the year. Our common stock equivalents include all common stock issuable upon conversion of convertible preferred stock and the exercise of outstanding options. Common stock equivalents are included in the diluted loss per share for the years ended December 31, 2017 and 2016 except in cases where the issuance would be anti-dilutive. The aggregate number of common stock equivalents excluded from the diluted loss per share calculation at December 31, 2017 and 2016 totaled 2,941,861 and 3,509,241, respectively.

Revenue Recognition

We generally recognize product revenue upon shipment. These products can include hardware, perpetual software licenses and data sets. Data set updates are the majority of our sales. We do not currently offer software on a subscription basis. Warranty costs and sales returns have not been material.

We recognize sales of our data sets in accordance with FASB ASC Topic 606 whereby revenue from contracts with customers is not recognized until all five of the following have been met:

i)	identify the contract with a customer;
ii)	identify the performance obligations in the contract;
iii)	determine the transaction price;
iv)	allocate the transaction price to the separate performance obligations; and
v)	recognize revenue upon satisfaction of a performance obligation.

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

Shipping and handling costs are billed to the customer and included in product revenue. Shipping and handling expenses are included in cost of product revenue.

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

We file income tax returns in the United States federal jurisdiction. At December 31, 2017, tax returns related to fiscal years ended December 31, 2014 through December 31, 2016 remain open to possible examination by the tax authorities. No tax returns are currently under examination by any tax authorities. We did not incur any penalties or interest during the years ended December 31, 2017 and 2016.   On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“the Tax Act”) which significantly changed U.S. tax law.  The Tax Act lowered the Company’s statutory federal income tax rate from a maximum of 39% to a rate of 21% effective January 1, 2018.

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

3. Balance Sheet Detail (in thousands)

Accrued Expenses

	December 31,
	2017	2016

Accrued payroll	$131	$134
Accrued vacation	284	279
Rent payable	139	13
Accrued interest, related party	348	184
Other	86	81
	$988	$691

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

The Company’s lease for the headquarters facility contains escalation provisions. The Company records rent expense on facility leases on a straight-line basis. Rent expense totaled approximately $350,000 and $415,000 for the years ended December 31, 2017 and 2016, respectively.

Future minimum rental payments under these leases as of December 31, 2017 are as follows (in thousands):

Year ending December 31,	Minimum Lease Payments
2018	$321
2019	305
2020	311
2021 and thereafter	104
$1,041

We have other capital lease obligations that consist primarily of computer equipment.

Future minimum payments under these leases as of December 31, 2017 are as follows (in thousands):

Year ending December 31,	Capital Lease Obligations
2018	$45
2019	17
2020	—
2021 and thereafter	—
62
Less amounts representing interest	(1)
$61

Legal Proceedings

We are subject to legal proceedings and claims that arise in the ordinary course of business. We do not believe that the outcome of those matters will have a material adverse effect on our consolidated financial position, operating results or cash flows. However, there can be no assurance such legal proceedings will not have a material impact.

We are not aware of any material claims outstanding or pending against Intrusion Inc. at December 31, 2017.

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

Employees may contribute from 1% to 25% of their annual compensation to the Plan, limited to a maximum amount as set by the Internal Revenue Service. Participants who are over the age of 50 may contribute an additional amount of their salary per year, as defined annually by the Internal Revenue Service. We match employee contributions at the rate of $0.25 per each $1.00 of contribution on the first 4% of compensation. Matching contributions to the Plan were approximately $30,000 and $32,000, respectively, for the years ended December 31, 2017 and 2016.

6. Line of Credit

On March 29, 2006, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”) to establish a $1.0 million line of credit (the “2006 Credit Line”). The Loan was renewed annually until 2016. On June 21, 2016, the Loan Agreement terminated. Due to increasing fees associated with the Line of Credit, we chose not to renew the loan agreement on the termination date. We replaced the line with an increased commitment under the CEO Note (Note 7 below) as needed.

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

On February 8, 2018, the Company renewed the CEO Note on the same terms, with the Company being able to borrow, repay and reborrow on the CEO Note as needed up to an outstanding principal balance due of $3,700,000 at any given time through March 2020.

Amounts borrowed under the CEO Note officer accrue interest at a floating rate per annum equal to Silicon Valley Bank’s (“SVB”) prime rate plus 1% (5.5% at December 31, 2017). All outstanding borrowings and accrued but unpaid interest is due on March 31, 2020. As of December 31, 2017, the borrowings outstanding totaled $2,865,000 and accrued interest totaled $348,000.

8. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets (liabilities) as of December 31, 2017 and 2016 are as follows (in thousands):

	December 31
	2017	2016

Net operating loss carryforwards	$21,175	$32,644
Net operating loss carryforwards of foreign subsidiaries	374	374
Book over tax depreciation	(14)	(48)
Stock-based compensation expense	25	38
Other	94	124
Deferred tax assets	21,654	33,132
Valuation allowance for deferred tax assets	(21,654)	(33,132)
Deferred tax assets, net of allowance	$—	$—

Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of the future benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the near to medium term. Management has considered these factors in determining the valuation allowance for 2017 and 2016.

The differences between the provision for income taxes and income taxes computed using the federal statutory rate for the years ended December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016

Reconciliation of income tax benefit to statutory rate:
Income benefit at statutory rate	$(10)	$(528)
State income taxes (benefit), net of federal income tax benefit	1	(40)
RTP (ISO expense)	—	38
Permanent differences	11	28
Change in valuation allowance	(11,478)	890
Remeasurment of Deferreds	11,476	—
Change in state tax rate	—	(345)
Other	—	(43)
	$—	$—

At December 31, 2017, we had federal net operating loss carryforwards of approximately $87.9 million for income tax purposes that begin to expire in 2022 and are subject to the ownership change limitations under Internal Revenue Code Section 382. We had approximately $6 million of state net operating loss carryforwards beginning to expire in 2017.

9. Stock Options

At December 31, 2017, we had two stock-based compensation plans, which are described below. These plans were developed to retain and attract key employees and directors.

On March 17, 2005, the Board approved the 2005 Stock Incentive Plan (the “2005 Plan”), which was approved by the stockholders on June 14, 2005. The 2005 Plan provided for the issuance of up to 750,000 shares of common stock upon exercise of options granted pursuant to the 2005 Plan. On May 30, 2007, the stockholders approved an Amendment to the 2005 Plan that increased this amount by 750,000 for a total of 1,500,000 shares of common stock that may be issued upon the exercise of options granted pursuant to the 2005 Plan. On May 29, 2008 and May 21, 2009, the stockholders approved an increase of 500,000 shares, respectively, of common stock that may be issued pursuant to the 2005 Plan for a total of 2,500,000 shares. On May 20, 2010, the stockholders approved an additional increase of 500,000 shares of common stock that may be issued pursuant to the 2005 Plan for a total of 3,000,000 shares. On May 19, 2011, the stockholders approved an additional increase of 400,000 shares of common stock that may be issued pursuant to the 2005 Plan for a total of 3,400,000 shares. Finally, on May 17, 2012, the stockholders approved an additional increase of 300,000 shares of common stock that may be issued pursuant to the 2005 Plan for a total of 3,700,000 shares. At December 31, 2017, 818,835 had been exercised and options to purchase a total of 1,652,500 shares of common stock were outstanding. A total of 3,892,000 options had been granted under the 2005 Plan, of which 1,420,665 have been cancelled. The 2005 Plan expired on December 31, 2015, and no shares remain for grant.

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

The 2015 Plan consists of three separate equity incentive programs: the Discretionary Option Grant Program; the Stock Issuance Program; and the Automatic Option Grant Program for non-employee Board members. Officers and employees, non-employee Board members and independent contractors are eligible to participate in the Discretionary Option Grant and Stock Issuance Programs. Participation in the Automatic Option Grant Program is limited to non-employee members of the Board. Each non-employee Board member will receive an option grant for 10,000 shares of common stock upon initial election or appointment to the Board, provided that such individual has not previously been employed by the Company in the preceding three (3) months. In addition, on the date of each annual stockholders meeting, each Board member will automatically be granted an option to purchase 8,000 shares of common stock, provided he or she has served as a non-employee Board member for at least three months. At December 31, 2017, no options had been exercised and options to purchase a total of 93,000 shares of common stock were outstanding. A total of 96,000 options had been granted under the 2015 Plan, 3,000 shares have been cancelled, and options for 507,000 shares remained available for future grant. No shares have been issued pursuant to the Stock Issuance Program.

Common shares reserved for future issuance, including conversions of preferred stock, outstanding options and options available for future grant under all of the stock option plans totaled 3,319,943 shares at December 31, 2017 as follows, in thousands:

(In thousands)	Common Shares Reserved for Future Issuance

Preferred Stock	1,067
2015 Plan	600
2005 Plan	1,653
Total	3,320

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

Stock Incentive Plan Summary

A summary of our stock option activity and related information for the years ended December 31, 2017 and 2016 is as follows:

	2017		2016
	Number of Options (in thousands)	Weighted Average Exercise Price	Number of Options (in thousands)	Weighted Average Exercise Price

Outstanding at beginning of year	2,254	$0.64	2,598	$0.63
Granted at price = market value	24	0.42	69	0.36
Granted at price > market value	—	—	—	—
Exercised	(50)	0.22	(136)	0.73
Forfeited	—	—	(18)	1.80
Expired	(482)	0.55	(259)	0.35

Outstanding at end of year	1,746	$0.68	2,254	$0.64
Options exercisable at end of year	1,662	$0.68	2,079	$0.59

Stock Options Outstanding and Exercisable

Information related to stock options outstanding at December 31, 2017, is summarized below:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Outstanding at 12/31/17 (in thousands)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable at 12/31/17 (in thousands)	Weighted Average Exercise Price

$ 0.20	-	$0.50	985	2.52	$0.34	914	$0.34
$ 0.51	-	$1.00	481	2.98	$0.65	481	$0.65
$ 1.01	-	$2.73	280	4.94	$1.92	267	$1.90
			1,746	3.03	$0.68	1,662	$0.68

Summarized information about outstanding stock options as of December 31, 2017, that are fully vested and those that are expected to vest in the future as well as stock options that are fully vested and currently exercisable, are as follows:

	Outstanding Stock Options (Fully Vested and Expected to Vest)*	Options that are Exercisable
As of December 31, 2017
Number of outstanding options (in thousands)	1,738	1,662
Weighted average remaining contractual life	3.01	2.75
Weighted average exercise price per share	$0.68	$0.68
Intrinsic value (in thousands)	$1,178	$1,123

* Includes effects of expected forfeitures

As of December 31, 2017, the total unrecognized compensation cost related to non-vested options not yet recognized in the statement of operations totaled approximately $12 thousand (including expected forfeitures) and the weighted average period over which these awards are expected to vest was 1.11 years.

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

At December 31, 2017, there were 200,000 shares of the Series 1 Preferred Stock outstanding, representing approximately 318,065 shares of common stock upon conversion.

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

At December 31, 2017 there were 460,000 shares of the Series 2 Preferred Stock outstanding, representing 460,000 shares of common stock upon conversion.

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

At December 31, 2017 there were 289,377 shares of Series 3 Preferred Stock outstanding, representing 289,377 shares of common stock upon conversion.

Dividends Payable

During the fiscal year ended December 31, 2017, we accrued $50,000 in dividends to the holders of our 5% Preferred Stock, $57,000 in dividends to the holders of our Series 2 5% Preferred Stock and $32,000 in dividends to the holders of our Series 3 5% Preferred Stock. As of December 31, 2017 and 2016, we had $447,000 and $303,000 in accrued and unpaid dividends included in other current liabilities. Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year. This has been in effect since December 31, 2014. If we continue to be unable to pay dividends on our preferred stock, we will be required to accrue an additional late fee penalty of 18% per annum on the unpaid dividends for the Series 2 Preferred Stock and Series 3 Preferred Stock. Our CEO, CFO and one outside board member who are invested in Series 2 and Series 3 Preferred Stock have waived any possible late fee penalties.

11.  Concentrations

Our operations are concentrated in one area—security software/entity identification. Sales to the U.S. Government through direct and indirect channels totaled 81.6% of total revenues for 2017 and 69.3% of total revenues for 2016. During 2017 approximately 58.8% of total revenues were attributable to three government customers. During 2016 approximately 49.7% of total revenues are attributable to three government customers. No individual commercial customer in 2017 or 2016 exceeded 30% of total revenues for the year. Five individual commercial customers at December 31, 2017 and four at December 31, 2016 exceeded 10% of total accounts receivable balance at respective year ends. Our similar product and service offerings are not viewed as individual segments, as our management analyzes the business as a whole and expenses are not allocated to each product offering.

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

13.  Subsequent Events

On February 8, 2018, the Company amended the unsecured revolving promissory note to borrow up to $3,700,000 from G. Ward Paxton, the Company’s Chief Executive Officer. Under the terms of the note, the Company may borrow, repay and reborrow on the loan as needed up to an outstanding principal balance due of $3,700,000 at any given time through March 2020.