Form 10-Q
period 2018-06-30
INTRUSION INC
filed 2018-08-14
CIK 736012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on August 1, 2018 was 13,016,836.

INTRUSION INC.

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017	3

Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017	4

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 4. Controls and Procedures	12

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	12

Item 1A. Risk Factors	13

Item 6. Exhibits	15

Signature Page	16

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$376	$224
Accounts receivable	1,068	962
Inventories	—	15
Prepaid expenses	418	89
Total current assets	1,862	1,290
Property and equipment, net	223	124
Other assets	38	38
TOTAL ASSETS	$2,123	$1,452

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$1,379	$1,182
Dividends payable	520	447
Obligations under capital lease, current portion	56	44
Deferred revenue	947	406
Total current liabilities	2,902	2,079

Loan payable to officer	1,815	2,865
Obligations under capital lease, noncurrent portion	60	17

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value: Authorized shares – 5,000
Series 1 shares issued and outstanding — 200 Liquidation preference of $1,188 in 2018 and $1,163 in 2017	707	707
Series 2 shares issued and outstanding — 460 Liquidation preference of $1,356 in 2018 and $1,328 in 2017	724	724
Series 3 shares issued and outstanding — 289 Liquidation preference of $744 in 2018 and $728 in 2017	412	412
Common stock, $0.01 par value:
Authorized shares — 80,000
Issued shares — 13,027 as of June 30, 2018 and 12,808 as of December 31, 2017 Outstanding shares — 13,017 as of June 30, 2018 and 12,798 as of December 31, 2017	130	128
Common stock held in treasury, at cost – 10 shares	(362)	(362)
Additional paid-in capital	56,551	56,518
Accumulated deficit	(60,709)	(61,529)
Accumulated other comprehensive loss	(107)	(107)
Total stockholders’ deficit	(2,654)	(3,509)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,123	$1,452

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended

	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue	$2,369	$1,543	$4,632	$3,102
Cost of revenue	926	632	1,778	1,215

Gross profit	1,443	911	2,854	1,887

Operating expenses:
Sales and marketing	431	415	845	776
Research and development	200	594	503	1,179
General and administrative	290	282	585	613

Operating income (loss)	522	(380)	921	(681)

Interest expense, net	(48)	(58)	(101)	(108)

Net income (loss)	$474	$(438)	$820	$(789)

Preferred stock dividends accrued	(35)	(35)	(69)	(69)
Net income (loss) attributable to common stockholders	$439	$(473)	$751	$(858)

Net income (loss) per share attributable to common stockholders:
Basic	$0.03	$(0.04)	$0.06	$(0.07)
Diluted	$0.03	$(0.04)	$0.05	$(0.07)

Weighted average common shares outstanding:
Basic	13,017	12,798	12,982	12,772
Diluted	14,791	12,798	14,756	12,772

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30, 2018	June 30, 2017
Operating Activities:
Net income (loss)	$820	$(789)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	65	109
Stock-based compensation	11	10
Penalties and waived penalties on dividends	22	15
Changes in operating assets and liabilities:
Accounts receivable	(106)	256
Prepaid expenses and other assets	(329)	(14)
Inventories	15	—
Accounts payable and accrued expenses	201	135
Deferred revenue	541	543
Net cash provided by operating activities	1,240	265

Investing Activities:
Purchases of property and equipment	(75)	(9)

Financing Activities:
Proceeds from stock options exercised	71	11
Proceeds from loan from officer	150	1,330
Principal payments on loan from officer	(1,200)	(1,190)
Principal payments on capital leases	(34)	(74)
Net cash (used in) provided by financing activities	(1,013)	77

Net increase in cash and cash equivalents	152	333
Cash and cash equivalents at beginning of period	224	64
Cash and cash equivalents at end of period	$376	$397

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:

Preferred stock dividends accrued	$69	$69
Purchase of leased equipment per capital lease	$89	$—

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The December 31, 2017 balance sheet was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States. However, we believe that the disclosures are adequate to make the information presented not misleading. In our opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2018.

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

On January 1, 2018 we adopted ASU No. 2014-09, Revenue from Contracts with Customers, as amended, using the modified retrospective approach. At the date of adoption there was no impact on the balance sheet or statement of operation. ASU No. 2014-09 did not have a material effect on the Company’s financial position, results of operations or cash flows for the three and six month periods ended June 30, 2018.

3.	Inventories (In thousands)

	June 30, 2018	December 31, 2017

Inventories consist of:
Finished products	—	15
Net inventory	$—	15

4.	Loan Payable to Officer

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

Amounts borrowed under the CEO Note accrue interest at a floating rate per annum equal to Silicon Valley Bank’s (“SVB”) prime rate plus 1% (6.00% at June 30, 2018).  All outstanding borrowings and accrued but unpaid interest is due on March 31, 2020.  As of June 30, 2018, the borrowings outstanding totaled $1,815,000 and accrued interest totaled $423,000.

5.	Accounting for Stock-Based Compensation

During the three month periods ended June 30, 2018 and 2017, the Company granted 24,000 and 24,000, respectively, of stock options to employees or directors. The Company recognized $6,000 and $5,000, respectively, of stock-based compensation expense for the three month periods ended June 30, 2018 and 2017. During the six month periods ended June 30, 2018 and 2017, the Company granted 24,000 and 24,000, respectively, of stock options to employees and directors. The Company recognized $11,000 and $10,000, respectively, of stock-based compensation expense for the six month periods ended June 30, 2018 and 2017.

During the three month periods ended June 30, 2018 and 2017, 5,000 and zero options were exercised under the 2005 Plan, respectively. During the six month periods ended June 30, 2018 and 2017, 219,000 and 50,000 were exercised under the 2005 Plan, respectively.

Valuation Assumptions

The fair values of employee and director option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	For Three Months Ended June 30, 2018	For Three Months Ended June 30, 2017	For Six Months Ended June 30, 2018	For Six Months Ended June 30, 2017

Weighted average grant date fair value	$0.99	$0.26	$0.99	$0.26
Weighted average assumptions used:
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.93%	1.77%	2.93%	1.77%
Expected volatility	131.0%	75.0%	131.0%	75.0%
Expected life (in years)	5.0	5.0	5.0	5.0

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

Contract assets represent contract billings for sales per contracts with customers and are classified as current. Our contract assets include our accounts receivables. During the three months ended June 30, 2018, contract assets decreased $175,000 due to cash receipts exceeding new contract assets. For the six months ended June 30, 2018, contract assets increased $106,000 due to recognized contract assets exceeding cash receipts.

Contract liabilities consist of deferred revenue from advanced payments on revenues that have not been recognized on a contract. The Company classifies deferred revenue as current or non-current on the expected timing of sales recognition. For the three months ended June 30, 2018, the Company recognized revenue of $219,000 from its contract liabilities balance at March 31, 2018 due to revenue recognition in accordance with contract terms and was offset advance payments of $1.1 million. For the six month ended on June 30, 2018, advance payments increased $1.1 million offset by recognizing revenue of $549,000.

7.	Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period.  Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period.  Our common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding options and warrants.  The aggregate number of common stock equivalents excluded from the diluted loss per share calculation for the three month periods ended June 30, 2018 and 2017 are 291,868 and 2,883,965 as they are antidilutive.  The aggregate number of common stock equivalents excluded from the diluted income (loss) per share calculation for the six month periods ended June 30, 2018 and 2017 are 285,967 and 3,072,573 as they are antidilutive.

8.	Concentrations

Our operations are concentrated in one area—security software/entity identification.  Sales to the U.S. Government through direct and indirect channels totaled 88.4% of total revenues for the second quarter of 2018 compared to 72.2% of total revenues for the second quarter of 2017.  During the second quarter of 2018, approximately 73.7% of total revenues were attributable to four government customers compared to approximately 54.2% of total revenues attributable to three government customers in the second quarter of 2017. There was one individual commercial customer in the second quarter of 2018 attributable for 10.2% of total revenue compared to 25.9% of total revenue to one individual commercial customer for the same period in 2017.  Our similar product and service offerings are not viewed as individual segments, as our management analyzes the business as a whole and expenses are not allocated to each product offering.

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

During the quarter ended June 30, 2018, we accrued $13,000 in dividends payable to the holders of our 5% Preferred Stock, $14,000 in dividends payable to the holders of our Series 2 5% Preferred Stock and $8,000 in dividends payable to the holders of our Series 3 5% Preferred Stock. As of June 30, 2018, we have $520,000 in accrued and unpaid dividends.

Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year. These dividends continue to accrue on all our outstanding shares of preferred stock, regardless of whether we are legally able to pay them. If we are unable to pay dividends on our preferred stock, we will be required to accrue an additional late fee penalty of 18% per annum on the unpaid dividends for the Series 2 Preferred Stock and Series 3 Preferred Stock. Our CEO, CFO and one outside board member who are holders of our Series 2 and Series 3 Preferred Stock have waived any possible late fee penalties. In addition to this late penalty, the holders of our Series 2 Preferred Stock and Series 3 Preferred Stock could elect to present us with written notice of our failure to pay dividends as scheduled, in which case we would have 45 days to cure such a breach. In the event that we failed to cure the breach, the holders of these shares of preferred stock would then have the right to require us to redeem their shares of preferred stock for a cash amount calculated in accordance with their respective certificates of designation. If we were required to redeem all shares of Series 2 Preferred Stock and Series 3 Preferred Stock as of August 1, 2018, the aggregate redemption price we would owe would be $2.4 million.

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

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Total revenue	100.0%	100.0%	100.0%	100.0%

Total cost of revenue	39.1	41.0	38.4	39.2

Gross profit	60.9	59.0	61.6	60.8

Operating expenses:
Sales and marketing	18.2	26.9	18.2	25.0
Research and development	8.5	38.4	10.9	38.0
General and administrative	12.2	18.3	12.6	19.7

Operating income (loss)	22.0	(24.6)	19.9	(21.9)

Interest expense, net	(2.0)	(3.8)	(2.2)	(3.5)

Income (loss) before income tax provision	20.0	(28.4)	17.7	(25.4)

Income tax provision	—	—	—	—

Net income (loss)	20.0%	(28.4)%	17.7%	(25.4)%
Preferred stock dividends accrued	(1.5)	(2.3)	(1.5)	(2.2)

Net income (loss) attributable to common stockholders	18.5%	(30.7)%	16.2%	(27.6)%

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Domestic revenues	100.0%	100.0%	100.0%	100.0%
Export revenues	—	—	—	—

Net revenues	100.0%	100.0%	100.0%	100.0%

Net Revenues. Net revenues for the quarter and six months ended June 30, 2018 were $2.4 million and $4.6 million, respectively, compared to $1.5 million and $3.1 million for the same periods in 2017. Product revenues increased $0.9 million for the quarter ended June 30, 2018, and $1.5 million for the six months ended June 30, 2018 compared to the same periods in 2017. Increased product revenues were primarily due to an increase in sales of our TraceCop product line. TraceCop sales for the quarters ended June 30, 2018 and 2017 were $2.4 million and $1.5 million, respectively. Savant sales were $29 thousand for the quarter ended June 30, 2018 and were $29 thousand for the quarter ended June 30, 2017.

Concentration of Revenues. Revenues from sales to various U.S. government entities totaled $2.1 million, or 88.4% of revenues, for the quarter ended June 30, 2018 compared to $1.1 million, or 72.2% of revenues, for the same period in 2017. Revenues from sales to various U.S. government entities totaled $3.9 million, or 84.1% of revenues, for the six months ended June 30, 2018 compared to $2.3 million, or 74.6% of revenues, for the same period in 2017. Sales to commercial customers totaled 11.6% of total revenue for the second quarter of 2018 compared to 27.8% of total revenue for the second quarter of 2017. During the second quarter of 2018, approximately 10.2% of total revenue was attributable to one commercial customer compared to approximately 25.9% to one commercial customer in the second quarter of 2017. Although we expect our concentration of revenues to vary among customers in future periods depending upon the timing of certain sales, we anticipate that sales to government customers will continue to account for a significant portion of our revenues in future periods. Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including, without limitation, potential disruption to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience. Although we do not anticipate that any of our revenues with government customers will be renegotiated, a large number of cancelled or renegotiated government orders could have a material adverse effect on our financial results. Currently, we are not aware of any proposed cancellation or renegotiation of any of our existing arrangements with government entities and, historically, government entities have not cancelled or renegotiated orders which had a material adverse effect on our business.

Gross Profit. Gross profit was $1.4 million or 60.9% of net revenues for the quarter ended June 30, 2018, compared to $0.9 million or 59.0% of net revenues for the quarter ended June 30, 2017. Gross profit was $2.9 million or 61.6% of net revenues for the six months ended June 30, 2018 compared to $1.9 million or 60.8% of net revenues for the six months ended June 30, 2017. Gross profit on product revenues for the quarter and six months ended June 30, trended from 59.0% and 60.8%, respectively, in 2017 to 60.9% and 61.6%, respectively, in 2018 mainly due to a change in product mix. Gross profit increases can be attributed to such variables as labor hour rates and department overhead. Gross profit as a percentage of net revenues is impacted by several factors, including shifts in product mix, changes in channels of distribution, revenue volume, pricing strategies, and fluctuations in revenues of integrated third-party products.

Sales and Marketing. Sales and marketing expenses remained constant at $0.4 million for the quarter ended June 30, 2018 compared to the same period in 2017. Sales and marketing expenses remained constant at $0.8 million for the six months ended June 30, 2018 compared to the same period in 2017. Sales and marketing expenses may vary in the future. We believe that these costs will increase through the end of 2018, with increases in revenue.

Research and Development. Research and development expenses decreased to $0.2 million for the quarter ended June 30, 2018 compared to $0.6 million for the same period in 2017. Research and development decreased to $0.5 million for the six months ended June 30, 2018 compared $1.2 million in 2017.   Decreases in research and development costs were due to lower payroll expense as payroll was shifted to cost of sales. Research and development costs are expensed in the period incurred. Research and development expenses may vary in the future; however, we believe that these costs will remain relatively constant through the end of 2018, although expenses may be increased relative to increases in revenue.

General and Administrative. General and administrative expenses remained constant at $0.3 million for the quarters ended June 30, 2018 and 2017. General and administrative expenses remained constant at $0.6 million for the six months ended June 30, 2018 and 2017. It is expected that general and administrative expenses will remain relatively constant throughout the remainder of 2018, although expenses may be increased relative to increases in revenue.

Interest. Net interest expense decreased to $48 thousand for the quarter ended June 30, 2018 compared to $58 thousand for the same period in 2017. Net interest expense decreased to $101 thousand for the six months ended June 30, 2018 compared to $108 thousand for the same period in 2017. The decrease in interest expense was primarily due to paying down the loan payable to an officer. Net interest expense may vary in the future based on our level of borrowing, which will be affected by our cash flow, operating income and capital expenditures.

Liquidity and Capital Resources

Our principal source of liquidity at June 30, 2018, was approximately $376 thousand of cash and cash equivalents. At June 30, 2018, we had a working capital deficiency of $1.0 million compared to a $1.4 million deficiency at June 30, 2017.

Net cash provided by operations for the six months ended June 30, 2018 was $1.2 million thousand due primarily to a net income of $820 thousand and to the following sources of cash and non-cash items: $541 thousand increase in deferred revenue, $201 thousand increase in accounts payable and accrued expenses, $15 thousand decrease in Inventories, $22 thousand in penalties and waived penalties on dividends, $33 thousand in amortization expense of capital leases, $32 thousand in depreciation expense, and $11 thousand in stock-based compensation. This was partially offset by a $329 thousand increase in prepaid expenses and other assets and a $106 thousand increase in accounts receivable. Net cash provided by operations for the six months ended June 30, 2017 was $265 thousand due to the following sources of cash and non-cash items: $543 thousand increase in deferred revenue, a $256 thousand decrease in accounts receivable, $135 thousand increase in accounts payable and accrued expenses, $15 thousand in penalties and waived penalties on dividends, $35 thousand in depreciation expense, $74 thousand in amortization expense of capital leases, and $10 thousand in stock-based compensation. This was partially offset by a net operating loss of $789 thousand and a $14 thousand increase in prepaid expenses and other assets. Future fluctuations in inventory balances, accounts receivable and accounts payable will be dependent upon several factors, including, but not limited to, quarterly sales volumes and timing of invoicing, and the accuracy of our forecasts of product demand and component requirements.

Net cash used in investing activities for the six months ended June 30, 2018, was $75 thousand for net purchases of property and equipment, compared to $9 thousand for net purchases of property and equipment for cash used in investing activities for the six months ended June 30, 2017.

Net cash used by financing activities in 2018 was $1.0 million due to payments to the officer loan of $1.2 million and $34 thousand payment on principal on capital leases. This was directly offset by the following provisions of cash: proceeds from a loan by an officer of $150 thousand and $71 thousand from the exercise of stock options. Net cash provided by financing activities in 2017 was $77 thousand due to proceeds from a loan by an officer of $1.3 million and $11 thousand from the exercise of stock options. This was directly offset by the following uses of cash: $1.2 million in payments to the officer loan and $74 thousand payment on principal on capital leases.

At June 30, 2018, the Company did not have any material commitments for capital expenditures.

During the six months ended June 30, 2018, the Company funded its operations through the use of cash and cash equivalents and advances on the loan from our Chief Executive Officer.

As of June 30, 2018, we had cash and cash equivalents of approximately $376,000, up from approximately $224,000 as of December 31, 2017. We generated net income of $474,000 for the quarter ended June 30, 2018 compared to a net loss of $438,000 for the quarter ended June 30, 2017. As of June 30, 2018, in addition to cash and cash equivalents of $376,000, we had $1.9 million of funding available from a promissory note to borrow up to $3.7 million from G. Ward Paxton, the Company’s Chief Executive Officer. We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources. Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months. We expect to fund our operations through anticipated Company profits and borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018, and concluded that the disclosure controls and procedures were effective.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) as of December 31, 2017, and concluded that there have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          RISK FACTORS

Factors That May Affect Future Results of Operations

We are providing the following information regarding changes that have occurred to previously disclosed risk factors from our Annual Report on Form 10-K for the year ended December 31, 2017. In addition to the other information set forth below and elsewhere in this report, you should consider the factors discussed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2017 and the previous Quarterly Reports filed on Form 10-Q. The risks described in our Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We may not have sufficient cash to operate our business and may not be able to maintain future liquidity requirements. Additional debt and equity offerings to fund future operations may not be available and, if available, may significantly dilute the value of our currently outstanding common stock.

As of June 30, 2018, we had cash and cash equivalents of approximately $376,000, up from approximately $224,000 as of December 31, 2017. We generated net income of $474,000 for the quarter ended June 30, 2018 compared to a net loss of $438,000 for the quarter ended June 30, 2017. As of June 30, 2018, in addition to cash and cash equivalents of $376,000, we had $1.9 million of funding available from a promissory note to borrow up to $3.7 million from G. Ward Paxton, the Company’s Chief Executive Officer. We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources. Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months. We expect to fund our operations through anticipated Company profits and borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

We had a net income of $474 thousand for the quarter ended June 30, 2018, and have an accumulated deficit of $60.7 million as of June 30, 2018. To achieve annual profitability, we must generate increased revenue levels.

For the quarter ended June 30, 2018, we generated a net income of $474 thousand and had an accumulated deficit of approximately $60.7 million as of June 30, 2018, compared to a net loss of $438 thousand for the quarter ended June 30, 2017 and an accumulated deficit of approximately $62.3 million at June 30, 2017. We need to sustain greater revenue levels from the sales of our products if we are to achieve annual profitability. If we are unable to achieve these revenue levels, losses could happen for the near term and possibly longer, and we may not sustain profitability or generate positive cash flow from operations.

A large percentage of our revenues are received from U.S. government entities/resellers, and the loss of any one of these customers could reduce our revenues and materially harm our business and prospects.

A large percentage of our revenues result from sales to U.S. government entities/resellers. If we were to lose one or more of these key relationships, our revenues could decline and our business and prospects may be materially harmed. We expect that even if we are successful in developing relationships with non-governmental customers, our revenues will continue to be concentrated among government entities. For the quarter ended June 30, 2018, sales to U.S. government entities/resellers collectively accounted for 88.4% of our revenues, compared to 72.2% for the comparable period in 2017. The loss of any of these key relationships may send a negative message to other U.S. government entities or non-governmental customers concerning our product offering. We cannot assure you that U.S. government entities will be customers of ours in future periods or that we will be able to diversify our customer portfolio to adequately mitigate the risk of loss of any of these customers.

A large percentage of our revenues are from one product line with a limited number of customers, and the decrease of revenue from sales of this product line could materially harm our business and prospects.

A large percentage of our revenues result from sales of our security product line. Savant revenues were $29 thousand for the quarter ended June 30, 2018 compared to $29 thousand for the same period in 2017. TraceCop revenues were $2.4 million for the quarter ended June 30, 2018, compared to $1.5 million for the same quarter in 2017. There was one individual commercial customer in the second quarter of 2018 attributable for 10.2% of total revenue compared to one customer at 25.9% for the same period in 2017 that exceeded 10% of total revenues for that quarter. If sales of this key product line were to decrease, our revenues could decline and our business and prospects may be materially harmed.

We are highly dependent on sales made through indirect channels, the loss of which would materially adversely affect our operations.

We derived 88.4% of revenue in the second quarter of 2018 through indirect channels of mainly government resellers, compared to 72.2% of our revenues in the quarter ended June 30, 2017. We must continue to expand our sales through these indirect channels in order to increase our revenues. We cannot assure you that our products will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues. Further, many of our competitors are also trying to sell their products through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our products.

You will experience substantial dilution upon the conversion or redemption of the shares of preferred stock that we issued in our private placements or in the event we raise additional funds through the issuance of new shares of our common stock or securities convertible or exercisable into shares of common stock.

On August 3, 2018, we had 13,016,836 shares of common stock outstanding. Upon conversion of all outstanding shares of preferred stock, we will have 14,084,279 shares of common stock outstanding, approximately an 8.3% increase in the number of shares of our common stock outstanding.

In addition, management may issue additional shares of common stock or securities exercisable or convertible into shares of common stock in order to finance our continuing operations. Any future issuances of such securities would have additional dilutive effects on the existing holders of our Common Stock.

Further, the occurrence of certain events could entitle holders of our Series 2 Preferred Stock and Series 3 Preferred Stock to require us to redeem their shares for a certain number of shares of our common stock.  Assuming (i) we have paid all liquidated damages and other amounts to the holders, (ii) paid all outstanding dividends, (iii) a volume weighted average price of $1.57, which was the ten-day volume weighted average closing price of our common stock on August 3, 2018, and (iv) our 13,016,836 shares of common stock outstanding on August 3, 2018, upon exercise of their redemption right by the holders of the Series 3 Preferred Stock and the Series 2 Preferred Stock, we would be obligated to issue approximately 288,000 shares of our common stock.  This would represent an increase of approximately 2.2% in the number of shares of our common stock as of August 3, 2018.

The conversion of preferred stock we issued in the private placements may cause the price of our common stock to decline.

The holders of the shares of our 5% Preferred Stock may freely convert their shares of preferred stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission. As of August 3, 2018, 800,000 shares of our 5% Preferred Stock had converted into 1,272,263 shares of common stock and 200,000 shares of our 5% preferred stock, convertible into 318,065 shares of common stock, remain outstanding.

The holders of the shares of Series 2 5% Preferred Stock may freely convert their shares of preferred stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission. As of August 3, 2018, 605,200 shares of Series 2 Preferred Stock had converted into 605,200 shares of common stock and 460,000 shares of Series 2 5% preferred stock remain outstanding.

The holders of the shares of Series 3 5% Preferred Stock may freely convert their shares of Series 3 Preferred Stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission. As of August 3, 2018, 275,230 shares of Series 3 Preferred Stock had converted into 275,230 shares of common stock and 289,377 shares of Series 3 5% preferred stock remain outstanding.

For the four weeks ended on August 3, 2018, the average daily trading volume of our common stock on the OTCQB was 9,000 shares.  Consequently, if holders of preferred stock elect to convert their remaining shares and sell a material amount of their underlying shares of common stock on the open market, the increase in selling activity could cause a decline in the market price of our common stock.  Furthermore, these sales, or the potential for these sales, could encourage short sales, causing additional downward pressure on the market price of our common stock.

You will experience substantial dilution upon the exercise of stock options currently outstanding.

On August 3, 2018, we had 13,016,836 shares of common stock outstanding.  Upon the exercising of current options exercisable at or below the exercise price of $1.00, we will have approximately 14,179,000 shares of common stock outstanding, a 8.9% increase in the number of shares of our common stock outstanding.

Our management and larger stockholders exercise significant control over our company and have the ability to approve or take actions that may be adverse to your interests.

As of August 3, 2018, our executive officers, directors and preferred stockholders beneficially own approximately 31% of our voting power.  In addition, other related parties control approximately 30% of voting power.  As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us.  These stockholders may use their influence to approve or take actions that may be adverse to the interests of holders of our Common Stock.  Further, we contemplate the possible issuance of shares of our Common Stock or of securities exercisable or convertible into shares of our Common Stock in the future to our Chief Executive Officer and Chief Financial Officer.  Any such issuance will increase the percentage of stock our Chief Executive Officer, Chief Financial Officer and our management group beneficially holds.

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

INTRUSION INC.

Date: August 14, 2018	/s/ G. Ward Paxton
G. Ward Paxton
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2018	/s/ Michael L. Paxton
Michael L. Paxton
Vice President, Chief Financial Officer, Treasurer & Secretary
(Principal Financial & Accounting Officer)