Form 10-Q
period 2018-09-30
INTRUSION INC
filed 2018-11-13
CIK 736012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on November 1, 2018 was 13,120,336.

INTRUSION INC.

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017	3

Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017	4

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 4. Controls and Procedures	12

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 1A. Risk Factors	13

Item 6. Exhibits	15

Signature Page	16

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$853	$224
Accounts receivable	1,117	962
Inventories	—	15
Prepaid expenses	209	89
Total current assets	2,179	1,290
Property and equipment, net	290	124
Other assets	38	38
TOTAL ASSETS	$2,507	$1,452

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$1,367	$1,182
Dividends payable	557	447
Obligations under capital lease, current portion	52	44
Deferred revenue	619	406
Total current liabilities	2,595	2,079

Loan payable to officer	1,815	2,865
Obligations under capital lease, noncurrent portion	47	17

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value: Authorized shares – 5,000
Series 1 shares issued and outstanding — 200 Liquidation preference of $1,200 in 2018 and $1,163 in 2017	707	707
Series 2 shares issued and outstanding — 460 Liquidation preference of $1,371 in 2018 and $1,328 in 2017	724	724
Series 3 shares issued and outstanding — 289 Liquidation preference of $752 in 2018 and $728 in 2017	412	412
Common stock, $0.01 par value:
Authorized shares — 80,000
Issued shares — 13,130 in 2018 and 12,808 in 2017 Outstanding shares — 13,120 in 2018 and 12,798 in 2017	131	128
Common stock held in treasury, at cost – 10 shares	(362)	(362)
Additional paid-in capital	56,572	56,518
Accumulated deficit	(60,092)	(61,529)
Accumulated other comprehensive loss	(42)	(107)
Total stockholders’ deficit	(1,950)	(3,509)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,507	$1,452

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue	$2,665	$1,678	$7,296	$4,780
Cost of revenue	967	736	2,744	1,951

Gross profit	1,698	942	4,552	2,829

Operating expenses:
Sales and marketing	466	394	1,311	1,169
Research and development	329	617	832	1,797
General and administrative	243	242	828	855

Operating income (loss)	660	(311)	1,581	(992)

Other income	—	928	—	928
Interest expense, net	(43)	(49)	(144)	(157)

Net income (loss)	$617	$568	$1,437	$(221)

Preferred stock dividends accrued	(35)	(35)	(104)	(104)
Net income (loss) attributable to common stockholders	$582	$533	$1,333	$(325)

Net income (loss) per share attributable to common stockholders:
Basic	$0.04	$0.04	$0.10	$(0.03)
Diluted	$0.04	$0.04	$0.09	$(0.03)

Weighted average common shares outstanding:
Basic	13,062	12,798	13,009	12,781
Diluted	14,955	14,076	14,901	12,781

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30, 2018	September 30, 2017
Operating Activities:
Net income (loss)	$1,437	$(221)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	96	159
Stock-based compensation	16	16
Penalties and waived penalties on dividends	34	24
Extinguishment of U.K. cumulative translation adjustment	65	—
Gain on sale of investment	—	(56)
Changes in operating assets and liabilities:
Accounts receivable	(155)	(134)
Inventories	15	15
Prepaid expenses and other assets	(120)	40
Accounts payable and accrued expenses	191	168
Deferred revenue	213	263
Net cash provided by operating activities	1,792	274

Investing Activities:
Purchases of property and equipment	(173)	(13)
Proceeds from sale of investment	—	56
Net cash provided by (used in) investing activities	(173)	43

Financing Activities:
Proceeds from stock options exercised	111	11
Borrowings on loans from officer	150	1,580
Payments on loans from officer	(1,200)	(1,600)
Principal payments on capital leases	(51)	(109)
Net cash used in financing activities	(990)	(118)

Net increase in cash and cash equivalents	629	199
Cash and cash equivalents at beginning of period	224	102
Cash and cash equivalents at end of period	$853	$263

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:

Preferred stock dividends accrued	$104	$104
Purchase of leased equipment under capital lease	$89	$—

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The December 31, 2017 balance sheet was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States. However, we believe that the disclosures are adequate to make the information presented not misleading. In our opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2018.

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

On January 1, 2018 we adopted ASU No. 2014-09, Revenue from Contracts with Customers, as amended, using the modified retrospective approach. At the date of adoption there was no impact on the balance sheet or statement of operation. ASU No. 2014-09 did not have a material effect on the Company’s financial position, results of operations or cash flows for the three and nine month periods ended September 30, 2018.

3.	Inventories (In thousands)

	September 30, 2018	December 31, 2017

Inventories consist of:
Finished products	—	15
Net inventory	$—	15

4.	Loan Payable to Officer

On February 9, 2017, the Company entered into an unsecured revolving promissory note to borrow up to $3,400,000 from G. Ward Paxton, the Company’s Chief Executive Officer (the “CEO Note”). Under the terms of the CEO Note, the Company may borrow, repay and reborrow on the loan as needed up to an outstanding principal balance due of $3,400,000 at any given time through March 2019.

On March 2, 2017, the Company amended the CEO Note described above on the same terms. The Company may borrow, repay, and re-borrow on the note as needed up to an outstanding principal balance due of $3,700,000 at any given time through March 2019.

On February 8, 2018, the Company renewed the CEO Note on the same terms. The Company may borrow, repay and reborrow on the note as needed up to an outstanding principal balance due of $3,700,000 at any given time through March 2020.

Amounts borrowed under the CEO Note accrue interest at a floating rate per annum equal to Silicon Valley Bank’s (“SVB”) prime rate plus 1% (6.25% at September 30, 2018). All outstanding borrowings and accrued but unpaid interest is due on March 31, 2020. As of September 30, 2018, the borrowings outstanding totaled $1,815,000 and accrued interest totaled $450,000.

5.	Accounting for Stock-Based Compensation

During the three month periods ended September 30, 2018 and 2017, the Company did not grant any stock options to employees or directors. The Company recognized $5,000 and $6,000, respectively, of stock-based compensation expense for the three month periods ended September 30, 2018 and 2017. During the nine month periods ended September 30, 2018 and 2017, the Company granted 24,000 and 24,000, respectively, of stock options to employees and directors. The Company recognized $16,000 and $16,000, respectively, of stock-based compensation expense for the nine month periods ended September 30, 2018 and 2017.

During the three month periods ended September 30, 2018 and 2017, 103,500 and zero options were exercised under the 2005 Plan, respectively. During the nine month periods ended September 30, 2018 and 2017, 322,500 and 50,000 were exercised under the 2005 Plan, respectively.

Valuation Assumptions

The fair values of employee and director option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	For Three Months Ended September 30, 2018	For Three Months Ended September 30, 2017	For Nine Months Ended September 30, 2018	For Nine Months Ended September 30, 2017

Weighted average grant date fair value	—	—	$0.99	$0.26
Weighted average assumptions used:
Expected dividend yield	—	—	0.0%	0.0%
Risk-free interest rate	—	—	2.93%	1.77%
Expected volatility	—	—	131.0%	75.0%
Expected life (in years)	—	—	5.0	5.0

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

Contract assets represent contract billings for sales per contracts with customers and are classified as current. Our contract assets include our accounts receivables. During the three months ended September 30, 2018, contract assets increased $49,000 because new contract assets exceeded cash receipts. For the nine months ended September 30, 2018, contract assets increased $155,000 because new contract assets exceeded cash receipts.

Contract liabilities consist of deferred revenue from advanced payments on revenues that have not been recognized on a contract. The Company classifies deferred revenue as current or non-current on the expected timing of sales recognition. For the three months ended September 30, 2018, the Company recognized revenue of $329,000 from its contract liabilities balance due to revenue recognition in accordance with contract terms. For the nine months ended on September 30, 2018, advance payments increased $1.2 million offset by recognizing revenue of $987,000.

7.	Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period. Our common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding options and warrants. The aggregate number of common stock equivalents excluded from the diluted loss per share calculation for the three month periods ended September 30, 2018 and 2017 are 149,000 and 1,014,500 as they are antidilutive. The aggregate number of common stock equivalents excluded from the diluted income (loss) per share calculation for the nine month periods ended September 30, 2018 and 2017 are 292,044 and 1,675,619 as they are antidilutive.

8.	Concentrations

Our operations are concentrated in one area—security software/entity identification. Sales to the U.S. Government through direct and indirect channels totaled 84.5% of total revenues for the third quarter of 2018 compared to 90.6% of total revenues for the third quarter of 2017. During the third quarter of 2018, approximately 66.4% of total revenues were attributable to four government customers compared to approximately 90.6% of total revenues attributable to six government customers in the third quarter of 2017. There was one individual commercial customer in the third quarter of 2018 attributable for 14.5% of total revenue compared to 6.2% of total revenue to one individual commercial customer for the same period in 2017. Our similar product and service offerings are not viewed as individual segments, as our management analyzes the business as a whole and expenses are not allocated to each product offering.

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

During the quarter ended September 30, 2018, we accrued $13,000 in dividends payable to the holders of our 5% Preferred Stock, $14,000 in dividends payable to the holders of our Series 2 5% Preferred Stock and $8,000 in dividends payable to the holders of our Series 3 5% Preferred Stock. As of September 30, 2018, we have $557,000 in accrued and unpaid dividends.

Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year. These dividends continue to accrue on all our outstanding shares of preferred stock, regardless of whether we are legally able to pay them. If we are unable to pay dividends on our preferred stock, we will be required to accrue an additional late fee penalty of 18% per annum on the unpaid dividends for the Series 2 Preferred Stock and Series 3 Preferred Stock. Our CEO, CFO and one outside board member who are holders of our Series 2 and Series 3 Preferred Stock have waived any possible late fee penalties. In addition to this late penalty, the holders of our Series 2 Preferred Stock and Series 3 Preferred Stock could elect to present us with written notice of our failure to pay dividends as scheduled, in which case we would have 45 days to cure such a breach. In the event that we failed to cure the breach, the holders of these shares of preferred stock would then have the right to require us to redeem their shares of preferred stock for a cash amount calculated in accordance with their respective certificates of designation. If we were required to redeem all shares of Series 2 Preferred Stock and Series 3 Preferred Stock as of November 1, 2018, the aggregate redemption price we would owe would be $2.4 million.

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q, including, without limitation, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are generally accompanied by words such as “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate,” “may” or other words that convey uncertainty of future events or outcomes. These statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations, which we describe in more detail elsewhere in this Quarterly Report on Form 10-Q, as well as in our Quarterly Reports filed on Form 10-Q on May 11, and August 14, 2018, in Part II Item 1A ”Risk Factors”, and in our 2017 Annual Report on Form 10-K, filed March 29, 2018, in Item 1A “Risk Factors” include, but are not limited to:

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

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Total revenue	100.0%	100.0%	100.0%	100.0%

Total cost of revenue	36.3	43.9	37.6	40.8

Gross profit	63.7	56.1	62.4	59.2

Operating expenses:
Sales and marketing	17.5	23.5	18.0	24.4
Research and development	12.3	36.7	11.4	37.6
General and administrative	9.1	14.4	11.3	17.9

Operating income (loss)	24.8	(18.5)	21.7	(20.7)

Other income	—	55.3	—	19.4
Interest expense, net	(1.6)	(2.9)	(2.0)	(3.3)

Income (loss) before income tax provision	23.2	33.9	19.7	(4.6)

Income tax provision	—	—	—	—

Net income (loss)	23.2%	33.9%	19.7%	(4.6)%
Preferred stock dividends accrued	(1.4)	(2.1)	(1.4)	(2.2)

Net income (loss) attributable to common stockholders	21.8%	31.8%	18.3%	(6.8)%

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Domestic revenues	100.0%	100.0%	100.0%	100.0%
Export revenues	—	—	—	—

Net revenues	100.0%	100.0%	100.0%	100.0%

Net Revenues. Net revenues for the quarter and nine months ended September 30, 2018 were $2.7 million and $7.3 million, respectively, compared to $1.7 million and $4.8 million for the same periods in 2017. Product revenues increased $1.0 million for the quarter ended September 30, 2018, and $2.5 million for the nine months ended September 30, 2018 compared to the same periods in 2017. Increased product revenues were primarily due to an increase in sales of our TraceCop product line. TraceCop sales for the quarters ended September 30, 2018 and 2017 were $2.7 million and $1.7 million, respectively. Savant sales were $29 thousand for the quarter ended September 30, 2018 and remained the same as the quarter ended September 30, 2017.

Concentration of Revenues. Revenues from sales to various U.S. government entities totaled $2.3 million, or 84.5% of revenues, for the quarter ended September 30, 2018 compared to $1.5 million, or 90.6% of revenues, for the same period in 2017. Revenues from sales to various U.S. government entities totaled $6.1 million, or 84.2% of revenues, for the nine months ended September 30, 2018, compared to $3.8 million, or 80.2% of revenues, for the same period in 2017. Sales to commercial customers totaled 15.5% of total revenue for the third quarter of 2018 compared to 9.4% of total revenue for the third quarter of 2017. During the third quarter of 2018, approximately 14.5% of total revenue was attributable to one commercial customer compared to approximately 6.2% to one commercial customer in the third quarter of 2017. Although we expect our concentration of revenues to vary among customers in future periods depending upon the timing of certain sales, we anticipate that sales to government customers will continue to account for a significant portion of our revenues in future periods. Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including, without limitation, potential disruption to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience. Although we do not anticipate that any of our revenues with government customers will be renegotiated, a large number of cancelled or renegotiated government orders could have a material adverse effect on our financial results. Currently, we are not aware of any proposed cancellation or renegotiation of any of our existing arrangements with government entities and, historically, government entities have not cancelled or renegotiated orders which had a material adverse effect on our business.

Gross Profit. Gross profit was $1.7 million or 63.7% of net revenues for the quarter ended September 30, 2018, compared to $0.9 million or 56.1% of net revenues for the quarter ended September 30, 2017. Gross profit was $4.6 million or 62.4% of net revenues for the nine months ended September 30, 2018 compared to $2.8 million or 59.2% of net revenues for the nine months ended September 30, 2017. Gross profit on product revenues for the quarter and nine months ended September 30, trended from 56.1% and 59.2%, respectively, in 2017 to 63.7% and 62.4%, respectively, in 2018 mainly due to a change in product mix. Gross profit increases can be attributed to such variables as labor hour rates and department overhead. Gross profit as a percentage of net revenues is impacted by several factors, including shifts in product mix, changes in channels of distribution, revenue volume, pricing strategies, and fluctuations in revenues of integrated third-party products.

Sales and Marketing. Sales and marketing expenses increased to $0.5 million for the quarter ended September 30, 2018, compared to $0.4 million for same period in 2017. Sales and marketing expenses increased to $1.3 million for the nine months ended September 30, 2018, compared to $1.2 million for the same period in 2017. Sales and marketing expenses may vary in the future. We believe that these costs will increase through the end of 2018, with increases in revenue.

Research and Development. Research and development expenses decreased to $0.3 million for the quarter ended September 30, 2018, compared to $0.6 million for the same period in 2017. Research and development decreased to $0.8 million for the nine months ended September 30, 2018, compared $1.8 million in 2017. Decreases in research and development costs were due to lower payroll expense as payroll was allocated to cost of sales. Research and development costs are expensed in the period incurred. Research and development expenses may vary in the future; however, we believe that these costs will remain relatively constant through the end of 2018, although expenses may be increased relative to increases in revenue.

General and Administrative. General and administrative expenses remained constant at $0.2 million for the quarters ended September 30, 2018 and 2017. General and administrative expenses decreased to $0.8 million compared to $0.9 million for the nine months ended for September 30, 2018 and 2017. It is expected that general and administrative expenses will remain relatively constant throughout the remainder of 2018, although expenses may be increased relative to increases in revenue.

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

Interest. Net interest expense decreased to $43 thousand for the quarter ended September 30, 2018, compared to $49 thousand for the same period in 2017. Net interest expense decreased to $144 thousand for the nine months ended September 30, 2018 compared to $157 thousand for the same period in 2017. The decrease in interest expense was primarily due to a reduction in the principal balance of the CEO Note. Net interest expense may vary in the future based on our level of borrowing, which will be affected by our cash flow, operating income and capital expenditures.

Liquidity and Capital Resources

Our principal source of liquidity at September 30, 2018, was approximately $853 thousand of cash and cash equivalents. At September 30, 2018, we had a working capital deficiency of $0.4 million compared to a $1.0 million deficiency at September 30, 2017.

Net cash provided by operations for the nine months ended September 30, 2018 was $1.8 million due primarily to a net income of $1.437 million and to the following sources of cash and non-cash items: $213 thousand increase in deferred revenue, $191 thousand increase in accounts payable and accrued expenses, $15 thousand decrease in Inventories, $34 thousand in penalties and waived penalties on dividends, $50 thousand in amortization expense of capital leases, $46 thousand in depreciation expense, $16 thousand in stock-based compensation, and a $65 thousand write-off of the United Kingdom’s cumulative translation adjustment. This was partially offset by a $120 thousand increase in prepaid expenses and other assets and a $155 thousand increase in accounts receivable. Net cash provided by operations for the nine months ended September 30, 2017, was $274 thousand due to the following sources of cash and non-cash items: $263 thousand increase in deferred revenue, $168 thousand increase in accounts payable and accrued expenses, $40 thousand decrease in prepaid expenses and other assets, $15 thousand decrease in Inventories, $106 thousand in amortization expense of capital leases, $53 thousand in depreciation expense, $24 thousand in penalties and waived penalties on dividends, and $16 thousand in stock-based compensation. This was partially offset by a net operating loss of $221 thousand, $56 thousand gain on sale of investment and a $134 thousand increase in accounts receivable. Future fluctuations in inventory balances, accounts receivable and accounts payable will be dependent upon several factors, including, but not limited to, quarterly sales volumes and timing of invoicing, and the accuracy of our forecasts of product demand and component requirements.

Net cash used by investing activities for the nine months ended September 30, 2018, was $173 thousand for net purchases of property and equipment, compared to net cash provided by investing activities for the nine months ended September 30, 2017, was $43 thousand due to $56 thousand in proceeds from sale of investment offset by $13 thousand for net purchases of property and equipment.

Net cash used by financing activities in 2018 was $1.0 million due to payments to the CEO Note of $1.2 million and $51 thousand payment on principal on capital leases. This was directly offset by the following provisions of cash: proceeds from a loan by an officer of $150 thousand and $111 thousand from the exercise of stock options. Net cash used by financing activities for the nine months ended September 30, 2017, was $118 thousand due to $1.6 million in payments to the loan by an officer, and $109 thousand payment on the principal of capital leases. This was offset by: proceeds from a loan by an officer of $1.58 million and $11 thousand in proceeds from the exercise of stock options.

At September 30, 2018, the Company did not have any material commitments for capital expenditures.

During the nine months ended September 30, 2018, the Company funded its operations through the use of cash and cash equivalents and advances on the loan from our Chief Executive Officer.

As of September 30, 2018, we had cash and cash equivalents of approximately $853,000, up from approximately $224,000 as of December 31, 2017. We generated net income of $617,000 for the quarter ended September 30, 2018 compared to a net income of $568,000 for the quarter ended September 30, 2017. As of September 30, 2018, in addition to cash and cash equivalents of $853,000, we had $1.9 million of funding available from a promissory note to borrow up to $3.7 million from G. Ward Paxton, the Company’s Chief Executive Officer. We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources. Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months. We expect to fund our operations through anticipated Company profits and borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018, and concluded that the disclosure controls and procedures were effective.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) as of December 31, 2017, and concluded that there have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          RISK FACTORS

Factors That May Affect Future Results of Operations

We are providing the following information regarding changes that have occurred to previously disclosed risk factors from our Annual Report on Form 10-K for the year ended December 31, 2017. In addition to the other information set forth below and elsewhere in this report, you should consider the factors discussed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2017 filed on March 29, 2018 and the previous Quarterly Reports filed on Form 10-Q on May 11 and August 14, 2018. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We may not have sufficient cash to operate our business and may not be able to maintain future liquidity requirements. Additional debt and equity offerings to fund future operations may not be available and, if available, may significantly dilute the value of our currently outstanding common stock.

As of September 30, 2018, we had cash and cash equivalents of approximately $853,000, up from approximately $224,000 as of December 31, 2017. We generated net income of $617,000 for the quarter ended September 30, 2018 compared to a net income of $568,000 for the quarter ended September 30, 2017. As of September 30, 2018, in addition to cash and cash equivalents of $853,000, we had $1.9 million of funding available from a promissory note to borrow up to $3.7 million from G. Ward Paxton, the Company’s Chief Executive Officer. We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources. Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months. We expect to fund our operations through anticipated Company profits and borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

We had a net income of $617 thousand for the quarter ended September 30, 2018, and we have an accumulated deficit of $60.1 million as of September 30, 2018. To continue current financial performance, we must sustain or increase revenue levels.

For the quarter ended September 30, 2018, we generated a net income of $617 thousand and had an accumulated deficit of approximately $60.1 million as of September 30, 2018, compared to a net income of $568 thousand for the quarter ended September 30, 2017 and an accumulated deficit of approximately $61.7 million at September 30, 2017. We need to maintain current revenue levels from the sales of our products if we are to continue profitability. If we are unable to achieve these revenue levels, losses could happen for the near term and possibly longer, and we may not maintain profitability or generate positive cash flow from operations in the future.

A large percentage of our revenues are received from U.S. government entities/resellers, and the loss of any one of these customers could reduce our revenues and materially harm our business and prospects.

A large percentage of our revenues result from sales to U.S. government entities/resellers. If we were to lose one or more of these key relationships, our revenues could decline and our business and prospects may be materially harmed. We expect that even if we are successful in developing relationships with non-governmental customers, our revenues will continue to be concentrated among government entities. For the quarter ended September 30, 2018, sales to U.S. government entities/resellers collectively accounted for 84.5% of our revenues, compared to 90.6% for the comparable period in 2017. The loss of any of these key relationships may send a negative message to other U.S. government entities or non-governmental customers concerning our product offering. We cannot assure you that U.S. government entities will be customers of ours in future periods or that we will be able to diversify our customer portfolio to adequately mitigate the risk of loss of any of these customers.

A large percentage of our revenues are from one product line with a limited number of customers, and the decrease of revenue from sales of this product line could materially harm our business and prospects.

A large percentage of our revenues result from sales of our security product line. Savant revenues remained constant at $29 thousand for the quarters ended September 30, 2018 and 2017. TraceCop revenues were $2.7 million for the quarter ended September 30, 2018, compared to $1.7 million for the same quarter in 2017. There was one individual commercial customer in the third quarter of 2018 attributable for 14.5% of total revenue that exceeded 10% of total revenues for that quarter compared to none for the same period in 2017. If sales of this key product line were to decrease, our revenues could decline and our business and prospects may be materially harmed.

We are highly dependent on sales made through indirect channels, the loss of which would materially adversely affect our operations.

We derived 84.5% of revenue in the third quarter of 2018 through indirect channels of mainly government resellers, compared to 92.1% of our revenues in the quarter ended September 30, 2017. We must continue to expand our sales through these indirect channels in order to increase our revenues. We cannot assure you that our products will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues. Further, many of our competitors are also trying to sell their products through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our products.

You will experience substantial dilution upon the conversion or redemption of the shares of preferred stock that we issued in our private placements or in the event we raise additional funds through the issuance of new shares of our common stock or securities convertible or exercisable into shares of common stock.

On November 2, 2018, we had 13,120,336 shares of common stock outstanding. Upon conversion of all outstanding shares of preferred stock, we would have 14,187,779 shares of common stock outstanding, approximately an 8.1% increase in the number of shares of our common stock outstanding.

In addition, management may issue additional shares of common stock or securities exercisable or convertible into shares of common stock in order to finance our continuing operations. Any future issuances of such securities would have additional dilutive effects on the existing holders of our Common Stock.

Further, the occurrence of certain events could entitle holders of our Series 2 Preferred Stock and Series 3 Preferred Stock to require us to redeem their shares for a certain number of shares of our common stock. Assuming (i) we have paid all liquidated damages and other amounts to the holders, (ii) paid all outstanding dividends, (iii) a volume weighted average price of $2.57, which was the ten-day volume weighted average closing price of our common stock on November 2, 2018, and (iv) our 13,120,336 shares of common stock outstanding on November 2, 2018, upon exercise of their redemption right by the holders of the Series 3 Preferred Stock and the Series 2 Preferred Stock, we would be obligated to issue approximately 176,000 shares of our common stock. This would represent an increase of approximately 1.4% in the number of shares of our common stock as of November 2, 2018.

The conversion of preferred stock we issued in the private placements may cause the price of our common stock to decline.

The holders of the shares of our 5% Preferred Stock may freely convert their shares of preferred stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission. As of November 2, 2018, 800,000 shares of our 5% Preferred Stock had converted into 1,272,263 shares of common stock and 200,000 shares of our 5% preferred stock, convertible into 318,065 shares of common stock, remain outstanding.

The holders of the shares of Series 2 5% Preferred Stock may freely convert their shares of preferred stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission. As of November 2, 2018, 605,200 shares of Series 2 Preferred Stock had converted into 605,200 shares of common stock and 460,000 shares of Series 2 5% preferred stock remain outstanding.

The holders of the shares of Series 3 5% Preferred Stock may freely convert their shares of Series 3 Preferred Stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission. As of November 2, 2018, 275,230 shares of Series 3 Preferred Stock had converted into 275,230 shares of common stock and 289,377 shares of Series 3 5% preferred stock remain outstanding.

For the four weeks ended on November 2, 2018, the average daily trading volume of our common stock on the OTCQB was 5,200 shares. Consequently, if holders of preferred stock elect to convert their remaining shares and sell a material amount of their underlying shares of common stock on the open market, the increase in selling activity could cause a decline in the market price of our common stock. Furthermore, these sales, or the potential for these sales, could encourage short sales, causing additional downward pressure on the market price of our common stock.

You will experience substantial dilution upon the exercise of stock options currently outstanding.

On November 2, 2018, we had 13,120,336 shares of common stock outstanding. Upon the exercising of current options exercisable at or below the exercise price of $1.00, we would have approximately 14,105,000 shares of common stock outstanding, a 7.5% increase in the number of shares of our common stock outstanding.

Our management and larger stockholders exercise significant control over our company and have the ability to approve or take actions that may be adverse to your interests.

As of November 2, 2018, our executive officers, directors and preferred stockholders beneficially own approximately 31% of our voting power. In addition, other related parties control approximately 30% of voting power. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. These stockholders may use their influence to approve or take actions that may be adverse to the interests of holders of our Common Stock. Further, we contemplate the possible issuance of shares of our Common Stock or of securities exercisable or convertible into shares of our Common Stock in the future to our Chief Executive Officer and Chief Financial Officer. Any such issuance will increase the percentage of stock our Chief Executive Officer, Chief Financial Officer and our mana gement group beneficially holds.

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

INTRUSION INC.

Date: November 13, 2018	/s/ G. Ward Paxton
G. Ward Paxton
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2018	/s/ Michael L. Paxton
Michael L. Paxton
Vice President, Chief Financial Officer, Treasurer & Secretary
(Principal Financial & Accounting Officer)