Form 10-K
period 2018-12-31
INTRUSION INC
filed 2019-03-28
CIK 736012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                                                                     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                                                                                                                                       Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                                                                            ☒

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2018: $15,043,000.

As of February 28, 2019, 13,515,236 shares of the issuer’s Common Stock were outstanding.

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

Our product families include:

●	TraceCop for entity identification, cybercrime detection and disclosure, and;
●	Savant for high speed data mining and analytics, and advanced persistent threat detection.

Intrusion’s products help protect critical information assets by quickly detecting, protecting, analyzing and reporting attacks or misuse of classified, private and regulated information for government and enterprise networks.

We market and distribute our products through a direct sales force to:

●	end-users, and
●	value-added resellers.

Our end-user customers include:

●	U.S. federal government entities,
●	state and local government entities,
●	large and diverse conglomerates,
●	manufacturing entities, and
●	other customers.

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

Government Sales

Sales to U.S. government customers accounted for 83.9% of our revenues for the year ended December 31, 2018, compared to 81.6% of our revenue in 2017. We expect to continue to derive a substantial portion of our revenues from sales to governmental entities in the future as we continue to market our entity identification products and data mining products to the government. Sales to the government present risks in addition to those involved in sales to commercial customers that could adversely affect our revenues, including potential disruption due to irregularities in or interruptions to appropriation and spending patterns, delays in approving a federal budget and the government’s reservation of the right to cancel contracts and purchase orders for its convenience.

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

Industry Background

We develop, market and support a family of entity identification, data mining and advanced persistent threat detection products. Our product families include:

●

The TraceCop™ product line, which includes a number of our proprietary supporting tools, allows our customers and in-house cyber analysts to accurately discover and help identify ‘bad actors’ associated with cybercrime.

●	The Savant™ product is a ‘purpose-built’, very high-speed network data mining and analytics software package that is easily installed on commercial off the shelf platforms.

Our customers use our products as an integral part of protecting their critical infrastructure and data information assets. By quickly detecting, protecting, analyzing and reporting attacks, along with the potential misuse of classified information, we have become a key component to the daily challenges of cyber security for both government and large enterprises.

Products

TraceCop

Our TraceCop product family includes a database of worldwide IP addresses, registrant information and their associations, along with a plurality of related IP information, some dating back nearly two decades. When combined with Intrusion’s multitude of cyber security ‘global threat feeds’, along with our TraceCop family of proprietary supporting tools, this vast and ever expanding capability is used in conjunction with our customer’s data to help identify areas of vulnerability and potential cyber security threats. In addition to it’s extensive capability, the TraceCop family includes analytical software with a GUI interface to assist the analysts in locating cybercriminals and other potential ‘bad actors’ or network anomalies. We offer our customers a daily, weekly or monthly enrichment service to assist them in the culling of ‘good’ data traffic from potential threats.

Intrusion licenses TraceCop to our customers for a yearly fee and offers scheduled updates. Intrusion will either install and update the database at the Intrusion facility or install TraceCop on a customer server onsite. Updates are delivered via secure Internet feed or removable storage devices.

Savant

Savant is a high speed network data mining and analysis product which organizes the data into networks of relationships and associations. Its patented design exceeds performance expectations and ensures ‘deep dives’ into data-in-motion in order to quickly and accurately detect advanced persistent threats. Savant can operate on networks with data flows of over 20 gigabits per second, and still maintain a 100% inspection rate of all packets.

The Savant solution provides real-time access and insight into a company’s own indisputable and quantifiable network data for more effective, unbiased examination of their flows. Uses of the Savant product include data mining, data loss prevention, advanced persistent threat detection and identification of Internet habits of network users. Savant is a software product which we license to our customers for which we sell data updates. We also offer the option to fully implement a server and re-sell to the customer as a turn-key solution.

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

Product Development

The network security industry is characterized by rapidly changing technology standards and customer demands all shaped by the current state of the economy. We believe that our future success depends in large part upon the timely enhancement of existing products as well as the development of new technologically advanced products that meet cybersecurity industry needs and perform successfully and efficiently. We are currently marketing TraceCop and Savant products to meet emerging market requirements and are continuously engaged in testing to ensure that our products interoperate with other manufacturers’ products, which comply with industry standards.

During 2018 and 2017, our research and development expenditures were approximately $1.2 and $2.2 million, respectively. All of our expenditures for research and development have been expensed as incurred. At December 31, 2018, we had 21 employees engaged in research, product development and engineering. At certain times during the year, research and development labor expense has been shifted to direct labor to support ongoing projects.

Manufacturing and Supplies

Our internal manufacturing operations consist primarily of software, packaging, testing and quality control of finished units.

The hardware we sell are standard off-the-shelf products.

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

Foreign Sales. Export sales did not account for any revenue in 2018 and 2017. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report for a geographic breakdown of our revenue in 2018 and 2017.

Marketing. We have implemented several methods to market our products, including participation in trade shows and seminars, distribution of sales literature and product specifications and ongoing communication with our resellers and installed base of end-user customers.

Customers. Our end-user customers include U.S. federal government, state and local government entities, large and diversified conglomerates and manufacturing entities. Sales to certain customers and groups of customers can be impacted by seasonal capital expenditure approval cycles, and sales to customers within certain geographic regions can be subject to seasonal fluctuations in demand.

In 2018, 83.9% of our revenue was derived from a variety of U.S. government entities through direct sales and indirectly through system integrators and resellers. These sales are attributable to ten U.S. Government customers through direct and indirect channels; four exceeded 10% of total revenue individually in 2018. Comparatively, sales to the U.S. Government through direct and indirect channels totaled 81.6% of total revenues for 2017. Those sales were attributable to six U.S. Government customers through direct and indirect channels; three exceeded 10% of total revenue individually in 2017. A reduction in our sales to U.S. government entities could have a material adverse effect on our business and operating results if not replaced.

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

There are numerous companies competing in various segments of the data security markets. At this time, we have limited competitors for TraceCop; however, we expect competitors to emerge in the future. These competitors perform only a portion of the functions that we currently perform with TraceCop. Also, we have been collecting the TraceCop data continuously for more than ten years. We believe that none of our current or future competitors have the ability to provide this historical data. In our newest market segment, data mining and advanced persistent threat detection, we compete with several companies including Niksun, NetScout, Fireeye and Palo Alto Networks.

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

Employees

As of December 31, 2018, we employed a total of 31 full time persons, including 6 in sales, marketing and technical support, 21 in research, product development and engineering, and 4 in administration and finance.

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

As of December 31, 2018, we had cash and cash equivalents of approximately $1,652,000, up from approximately $224,000 as of December 31, 2017. We generated a net income of $2,287,000 for the year ended December 31, 2018 compared to net loss of $30,000 for the year ended December 31, 2017. The net loss in 2017 included other income of $928,000, of which $872,000 came from the sale of certain unused IP addresses and $56,000 from the sale of an investment. As of February 28, 2019, in addition to cash and cash equivalents, $885,000 of funding is available from a promissory note to borrow up to $2.7 million from G. Ward Paxton, the Company’s Chief Executive Officer. We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources. Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures through March 31, 2020. We expect to fund our operations through anticipated Company profits, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, could have the effect of diluting our existing common stockholders, perhaps significantly. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

We had a net income of $2.3 million for the year ended December 31, 2018 and have an accumulated deficit of 59.2 million as of December 31, 2018. To continue profitability, we must continue to generate consistent or increased revenue.

For the year ended December 31, 2018, we had a net income of $2.3 million and had an accumulated deficit of approximately $59.2 million as of December 31, 2018, compared to a net loss of $30 thousand and an accumulated deficit of approximately $61.5 million as of December 31, 2017. We need to continue to generate consistent or greater revenue from the sales of our products and services if we are to continue profitability. If we are unable to generate consistent or greater revenue growth, net losses may occur and we may not be able to generate positive cash flow from operations in the future.

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

We have not yet received broad market acceptance for our products. We cannot assure you that our present or future products will achieve market acceptance on a sustained basis. In order to achieve market acceptance and achieve future revenue growth, we must introduce complementary security products, incorporate new technologies into our existing product lines and design, develop and successfully commercialize higher performance products in a timely manner. There is no assurance that we will be able to offer new or complementary products that gain market acceptance quickly enough to avoid decreased revenues during current or future product introductions or transitions.

A large percentage of our revenues are received from U.S. government entities, and the loss of any one of these customers could reduce our revenues and materially harm our business and prospects.

A large percentage of our revenues result from sales to U.S. government entities. If we were to lose one or more of these key relationships, our revenues could decline and our business and prospects may be materially harmed. We expect that even if we are successful in developing relationships with non-governmental customers, our revenues will continue to be concentrated among government entities. For the years ended December 31, 2016, 2017 and 2018, sales to U.S. government entities collectively accounted for 69.3%, 81.6% and 83.9% of our total net revenues, respectively. The loss of any of these key relationships may send a negative message to other U.S. government entities or non-governmental customers concerning our product offering. There is no assurance that U.S. government entities will be customers of ours in future periods or that we will be able to diversify our customer portfolio to adequately mitigate the risk of loss of any of these customers.

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

For the years ended December 31, 2016, 2017 and 2018, we derived 70.7%, 81.6% and 83.9% of our revenues from sales through indirect sales channels, such as distributors, value-added resellers, system integrators, original equipment manufacturers and managed service providers. We must expand our sales through these indirect channels in order to increase our revenues. We cannot assure you that our products will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues. Further, many of our competitors are also trying to sell their products through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our products.

The payment of dividends on our preferred stock may strain our cash resources.

On March 25, 2004, we completed a $5,000,000 private placement pursuant to which we issued 1,000,000 shares of our 5% Convertible Preferred Stock (the “Series 1 Preferred Stock”) and warrants to acquire 556,619 shares of our common stock. The conversion price for the Series 1 Preferred Stock is $3.144 per share. As of February 28, 2019, there were 200,000 shares of the Series 1 Preferred Stock outstanding, representing approximately 318,065 shares of common stock upon conversion.

On March 28, 2005, we completed a $2,663,000 private placement pursuant to which we issued 1,065,200 shares of our Series 2 5% Convertible Preferred Stock (the “Series 2 Preferred Stock”) and warrants to acquire 532,600 shares of our common stock. The conversion price for the Series 2 Preferred Stock is $2.50 per share. As of February 28, 2019, there were 460,000 shares of the Series 2 Preferred Stock outstanding, representing 460,000 shares of common stock upon conversion.

On December 2, 2005, we completed a $1,230,843 private placement pursuant to which we issued 564,607 shares of our Series 3 5% preferred stock (the “Series 3 Preferred Stock”) and warrants to acquire 282,306 shares of our common stock. The conversion price for the Series 3 Preferred Stock is $2.18 per share. As of February 28, 2019, there were 289,377 shares of Series 3 Preferred Stock outstanding, representing 289,377 shares of common stock upon conversion.

If we are unable to pay scheduled dividends on shares of our preferred stock it could potentially result in additional consequences, some of them material.

Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year. We have become delinquent in our dividend payments that became past due because we did not have a capital surplus or fiscal year net profits. However, in light of our net profits for the fiscal year ended December 31, 2018, we are able to and have paid these past due dividends as of the date of this Annual Report. However, dividends continue to accrue on all our outstanding shares of preferred stock, regardless of whether we are legally able to pay them, and we cannot assure you that our net assets will exceed our stated capital or that we will have sufficient net profits in order to pay these dividends as they continue to accrue in the future. If we are unable to pay dividends on our preferred stock, we are required to accrue an additional late fee penalty of 18% per annum on the unpaid dividends for the Series 2 Preferred Stock and Series 3 Preferred Stock. In addition to this late penalty, the holders of our Series 2 Preferred Stock and Series 3 Preferred Stock could elect to present us with written notice of any failure to pay dividends as scheduled, in which case we would have 45 days to cure such a breach. In the event that we failed to cure the breach, the holders of these shares of preferred stock would then have the right to require us to redeem their shares of preferred stock for a cash amount calculated in accordance with their respective certificates of designation.

During the year ended December 31, 2018, we accrued $50,000 in dividends to the holders of our 5% Preferred Stock, $57,000 in dividends to the holders of our Series 2 5% Preferred Stock and $32,000 in dividends to the holders of our Series 3 5% Preferred Stock. As of December 31, 2018 and 2017, we had $594,000 and $447,000 in accrued and unpaid dividends included in other current liabilities. Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year. This has been in effect since December 31, 2014. However, in light of our net profits for the fiscal year ended December 31, 2018, we are able to and have paid these past due dividends as of the date of this Annual Report. However, dividends continue to accrue on all our outstanding shares of preferred stock, regardless of whether we are legally able to pay them, and we cannot assure you that our net assets will exceed our stated capital or that we will have sufficient net profits in order to pay these dividends as they continue to accrue in the future. If we are unable to pay dividends on our preferred stock, we will be required to accrue an additional late fee penalty of 18% per annum on the unpaid dividends for the Series 2 Preferred Stock and Series 3 Preferred Stock.

You will experience substantial dilution upon the conversion or redemption of the shares of preferred stock or in the event we raise additional funds through the issuance of new shares of our common stock or securities convertible or exercisable into shares of common stock.

On February 28, 2019, we had 13,515,236 shares of common stock outstanding. Upon conversion of all outstanding shares of preferred stock, we would have 14,582,679 shares of common stock outstanding, approximately an 7.9% increase in the number of shares of our common stock outstanding.

In addition, management may issue additional shares of common stock or securities exercisable or convertible into shares of common stock in order to finance our continuing operations. Any future issuances of such securities would have additional dilutive effects on the existing holders of our Common Stock.

Further, the occurrence of certain events could entitle holders of our Series 2 Preferred Stock and Series 3 Preferred Stock to require us to redeem their shares for a certain number of shares of our common stock. Assuming (i) we have paid all liquidated damages and other amounts to the holders, (ii) paid all outstanding dividends, (iii) a volume weighted average price of $4.08, which was the ten-day volume weighted average closing price of our common stock on March 1, 2019, and (iv) our 13,515,236 shares of common stock outstanding on February 28, 2019, upon exercise of their redemption right by the holders of the Series 3 Preferred Stock and the Series 2 Preferred Stock, we would be obligated to issue approximately 107,000 shares of our common stock. This would represent an increase of approximately 0.8% in the number of shares of our common stock as of February 28, 2019.

The conversion of preferred stock we issued in the private placements may cause the price of our common stock to decline.

The holders of the shares of our 5% Preferred Stock may freely convert their shares of preferred stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission. As of February 28, 2019, 800,000 shares of our 5% Preferred Stock had converted into 1,272,263 shares of common stock.

The holders of the shares of Series 2 5% Preferred Stock may freely convert their shares of preferred stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission. As of February 28, 2019, 605,200 shares of Series 2 Preferred Stock had converted into 605,200 shares of common stock.

The holders of the shares of Series 3 5% Preferred Stock may freely convert their shares of Series 3 Preferred Stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission. As of February 28, 2019, 275,230 shares of Series 3 Preferred Stock had converted into 275,230 shares of common stock.

For the four weeks ended on March 1, 2019, the average daily trading volume of our common stock on the OTCQB was 23,134 shares. Consequently, if holders of preferred stock elect to convert their remaining shares and sell a material amount of their underlying shares of common stock on the open market, the increase in selling activity could cause a decline in the market price of our common stock. Furthermore, these sales, or the potential for these sales, could encourage short sales, causing additional downward pressure on the market price of our common stock.

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

On February 28, 2019, we had 13,515,236 shares of common stock outstanding. Upon the exercising of current options issued at or below the exercise price of $2.73, we will have approximately 14,421,000 shares of common stock outstanding, a 6.7% increase in the number of shares of our common stock outstanding.

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

As of February 28, 2019, our executive officers, directors and preferred stockholders beneficially own approximately 31% of our voting power. In addition, other related parties control approximately 27% of our voting power. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. These stockholders may use their influence to approve or take actions that may be adverse to the interests of other holders of our Common Stock. Further, we contemplate the possible issuance of shares of our Common Stock or of securities exercisable or convertible into shares of our Common Stock in the future to our Chief Executive Officer and Chief Financial Officer. Any such issuance will increase the percentage of stock our Chief Executive Officer, Chief Financial Officer and our management group beneficially hold.

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

The market price of our common stock has been highly volatile in the past and may continue to be volatile in the future. For example, in fiscal year 2018, the market price of our common stock on the OTCQB Marketplace (“OTCQB”) fluctuated between $0.81 and $3.91 per share. The market price of our common stock may fluctuate significantly in the future in response to a number of factors, many of which are outside our control, including:

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

Item 2.     Properties.

Our headquarters are located in a two-story building in Richardson, Texas. We occupy approximately 23,000 square feet of floor space in this facility. This facility houses our corporate administration, operations, marketing, research and development, engineering, sales and technical support personnel. The lease for this facility extends through November 2024.

Approximately thirty percent of our security software research and development and engineering staff are located in two separate small facilities in San Diego, California. The leases for these facilities are currently set to expire in March 2020.

We believe that the existing facilities at December 31, 2018, will be adequate to meet our operational requirements through 2019. We believe that all such facilities are adequately covered by appropriate property insurance. See Note 4 to our Consolidated Financial Statements for additional information regarding our obligations under leases.

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

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters and Business Issuer Purchases of Equity Securities.

Our common stock trades on the OTCQB, where it is currently listed under the symbol “INTZ.” As of February 28, 2019, there were approximately 120 registered holders of record of our common stock. Quotations on the OTCQB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Shares of our 5% convertible preferred stock accrue cash dividends equal to $0.25 per share per annum, payable in arrears on March 31 and September 30 of each year, and shares of our Series 2 5% and Series 3 5% convertible preferred stock accrue cash dividends equal to $0.125 and $0.109 per share per annum, respectively, payable in arrears on the first business day of March, June, September and December of each year. During the fiscal year ended December 31, 2018, we accrued $50,000 in dividends to the holders of our 5% Preferred Stock, $57,000 in dividends to the holders of our Series 2 5% Preferred Stock and $32,000 in dividends to the holders of our Series 3 5% Preferred Stock. Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.

All stock option plans under which our common stock is reserved for issuance have previously been approved by our stockholders. The following table provides summary information as of December 31, 2018 for all of our equity compensation plans (in thousands, except per share data). See Note 9 to our consolidated financial statements for additional discussion.

	Number of shares of common stock to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options	No. of shares of common stock remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	1,234.6	(1)	$0.83	483.0
Equity compensation plans not approved by security holders	—		—	—
Total	1,234.6		$0.83	483.0

(1)	Included in the outstanding options are 1,117,600 from the 2005 Stock Incentive Plan and 117,000 from the 2015 Stock Option Plan.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

This Annual Report on Form 10-K, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Description of Business,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements. Factors that may cause actual results to differ materially from current expectations, which we describe in more detail elsewhere in this Annual Report on Form 10-K under the heading “Risk Factors,” include, but are not limited to:

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

Overview

We develop, market and support a family of entity identification products, data mining and advanced persistent threat detection products. Our product families include:

●

The TraceCop™ product line, including a plurality of our proprietary supporting tools, allows our customers and in-house cyber analyst to accurately discover and help identify ‘bad actors’ associated with cybercrime. The TraceCop product family is built upon an extensive database based on over 20 years of Internet data, Internet understanding and cyber security analytical experience. Along with a multitude of cyber security ‘global threat feeds’, this vast and ever expanding database is used in conjunction with our customer’s data to help identify areas of vulnerability and potential cyber security threats. We offer our customers a daily, weekly or monthly enrichment service to assist them in the culling of ‘good’ data traffic from potential threats.

●

The Savant™ product is a ‘purpose-built’, very high-speed network data mining and analytics software package that is easily installed on COTS (commercial of the shelf) platforms. Its patented design exceeds performance expectations and ensures ‘deep dives’ into data-in-motion in order to quickly and accurately detect advanced persistent threats.

Our customer’s use our products and services as an integral part of protecting their critical infrastructure and data information assets. By quickly detecting, protecting, analyzing and reporting attacks, along with the potential misuse of classified information, we have become a key component to the daily challenges of cybercrime for both government and large enterprises.

Our revenues have been fairly consistent over the past few years due primarily to our focus on our TraceCop and Savant product lines. To date, we have not encountered significant competition in the TraceCop and Savant markets that has caused us to decrease our sales prices when compared to sales prices in previous years. To help keep our operation expenses under control, we held our employee headcount at a reasonable level in 2018 compared to 2017. At December 31, 2017, we employed 31 full time persons and at December 31, 2018, we employed 31 full time persons. Our margins for direct labor only were comparable at 64.0% in 2017, and 63.0% in 2018.

In order for us to operate and grow our business, we must generate and sustain sufficient operating profits and cash flow in future periods. This will require us to continue to generate revenues from sales of our entity identification software, data mining and advanced persistent threat products. In order to obtain these sales, our products must gain acceptance in a competitive industry. We believe our ability to market and sell our TraceCop and Savant products into the marketplace in a timely manner and our efforts to effectively control spending levels will help us achieve these results.

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

Fair Value of Financial Instruments

We calculate the fair value of our assets and liabilities which qualify as financial instruments and include additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of accounts receivable, accounts payable and accrued expenses, and dividends payable approximate their carrying amounts due to the relatively short maturity of these instruments. Loan payable to officer is with a related party and as a result does not bear market rates of interest. Capital leases approximate fair value as they bear market rates of interest. Management believes based on its current financial position that it could not obtain comparable amounts of third party financing, and as such cannot estimate the fair value of the loans payable to officer. None of these instruments are held for trading purposes.

Results of Operations

The following tables set forth, for the periods indicated, certain financial data as a percentage of net revenue.

	Year Ended December 31,
	2018	2017

Net product revenue	100.0%	100.0%

Total cost of revenue	37.4	41.2

Gross profit	62.6	58.8
Operating expenses:
Sales and marketing	15.6	22.3
Research and development	12.1	31.5
General and administrative	10.8	15.9
Operating income (loss)	24.1	(10.9)
Interest expense, net	(1.8)	(3.0)
Other income, net	—	13.5
Income (loss) from operations before income taxes	22.3	(0.4)
Income tax provision	—	—
Net income (loss)	22.3	(0.4)
Preferred stock dividends accrued	(1.4)	(2.1)
Net income (loss) attributable to common stockholders	20.9%	(2.5)%

2018 compared with 2017

Net Revenue

Total revenue increased 49.8% to $10.3 million in 2018 from $6.9 million in 2017. The increase in revenue was related to growth in our TraceCop product line. We expect our product revenues to increase in the future as sales to existing customers continue and new customers are added.

There were no export sales in 2018 and 2017 primarily due to our focus on domestic revenue sales. Sales of our products internationally may be subject to currency exchange risk, which may cause our products to effectively increase in price, if the exchange rate moves significantly and the dollar gains value over the foreign currency.

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

Gross Profit

Gross profit increased 59.2% to $6.4 million in 2018 from $4.0 million in 2017. As a percentage of net revenue, gross profit increased from 58.8% in 2017 to 62.6% in 2018. Gross profit as a percentage of revenue, increased in 2018 compared to 2017 because of higher margin new projects and economies related to increased sales.

Gross profit as a percentage of net revenue is impacted by several factors, including shifts in product mix, changes in channels of distribution, sales volume, fluctuations in manufacturing costs, labor costs, pricing strategies, and fluctuations in sales of integrated third-party products.

Sales and Marketing

Sales and marketing expenses increased to $1.6 million or 15.6% of net revenue in 2018, compared to $1.5 million or 22.3% of net revenue in 2017. The increase in sales and marketing expense was due to an increase in sales labor expense. We expect sales and marketing expenses to increase as net revenue levels increase in 2019.

Research and Development

Research and development expenses decreased to $1.2 million or 12.1% of net revenue in 2018 compared to $2.2 million or 31.5% of net revenue in 2017. The decrease in research and development expense was due to labor expense shifted to direct labor costs on new projects. Our research and development costs are expensed in the period in which they are incurred. We expect research and development expenses to increase as net revenue levels increase in 2019.

General and Administrative

General and administrative expenses remained constant at $1.1 million, or 10.8% of net revenue in 2018 compared to $1.1 million or 15.9% of net revenue in 2017 as a result of continuing efforts to keep spending under control. We expect general and administration expenses to remain fairly constant but increase as net revenue levels increase in 2019.

Interest Expense

Interest expense decreased to $189 thousand in 2018, compared to $209 thousand in 2017. Interest expense decreased due to decreased amount of Loan Payable to Officer. Interest expense will vary in the future based on our cash flow and borrowing needs.

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

Income Taxes

Our effective income tax rate was 0% in 2018 and 2017 as valuation allowances have been recorded for the entire amount of the net deferred tax assets due to uncertainty of realization. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“the Tax Act”) which significantly changed U.S. tax law.  The Tax Act lowered the Company’s statutory federal income tax rate from a maximum of 39% to a rate of 21% effective January 1, 2018.

Liquidity and Capital Resources

Our principal source of liquidity at December 31, 2018 was $1.7 million of cash and cash equivalents. As of December 31, 2018, we do not hold investments with a stated maturity beyond one year. Working capital at December 31, 2018 was $0.5 million, while at December 31, 2017, it was $0.8 million.

Net cash provided by operations for the twelve months ended December 31, 2018, was $2.6 million due primarily to a net income of $2.3 million and the following sources of cash and non-cash items: an $598 thousand increase in deferred revenue, a $421 thousand increase in accounts payable and accrued expenses, $68 thousand in depreciation expense, $65 thousand in amortization expense of capital leases and other assets, a $64 thousand write-off of the United Kingdom’s cumulative translation adjustment, $47 thousand in waived penalties on dividends, $20 thousand in stock-based compensation, and a $15 thousand decrease in inventories. This was partially offset by a $1.0 million increase in accounts receivable and a $2 thousand increase in prepaid expenses and other assets. Net cash provided by operations for the twelve months ended December 31, 2017, was $272 thousand due to the following sources of cash and non-cash items: a $291 thousand increase in accounts payable and accrued expenses, a $30 thousand decrease in inventories, an $11 thousand increase in deferred revenue, $69 thousand in depreciation expense, $137 thousand in amortization expense of capital leases and other assets, $18 thousand in stock-based compensation, and $33 thousand in waived penalties on dividends. This was partially offset by a net operating loss of $30 thousand (the net loss in 2017 included other income of 928,000, of which $872,000 came from the sale of certain unused IP addresses and $56,000 from the sale of an investment), a $217 thousand increase in accounts receivable, $56 thousand gain on sale of investment, and a $14 thousand increase in prepaid expenses and other assets. Future fluctuations in accounts receivable, inventory balances and accounts payable will be dependent upon several factors, including quarterly sales, timely collection of accounts receivable, and the accuracy of our forecasts of product demand and component requirements.

Net cash provided used in investing activities in 2018 was $202 thousand for purchases of property and equipment. Net cash provided by investing activities in 2017 was $36 thousand primarily from the proceeds from the sale of investments of $56 thousand and offset by using $20 thousand for purchases of property and equipment.

Net cash used in financing activities in 2018 was $0.9 million primarily due to payments on the loan by an officer of $1.2 million with a $66 thousand payment on principal on capital leases. This was directly offset by the following provisions of cash: proceeds from a loan by an officer of $150 thousand and $168 thousand from the exercise of stock options. Net cash used by financing activities in 2017 was $0.1 million primarily due to payments on the loan by an officer of $1.89 million with a $139 thousand payment on principal on capital leases. This was directly offset by the following provisions of cash: proceeds from a loan by an officer of $1.87 million and $11 thousand from the exercise of stock options.

At December 31, 2018, we had a commitment of $128 thousand for future capital lease expenditures. Operating lease commitments of $2.1 million are detailed in the Contractual Obligations section below. During 2018, we funded our operations through the use of available cash, cash equivalents and investments, our line of credit and loans from our Company’s CEO.

As of December 31, 2018, we had cash, cash equivalents, and investments in the amount of approximately $1,652 thousand, increasing from $224 thousand as of December 31, 2017.

On February 8, 2018, the Company entered into an unsecured revolving promissory note to borrow up to $3,700,000 from G. Ward Paxton, the Company’s Chief Executive Officer (the “CEO Note”). Under the terms of the CEO Note, the Company may borrow, repay and reborrow on the loan as needed up to an outstanding principal balance due of $3,700,000 at any given time through March 2020.

On February 7, 2019, the Company amended the unsecured revolving promissory note to borrow up to $2,700,000 from G. Ward Paxton, the Company’s Chief Executive Officer. Under the terms of the note, the Company may borrow, repay and reborrow on the loan as needed up to an outstanding principal balance due of $2,700,000 at any given time through March 2021.

Amounts borrowed under the CEO Note officer accrue interest at a floating rate per annum equal to Silicon Valley Bank’s (“SVB”) prime rate plus 1% (6.5% at December 31, 2018). All outstanding borrowings and accrued but unpaid interest is due on March 31, 2021. As of December 31, 2018, the borrowings outstanding totaled $1,815,000 and accrued interest totaled $479,000.

As of December 31, 2018, we had cash and cash equivalents of approximately $1,652,000 up from approximately $224,000 as of December 31, 2017. We generated a net income of $2,287,000 for the year ended December 31, 2018 compared to net loss of $30,000 for the year ended December 31, 2017. The net loss in 2017 included other income of 928,000, of which $872,000 came from the sale of certain unused IP addresses and $56,000 from the sale of an investment. As of February 28, 2019, in addition to cash and cash equivalents, $885,000 of funding is available from a promissory note to borrow up to $2.7 million from G. Ward Paxton, the Company’s Chief Executive Officer. We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources. Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures through March 31, 2020. We expect to fund our operations through anticipated Company profits, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, could have the effect of diluting our existing common stockholders, perhaps significantly. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

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

Contractual Obligations

The following table sets forth certain information concerning the future contractual obligations under our leases at December 31, 2018. We had no other significant contractual obligations at December 31, 2018.

Future minimum lease obligations consisted of the following at December 31, 2018 (in thousands):

	Operating	Capital Lease
Year ending December 31,	Leases	Obligations	Total
2019	$284	$62	$346
2020	354	45	399
2021	358	21	379
2022 and thereafter	1,100		1,100
	$2,096	$128	$2,224

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s evaluation included an assessment of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company’s overall control environment. Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of the year ended December 31, 2018 to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. The Company reviewed the results of management’s assessment with the Audit Committee of the Board of Directors.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2018, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Certain information required by Part III is omitted from this Form 10-K because we will file a definitive Proxy Statement for our 2019 annual meeting of stockholders pursuant to Regulation 14A (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included therein is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information called for by this item is incorporated herein by reference to the Proxy Statement.

Item 11.	Executive Compensation.

The information called for by this item is incorporated herein by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is incorporated herein by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item is incorporated herein by reference to the Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information called for by this item is incorporated herein by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)     1.   Consolidated Financial Statements.

The following consolidated financial statements of Intrusion Inc. and subsidiaries, are submitted as a separate section of this report (See F-pages):

(b)     Exhibits

The following Exhibits are filed herewith pursuant to Item 601 of Regulation S-K or incorporated herein by reference to previous filings as noted:

Exhibit Number	Description of Exhibit
3.1(3)	Restated Certificate of Incorporation of the Registrant
3.2(5)	Certificate of Amendment to Certificate of Incorporation of Registrant
3.3(6)	Certificate of Designations for the Registrant’s 5% Convertible Preferred Stock
3.4(8)	Certificate of Designations of the Registrant’s Series 2 5% Convertible Preferred Stock
3.5(9)	Certificate of Designations for the Registrant’s Series 3 5% Convertible Preferred Stock
3.6(2)	Bylaws of the Registrant
4.1(7)	Specimen Common Stock Certificate
4.2(6)	Specimen 5% Convertible Preferred Stock Certificate

Exhibit Number	Description of Exhibit
4.3(8)	Specimen Series 2 5% Convertible Preferred Stock Certificate
4.4(9)	Specimen Series 3 5% Convertible Preferred Stock Certificate
10.1(11)	Form of Indemnification Agreement
10.2(7)	Lease Agreement between CalWest Industrial Holdings Texas, L.P. and Intrusion Inc.
10.3(13)	Fourth Amendment to Lease, executed on September 27, 2018, by and between Intrusion Inc. and JP-CORPORATE PLACE, LP.
10.4(2)	Amended and Restated 401(k) Savings Plan of the Registrant
10.5(4)	Intrusion Inc. 401(k) Savings Plan Summary of Material Modifications
10.6(10)	Amended 2005 Stock Incentive Plan of the Registrant
10.7(12)	2015 Stock Incentive Plan of the Registrant
10.8(13)	Form of Notice of Grant of Stock Option
10.9(13)	Form of Stock Option Agreement
10.10(13)	Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Initial Grant)
10.11(13)	Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Annual Grant)
10.12(13)	Form of Automatic Stock Option Agreement
10.13(13)	Promissory Note dated as of February 7, 2019, by and between the Registrant and G. Ward Paxton
21(11)	List of Subsidiaries of Registrant
23.1(13)	Consent of Whitley Penn LLP, Independent Registered Public Accounting Firm
31.1(13)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act
31.2(13)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act
32.1(13)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(13)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(13)	XBRL Instance Document.
101.SCH(13)	XBRL Taxonomy Extension Schema Document.
101.CAL(13)	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF(13)	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB(13)	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE(13)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)

Filed as an Exhibit in the Registrant’s Registration Statement on Form S-1, as amended (File No. 33-6899), which was declared effective on May 21, 1992, by the Securities and Exchange Commission, which Exhibit is incorporated herein by reference.

(2)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, which Exhibit is incorporated herein by reference.

(3)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 15, 2010, which Exhibit is incorporated herein by reference.

(4)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, which Exhibit is incorporated herein by reference.

(5)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (as amended), which Exhibit is incorporated herein by reference.

(6)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated March 26, 2004 (as amended), which Exhibit is incorporated by reference.

(7)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (as amended), which Exhibit is incorporated herein by reference.

(8)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated March 29, 2005, which Exhibit is incorporated herein by reference

(9)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated December 6, 2005, which Exhibit is incorporated herein by reference.

(10)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 15, 2005, which Exhibit is incorporated herein by reference.

(11)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (as amended), which Exhibit is incorporated herein by reference.

(12)	Filed as an Exhibit to the Registrant’s Definitive Proxy Statement on Schedule 14A in connection with the solicitation of proxies for its Annual Meeting of Stockholders held May 14, 2015, which Exhibit is incorporated herein by reference.

(13)	Filed herewith.

Item 16.     Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2019	INTRUSION INC.
(Registrant)

	By:	/s/ G. WARD PAXTON
G. Ward Paxton
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ G. WARD PAXTON	Chairman, President,	March 28, 2019
G. Ward Paxton	Chief Executive Officer, and Director
(Principal Executive Officer)

/s/ T. JOE HEAD	Vice Chairman, Vice President	March 28, 2019
T. Joe Head	and Director

/s/ MICHAEL L. PAXTON	Vice President, Chief Financial
Michael L. Paxton	Officer, Treasurer and Secretary	March 28, 2019
(Principal Financial and Accounting Officer)

/s/ JAMES F. GERO	Director	March 28, 2019
James F. Gero

/s/ DALE BOOTH	Director	March 28, 2019
Dale Booth

/s/ DONALD M. JOHNSTON	Director	March 28, 2019
Donald M. Johnston

ANNUAL REPORT ON FORM 10-K

ITEM 8

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 and 2017

INTRUSION INC.

RICHARDSON, TEXAS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Intrusion Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Intrusion Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Whitley Penn LLP

Plano, Texas

March 28, 2019

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31,
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$1,652	$224
Accounts receivable	1,967	962
Inventories	—	15
Prepaid expenses	91	89
Total current assets	3,710	1,290
Property and Equipment:
Equipment	2,043	1,721
Furniture and fixtures	43	43
Leasehold improvements	63	55
	2,149	1,819
Accumulated depreciation and amortization	(1,828)	(1,695)
	321	124
Other assets	38	38
TOTAL ASSETS	$4,069	$1,452

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable, trade	$193	$194
Accrued expenses	1,403	988
Dividends payable	594	447
Obligations under capital lease, current portion	58	44
Deferred revenue	1,004	406
Total current liabilities	3,252	2,079

Loan payable to officer	1,815	2,865
Obligations under capital lease, noncurrent portion	64	17

Commitments and contingencies

Stockholders’ Deficit:
Preferred stock, $0.01 par value:
Authorized shares — 5,000
Series 1 shares issued and outstanding — 200 Liquidation preference of $1,213 in 2018 and $1,163 in 2017	707	707
Series 2 shares issued and outstanding — 460 Liquidation preference of $1,385 in 2018 and $1,328 in 2017	724	724
Series 3 shares issued and outstanding — 289 Liquidation preference of $760 in 2018 and $728 in 2017	412	412
Common stock, $0.01 par value:
Authorized shares — 80,000
Issued shares — 13,259 in 2018 and 12,808 in 2017
Outstanding shares — 13,249 in 2018 and 12,798 in 2017	133	128
Common stock held in treasury, at cost—10 shares	(362)	(362)
Additional paid-in-capital	56,609	56,518
Accumulated deficit	(59,242)	(61,529)
Accumulated other comprehensive loss	(43)	(107)
Total stockholders’ deficit	(1,062)	(3,509)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,069	$1,452

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017

Net product revenue	$10,276	$6,862
Cost of revenue	3,847	2,824
Gross profit	6,429	4,038
Operating expenses:
Sales and marketing	1,604	1,531
Research and development	1,237	2,162
General and administrative	1,112	1,094
Operating income (loss)	2,476	(749)
Interest expense, net	(189)	(209)
Other income	—	928
Income (loss) from operations before income taxes	2,287	(30)
Income tax provision	—	—
Net income (loss)	2,287	(30)
Preferred stock dividends accrued	(139)	(139)
Net income (loss) attributable to common stockholders	$2,148	$(169)

Net income (loss) per share attributable to common stockholders, basic	$0.16	$(0.01)
Net income (loss) per share attributable to common stockholders, diluted	$0.14	$(0.01)

Weighted average common shares outstanding:
Basic	13,049	12,836
Diluted	15,063	12,836

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands)

	Year Ended December 31,
	2018	2017
NUMBER OF PREFERRED SHARES—ISSUED AND OUTSTANDING
Balance, beginning of year and end of year	949	949
PREFERRED STOCK
Balance, beginning of year and end of year	$1,843	$1,843
NUMBER OF COMMON SHARES—ISSUED
Balance, beginning of year	12,808	12,758
Exercise of stock options	451	50
Balance, end of year	13,259	12,808
COMMON STOCK
Balance, beginning of year	$128	$128
Exercise of stock options	5	—
Balance, end of year	$133	$128
TREASURY SHARES
Balance, beginning of year and end of year	$(362)	$(362)
ADDITIONAL PAID-IN-CAPITAL
Balance, beginning of year	$56,518	$56,595
Stock-based compensation	20	18
Exercise of stock options	163	11
Preferred stock dividends declared, net of waived penalties by shareholders	(92)	(106)
Balance, end of year	$56,609	$56,518
ACCUMULATED DEFICIT
Balance, beginning of year	$(61,529)	$(61,499)
Net income (loss)	2,287	(30)
Balance, end of year	$(59,242)	$(61,529)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year and end of year	$(107)	$(107)
Extinguishment of U.K. cumulative translation adjustment	64	—
Balance, end of year	$(43)	$(107)

TOTAL STOCKHOLDERS’ DEFICIT	$(1,062)	$(3,509)

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2017
Operating Activities:
Net income (loss)	$2,287	$(30)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	133	206
Stock-based compensation	20	18
Penalties and waived penalties on dividends	47	33
Extinguishment of U.K. cumulative translation adjustment	64	—
Gain on sale of investment	—	(56)
Changes in operating assets and liabilities:
Accounts receivable	(1,005)	(217)
Inventories	15	30
Prepaid expenses and other assets	(2)	(14)
Accounts payable and accrued expenses	421	291
Deferred revenue	598	11
Net cash provided by operating activities	2,578	272

Investing Activities:
Proceeds from sale of investments	—	56
Purchases of property and equipment	(202)	(20)
Net cash provided by (used in) investing activities	(202)	36

Financing Activities:
Borrowings on loan from officer	150	1,870
Payments on loans from officer	(1,200)	(1,890)
Principal payments on capital lease equipment	(66)	(139)
Proceeds from stock options exercised	168	11
Net cash used in financing activities	(948)	(148)
Net increase in cash and cash equivalents	1,428	160
Cash and cash equivalents at beginning of year	224	64
Cash and cash equivalents at end of year	$1,652	$224

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid on leased assets	$3	$6
Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:
Preferred stock dividends accrued	$139	$139
Purchase of equipment through capital lease	$128	$—

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

As of December 31, 2018, we had cash and cash equivalents of approximately $1,652,000, up from approximately $224,000 as of December 31, 2017. We generated net income of $2,287,000 for the year ended December 31, 2018 compared to a net loss of $30,000 for the year ended December 31, 2017. The net loss in 2017 included other income of 928,000, of which $872,000 came from the sale of certain unused IP addresses and $56,000 from the sale of an investment. As of February 28, 2019, in addition to cash and cash equivalents, $885,000 of funding is available from a promissory note to borrow up to $2.7 million from G. Ward Paxton, the Company’s Chief Executive Officer. We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources. Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures through March 31, 2020. We expect to fund our operations through anticipated Company profits, borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, could have the effect of diluting our existing common stockholders, perhaps significantly. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

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

We sell our products to customers primarily in the United States. In the future, we may sale our products internationally. Fluctuations in currency exchange rates and adverse economic developments in foreign countries could adversely affect the Company’s operating results. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral. We maintain reserves for potential credit losses, and such losses, in the aggregate, have historically been minimal.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount we expect to collect. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, we provide for estimated uncollectible amounts through a charge to earnings and an increase to a valuation allowance. Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance. There was no allowance at December 31, 2018 and 2017.

Property and Equipment

Equipment and furniture and fixtures are stated at cost less accumulated depreciation and depreciated on a straight-line basis over the estimated useful lives of the assets. Such lives vary from 1 to 5 years. Leasehold improvements are stated at cost less accumulated amortization and are amortized on a straight-line basis over the shorter of estimated useful lives of the assets or the remaining terms of the leases. Such lives vary from 2 to 5 years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Repair and maintenance costs are expensed as incurred. Depreciation and amortization expense totaled approximately $133,000 and $206,000 for the years ended December 31, 2018 and 2017, respectively.

Long-Lived Assets

We review long-lived assets, including property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows to be generated by the asset. If the carrying value exceeds the future undiscounted cash flows, the assets are written down to fair value. During the years ended December 31, 2018 and 2017, there was no impairment of long-lived assets.

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

Stock-based compensation expense recognized in the statements of operations for the years ended 2018 and 2017 is based on awards ultimately expected to vest, reduced by estimated forfeitures. FASB ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Valuation Assumptions

The fair values of option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for fiscal years ended December 31, 2018 and 2017, respectively:

	2018	2017

Weighted average grant date fair value	$0.49	$0.26
Weighted average assumptions used:
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	0.83%	1.77%
Expected volatility	225.21%	75.46%
Expected life (in years)	4.91	5.00

Expected volatility is based on historical volatility and in part on implied volatility. The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

Net Loss Per Share

We report two separate net loss per share numbers, basic and diluted. Basic net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders for the year by the weighted average number of common shares outstanding for the year. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders for the year by the weighted average number of common shares and dilutive common stock equivalents outstanding for the year. Our common stock equivalents include all common stock issuable upon conversion of convertible preferred stock and the exercise of outstanding options. Common stock equivalents are included in the diluted loss per share for the years ended December 31, 2018 and 2017 except in cases where the issuance would be anti-dilutive. The aggregate number of common stock equivalents excluded from the diluted loss per share calculation at December 31, 2018 and 2017 totaled zero and 2,941,861, respectively.

Revenue Recognition

On January 1, 2018 we adopted ASU No. 2014-09, Revenue from Contracts with Customers, as amended, using the modified retrospective approach. At the date of adoption there was no impact on the balance sheet or statement of operation. ASU No. 2014-09 did not have a material effect on the Company’s financial position, results of operations or cash flows for the year ended December 31, 2018.

We generally recognize product revenue upon shipment or after meeting certain performance obligations. These products can include hardware, perpetual software licenses and data sets. Data set updates are the majority of our sales. We do not currently offer software on a subscription basis. Warranty costs and sales returns have not been material.

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

Shipping and handling costs are billed to the customer and included in product revenue. Shipping and handling expenses are included in cost of product revenue. We have elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods.

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

Fair Value of Financial Instruments

We calculate the fair value of our assets and liabilities which qualify as financial instruments and include additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of accounts receivable, accounts payable and accrued expenses, and dividends payable approximate their carrying amounts due to the relatively short maturity of these instruments. Loans payable to officer are with a related party and as a result do not bear market rates of interest.  Capital leases approximate fair value as they bear market rates of interest. Management believes based on its current financial position that it could not obtain comparable amounts of third party financing, and as such cannot estimate the fair value of the loan payable to officer. None of these instruments are held for trading purposes.

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

We file income tax returns in the United States federal jurisdiction. At December 31, 2018, tax returns related to fiscal years ended December 31, 2015 through December 31, 2017 remain open to possible examination by the tax authorities. No tax returns are currently under examination by any tax authorities. We did not incur any penalties or interest during the years ended December 31, 2018 and 2017.   On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“the Tax Act”) which significantly changed U.S. tax law.  The Tax Act lowered the Company’s statutory federal income tax rate from a maximum of 39% to a rate of 21% effective January 1, 2018.

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

3. Accrued Expenses (in thousands)

	December 31,
	2018	2017

Accrued payroll	$154	$131
Accrued vacation	310	284
Rent payable	191	139
Accrued interest, related party	479	348
Other	269	86
	$1,403	$988

4. Commitments and Contingencies

Leases

We lease office space for our corporate headquarters in Richardson, Texas under an operating lease, the base term of which expires in November 2024. We lease office space in San Diego and San Marcos, California for a portion of our security software research and development staff under two separate operating leases. The California leases normally renew for one to two year terms.

The Company’s lease for the headquarters facility contains escalation provisions. The Company records rent expense on facility leases on a straight-line basis. Rent expense totaled approximately $316,000 and $350,000 for the years ended December 31, 2018 and 2017, respectively.

Future minimum rental payments under these leases as of December 31, 2018 are as follows (in thousands):

Year ending December 31,	Minimum Lease Payments
2019	$284
2020	354
2021	358
2022 and thereafter	1,100
$2,096

We have capital lease obligations that consist primarily of computer equipment.

Future minimum payments under these leases as of December 31, 2018 are as follows (in thousands):

Year ending December 31,	Capital Lease Obligations
2019	$62
2020	45
2021	21
2022 and thereafter	—
128
Less amounts representing interest	(6)
$122

Legal Proceedings

We are subject to legal proceedings and claims that arise in the ordinary course of business. We do not believe that the outcome of those matters will have a material adverse effect on our consolidated financial position, operating results or cash flows. However, there can be no assurance such legal proceedings will not have a material impact.

We are not aware of any material claims outstanding or pending against Intrusion Inc. at December 31, 2018.

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

Employees may contribute from 1% to 25% of their annual compensation to the Plan, limited to a maximum amount as set by the Internal Revenue Service. Participants who are over the age of 50 may contribute an additional amount of their salary per year, as defined annually by the Internal Revenue Service. We match employee contributions at the rate of $0.25 per each $1.00 of contribution on the first 4% of compensation. Matching contributions to the Plan were approximately $30,000 and $30,000, respectively, for the years ended December 31, 2018 and 2017.

6. Borrowings from Officer

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

On February 8, 2018, the Company entered into an unsecured revolving promissory note to borrow up to $3,700,000 from G. Ward Paxton, the Company’s Chief Executive Officer (the “CEO Note”). Under the terms of the CEO Note, the Company may borrow, repay and reborrow on the loan as needed up to an outstanding principal balance due of $3,700,000 at any given time through March 2020.

On February 7, 2019, the Company amended the unsecured revolving promissory note to borrow up to $2,700,000 from G. Ward Paxton, the Company’s Chief Executive Officer. Under the terms of the note, the Company may borrow, repay and reborrow on the loan as needed up to an outstanding principal balance due of $2,700,000 at any given time through March 2021.

Amounts borrowed under the CEO Note officer accrue interest at a floating rate per annum equal to Silicon Valley Bank’s (“SVB”) prime rate plus 1% (6.5% at December 31, 2018). All outstanding borrowings and accrued but unpaid interest is due on March 31, 2021. As of December 31, 2018, the borrowings outstanding totaled $1,815,000 and accrued interest totaled $479,000.

7. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets (liabilities) as of December 31, 2018 and 2017 are as follows (in thousands):

	December 31
	2018	2017

Net operating loss carryforwards	$20,720	$21,175
Net operating loss carryforwards of foreign subsidiaries	374	374
Depreciation expense	4	(14)
Stock-based compensation expense	28	25
Other	78	94
Deferred tax assets	21,204	21,654
Valuation allowance for deferred tax assets	(21,204)	(21,654)
Deferred tax assets, net of allowance	$—	$—

Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of the future benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the near to medium term. Management has considered these factors in determining the valuation allowance for 2018 and 2017.

The differences between the provision for income taxes and income taxes computed using the federal statutory rate for the years ended December 31, 2018 and 2017 are as follows (in thousands):

	2018	2017

Reconciliation of income tax benefit to statutory rate:
Income benefit at statutory rate	$480	$(10)
State income taxes (benefit), net of federal income tax benefit	57	1
RTP (ISO expense)	3	—
Permanent differences	(91)	11
Change in valuation allowance	(450)	(11,478)
Remeasurment of Deferreds	—	11,476
Other	1	—
	$—	$—

At December 31, 2018, we had federal net operating loss carryforwards of approximately $86.0 million for income tax purposes that begin to expire in 2022 and are subject to the ownership change limitations under Internal Revenue Code Section 382.

8. Stock Options

At December 31, 2018, we had two stock-based compensation plans, which are described below. These plans were developed to retain and attract key employees and directors.

On March 17, 2005, the Board approved the 2005 Stock Incentive Plan (the “2005 Plan”), which was approved by the stockholders on June 14, 2005. The 2005 Plan provided for the issuance of up to 750,000 shares of common stock upon exercise of options granted pursuant to the 2005 Plan. On May 30, 2007, the stockholders approved an Amendment to the 2005 Plan that increased this amount by 750,000 for a total of 1,500,000 shares of common stock that may be issued upon the exercise of options granted pursuant to the 2005 Plan. On May 29, 2008 and May 21, 2009, the stockholders approved an increase of 500,000 shares, respectively, of common stock that may be issued pursuant to the 2005 Plan for a total of 2,500,000 shares. On May 20, 2010, the stockholders approved an additional increase of 500,000 shares of common stock that may be issued pursuant to the 2005 Plan for a total of 3,000,000 shares. On May 19, 2011, the stockholders approved an additional increase of 400,000 shares of common stock that may be issued pursuant to the 2005 Plan for a total of 3,400,000 shares. Finally, on May 17, 2012, the stockholders approved an additional increase of 300,000 shares of common stock that may be issued pursuant to the 2005 Plan for a total of 3,700,000 shares. At December 31, 2018, 1,269,735 had been exercised and options to purchase a total of 1,117,600 shares of common stock were outstanding. A total of 3,892,000 options had been granted under the 2005 Plan, of which 1,504,665 have been cancelled. The 2005 Plan expired on June 14, 2015, and no shares remain for grant.

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

The 2015 Plan consists of three separate equity incentive programs: the Discretionary Option Grant Program; the Stock Issuance Program; and the Automatic Option Grant Program for non-employee Board members. Officers and employees, non-employee Board members and independent contractors are eligible to participate in the Discretionary Option Grant and Stock Issuance Programs. Participation in the Automatic Option Grant Program is limited to non-employee members of the Board. Each non-employee Board member will receive an option grant for 10,000 shares of common stock upon initial election or appointment to the Board, provided that such individual has not previously been employed by the Company in the preceding three (3) months. In addition, on the date of each annual stockholders meeting, each Board member will automatically be granted an option to purchase 8,000 shares of common stock, provided he or she has served as a non-employee Board member for at least three months. At December 31, 2018, no options had been exercised and options to purchase a total of 117,000 shares of common stock were outstanding. A total of 120,000 options had been granted under the 2015 Plan, 3,000 shares have been cancelled, and options for 483,000 shares remained available for future grant. No shares have been issued pursuant to the Stock Issuance Program.

Common shares reserved for future issuance, including conversions of preferred stock, outstanding options and options available for future grant under all of the stock option plans totaled 2,785,042 shares at December 31, 2018 as follows, in thousands:

(In thousands)	Common Shares Reserved for Future Issuance

Preferred Stock	1,067
2015 Plan	600
2005 Plan	1,118
Total	2,785

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

Stock Incentive Plan Summary

A summary of our stock option activity and related information for the years ended December 31, 2018 and 2017 is as follows:

	2018		2017
	Number of Options (in thousands)	Weighted Average Exercise Price	Number of Options (in thousands)	Weighted Average Exercise Price

Outstanding at beginning of year	1,746	$0.68	2,254	$0.64
Granted at price = market value	24	1.15	24	0.42
Granted at price > market value	—	—	—	—
Exercised	(451)	0.37	(50)	0.22
Forfeited	—	—	—	—
Expired	(84)	0.22	(482)	0.55

Outstanding at end of year	1,235	$0.83	1,746	$0.68
Options exercisable at end of year	1,172	$0.84	1,662	$0.68

Stock Options Outstanding and Exercisable

Information related to stock options outstanding at December 31, 2018, is summarized below:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Outstanding at 12/31/18 (in thousands)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable at 12/31/18 (in thousands)	Weighted Average Exercise Price

$ 0.28	-	$0.50	572	2.79	$0.39	533	$0.39
$ 0.51	-	$1.00	361	2.52	$0.68	361	$0.68
$ 1.01	-	$2.73	302	4.36	$1.86	278	$1.92
			1,235	3.09	$0.83	1,172	$0.84

Summarized information about outstanding stock options as of December 31, 2018, that are fully vested and those that are expected to vest in the future as well as stock options that are fully vested and currently exercisable, are as follows:

	Outstanding Stock Options (Fully Vested and Expected to Vest)*	Options that are Exercisable
As of December 31, 2018
Number of outstanding options (in thousands)	1,229	1,172
Weighted average remaining contractual life	3.07	2.80
Weighted average exercise price per share	$0.83	$0.84
Intrinsic value (in thousands)	$3,092	$2,940

* Includes effects of expected forfeitures

As of December 31, 2018, the total unrecognized compensation cost related to non-vested options not yet recognized in the statement of operations totaled approximately $16 thousand (including expected forfeitures) and the weighted average period over which these awards are expected to vest was 1.01 years.

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

At December 31, 2018, there were 200,000 shares of the Series 1 Preferred Stock outstanding, representing approximately 318,065 shares of common stock upon conversion.

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

At December 31, 2018 there were 460,000 shares of the Series 2 Preferred Stock outstanding, representing 460,000 shares of common stock upon conversion.

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

At December 31, 2018 there were 289,377 shares of Series 3 Preferred Stock outstanding, representing 289,377 shares of common stock upon conversion.

Dividends Payable

During the year ended December 31, 2018, we accrued $50,000 in dividends to the holders of our 5% Preferred Stock, $57,000 in dividends to the holders of our Series 2 5% Preferred Stock and $32,000 in dividends to the holders of our Series 3 5% Preferred Stock. As of December 31, 2018 and 2017, we had $594,000 and $447,000 in accrued and unpaid dividends included in other current liabilities. Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year. This has been in effect since December 31, 2014. However, in light of our net profits for the fiscal year ended December 31, 2018, we are able to and have paid these past due dividends as of the date of this Annual Report. However, dividends continue to accrue on all our outstanding shares of preferred stock, regardless of whether we are legally able to pay them, and we cannot assure you that our net assets will exceed our stated capital or that we will have sufficient net profits in order to pay these dividends as they continue to accrue in the future. If we are unable to pay dividends on our preferred stock, we will be required to accrue an additional late fee penalty of 18% per annum on the unpaid dividends for the Series 2 Preferred Stock and Series 3 Preferred Stock.

10. Concentrations

Our operations are concentrated in one area—security software/entity identification. Sales to the U.S. Government through direct and indirect channels totaled 83.9% of total revenues for 2018 and 81.6% of total revenues for 2017. During 2018 approximately 61.4% of total revenues were attributable to four government customers. During 2017 approximately 58.8% of total revenues are attributable to three government customers. Four individual government customers at December 31, 2018 and four at December 31, 2017 exceeded 10% of total accounts receivable balance at respective year ends, comprising 48.9% and 65.2% of the respective total accounts receivable balance. During 2018 and 2017 approximately 14.1% of total revenues were attributable to one commercial customer. One individual commercial customer at December 31, 2018 and one at December 31, 2017 exceeded 10% of total accounts receivable balance, comprising 10.1% and 15% of the respective total accounts receivable balance. Our similar product and service offerings are not viewed as individual segments, as our management analyzes the business as a whole and expenses are not allocated to each product offering.

11. Contract Assets and Contract Liabilities

Contract assets represent contract billings for sales per contracts with customers and are classified as current. Our contract assets include our accounts receivables. For the year ended December 31, 2018, the Company had contract assets balance of $1,967,000, an increase of $1,005,000 from the prior year due to new contract assets exceeding cash receipts. For the year ended December 31, 2017, the Company had contract assets balance of $962,000, an increase of $217,000 from the prior year due to new contract assets exceeding cash receipts.

Contract liabilities consist of cash payments in advance of the Company satisfying performance obligations and recognizing revenue. The Company currently classifies deferred revenue as a contract liablility. For the year ended December 31, 2018, the Company had contract liabilities balance of $1,004,000. For the year ended December 31, 2017, the Company had contract liabilities balance of $406,000.

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

13. Subsequent Events

On February 7, 2019, the Company amended the unsecured revolving promissory note to borrow up to $2,700,000 from G. Ward Paxton, the Company’s Chief Executive Officer. Under the terms of the note, the Company may borrow, repay and reborrow on the loan as needed up to an outstanding principal balance due of $2,700,000 at any given time through March 2021.