Form 10-Q
period 2019-06-30
INTRUSION INC
filed 2019-08-13
CIK 736012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on August 1, 2019 was 13,529,236.

INTRUSION INC.

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018	3

Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018	4

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the six months ended June 30, 2019 and 2018	5

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4. Controls and Procedures	14

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 6. Exhibits	17

Signature Page	18

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$1,477	$1,652
Accounts receivable	2,705	1,967
Prepaid expenses	325	91
Total current assets	4,507	3,710
Noncurrent Assets:
Property and equipment, net	314	200
Finance leases, right-of-use assets, net	89	121
Operating lease, right-of-use asset, net	1,467	—
Other assets	38	38
Total noncurrent assets	1,908	359
TOTAL ASSETS	$6,415	$4,069

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$1,568	$1,596
Dividends payable	20	594
Finance leases liability, current portion	48	58
Operating lease liability, current portion	271	—
Deferred revenue	1,183	1,004
Total current liabilities	3,090	3,252
Noncurrent Liabilities:
Loan payable to officer	—	1,815
Finance leases liability, noncurrent portion	43	64
Operating lease liability, noncurrent portion	1,460	—
Total noncurrent liabilities	1,503	1,879

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value: Authorized shares – 5,000
Series 1 shares issued and outstanding — 200 Liquidation preference of $1,012 in 2019 and $1,213 in 2018	707	707
Series 2 shares issued and outstanding — 460 Liquidation preference of $1,155 in 2019 and $1,385 in 2018	724	724
Series 3 shares issued and outstanding — 289 Liquidation preference of $633 in 2019 and $760 in 2018	412	412
Common stock, $0.01 par value:
Authorized shares — 80,000
Issued shares — 13,539 in 2019 and 13,259 in 2018 Outstanding shares — 13,529 in 2019 and 13,249 in 2018	135	133
Common stock held in treasury, at cost – 10 shares	(362)	(362)
Additional paid-in capital	56,785	56,609
Accumulated deficit	(56,536)	(59,242)
Accumulated other comprehensive loss	(43)	(43)
Total stockholders’ equity (deficit)	1,822	(1,062)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,415	$4,069

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue	$4,020	$2,369	$7,211	$4,632
Cost of revenue	1,590	926	2,874	1,778

Gross profit	2,430	1,443	4,337	2,854

Operating expenses:
Sales and marketing	46	431	458	845
Research and development	296	200	477	503
General and administrative	321	290	652	585

Operating income	1,767	522	2,750	921

Interest expense, net	(9)	(48)	(44)	(101)

Net income	$1,758	$474	$2,706	$820

Preferred stock dividends accrued	(35)	(35)	(69)	(69)
Net income attributable to common stockholders	$1,723	$439	$2,637	$751

Net income per share attributable to common stockholders:
Basic	$0.13	$0.03	$0.20	$0.06
Diluted	$0.11	$0.03	$0.17	$0.05

Weighted average common shares outstanding:
Basic	13,523	13,017	13,466	12,982
Diluted	15,371	14,791	15,314	14,756

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Six Months Ended
	June 30, 2019	June 30, 2018
NUMBER OF PREFERRED SHARES—ISSUED AND OUTSTANDING
Balance, beginning of year and end of six month period	949	949
PREFERRED STOCK
Balance, beginning of year and end of six month period	$1,843	$1,843
NUMBER OF COMMON SHARES—ISSUED
Balance, beginning of year	13,259	12,808
Exercise of stock options	280	219
Balance, end of six month period	13,539	13,027
COMMON STOCK
Balance, beginning of year	$133	$128
Exercise of stock options	2	2
Balance, end of six month period	$135	$130
TREASURY SHARES
Balance, beginning of year and end of six month period	$(362)	$(362)
ADDITIONAL PAID-IN-CAPITAL
Balance, beginning of year	$56,609	$56,518
Stock-based compensation	14	11
Exercise of stock options	224	69
Preferred stock dividends declared, net of waived penalties by shareholders	(62)	(47)
Balance, end of six month period	$56,785	$56,551
ACCUMULATED DEFICIT
Balance, beginning of year	$(59,242)	$(61,529)
Net income	2,706	820
Balance, end of six month period	$(56,536)	$(60,709)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year and end of six month period	$(43)	$(107)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	$1,822	$(2,654)

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30, 2019	June 30, 2018
Operating Activities:
Net income	$2,706	$820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86	65
Stock-based compensation	14	11
Penalties on dividends	6	22
Changes in operating assets and liabilities:
Accounts receivable	(738)	(106)
Inventories	—	15
Prepaid expenses and other assets	(234)	(329)
Operating lease, right-of-use asset	304	—
Accounts payable and accrued expenses	(66)	201
Deferred revenue	179	541
Net cash provided by operating activities	2,257	1,240

Investing Activities:
Purchases of property and equipment	(168)	(75)

Financing Activities:
Borrowings on loan from officer	—	150
Payments on loan from officer	(1,815)	(1,200)
Proceeds from stock options exercised	226	71
Payments of dividends	(644)	—
Reduction of finance lease liability	(31)	(34)
Net cash used in financing activities	(2,264)	(1,013)

Net increase (decrease) in cash and cash equivalents	(175)	152
Cash and cash equivalents at beginning of period	1,652	224
Cash and cash equivalents at end of period	$1,477	$376

SUPPLEMENTAL DISCLOSURE OF NON CASH OPERATING AND FINANCING ACTIVITIES:

Preferred stock dividends accrued	$68	$69
Purchase of leased equipment per right-of-use finance lease	$—	$89
Initial recognition of operating lease, right-of-use asset	$1,771	$—

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

We develop, market and support a family of entity identification, high speed data mining and cybersecurity solutions. Our products help detect, report and mitigate cybercrimes and advanced persistent threats.

Our product families include:

●	TraceCop for entity identification, cybercrime detection and disclosure, and;
●	Savant for high speed data mining. analytics, detection, reporting and mitigation of cybersecurity threats.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The December 31, 2018 balance sheet was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States. However, we believe that the disclosures are adequate to make the information presented not misleading. In our opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2019 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 28, 2019.

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

On January 1, 2018 we adopted ASU No. 2014-09, Revenue from Contracts with Customers, as amended, using the modified retrospective approach. At the date of adoption there was no impact on the balance sheet or statement of operations. ASU No. 2014-09 did not have a material effect on the Company’s financial position, results of operations or cash flows for the three and six month periods ended June 30, 2019 and 2018.

On January 1, 2019 we adopted ASU No. 2016-02, Leases (topic 842). At the date of adoption there was no impact on the statement of operations, while the balance sheet reflects recording both assets and liabilities applicable to the operating right-of-use asset lease identified. ASU No. 2016-02 did not have a material effect on the Company’s results of operations or cash flows for the three and six month periods ended June 30, 2019.

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

Amounts borrowed under the CEO Note officer accrue interest at a floating rate per annum equal to Silicon Valley Bank’s (“SVB”) prime rate plus 1%. All outstanding borrowings and accrued but unpaid interest is due on March 31, 2021. As of June 30, 2019, there were no borrowings outstanding and accrued interest totaled $513,000. All past due interest was paid in full on July 16, 2019.

4.	Accounting for Stock-Based Compensation

During the three month periods ended June 30, 2019 and 2018, the Company granted 24,000 and 24,000, respectively, of stock options to employees or directors. The Company recognized $10,000 and $6,000, respectively, of stock-based compensation expense for the three month periods ended June 30, 2019 and 2018. During the six month periods ended June 30, 2019 and 2018, the Company granted 24,000 and 24,000, respectively, of stock options to employees and directors. The Company recognized $14,000 and $11,000, respectively, of stock-based compensation expense for the six month periods ended June 30, 2019 and 2018.

During the three month periods ended June 30, 2019 and 2018, 14,000 and 5,000 were exercised under the 2005 Plan, respectively. During the six month periods ended June 30, 2019 and 2018, 280,500 and 219,000 were exercised under the 2005 Plan, respectively.

Valuation Assumptions

The fair values of employee and director option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	For Three Months Ended June 30, 2019	For Three Months Ended June 30, 2018	For Six Months Ended June 30, 2019	For Six Months Ended June 30, 2018

Weighted average grant date fair value	$3.61	$0.99	$3.61	$0.99
Weighted average assumptions used:
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.19%	2.93%	2.19%	2.93%
Expected volatility	127.52%	131.0%	127.52%	131.0%
Expected life (in years)	5.0	5.0	5.0	5.0

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

Contract assets represent contract billings for sales per contracts with customers and are classified as current. Our contract assets include our accounts receivables. At June 30, 2019, the Company had contract assets balance of $2,705,000. At June 30, 2018, the Company had contract assets balance of $1,068,000.

Contract liabilities consist of cash payments in advance of the Company satisfying performance obligations and recognizing revenue. The Company currently classifies deferred revenue as a contract liability. At June 30, 2019, the Company had contract liabilities balance of $1,183,000. At June 30, 2018, the Company had contract liabilities balance of $947,000.

6.	Net Income Per Share

Basic net income per share is computed by dividing net income attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period. Our common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding options. The aggregate number of common stock equivalents excluded from the diluted income per share calculation for the three month periods ended June 30, 2019 and 2018 are 12,132 and 291,868, respectively. The aggregate number of common stock equivalents excluded from the diluted income per share calculation for the six month periods ended June 30, 2019 and 2018 are 6,066 and 285,967, respectively.

7.	Concentrations

Our operations are concentrated in one area—security software/entity identification. Sales to the U.S. Government through direct and indirect channels totaled 91.3% of total revenues for the second quarter of 2019 compared to 88.4% of total revenues for the second quarter of 2018. During the second quarter of 2019, approximately 73.2% of total revenues were attributable to three government customers compared to approximately 73.7% of total revenues attributable to four government customers in the second quarter of 2018. In the second quarter of 2019, no individual commercial customer had revenues over 10.0% of total revenue compared to one individual commercial customer attributable for 10.2% of total revenue for the same period in 2018. Our similar product and service offerings are not viewed as individual segments, as our management analyzes the business as a whole and expenses are not allocated to each product offering.

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

During the quarter ended June 30, 2019, we accrued $13,000 in dividends payable to the holders of our 5% Preferred Stock, $14,000 in dividends payable to the holders of our Series 2 5% Preferred Stock and $8,000 in dividends payable to the holders of our Series 3 5% Preferred Stock. As of June 30, 2019, we have $20,000 in accrued and unpaid dividends.

Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year. These dividends continue to accrue on all our outstanding shares of preferred stock, regardless of whether we are legally able to pay them. If we are unable to pay dividends on our preferred stock, we will be required to accrue an additional late fee penalty of 18% per annum on the unpaid dividends for the Series 2 Preferred Stock and Series 3 Preferred Stock. Our CEO, CFO and one outside board member who are holders of our Series 2 and Series 3 Preferred Stock have waived any possible late fee penalties. In addition to this late penalty, the holders of our Series 2 Preferred Stock and Series 3 Preferred Stock could elect to present us with written notice of our failure to pay dividends as scheduled, in which case we would have 45 days to cure such a breach. In the event that we failed to cure the breach, the holders of these shares of preferred stock would then have the right to require us to redeem their shares of preferred stock for a cash amount calculated in accordance with their respective certificates of designation. If we were required to redeem all shares of Series 2 Preferred Stock and Series 3 Preferred Stock as of June 30, 2019, the aggregate redemption price we would owe would be $1.8 million.

10.	Right-of-use Asset and Leasing Liabilities

Under the new lease accounting standard, we have determined that we have leases for right-of-use (ROU) assets. We have both finance right-of-use assets and operating right-of-use assets with a related lease liability. Our finance lease right-of-use assets consist of computer hardware and a copying machine. Our operating lease right-of-use assets include our rental agreements for our offices in Richardson and San Marcos, CA. Both types of lease liabilities are determined by the net present value of total payments and are amortized over the life of the lease. Both types of lease obligations are designed to terminate with the last scheduled payment. All of the finance lease right-of-use assets have a three year life and are in various stages of completion. The Richardson operating lease liability has a life of five years and five months as of June 30, 2019. The San Marcos operating lease liability has a life of twenty one months as of June 30, 2019.

Additional qualitative and quantitative disclosures regarding the Company's leasing arrangements are also required. The Company adopted ASC 842 prospectively and elected the package of transition practical expedients that does not require reassessment of: (1) whether any existing or expired contracts are or contain leases, (2) lease classification and (3) initial direct costs. In addition, the Company has elected other available practical expedients to not separate lease and non-lease components, which consist principally of common area maintenance charges, for all classes of underlying assets and to exclude leases with an initial term of 12 months or less.

As the implicit rate is not readily determinable for the Company's lease agreement, the Company uses an estimated incremental borrowing rate to determine the initial present value of lease payments. This discount rate for the lease approximates SVB's prime rate. See the following tables for more information.

Schedule of Items Appearing on the Statement of Operations:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Operating expense:
Amortization expense – Finance ROU	16	16	32	33
Lease expense – Operating ROU	83	66	162	132
Other expense:
Interest expense – Finance ROU	1	—	2	1

Future minimum lease obligations consisted of the following at June 30, 2019 (in thousands):

	Operating	Finance
Period ending June 30,	ROU Leases	ROU Leases	Total
2020	$356	$51	$407
2021	363	39	402
2022	363	5	368
2023	375	—	375
2024	384	—	384
Thereafter	160	—	160
	$2,001	$95	$2,096
Less Interest*	(270)	(4)
	$1,731	$91

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

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Total revenue	100.0%	100.0%	100.0%	100.0%

Total cost of revenue	39.6	39.1	39.9	38.4

Gross profit	60.4	60.9	60.1	61.6

Operating expenses:
Sales and marketing	1.1	18.2	6.3	18.2
Research and development	7.4	8.5	6.7	10.9
General and administrative	8.0	12.2	9.0	12.6
Operating income	43.9	22.0	38.1	19.9

Interest expense, net	(0.2)	(2.0)	(0.6)	(2.2)

Income before income tax provision	43.7	20.0	37.5	17.7

Income tax provision	—	—	—	—

Net income	43.7%	20.0%	37.5%	17.7%
Preferred stock dividends accrued	(0.8)	(1.5)	(0.9)	(1.5)

Net income attributable to common stockholders	42.9%	18.5%	36.6%	16.2%

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Domestic revenues	100.0%	100.0%	100.0%	100.0%
Export revenues	—	—	—	—

Net revenues	100.0%	100.0%	100.0%	100.0%

Net Revenues. Net revenues for the quarter and six months ended June 30, 2019 were $4.0 million and $7.2 million, respectively, compared to $2.4 million and $4.6 million for the same periods in 2018. Product revenues increased $1.6 million for the quarter ended June 30, 2019, and $2.6 million for the six months ended June 30, 2019 compared to the same periods in 2018. Increased product revenues were primarily due to an increase in sales of our TraceCop product line. TraceCop sales for the quarters ended June 30, 2019 and 2018 were $4.0 million and $2.4 million, respectively. Savant sales were $29 thousand for the quarter ended June 30, 2019 and were $29 thousand for the quarter ended June 30, 2018.

Concentration of Revenues. Revenues from sales to various U.S. government entities totaled $3.9 million, or 91.3% of revenues, for the quarter ended June 30, 2019 compared to $2.1 million, or 88.4% of revenues, for the same period in 2018. Revenues from sales to various U.S. government entities totaled $6.4 million, or 89.2% of revenues, for the six months ended June 30, 2019 compared to $3.9 million, or 84.1% of revenues, for the same period in 2018. Sales to commercial customers totaled 8.7% of total revenue for the second quarter of 2019 compared to 11.6% of total revenue for the second quarter of 2018. During the second quarter of 2019, no individual commercial customer had revenues over 10.0% of total revenue compared to one commercial customer attributable for 10.2% of total revenue in the second quarter of 2018. Although we expect our concentration of revenues to vary among customers in future periods depending upon the timing of certain sales, we anticipate that sales to government customers will continue to account for a significant portion of our revenues in future periods. Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including, without limitation, potential disruption to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience. Although we do not anticipate that any of our revenues with government customers will be renegotiated, a large number of cancelled or renegotiated government orders could have a material adverse effect on our financial results. Currently, we are not aware of any proposed cancellation or renegotiation of any of our existing arrangements with government entities and, historically, government entities have not cancelled or renegotiated orders which had a material adverse effect on our business.

Gross Profit. Gross profit was $2.4 million or 60.4% of net revenues for the quarter ended June 30, 2019, compared to $1.4 million or 60.9% of net revenues for the quarter ended June 30, 2018. Gross profit was $4.3 million or 60.1% of net revenues for the six months ended June 30, 2019 compared to $2.9 million or 61.6% of net revenues for the six months ended June 30, 2018. Gross profit for the quarter and six months ended June 30, 2018 trended from 60.9% and 61.6%, respectively, in 2018 to 60.4% and 60.1%, respectively, in 2019 mainly due to a change in product mix. Gross profit increases can mainly be attributed to sales volume increases. Gross profit as a percentage of net revenues is impacted by several factors, including shifts in product mix, changes in channels of distribution, revenue volume, pricing strategies, and fluctuations in revenues of integrated third-party products.

Sales and Marketing. Sales and marketing expenses decreased to $46 thousand for the quarter ended June 30, 2019 compared to $0.4 million for the same period in 2018. Sales and marketing expenses decreased to $0.5 million for the six months ended June 30, 2019 compared $0.8 million for the same period in 2018. Sales and marketing expenses may vary in the future. Sales and marketing expenses decreased due to shifting expense to cost of sales for various projects during the second quarter 2019, the Company was able to collect payment of $200 thousand from a customer related expense that occurred during the year 2018. Sales and marketing expenses also benefitted from delayed sales from one customer into the second quarter 2019. This delay benefitted sales in the quarter and required corresponding shifts of expenses into cost of sales from sales and marketing. It is expected that sales and marketing expense will return to more traditional levels in the third quarter 2019.

Research and Development. Research and development expenses increased to $0.3 million for the quarter ended June 30, 2019 compared to $0.2 million for the same period in 2018. Research and development remained constant at $0.5 million for the six months ended June 30, 2019 and 2018.   Increases in research and development costs during the second quarter 2019 were due to increased labor expense. Research and development costs are expensed in the period incurred. Research and development expenses may vary in the future; however, we believe that these costs will remain relatively constant through the end of 2019, although expenses may be increased relative to increases in revenue.

General and Administrative. General and administrative expenses remained constant at $0.3 million for the quarters ended June 30, 2019 and 2018. General and administrative expenses increased to $0.7 million for the six months ended June 30, 2019 compared to $0.6 million for the same period in 2018. It is expected that general and administrative expenses will remain relatively constant throughout the remainder of 2019, although expenses may be increased relative to increases in revenue.

Interest. Net interest expense decreased to $9 thousand for the quarter ended June 30, 2019 compared to $48 thousand for the same period in 2018. Net interest expense decreased to $44 thousand for the six months ended June 30, 2019 compared to $101 thousand for the same period in 2018. The decrease in interest expense was primarily due to paying down the loan payable to an officer. Net interest expense may vary in the future based on our level of borrowing, which will be affected by our cash flow, operating income and capital expenditures.

Liquidity and Capital Resources

Our principal source of liquidity at June 30, 2019, was approximately $1.5 million of cash and cash equivalents. At June 30, 2019, we had working capital of $1.4 million compared to a $1.0 million deficiency at June 30, 2018.

Net cash provided by operations for the six months ended June 30, 2019 was $2.3 million due primarily to a net income of $2.7 million and the following sources of cash and non-cash items: a $304 thousand decrease in operating lease right-of-use assets, a $179 thousand increase in deferred revenue, $86 thousand in depreciation and amortization expense, $14 thousand in stock-based compensation, and $6 thousand in penalties and waived penalties on dividends. This was partially offset by a $738 thousand increase in accounts receivable, a $234 thousand increase in prepaid expenses and other assets, and a $66 thousand decrease in accounts payable and accrued expenses. Net cash provided by operations for the six months ended June 30, 2018 was $1.2 million due primarily to a net income of $820 thousand and to the following sources of cash and non-cash items: $541 thousand increase in deferred revenue, $201 thousand increase in accounts payable and accrued expenses, $15 thousand decrease in Inventories, $22 thousand in penalties and waived penalties on dividends, $33 thousand in amortization expense of capital leases, $32 thousand in depreciation expense, and $11 thousand in stock-based compensation. This was partially offset by a $329 thousand increase in prepaid expenses and other assets and a $106 thousand increase in accounts receivable. Future fluctuations in inventory balances, accounts receivable and accounts payable will be dependent upon several factors, including, but not limited to, quarterly sales volumes and timing of invoicing, and the accuracy of our forecasts of product demand and component requirements.

Net cash used in investing activities for the six months ended June 30, 2019, was $168 thousand for net purchases of property and equipment, compared to net cash used in investing activities for the six months ended June 30, 2018, was $75 thousand for net purchases of property and equipment.

Net cash used in financing activities in 2019 was $2.3 million with payments on the loan from an officer of $1.8 million, payments for preferred stock dividends of $644 thousand, and payment on principal of finance right-of-use leases of $31 thousand. This was directly offset by the following provisions of cash: proceeds from exercise of stock options of $226 thousand. Net cash used in financing activities in 2018 was $1.0 million due to payments to the officer loan of $1.2 million and $34 thousand payment on principal on finance right-of-use leases. This was directly offset by the following provisions of cash: proceeds from a loan by an officer of $150 thousand and $71 thousand from the exercise of stock options.

At June 30, 2019, the Company did not have any material commitments for capital expenditures.

During the six months ended June 30, 2019, the Company funded its operations through the use of cash and cash equivalents.

As of June 30, 2019, we had cash and cash equivalents of approximately $1,477,000, down from approximately $1,652,000 as of December 31, 2018. We generated net income of $1,758,000 for the quarter ended June 30, 2019 compared to a net income of $474,000 for the quarter ended June 30, 2018. As of June 30, 2019, in addition to cash and cash equivalents of $1,477,000, we had $2.7 million of funding available from a promissory note to borrow up to $2.7 million from G. Ward Paxton, the Company’s Chief Executive Officer. We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources. Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months. We expect to fund our operations through anticipated Company profits and borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019, and concluded that the disclosure controls and procedures were effective.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) as of December 31, 2018, and concluded that there have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2019, we had cash and cash equivalents of approximately $1,477,000, down from approximately $1,652,000 as of December 31, 2018. We generated net income of $1,758,000 for the quarter ended June 30, 2019 compared to a net income of $474,000 for the quarter ended June 30, 2018. As of June 30, 2019, in addition to cash and cash equivalents of $1,477,000, we had $2.7 million of funding available from a promissory note to borrow up to $2.7 million from G. Ward Paxton, the Company’s Chief Executive Officer. We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources. Based on projections of growth in revenue and net income in the coming quarters, and the borrowings available previously mentioned, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months. We expect to fund our operations through anticipated Company profits and borrowings from the Company’s CEO, and possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

We had a net income of $1.8 million for the quarter ended June 30, 2019, and we have an accumulated deficit of $56.5 million as of June 30, 2019. To continue current financial performance, we must sustain or increase revenue levels.

For the quarter ended June 30, 2019, we generated a net income of $1.8 million and had an accumulated deficit of approximately $56.5 million as of June 30, 2019, compared to a net income of $474 thousand for the quarter ended June 30, 2018 and an accumulated deficit of approximately $60.7 million at June 30, 2018. We need to maintain current revenue levels from the sales of our products if we are to continue profitability. If we are unable to achieve these revenue levels, losses could happen for the near term and possibly longer, and we may not maintain profitability or generate positive cash flow from operations in the future.

A large percentage of our revenues are received from U.S. government entities/resellers, and the loss of any one of these customers could reduce our revenues and materially harm our business and prospects.

A large percentage of our revenues result from sales to U.S. government entities/resellers. If we were to lose one or more of these key relationships, our revenues could decline and our business and prospects may be materially harmed. We expect that even if we are successful in developing relationships with non-governmental customers, our revenues will continue to be concentrated among government entities. For the quarter ended June 30, 2019, sales to U.S. government entities/resellers collectively accounted for 91.3% of our revenues, compared to 88.4% for the comparable period in 2018. The loss of any of these key relationships may send a negative message to other U.S. government entities or non-governmental customers concerning our product offering. We cannot assure you that U.S. government entities will be customers of ours in future periods or that we will be able to diversify our customer portfolio to adequately mitigate the risk of loss of any of these customers.

Almost all of our revenues are from one product line with a limited number of customers, and the decrease of revenue from sales of this product line could materially harm our business and prospects. Timeliness of orders from customers may cause disruption in growth.

Almost all of our revenues result from sales of one security product line. TraceCop revenues were $4.0 million for the quarter ended June 30, 2019, compared to $2.4 million for the second quarter 2018. Savant revenues remained constant at $29 thousand for the quarters ended June 30, 2019 and 2018. No individual commercial customer in the second quarter of 2019 had over 10.0% of total revenue compared to one individual customer with 10.2% of total revenue for the same period in 2018. If sales of this key product line and individual customer were to decrease, our revenues could decline and our business and prospects may be materially harmed. Revenue in the second quarter 2019 benefitted from delayed sales from one customer in the two preceding quarters into the second quarter 2019. This delay benefitted revenues in the quarter and required corresponding shifts of expenses into cost of sales from sales and marketing. In order to remain at current revenue levels, new customer orders will be required.

We are highly dependent on sales made through indirect channels, the loss of which would materially adversely affect our operations.

We derived 91.3% of revenue in the second quarter of 2019 through indirect channels of mainly government resellers, compared to 88.4% of our revenues in the quarter ended June 30, 2018. We must continue to expand our sales through these indirect channels in order to increase our revenues. We cannot assure you that our products will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues. Further, many of our competitors are also trying to sell their products through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our products.

You will experience substantial dilution upon the conversion or redemption of the shares of preferred stock that we issued in our private placements or in the event we raise additional funds through the issuance of new shares of our common stock or securities convertible or exercisable into shares of common stock.

On August 2, 2019, we had 13,529,236 shares of common stock outstanding. Upon conversion of all outstanding shares of preferred stock, we would have 14,596,678 shares of common stock outstanding, approximately a 7.9% increase in the number of shares of our common stock outstanding.

In addition, management may issue additional shares of common stock or securities exercisable or convertible into shares of common stock in order to finance our continuing operations. Any future issuances of such securities would have additional dilutive effects on the existing holders of our Common Stock.

Further, the occurrence of certain events could entitle holders of our Series 2 Preferred Stock and Series 3 Preferred Stock to require us to redeem their shares for a certain number of shares of our common stock. Assuming (i) we have paid all liquidated damages and other amounts to the holders, (ii) paid all outstanding dividends, (iii) a volume weighted average price of $4.69, which was the ten-day volume weighted average closing price of our common stock on August 1, 2019, and (iv) our 13,529,236 shares of common stock outstanding on August 1, 2019, upon exercise of their redemption right by the holders of the Series 3 Preferred Stock and the Series 2 Preferred Stock, we would be obligated to issue approximately 94,000 shares of our common stock. This would represent an increase of approximately 0.7% in the number of shares of our common stock as of August 1, 2019.

The conversion of preferred stock we issued in the private placements may cause the price of our common stock to decline.

The holders of the shares of our 5% Preferred Stock may freely convert their shares of preferred stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission. As of August 1, 2019, 800,000 shares of our 5% Preferred Stock had converted into 1,272,263 shares of common stock and 200,000 shares of our 5% preferred stock, convertible into 318,065 shares of common stock, remain outstanding.

The holders of the shares of Series 2 5% Preferred Stock may freely convert their shares of preferred stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission. As of August 1, 2019, 605,200 shares of Series 2 Preferred Stock had converted into 605,200 shares of common stock and 460,000 shares of Series 2 5% preferred stock remain outstanding.

The holders of the shares of Series 3 5% Preferred Stock may freely convert their shares of Series 3 Preferred Stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission. As of August 1, 2019, 275,230 shares of Series 3 Preferred Stock had converted into 275,230 shares of common stock and 289,377 shares of Series 3 5% preferred stock remain outstanding.

For the four weeks ended on August 2, 2019, the average daily trading volume of our common stock on the OTCQB was 6,700 shares. Consequently, if holders of preferred stock elect to convert their remaining shares and sell a material amount of their underlying shares of common stock on the open market, the increase in selling activity could cause a decline in the market price of our common stock. Furthermore, these sales, or the potential for these sales, could encourage short sales, causing additional downward pressure on the market price of our common stock.

You will experience substantial dilution upon the exercise of stock options currently outstanding.

On August 1, 2019, we had 13,529,236 shares of common stock outstanding. Upon the exercising of current options exercisable at or below the exercise price of $2.73, we would have approximately 14,400,000 shares of common stock outstanding, a 6.6% increase in the number of shares of our common stock outstanding.

Our management and larger stockholders exercise significant control over our company and have the ability to approve or take actions that may be adverse to your interests.

As of August 1, 2019, our executive officers, directors and preferred stockholders beneficially own approximately 36% of our voting power. In addition, other related parties control approximately 26% of voting power. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. These stockholders may use their influence to approve or take actions that may be adverse to the interests of holders of our Common Stock. Further, we contemplate the possible issuance of shares of our Common Stock or of securities exercisable or convertible into shares of our Common Stock in the future to our Chief Executive Officer and Chief Financial Officer. Any such issuance will increase the percentage of stock our Chief Executive Officer, Chief Financial Officer and our management group beneficially holds.

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

INTRUSION INC.

Date: August 13, 2019	/s/ G. Ward Paxton
G. Ward Paxton
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2019	/s/ Michael L. Paxton
Michael L. Paxton
Vice President, Chief Financial Officer, Treasurer & Secretary
(Principal Financial & Accounting Officer)