Form 10-Q
period 2019-09-30
INTRUSION INC
filed 2019-11-13
CIK 736012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on November 1, 2019 was 13,539,736.

INTRUSION INC.

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018	3

Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018	4

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the nine months ended September 30, 2019 and 2018	5

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4. Controls and Procedures	14

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 6. Exhibits	18

Signature Page	19

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	September 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$2,111	$1,652
Accounts receivable	2,704	1,967
Prepaid expenses	136	91
Total current assets	4,951	3,710
Noncurrent Assets:
Property and equipment, net	295	200
Finance leases, right-of-use assets, net	73	121
Operating lease, right-of-use assets, net	1,407	—
Other assets	38	38
Total noncurrent assets	1,813	359
TOTAL ASSETS	$6,764	$4,069

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$1,078	$1,596
Dividends payable	32	594
Finance leases liability, current portion	43	58
Operating lease liability, current portion	277	—
Deferred revenue	643	1,004
Total current liabilities	2,073	3,252
Noncurrent Liabilities:
Loan payable to officer	—	1,815
Finance leases liability, noncurrent portion	32	64
Operating lease liability, noncurrent portion	1,389	—
Total noncurrent liabilities	1,421	1,879

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value: Authorized shares – 5,000
Series 1 shares issued and outstanding — 200 Liquidation preference of $1,025 in 2019 and $1,213 in 2018	707	707
Series 2 shares issued and outstanding — 460 Liquidation preference of $1,155 in 2019 and $1,385 in 2018	724	724
Series 3 shares issued and outstanding — 289 Liquidation preference of $633 in 2019 and $760 in 2018	412	412
Common stock, $0.01 par value:
Authorized shares — 80,000
Issued shares — 13,550 in 2019 and 13,259 in 2018 Outstanding shares — 13,540 in 2019 and 13,249 in 2018	135	133
Common stock held in treasury, at cost – 10 shares	(362)	(362)
Additional paid-in capital	56,770	56,609
Accumulated deficit	(55,073)	(59,242)
Accumulated other comprehensive loss	(43)	(43)
Total stockholders’ equity (deficit)	3,270	(1,062)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,764	$4,069

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue	$3,860	$2,665	$11,071	$7,296
Cost of revenue	1,465	967	4,339	2,744

Gross profit	2,395	1,698	6,732	4,552

Operating expenses:
Sales and marketing	356	466	813	1,311
Research and development	297	329	775	832
General and administrative	277	243	930	828

Operating income	1,465	660	4,214	1,581

Interest expense, net	(1)	(43)	(45)	(144)

Net income	$1,464	$617	$4,169	$1,437

Preferred stock dividends accrued	(35)	(35)	(104)	(104)
Net income attributable to common stockholders	$1,429	$582	$4,065	$1,333

Net income per share attributable to common stockholders: Basic	$0.11	$0.04	$0.30	$0.10
Diluted	$0.09	$0.04	$0.27	$0.09

Weighted average common shares outstanding: Basic	13,523	13,062	13,466	13,009
Diluted	15,371	14,955	15,314	14,901

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Nine Months Ended
	September 30, 2019	September 30, 2018
NUMBER OF PREFERRED SHARES—ISSUED AND OUTSTANDING
Balance, beginning of year and end of nine month period	949	949
PREFERRED STOCK
Balance, beginning of year and end of nine month period	$1,843	$1,843
NUMBER OF COMMON SHARES—ISSUED
Balance, beginning of year	13,259	12,808
Exercise of stock options	291	322
Balance, end of nine month period	13,550	13,130
COMMON STOCK
Balance, beginning of year	$133	$128
Exercise of stock options	2	3
Balance, end of nine month period	$135	$131
TREASURY SHARES
Balance, beginning of year and end of nine month period	$(362)	$(362)
ADDITIONAL PAID-IN-CAPITAL
Balance, beginning of year	$56,609	$56,518
Stock-based compensation	24	16
Exercise of stock options	234	108
Preferred stock dividends declared, net of waived penalties by shareholders	(97)	(70)
Balance, end of nine month period	$56,770	$56,572
ACCUMULATED DEFICIT
Balance, beginning of year	$(59,242)	$(61,529)
Net income	4,169	1,437
Balance, end of nine month period	$(55,073)	$(60,092)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year and end of nine month period	$(43)	$(43)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	$3,270	$(1,950)

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30, 2019	September 30, 2018
Operating Activities:
Net income	$4,169	$1,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136	96
Stock-based compensation	24	16
Penalties on dividends	6	34
Extinguishment of U.K. cumulative translation adjustment	—	65
Changes in operating assets and liabilities:
Accounts receivable	(737)	(155)
Inventories	—	15
Prepaid expenses and other assets	(45)	(120)
Operating lease, right-of-use asset	364	—
Accounts payable and accrued expenses	(621)	191
Deferred revenue	(361)	213
Net cash provided by operating activities	2,935	1,792

Investing Activities:
Purchases of property and equipment	(183)	(173)

Financing Activities:
Borrowings on loan from officer	—	150
Payments on loan from officer	(1,815)	(1,200)
Proceeds from stock options exercised	236	111
Payments of dividends	(667)	—
Reduction of finance lease liability	(47)	(51)
Net cash used in financing activities	(2,293)	(990)

Net increase in cash and cash equivalents	459	629
Cash and cash equivalents at beginning of period	1,652	224
Cash and cash equivalents at end of period	$2,111	$853

SUPPLEMENTAL DISCLOSURE OF NON CASH OPERATING AND FINANCING ACTIVITIES:

Preferred stock dividends accrued	$103	$104
Purchase of leased equipment per right-of-use finance lease	$—	$89
Initial recognition of operating lease, right-of-use asset	$1,771	$—

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The December 31, 2018 balance sheet was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States. However, we believe that the disclosures are adequate to make the information presented not misleading. In our opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2019 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 28, 2019.

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

On January 1, 2018 we adopted ASU No. 2014-09, Revenue from Contracts with Customers, as amended, using the modified retrospective approach. At the date of adoption there was no impact on the balance sheet or statement of operations. ASU No. 2014-09 did not have a material effect on the Company’s financial position, results of operations or cash flows for the three and nine month periods ended September 30, 2019 and 2018.

On January 1, 2019 we adopted ASU No. 2016-02, Leases (topic 842). At the date of adoption there was no impact on the statement of operations, while the balance sheet reflects recording both assets and liabilities applicable to the operating right-of-use asset lease identified. ASU No. 2016-02 did not have a material effect on the Company’s results of operations or cash flows for the three and nine month periods ended September 30, 2019.

3.	Loan Payable to Officer

On February 8, 2018, the Company entered into an unsecured revolving promissory note to borrow up to $3,700,000 from G. Ward Paxton, the Company’s Chief Executive Officer (the “CEO Note”). Under the terms of the CEO Note, the Company had the ability to borrow, repay and reborrow on the loan as needed up to an outstanding principal balance due of $3,700,000 at any given time through March 2020.

On February 7, 2019, the Company amended the unsecured revolving promissory note to borrow up to $2,700,000 from G. Ward Paxton, the Company’s Chief Executive Officer. Under the terms of the note, the Company had the ability to borrow, repay and reborrow on the loan as needed up to an outstanding principal balance due of $2,700,000 at any given time through March 2021.

Amounts borrowed under the CEO Note officer accrued interest at a floating rate per annum equal to Silicon Valley Bank’s (“SVB”) prime rate plus 1%. Any outstanding borrowings and accrued but unpaid interest is due on March 31, 2021. As of September 30, 2019, there were no borrowings or accrued interest outstanding

As of October 24, 2019. G. Ward Paxton passed away, terminating the CEO Note with the result that future borrowings thereunder will no longer be available to the Company. Our management will be assessing whether to replace this borrowing base and assessing what terms may be available to the Company, including whether any such terms are acceptable to the Company, if at all.

4.	Accounting for Stock-Based Compensation

During the three month periods ended September 30, 2019 and 2018, the Company did not grant any stock options to employees or directors. The Company recognized $10,000 and $5,000, respectively, of stock-based compensation expense for the three month periods ended September 30, 2019 and 2018. During the nine month periods ended September 30, 2019 and 2018, the Company granted 24,000 and 24,000, respectively, of stock options to employees and directors. The Company recognized $24,000 and $16,000, respectively, of stock-based compensation expense for the nine month periods ended September 30, 2019 and 2018.

During the three month periods ended September 30, 2019 and 2018, 10,500 and 103,500 options were exercised under the 2005 Plan, respectively. During the nine month periods ended September 30, 2019 and 2018, 291,000 and 322,500 were exercised under the 2005 Plan, respectively.

Valuation Assumptions

The fair values of employee and director option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	For Three Months Ended September 30, 2019	For Three Months Ended September 30, 2018	For Nine Months Ended September 30, 2019	For Nine Months Ended September 30, 2018

Weighted average grant date fair value	—	—	$3.61	$0.99
Weighted average assumptions used:
Expected dividend yield	—	—	0.0%	0.0%
Risk-free interest rate	—	—	2.19%	2.93%
Expected volatility	—	—	127.52%	131.0%
Expected life (in years)	—	—	5.0	5.0

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

Contract assets represent contract billings for sales per contracts with customers and are classified as current. Our contract assets include our accounts receivables. At September 30, 2019, the Company had contract assets balance of $2,704,000. At September 30, 2018, the Company had contract assets balance of $1,117,000.

Contract liabilities consist of cash payments in advance of the Company satisfying performance obligations and recognizing revenue. The Company currently classifies deferred revenue as a contract liability. At September 30, 2019, the Company had contract liabilities balance of $643,000. At September 30, 2018, the Company had contract liabilities balance of $619,000.

6.	Net Income Per Share

Basic net income per share is computed by dividing net income attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period. Our common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding options. The aggregate number of common stock equivalents excluded from the diluted income per share calculation for the three month periods ended September 30, 2019 and 2018 are 0 and 149,000, respectively. The aggregate number of common stock equivalents excluded from the diluted income per share calculation for the nine month periods ended September 30, 2019 and 2018 are 4,044 and 292,044, respectively.

7.	Concentrations

Our operations are concentrated in one area—security software/entity identification. Sales to the U.S. Government through direct and indirect channels totaled 90.9% of total revenues for the third quarter of 2019 compared to 84.5% of total revenues for the third quarter of 2018. During the third quarter of 2019, approximately 75.8% of total revenues were attributable to three government customers compared to approximately 66.4% of total revenues attributable to four government customers in the third quarter of 2018. In the third quarter of 2019, no individual commercial customer had revenues over 10.0% of total revenue compared to one individual commercial customer attributable for 14.5% of total revenue for the same period in 2018. Our similar product and service offerings are not viewed as individual segments, as our management analyzes the business as a whole and expenses are not allocated to each product offering.

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

During the quarter ended September 30, 2019, we accrued $13,000 in dividends payable to the holders of our 5% Preferred Stock, $14,000 in dividends payable to the holders of our Series 2 5% Preferred Stock and $8,000 in dividends payable to the holders of our Series 3 5% Preferred Stock. As of September 30, 2019, we have $32,000 in accrued and unpaid dividends.

Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year. These dividends continue to accrue on all our outstanding shares of preferred stock, regardless of whether we are legally able to pay them. If we are unable to pay dividends on our preferred stock, we will be required to accrue an additional late fee penalty of 18% per annum on the unpaid dividends for the Series 2 Preferred Stock and Series 3 Preferred Stock. Our late CEO, our Interim CEO and current CFO, and one outside board member who are holders of our Series 2 and Series 3 Preferred Stock have waived any possible late fee penalties. In addition to this late penalty, the holders of our Series 2 Preferred Stock and Series 3 Preferred Stock could elect to present us with written notice of our failure to pay dividends as scheduled, in which case we would have 45 days to cure such a breach. In the event that we failed to cure the breach, the holders of these shares of preferred stock would then have the right to require us to redeem their shares of preferred stock for a cash amount calculated in accordance with their respective certificates of designation. If we were required to redeem all shares of Series 2 Preferred Stock and Series 3 Preferred Stock as of September 30, 2019, the aggregate redemption price we would owe would be $1.8 million.

10.	Right-of-use Asset and Leasing Liabilities

Under the new lease accounting standard, we have determined that we have leases for right-of-use (ROU) assets. We have both finance right-of-use assets and operating right-of-use assets with a related lease liability. Our finance lease right-of-use assets consist of computer hardware and a copying machine. Our operating lease right-of-use assets include our rental agreements for our offices in Richardson and San Marcos, CA. Both types of lease liabilities are determined by the net present value of total payments and are amortized over the life of the lease. Both types of lease obligations are designed to terminate with the last scheduled payment. All of the finance lease right-of-use assets have a three year life and are in various stages of completion. The Richardson operating lease liability has a life of five years and two months as of September 30, 2019. The San Marcos operating lease liability has a life of eighteen months as of September 30, 2019.

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

Schedule of Items Appearing on the Statement of Operations:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Operating expense:
Amortization expense – Finance ROU	16	17	48	50
Lease expense – Operating ROU	82	65	244	197
Other expense:
Interest expense – Finance ROU	1	1	3	2

Future minimum lease obligations consisted of the following at September 30, 2019 (in thousands):

	Operating	Finance
Period ending September 30,	ROU Leases	ROU Leases	Total
2020	$359	$46	$405
2021	362	31	393
2022	366	1	367
2023	378	—	378
2024	384	—	384
Thereafter	64	—	64
	$1,913	$78	$1,991
Less Interest*	(247)	(3)
	$1,666	$75

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

Forward Looking Statements

This Quarterly Report on Form 10-Q, including, without limitation, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are generally accompanied by words such as “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate,” “may” or other words that convey uncertainty of future events or outcomes. These statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations, which we describe in more detail elsewhere in this Quarterly Report on Form 10-Q, as well as in our 2018 Annual Report on Form 10-K, filed March 28, 2019, in Item 1A “Risk Factors” include, but are not limited to:

●

the transition of responsibilities from our co-founder, G. Ward Paxton, and the appointment of our current CFO, Michael L. Paxton, as a Director, Chairman of the Board, as well as Interim President and Interim CEO, may cause disruptions in the Company’s operations, take a significant portion of our management’s time and attention, and may cause our suppliers, vendors, and customers to be concerned about this transition;

●	insufficient cash to operate our business and inability to meet our liquidity requirements;

●	loss of revenues due to the failure of our newer products to achieve market acceptance;

●	our need to increase current revenue levels in order to achieve sustainable profitability;

●	our unavailability to make future borrowings under the CEO Note;

●	our ability to replace all or a portion of the borrowing base available to the Company under the CEO Note and whether any such terms would be available on terms acceptable to the Company, if at all;

●	concentration of our revenues from U.S. government entities or commercial customers and the possibility of loss of one of these customers and the unique risks associated with government customers;

●	our dependence on sales made through indirect channels;

●	the adverse effect that payment of accrued dividends on our preferred stock would have on our cash resources and the substantial dilution upon the conversion or redemption of our preferred stock;

●	the consequences of our inability to pay scheduled dividends on shares of our preferred stock;

●	the potentially detrimental impact that the conversion of preferred stock would have on the price of our common stock;

●	the ability of our preferred stockholders to hinder additional financing; and

●	the influence that our management and larger stockholders have over actions taken by the Company.

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

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Total revenue	100.0%	100.0%	100.0%	100.0%

Total cost of revenue	38.0	36.3	39.2	37.6

Gross profit	62.0	63.7	60.8	62.4

Operating expenses:
Sales and marketing	9.2	17.5	7.4	18.0
Research and development	7.7	12.3	7.0	11.4
General and administrative	7.1	9.1	8.4	11.3

Operating income	38.0	24.8	38.0	21.7

Interest expense, net	(0.1)	(1.6)	(0.4)	(2.0)

Income before income tax provision	37.9	23.2	37.6	19.7

Income tax provision	—	—	—	—

Net income	37.9%	23.2%	37.6%	19.7%
Preferred stock dividends accrued	(0.9)	(1.4)	(0.9)	(1.4)

Net income attributable to common stockholders	37.0%	21.8%	36.7%	18.3%

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Domestic revenues	100.0%	100.0%	100.0%	100.0%
Export revenues	—	—	—	—

Net revenues	100.0%	100.0%	100.0%	100.0%

Net Revenues. Net revenues for the quarter and nine months ended September 30, 2019 were $3.9 million and $11.1 million, respectively, compared to $2.7 million and $7.3 million for the same periods in 2018. Product revenues increased $1.2 million for the quarter ended September 30, 2019, and $3.8 million for the nine months ended September 30, 2019 compared to the same periods in 2018. Increased product revenues were primarily due to an increase in sales of our TraceCop product line. TraceCop sales for the quarters ended September 30, 2019 and 2018 were $3.9 million and $2.7 million, respectively. Savant sales remained the same at $29 thousand for the quarters ended September 30, 2019 and 2018.

Concentration of Revenues. Revenues from sales to various U.S. government entities totaled $3.5 million, or 90.9% of revenues, for the quarter ended September 30, 2019 compared to $2.3 million, or 84.5% of revenues, for the same period in 2018. Revenues from sales to various U.S. government entities totaled $9.9 million, or 89.8% of revenues, for the nine months ended September 30, 2019, compared to $6.1 million, or 84.2% of revenues, for the same period in 2018. Sales to commercial customers totaled 9.1% of total revenue for the third quarter of 2019 compared to 15.5% of total revenue for the third quarter of 2018. During the third quarter of 2019, no individual commercial customer had revenues over 10.0% of total revenue approximately compared to approximately 14.5% to one commercial customer in the third quarter of 2018. Although we expect our concentration of revenues to vary among customers in future periods depending upon the timing of certain sales, we anticipate that sales to government customers will continue to account for a significant portion of our revenues in future periods. Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including, without limitation, potential disruption to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience. Although we do not anticipate that any of our revenues with government customers will be renegotiated, a large number of cancelled or renegotiated government orders could have a material adverse effect on our financial results. Currently, we are not aware of any proposed cancellation or renegotiation of any of our existing arrangements with government entities and, historically, government entities have not cancelled or renegotiated orders which had a material adverse effect on our business.

Gross Profit. Gross profit was $2.4 million or 62.0% of net revenues for the quarter ended September 30, 2019, compared to $1.7 million or 63.7% of net revenues for the quarter ended September 30, 2018. Gross profit was $6.7 million or 60.8% of net revenues for the nine months ended September 30, 2019 compared to $4.6 million or 62.4% of net revenues for the nine months ended September 30, 2018. Gross profit on product revenues for the quarter and nine months ended September 30, trended from 63.7% and 62.4%, respectively, in 2018 to 62.0% and 60.8%, respectively, in 2019 mainly due to a change in product mix. Gross profit increases can be attributed to such variables as labor hour rates and department overhead. Gross profit as a percentage of net revenues is impacted by several factors, including shifts in product mix, changes in channels of distribution, revenue volume, pricing strategies, and fluctuations in revenues of integrated third-party products.

Sales and Marketing. Sales and marketing expenses decreased to $0.4 million for the quarter ended September 30, 2019, compared to $0.5 million for same period in 2018. Sales and marketing expenses decreased to $0.8 million for the nine months ended September 30, 2019, compared to $1.3 million for the same period in 2018. For the nine months ended September 30, 2019, sales and marketing expenses decreased due to shifting expense to cost of sales for various projects during the second quarter 2019 and the Company was able to collect payment of $200 thousand from a customer related expense that occurred during the year 2018. Sales and marketing expenses may vary in the future. We believe that these costs may increase through the end of 2019.

Research and Development. Research and development expenses remained constant at $0.3 million for the quarter ended September 30, 2019, compared to the same period in 2018. Research and development remained constant at $0.8 million for the nine months ended September 30, 2019, compared to the same period in 2018. Research and development costs remained constant due to increased labor expense being allocated to cost of sales. Research and development costs are expensed in the period incurred. Research and development expenses may vary in the future; however, we believe that these costs will mainly be dependent on the amount of research and development expense allocated to cost of sales.

General and Administrative. General and administrative expenses increased to $0.3 million for the quarter ended September 30, 2019, compared to $0.2 million for the same period in 2018. General and administrative expenses increased to $0.9 million for the nine months ended September 30, 2019, compared to $0.8 million for the same period in 2018. It is expected that general and administrative expenses will remain relatively constant throughout the remainder of 2019.

Interest. Net interest expense decreased to $1 thousand for the quarter ended September 30, 2019, compared to $43 thousand for the same period in 2018. Net interest expense decreased to $45 thousand for the nine months ended September 30, 2019 compared to $144 thousand for the same period in 2018. The decrease in interest expense was due to elimination of the loan payable to an officer. Net interest expense may vary in the future based on our level of borrowing, which will be affected by our cash flow, operating income and capital expenditures.

Liquidity and Capital Resources

Our principal source of liquidity at September 30, 2019, was approximately $2.1 million of cash and cash equivalents. At September 30, 2019, we had working capital of $2.9 million compared to a $0.4 million working capital deficiency at September 30, 2018.

Net cash provided by operations for the nine months ended September 30, 2019 was $2.9 million due primarily to a net income of $4.2 million and the following sources of cash and non-cash items: a $364 thousand decrease in operating lease right-of-use assets, $136 thousand in depreciation and amortization expense, $24 thousand in stock-based compensation, and $6 thousand in penalties and waived penalties on dividends. This was partially offset by a $737 thousand increase in accounts receivable, a $621 thousand decrease in accounts payable and accrued expenses, a $361 thousand decrease in deferred revenue, and a $45 thousand increase in prepaid expenses and other assets. Net cash provided by operations for the nine months ended September 30, 2018 was $1.8 million due primarily to a net income of $1.437 million and to the following sources of cash and non-cash items: $213 thousand increase in deferred revenue, $191 thousand increase in accounts payable and accrued expenses, $15 thousand decrease in Inventories, $34 thousand in penalties and waived penalties on dividends, $50 thousand in amortization expense of capital leases, $46 thousand in depreciation expense, $16 thousand in stock-based compensation, and a $65 thousand write-off of the United Kingdom’s cumulative translation adjustment. This was partially offset by a $120 thousand increase in prepaid expenses and other assets and a $155 thousand increase in accounts receivable. Future fluctuations in inventory balances, accounts receivable and accounts payable will be dependent upon several factors, including, but not limited to, quarterly sales volumes and timing of invoicing, and the accuracy of our forecasts of product demand and component requirements.

Net cash used in investing activities for the nine months ended September 30, 2019, was $183 thousand for net purchases of property and equipment, compared to net cash used by investing activities for the nine months ended September 30, 2018, was $173 thousand for net purchases of property and equipment.

Net cash used by financing activities in 2019 was $2.3 million with payments on the loan from an officer of $1.8 million, payments for preferred stock dividends of $667 thousand, and payment on principal of finance right-of-use leases of $47 thousand. This was directly offset by the following provisions of cash: proceeds from exercise of stock options of $236 thousand. Net cash used by financing activities in 2018 was $1.0 million due to payments to the CEO Note of $1.2 million and $51 thousand payment on principal on capital leases. This was directly offset by the following provisions of cash: proceeds from a loan by an officer of $150 thousand and $111 thousand from the exercise of stock options.

At September 30, 2019, the Company did not have any material commitments for capital expenditures.

During the nine months ended September 30, 2019, the Company funded its operations through the use of cash and cash equivalents.

As of September 30, 2019, we had cash and cash equivalents of approximately $2,111,000, down from approximately $1,652,000 as of December 31, 2018. We generated net income of $1,464,000 for the quarter ended September 30, 2019 compared to a net income of $617,000 for the quarter ended September 30, 2018. As of September 30, 2019, in addition to cash and cash equivalents of $2,111,000, we had $2.7 million of funding available from a promissory note to borrow up to $2.7 million from G. Ward Paxton, the Company’s Chief Executive Officer (the “CEO Note”). We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources.

Based on projections of growth in revenue and net income in the coming quarters, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months. However, as of October 24, 2019, our funding available from the CEO Note terminated. Our management will be assessing whether to replace this borrowing base and assessing what terms may be available to the Company, including whether any such terms are available on terms acceptable to the Company, if at all (the “Potential Replacement Funding Facility”). We expect to fund our operations through anticipated Company profits, possible additional investments of private equity and debt, , and the Potential Replacement Facility. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019, and concluded that the disclosure controls and procedures were effective.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) as of December 31, 2018, and concluded that there have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may be unsuccessful in the transition of responsibilities of our co-founder, G. Ward Paxton upon his unexpected passing on October 24, 2019, which may have a material adverse effect on our results of operations.

Mr. G. Ward Paxton co-founded the Company in 1983, and he served as President, Chief Executive Officer, Director, and Chairman of the Board for most of his 36 year tenure. He demonstrated dedication and leadership, and provided a unique insight and understanding of the Company’s operations and business strategy for decades. The loss of that leadership and experience may cause the expenditure of Company’s and its managements time and attention as it works through this transition with the Company’s management, staff, vendors, suppliers and customers, any or all of whom may be apprehensive regarding the loss of Ward’s leadership. We can provide no assurance of the smoothness, the diversion of the Company’s resources, or the successfulness of this transition.

The appointment of our current CFO, Mr. Michael L. Paxton, to the positions of Director and Chairman of the Board, as well as his service as Interim President and Interim CEO, may take significant time, attention, and focus from our day to day operations and the Company’s goals and objectives, perhaps in a material way.

Mr. Michael Paxton has been an integral part of our management team for many years, and our Board has expressed confidence that he will provide a smooth transition going forward. However, Mr. Paxton will be tasked with continuing his current obligations of our Chief Financial Officer as well as taking on these additional roles and responsibilities. While we believe that Mike’s long tenure with and understanding of the Company’s operations will be an asset to his ability to quickly adapt to these additional duties, we can provide no assurances of such.

As of October 24, 2019, we have lost the ability to borrow, up to $2.7 million under the CEO Note, the loss of which may have a material adverse effect on our business, our results of operation, or even out ability to continue as a going concern.

With the passing of our former CEO, Mr. G. Ward Paxton, the CEO Note terminated, with the result that future borrowings thereunder will no longer be available to the Company. Our ability to draw funds under the CEO Note has been a major strength behind the Company’s liquidity for a number of years, the loss of which is unable to be measured at this time. However, the lack of this financial backstop could, in the future, have a material adverse effect on our business, our results of our operations, our ability to continue as a going concern, or to continue operations at all. Our management will be assessing whether to replace this borrowing base and assessing what terms may be available to the Company, including whether any such terms are acceptable to the Company, if at all; however we can make no such assurances as to the replacement of this borrowing facility.

We may not have sufficient cash to operate our business and may not be able to maintain future liquidity requirements. Additional debt and equity offerings to fund future operations may not be available and, if available, may significantly dilute the value of our currently outstanding common stock.

As of September 30, 2019, we had cash and cash equivalents of approximately $2,111,000, down from approximately $1,652,000 as of December 31, 2018. We generated net income of $1,464,000 for the quarter ended September 30, 2019 compared to a net income of $617,000 for the quarter ended September 30, 2018. As of September 30, 2019, in addition to cash and cash equivalents of $2,111,000, we had $2.7 million of funding available from a promissory note to borrow up to $2.7 million from G. Ward Paxton, the Company’s Chief Executive Officer (the "CEO Note). We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources. However, as of October 24, 2019, our funding available from the CEO Note terminated. Our management will be assessing whether to replace this borrowing base and assessing what terms may be available to the Company, including whether any such terms are available on terms acceptable to the Company, if at all (the “Potential Replacement Funding Facility”). We expect to fund our operations through anticipated Company profits, possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly, and a possible Potential Replacement Facility. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

We had a net income of $1.5 million for the quarter ended September 30, 2019, and we have an accumulated deficit of $55.1 million as of September 30, 2019. To continue current financial performance, we must sustain or increase revenue levels.

For the quarter ended September 30, 2019, we generated a net income of $1.5 million and had an accumulated deficit of approximately $55.1 million as of September 30, 2019, compared to a net income of $617 thousand for the quarter ended September 30, 2018 and an accumulated deficit of approximately $60.1 million at September 30, 2018. We need to maintain current revenue levels from the sales of our products if we are to continue profitability. If we are unable to achieve these revenue levels, losses could happen for the near term and possibly longer, and we may not maintain profitability or generate positive cash flow from operations in the future.

A large percentage of our revenues are received from U.S. government entities/resellers, and the loss of any one of these customers could reduce our revenues and materially harm our business and prospects.

A large percentage of our revenues result from sales to U.S. government entities/resellers. If we were to lose one or more of these key relationships, our revenues could decline and our business and prospects may be materially harmed. We expect that even if we are successful in developing relationships with non-governmental customers, our revenues will continue to be concentrated among government entities. For the quarter ended September 30, 2019, sales to U.S. government entities/resellers collectively accounted for 90.9% of our revenues, compared to 84.5% for the comparable period in 2018. The loss of any of these key relationships may send a negative message to other U.S. government entities or non-governmental customers concerning our product offering. We cannot assure you that U.S. government entities will be customers of ours in future periods or that we will be able to diversify our customer portfolio to adequately mitigate the risk of loss of any of these customers.

Almost all of our revenues are from one product line with a limited number of customers, and the decrease of revenue from sales of this product line could materially harm our business and prospects. Timeliness of orders from customers may cause disruption in growth.

Almost all of our revenues result from sales of one security product line. TraceCop revenues were $3.9 million for the quarter ended September 30, 2019, compared to $2.7 million for the third quarter 2018. Savant revenues remained constant at $29 thousand for the quarters ended September 30, 2019 and 2018. No individual commercial customer in the third quarter of 2019 had over 10.0% of total revenue compared to one individual customer with 14.5% of total revenue for the same period in 2018. If sales of this key product line and individual customer were to decrease, our revenues could decline and our business and prospects may be materially harmed.

We are highly dependent on sales made through indirect channels, the loss of which would materially adversely affect our operations.

We derived 90.9% of revenue in the third quarter of 2019 through indirect channels of mainly government resellers, compared to 84.5% of our revenues in the quarter ended September 30, 2018. We must continue to expand our sales through these indirect channels in order to increase our revenues. We cannot assure you that our products will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues. Further, many of our competitors are also trying to sell their products through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our products.

You will experience substantial dilution upon the conversion or redemption of the shares of preferred stock that we issued in our private placements or in the event we raise additional funds through the issuance of new shares of our common stock or securities convertible or exercisable into shares of common stock.

On November 1, 2019, we had 13,539,736 shares of common stock outstanding. Upon conversion of all outstanding shares of preferred stock, we would have 14,607,178 shares of common stock outstanding, approximately a 7.9% increase in the number of shares of our common stock outstanding.

In addition, management may issue additional shares of common stock or securities exercisable or convertible into shares of common stock in order to finance our continuing operations. Any future issuances of such securities would have additional dilutive effects on the existing holders of our Common Stock.

Further, the occurrence of certain events could entitle holders of our Series 2 Preferred Stock and Series 3 Preferred Stock to require us to redeem their shares for a certain number of shares of our common stock. Assuming (i) we have paid all liquidated damages and other amounts to the holders, (ii) paid all outstanding dividends, (iii) a volume weighted average price of $4.50, which was the ten-day volume weighted average closing price of our common stock on November 1, 2019, and (iv) our 13,529,236 shares of common stock outstanding on November 1, 2019, upon exercise of their redemption right by the holders of the Series 3 Preferred Stock and the Series 2 Preferred Stock, we would be obligated to issue approximately 97,600 shares of our common stock. This would represent an increase of approximately 0.7% in the number of shares of our common stock as of November 1, 2019.

The conversion of preferred stock we issued in the private placements may cause the price of our common stock to decline.

The holders of the shares of our 5% Preferred Stock may freely convert their shares of preferred stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission. As of November 1, 2019, 800,000 shares of our 5% Preferred Stock had converted into 1,272,263 shares of common stock and 200,000 shares of our 5% preferred stock, convertible into 318,065 shares of common stock, remain outstanding.

The holders of the shares of Series 2 5% Preferred Stock may freely convert their shares of preferred stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission. As of November 1, 2019, 605,200 shares of Series 2 Preferred Stock had converted into 605,200 shares of common stock and 460,000 shares of Series 2 5% preferred stock remain outstanding.

The holders of the shares of Series 3 5% Preferred Stock may freely convert their shares of Series 3 Preferred Stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission. As of November 1, 2019, 275,230 shares of Series 3 Preferred Stock had converted into 275,230 shares of common stock and 289,377 shares of Series 3 5% preferred stock remain outstanding.

For the four weeks ended on November 1, 2019, the average daily trading volume of our common stock on the OTCQB was 8,350 shares. Consequently, if holders of preferred stock elect to convert their remaining shares and sell a material amount of their underlying shares of common stock on the open market, the increase in selling activity could cause a decline in the market price of our common stock. Furthermore, these sales, or the potential for these sales, could encourage short sales, causing additional downward pressure on the market price of our common stock.

You will experience substantial dilution upon the exercise of stock options currently outstanding.

On November 1, 2019, we had 13,539,736 shares of common stock outstanding. Upon the exercising of current options exercisable at or below the exercise price of $2.73, we would have approximately 14,400,000 shares of common stock outstanding, a 6.4% increase in the number of shares of our common stock outstanding.

Our management and larger stockholders exercise significant control over our company and have the ability to approve or take actions that may be adverse to your interests.

As of November 1, 2019, our executive officers, directors and preferred stockholders beneficially own approximately 36% of our voting power. In addition, other related parties control approximately 26% of voting power. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. These stockholders may use their influence to approve or take actions that may be adverse to the interests of holders of our Common Stock. Further, we contemplate the possible issuance of shares of our Common Stock or of securities exercisable or convertible into shares of our Common Stock in the future to our Chief Executive Officer and Chief Financial Officer. Any such issuance will increase the percentage of stock our Chief Executive Officer, Chief Financial Officer and our management group beneficially holds.

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

INTRUSION INC.

Date: November 13, 2019	/s/ Michael L. Paxton
Michael L. Paxton
Director, Chairman of the Board, Interim President & Interim Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2019	/s/ Michael L. Paxton
Michael L. Paxton
Chief Financial Officer, Treasurer & Secretary
(Principal Financial & Accounting Officer)

19