Form 10-K
period 2019-12-31
INTRUSION INC
filed 2020-03-27
CIK 736012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 28, 2019: $46,588,000.

As of February 28, 2020, 13,753,030 shares of the issuer’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement filed in connection with the Registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

INTRUSION INC.

PART I

Item 1.     Description of Business.

In addition to the historical information contained herein, the discussion in this Annual Report on Form 10-K contains certain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties, such as statements concerning:

●	our ability to maintain sufficient cash to operate our business and to meet future liquidity requirements;
●	the uncertain ramifications related to the coronavirus outbreak;
●	our ability to successfully transitions responsibilities from our president, chairman, and co-founder G. Ward Paxton to Michael Paxton;
●	our ability to secure new financing to replace our prior borrowing ability under the note with our former CEO;
●	Anticipated fluctuations in quarterly revenues;
●	a concentration in governmental customers with unique risks attached;
●	competition from companies with greater financial resources;
●	our response to rapid technological shifts in the network security industry and consistently changing laws and regulations concerning consumer privacy and personally identifiable information; and
●	risks related to our common stock as well as the effect of the superior rights and privileges of our various classes of preferred stock over the rights of the holders of our common stock.

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

Our product families include:

●	TraceCop™ for entity identification, cybercrime detection and disclosure, and;
●	Savant™ for high speed data mining and analytics, and advanced persistent threat detection.

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

Government Sales

Sales to U.S. government customers accounted for 87.4% of our revenues for the year ended December 31, 2019, compared to 83.9% of our revenue in 2018. We expect to continue to derive a substantial portion of our revenues from sales to governmental entities in the future as we continue to market our entity identification products and data mining products to the government. Sales to the government present risks in addition to those involved in sales to commercial customers that could adversely affect our revenues, including potential disruption due to irregularities in or interruptions to appropriation and spending patterns, delays in approving a federal budget and the government’s reservation of the right to cancel contracts and purchase orders for its convenience.

Generally, we make our sales under purchase orders and contracts. Our customers, including government customers, may cancel their orders or contracts with little or no prior notice and without penalty. Although we transact business with various government entities, we believe that the cancellation of any particular order in itself could have a material adverse effect on our financial results. Because we derive and expect to continue to derive a substantial portion of our revenue from sales to government entities, a large number of cancelled or renegotiated government orders or contracts could have a material adverse effect on our financial results. Currently, we are not aware of any proposed cancellation or renegotiation of any of our existing arrangements with government entities. See risk factor, “Government customers involve unique risks, which could adversely impact our revenues,” on page 10.

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

Our customers use our products as an integral part of protecting their critical infrastructure and data information assets. By quickly detecting, protecting, analyzing and reporting attacks, along with the potential misuse of classified information, we have become a key component to the daily challenges of cyber security for both state and federal governments and large private commercial enterprises.

Products

TraceCop

Our TraceCop product family includes a database of worldwide IP addresses, registrant information and their associations, along with a plurality of related IP information, some dating back nearly two decades. When combined with Intrusion’s multitude of cyber security ‘global threat feeds’, along with our TraceCop family of proprietary supporting tools, this vast and ever expanding capability is used in conjunction with our customer’s data to help identify areas of vulnerability and potential cyber security threats. In addition to its extensive capability, the TraceCop family includes analytical software with a GUI interface to assist the analysts in locating cybercriminals and other potential ‘bad actors’ or network anomalies. We offer our customers a daily, weekly or monthly enrichment service to assist them in the culling of ‘good’ data traffic from potential threats.

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

Product Development

The network security industry is characterized by rapidly changing technology standards and customer demands all shaped by the current state of the economy. We believe that our future success depends in large part upon the timely enhancement of existing products as well as the development of new technologically advanced products that meet cybersecurity industry needs and perform successfully and efficiently. We are currently marketing TraceCop and Savant products to meet emerging market requirements and are continuously engaged in testing to ensure that our products interoperate with other manufacturers’ products and which comply with industry standards applicable to those products.

During 2019 and 2018, our research and development expenditures were approximately $1.3 and $1.2 million, respectively. All of our expenditures for research and development have been expensed as incurred. At December 31, 2019, we had 25 employees engaged in research, product development and engineering. At certain times during the year, research and development labor expense has been shifted to direct labor to support ongoing projects.

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

Foreign Sales. Export sales did not account for any revenue in 2019 and 2018. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report for a geographic breakdown of our revenue in 2019 and 2018.

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

In 2019, 87.4% of our revenue was derived from a variety of U.S. government entities through direct sales and indirectly through system integrators and resellers. These sales are attributable to ten U.S. Government customers through direct and indirect channels; three exceeded 10% of total revenue individually in 2019. Comparatively, sales to the U.S. Government through direct and indirect channels totaled 83.9% of total revenues for 2018. Those sales were attributable to ten U.S. Government customers through direct and indirect channels; four exceeded 10% of total revenue individually in 2018. A reduction in our sales to U.S. government entities could have a material adverse effect on our business and operating results if not replaced.

Backlog. We believe that only a small portion of our order backlog is non-cancelable and that the dollar amount associated with the non-cancelable portion is immaterial. We purchase, or contract for the purchase of, our inventory based upon our forecast of customer demand, and we maintain inventories in advance of receiving firm orders from customers. Commercial orders are generally fulfilled within two days to two weeks following receipt of an order. Certain orders may be scheduled over several months, generally not exceeding one year.

Customer Support, Service and Warranty. We service, repair and provide technical support for our products. Our field sales and technical support force works closely with resellers and end-user customers on-site and by telephone to assist with pre- and post-sales support services such as network security design, system installation and technical consulting. By working closely with our customers, our employees increase their understanding of end-user requirements and are then able to provide specific input in our product development process.

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

There are numerous companies competing in various segments of the data security markets. At this time, we have limited competitors for TraceCop; however, we expect competitors to emerge in the future. These competitors currently perform only a portion of the functions that we are able to perform with TraceCop. Also, we have been continuously collecting the TraceCop data for more than ten years. We believe that none of our current or future competitors have the ability to provide this historical data. In our newest market segment, data mining and advanced persistent threat detection, we compete with several companies including Niksun, NetScout, Fireeye and Palo Alto Networks.

However, some of our competitors have substantially greater financial, technical, sales and marketing resources, better name recognition and a larger customer base than we do. Even if we do introduce advanced products that meet evolving customer requirements in a timely manner, there can be no assurance that our new products will gain market acceptance.

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

Employees

As of December 31, 2019, we employed a total of 32 full time persons, including 4 in sales, marketing and technical support, 25 in research, product development, analysis and engineering, and 3 in administration and finance.

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

Mr. G. Ward Paxton co-founded the Company in 1983, and he served as President, Chief Executive Officer, Director, and Chairman of the Board for most of his 36 year tenure. He demonstrated dedication and leadership, and provided a unique insight and understanding of the Company’s operations and business strategy for decades. The loss of that leadership and experience may cause the expenditure of Company’s and its management’s time and attention as it works through this transition with the Company’s management, staff, vendors, suppliers and customers, any or all of whom may be apprehensive regarding the loss of Ward’s leadership. We can provide no assurance of the smoothness, the diversion of the Company’s resources, or the successfulness of this transition.

The appointment of our current CFO, Mr. Michael L. Paxton, to the positions of Director and Chairman of the Board, as well as his service as Interim President and Interim CEO, may take significant time, attention, and focus from our day to day operations and the Company’s goals and objectives, perhaps in a material way.

Mr. Michael Paxton has been an integral part of our management team for many years, and our Board has expressed confidence that he will provide a smooth transition going forward. Until such time that we are able to fill the CEO position,Mr. Paxton will be tasked with continuing his current obligations of our Chief Financial Officer as well as taking on these additional roles and responsibilities. While we believe that Mike’s long tenure with and understanding of the Company’s operations will be an asset to his ability to quickly adapt to these additional duties, we can provide no assurances of such.

As of October 24, 2019, we have lost the ability to borrow, up to $2.7 million under an unsecured revolving promissory note (the “CEO Note”) from our former CEO, the loss of which may have a material adverse effect on our business, our results of operation, or even our ability to continue as a going concern. We will continue to seek financing alternatives.

With the passing of our former CEO, Mr. G. Ward Paxton, the CEO Note terminated, with the result that future borrowings thereunder will no longer be available to the Company. Our ability to draw funds under the CEO Note has been a major strength behind the Company’s liquidity for a number of years, the loss of which is unable to be measured at this time. However, the lack of this financial backstop could, in the future, have a material adverse effect on our business, our results of our operations, our ability to continue as a going concern, or to continue operations at all. Our management will be assessing whether to replace this borrowing capacity and assessing what terms may be available to the Company, including whether any such terms are acceptable to the Company, if at all; however, we can make no such assurances as to the replacement of this borrowing facility.

We may not have sufficient cash to operate our business and may not be able to maintain future liquidity requirements. Additional debt and equity offerings to fund future operations may not be available and, if available, may significantly dilute the value of our currently outstanding common stock.

As of December 31, 2019, we had cash and cash equivalents of approximately $3,334,000, up from approximately $1,652,000 as of December 31, 2018. We generated a net income of $4,465,000 for the year ended December 31, 2019, compared to a net income of $2,287,000 for the year ended December 31, 2018. We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources. Based on the current forecast for the year 2020, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures through March 31, 2021. As of October 24, 2019, our funding available from the CEO Note terminated. Our management will be assessing whether to replace this borrowing capacity and assessing what terms may be available to the Company, including whether any such terms available are acceptable to the Company, if at all (the “Potential Replacement Facility”). Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. We expect to fund our operations through anticipated Company profits, possible additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly, and a possible Potential Replacement Facility. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

We had a net income of $4.5 million for the year ended December 31, 2019 and have an accumulated deficit of $54.8 million as of December 31, 2019. To continue profitability, we must continue to generate consistent or increased revenue.

For the year ended December 31, 2019, we had a net income of $4.5 million and an accumulated deficit of approximately $54.8 million as of December 31, 2019, compared to a net income of $2.3 million and an accumulated deficit of approximately $59.2 million as of December 31, 2018. We need to continue to generate consistent or greater revenue from the sales of our products and services if we are to continue profitability. If we are unable to generate consistent or greater revenue growth, net losses may occur, and we may not be able to generate positive cash flow from operations in the future.

We anticipate a decrease in net revenue for the first quarter of fiscal year 2020, which could adversely affect our results of operation, our liquidity position, and result in a decline in the price of our common stock.

As of the date of this annual report, the Company anticipates lower net revenue for the quarterly period ending on March 31, 2020. While it is premature to determine whether this is a trend or merely a reflection of our customers’ varying ordering patterns, a decrease in net revenue could result in lower operating results for the quarter or for the fiscal year 2020, have a negative effect on our cash flow and our overall liquidity position, and potentially affect the perception of the Company’s value in the marketplace and result in a decline in the price of our common stock.

Further, our expense levels are based, in part, upon our expectations as to future revenues and are largely fixed in the short term. Therefore, we may not be able to timely adjust our expenditures in order to compensate for an unanticipated shortfall in revenue in any given quarter. Any significant shortfall in revenues that were unanticipated by have an immediate and significant effect on our operating results for that quarter and may lead to a reduced market price for our stock.

Uncertainties surrounding the effects of the coronavirus, particularly potential diversion of time and resources of the federal, state, and local governmental entities which make up a significant concentration of our customer base, could cause a material adverse effect on our results of operations and financial results.

            We have a concentration of customers that are federal, state, and local governmental entities.  Such entities will be required to allocate resources and adjust budgets to accommodate potential contingencies related to the effects of the coronavirus and measures required to be put in place to prevent and contain contamination of the virus.  These uncertainties may result in these customers delaying budget expenditures or re-allocating resources that would result in a decrease in orders from these customers.  Any such decrease in orders from these customers could cause a material adverse effect on our operations and financial results.

A material disruption in our workplace as a result of the coronavirus could affect our ability to carry on our business operations in the ordinary course and may require additional cost and effort should our employees not be able to be physically on-premises.

Should we experience periods where it is not prudent for some or all of our employees to be physically present on-site, we may not have the benefit of the time and skills of such employees or we may be required to adjust our current business operations and processes to permit some or all of our employees at any one of our locations to work remotely in order to avoid the potential spread of the virus.  We can offer no assurances that these adjustments would not cause material disruptions to our daily operations, require us to expend our time, energy and resources to make necessary adjustments, and may result in a material adverse effect on our sales, research and development and other critical areas of our business model.

Our common stock may experience volatility in trading or loss in value as a result of the effects of the coronavirus on the US and global economies.

            Uncertainties surrounding the effects of the coronavirus on the US and global economies has resulted in an increase in volatility and violent drops in the value of publicly traded securities, including the trading in our common stock.  We can offer no assurances that these effects are temporary or that any losses that are incurred as a result of these uncertainties will be regained if and when this crisis has passed.  As a result, the value of our stock remains subject to such volatility and potential loss of market value.

We must expend time and resources addressing potential cyber-security risk, and any breach of our information security safeguards could have a material adverse affect on the Company.

            The threat of cyber attacks requires additional time and money to be expended in efforts to prevent any breaches of our information security protocols.  However, we can provide no assurances that we can prevent any and all such attempts from being successful, which could result in expenses to address and remediate such breaches as well as potentially losing the confidence of our customers who depend upon our services to prevent and mitigate such attacks on their respective business.  Should a material breach of our information security systems occur, it would likely have a material adverse impact on our business operations, our customer relations, our current and future sales prospects, resulting in a significant loss of revenue.

Fluctuations in our quarterly revenues may cause the price of our common stock to decline.

Our operating results have varied significantly from quarter to quarter in the past, and we expect our operating results to vary from quarter to quarter in the future due to a variety of factors, many of which are outside of our control. Significant portions of our expenses are not variable in the short term and we cannot reduce them quickly to respond to unexpected decreases in revenues. Therefore, if revenues are below our expectations, this shortfall is likely to adversely and disproportionately affect our operating results. Accordingly, we may not attain positive operating margins in future quarters. Any of these factors could cause our operating results to be below the expectations of securities analysts and investors, which likely would negatively affect the price of our common stock

If our products do not achieve market acceptance, our revenue growth may suffer.

Our security products, advanced persistent threat detection and entity identification products have been in the marketplace for a shorter period of time and may have longer sales cycles than our previous products. Accordingly, we may not achieve the meaningful revenue growth needed to sustain operations. We can provide no assurances that sales of our newer products will grow or generate sufficient revenues to sustain our business. If we are unable to recognize revenues due to longer sales cycles or other problems, our results of operations will be adversely affected, perhaps materially.

We have not yet received broad market acceptance for our products. We cannot assure you that our present or future products will achieve market acceptance on a sustained basis. In order to achieve market acceptance and achieve future revenue growth, we must introduce complementary security products, incorporate new technologies into our existing product lines and design, develop, and successfully commercialize higher performance products in a timely manner. There is no assurance that we will be able to offer new or complementary products that gain market acceptance quickly enough to avoid decreased revenues during current or future product introductions or transitions.

A large percentage of our revenues are received from U.S. government entities, and the loss of any one of these customers could reduce our revenues and materially harm our business and prospects.

A large percentage of our revenues result from sales to U.S. government entities. If we were to lose one or more of these key relationships, our revenues could decline and our business and prospects may be materially harmed. We expect that even if we are successful in developing relationships with non-governmental customers, our revenues will continue to be concentrated among government entities. For the years ended December 31, 2017, 2018 and 2019, sales to U.S. government entities collectively accounted for 81.6%, 83.9% and 87.4% of our total net revenues, respectively. The loss of any of these key relationships may send a negative message to other U.S. government entities or non-governmental customers concerning our product offering. There is no assurance that U.S. government entities will be customers of ours in future periods or that we will be able to diversify our customer portfolio to adequately mitigate the risk of loss of any of these customers.

Government customers involve unique risks, which could adversely impact our revenues.

We expect to continue to derive a substantial portion of our revenues from U.S. government customers in the future. Sales to the government present risks in addition to those involved in sales to commercial customers, including potential disruption due to appropriation and spending patterns, delays in approving a federal budget and the government’s right to cancel contracts and purchase orders for its convenience. General political and economic conditions, which we cannot accurately predict, directly and indirectly may affect the quantity and allocation of expenditures by federal departments. In addition, obtaining government contracts may involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development and price negotiations and milestone requirements. Each government entity also maintains its own rules and regulations with which we must comply, which can vary significantly among departments. As a result, cutbacks or re-allocations in the federal budget or losses of government sales due to other factors could have a material adverse effect on our revenues and operating results.

We are highly dependent on sales made through indirect channels, the loss of which would materially adversely affect our operations.

For the years ended December 31, 2017, 2018 and 2019, we derived 64.5%, 70.3% and 70.3% of our revenues from sales through indirect sales channels, such as distributors, value-added resellers, system integrators, original equipment manufacturers and managed service providers. We must expand our sales through these indirect channels in order to increase our revenues. We cannot assure you that our products will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues. Further, many of our competitors are also trying to sell their products through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our products.

The payment of dividends on our preferred stock may strain our cash resources.

On March 25, 2004, we completed a $5,000,000 private placement pursuant to which we issued 1,000,000 shares of our 5% Convertible Preferred Stock (the “Series 1 Preferred Stock”) and warrants to acquire 556,619 shares of our common stock. The conversion price for the Series 1 Preferred Stock is $3.144 per share. As of February 28, 2020, there were 200,000 shares of the Series 1 Preferred Stock outstanding, representing approximately 318,065 shares of common stock upon conversion.

On March 28, 2005, we completed a $2,663,000 private placement pursuant to which we issued 1,065,200 shares of our Series 2 5% Convertible Preferred Stock (the “Series 2 Preferred Stock”) and warrants to acquire 532,600 shares of our common stock. The conversion price for the Series 2 Preferred Stock is $2.50 per share. As of February 28, 2020, there were 420,000 shares of the Series 2 Preferred Stock outstanding, representing 420,000 shares of common stock upon conversion.

On December 2, 2005, we completed a $1,230,843 private placement pursuant to which we issued 564,607 shares of our Series 3 5% preferred stock (the “Series 3 Preferred Stock”) and warrants to acquire 282,306 shares of our common stock. The conversion price for the Series 3 Preferred Stock is $2.18 per share. As of February 28, 2020, there were 266,184 shares of Series 3 Preferred Stock outstanding, representing 266,184 shares of common stock upon conversion.

During the year ended December 31, 2019, we accrued $50,000 in dividends to the holders of our 5% Preferred Stock, $57,000 in dividends to the holders of our Series 2 5% Preferred Stock and $32,000 in dividends to the holders of our Series 3 5% Preferred Stock. Further, these dividends will continue owing to these preferred stockholders in the future. The ability to make payment of these accrued dividends are conditioned upon the financial condition of the Company and if, and when, we are able to effect such payments may strain our cash resources at the time, perhaps materially.

If we are unable to pay scheduled dividends on shares of our preferred stock it could potentially result in additional consequences, some of them material.

As of December 31, 2019 and 2018, we had $20,000 and $594,000, respectively, in accrued and unpaid dividends included in other current liabilities. Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year. In the past we have become delinquent in our dividend payments that became past due because we did not have a capital surplus or fiscal year net profits. However, in light of our net profits for the fiscal years ended December 31, 2018 and 2019, we were able to pay past due and current dividends as of the date of this Annual Report. However, dividends continue to accrue on all our outstanding shares of preferred stock, regardless of whether we are legally able to pay them, and we cannot assure you that our net assets will exceed our stated capital or that we will have sufficient net profits in order to pay these dividends as they continue to accrue in the future. If we are unable to pay dividends on our preferred stock, we are required to accrue an additional late fee penalty of 18% per annum on the unpaid dividends for the Series 2 Preferred Stock and Series 3 Preferred Stock. In addition to this late penalty, the holders of our Series 2 Preferred Stock and Series 3 Preferred Stock could elect to present us with written notice of any failure to pay dividends as scheduled, in which case we would have 45 days to cure such a breach. In the event that we failed to cure the breach, the holders of these shares of preferred stock would then have the right to require us to redeem their shares of preferred stock for a cash amount calculated in accordance with their respective certificates of designation.

You will experience substantial dilution upon the conversion or redemption of the shares of preferred stock or in the event we raise additional funds through the issuance of new shares of our common stock or securities convertible or exercisable into shares of common stock.

On February 28, 2020, we had 13,753,030 shares of common stock outstanding. Upon conversion of all outstanding shares of preferred stock, we would have 14,757,279 shares of common stock outstanding, approximately an 7.3% increase in the number of shares of our common stock outstanding.

In addition, management may issue additional shares of common stock or securities exercisable or convertible into shares of common stock in order to finance our continuing operations. Any future issuances of such securities would have additional dilutive effects on the existing holders of our Common Stock.

Further, the occurrence of certain events could entitle holders of our Series 2 Preferred Stock and Series 3 Preferred Stock to require us to redeem their shares for a certain number of shares of our common stock. Assuming (i) we have paid all liquidated damages and other amounts to the holders, (ii) paid all outstanding dividends, (iii) a volume weighted average price of $5.13, which was the ten-day volume weighted average closing price of our common stock on February 28, 2020, and (iv) our 13,753,030 shares of common stock outstanding on February 28, 2020, upon exercise of their redemption right by the holders of the Series 3 Preferred Stock and the Series 2 Preferred Stock, we would be obligated to issue approximately 556,000 shares of our common stock. This would represent an increase of approximately 4.0% in the number of shares of our common stock as of February 28, 2020.

The conversion of preferred stock we issued in the private placements may cause the price of our common stock to decline.

The holders of the shares of our 5% Preferred Stock may freely convert their shares of preferred stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission. As of February 28, 2020, 800,000 shares of our 5% Preferred Stock had converted into 1,272,263 shares of common stock.

The holders of the shares of Series 2 5% Preferred Stock may freely convert their shares of preferred stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission. As of February 28, 2020, 645,200 shares of Series 2 Preferred Stock had converted into 645,200 shares of common stock.

The holders of the shares of Series 3 5% Preferred Stock may freely convert their shares of Series 3 Preferred Stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission. As of February 28, 2020, 298,423 shares of Series 3 Preferred Stock had converted into 298,423 shares of common stock.

For the four weeks ended on February 28, 2020, the average daily trading volume of our common stock on the OTCQB was 23,020 shares. Consequently, if holders of preferred stock elect to convert their remaining shares and sell a material amount of their underlying shares of common stock on the open market, the increase in selling activity could cause a decline in the market price of our common stock. Furthermore, these sales, or the potential for these sales, could encourage short sales, causing additional downward pressure on the market price of our common stock.

Certain rights of the holders of our preferred stock may hinder our ability to raise additional financing.

Under the terms of our preferred stock instruments, we cannot issue shares of capital stock with rights senior to those of our existing 5% Preferred Stock, Series 2 5% Preferred Stock or Series 3 5% Preferred Stock without the approval of at least a majority of the holders of our 5% Preferred Stock, all of the holders of our Series 2 5% Preferred Stock, and holders of at least 75% of our Series 3 5% Preferred Stock voting or acting as separate classes. We also cannot incur certain indebtedness without the approval of at least a majority of the holders of each class of our Preferred Stock. These restrictions could prevent us from obtaining additional financing that would require the issuance of equity with superior rights, even is such financing would benefit the Company, strengthen its financial position, and improve our results of operation.

You will experience substantial dilution upon the exercise of certain stock options currently outstanding.

On February 28, 2020, we had 13,753,030 shares of common stock outstanding. Upon the exercising of current options issued at or below the exercise price of $2.00, we will have approximately 14,647,000 shares of common stock outstanding, a 6.5% increase in the number of shares of our common stock outstanding.

We resemble a developmental stage company and our business strategy may not be successful.

We depend exclusively on revenues generated from the sale of our network security/advanced persistent threat detection products (Savant), which have received limited market acceptance, and our entity identification, data mining and analytic product (TraceCop). We can provide no assurances that our products will ever achieve widespread market acceptance or that an adequate market for these products will ever emerge. Consequently, we resemble a developmental stage company and will face the following inherent risks and uncertainties:

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

The market for our products is intensely competitive. There are numerous companies competing with us in various segments of the data security markets, and their products may have advantages over our products in areas such as conformity to existing and emerging industry standards, interoperability with networking and other security products, management and security capabilities, performance, price, ease of use, scalability, reliability, flexibility, product features, and technical support.

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

We cannot assure you that we will be able to compete successfully with our existing or new competitors. Some of our competitors may have, in relation to us, one or more of the following:

●	longer operating histories;

●	longer-standing relationships with OEM and end-user customers; and

●	greater customer service, public relations and other resources.

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

As of February 28, 2020, our executive officers, directors and preferred stockholders beneficially own approximately 24% of our voting power. In addition, other related parties control approximately 35% of our voting power. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. These stockholders may use their influence to approve or take actions that may be adverse to the interests of other holders of our Common Stock.

Our products are highly technical and if they contain undetected errors, our business could be adversely affected and we might have to defend lawsuits or pay damages in connection with any alleged or actual failure of our products and services.

Our products are highly technical and complex, are critical to the operation of many networks and, in the case of our security products, provide and monitor network security and may protect valuable information. Our products have contained and may contain one or more undetected errors, defects or security vulnerabilities. Some errors in our products may only be discovered after a product has been installed and used by end customers. Any errors or security vulnerabilities discovered in our products after commercial release could result in loss of revenues or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could adversely affect our business and results of operations. In addition, we could face claims for product liability, tort, or breach of warranty. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention. In addition, if our business liability insurance coverage is inadequate or future coverage is unavailable on acceptable terms or at all, our financial condition could be harmed.

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

Our products are designed to interface with our customers’ existing networks, each of which have different specifications and utilize multiple protocol standards and products from other vendors. Many of our customers’ networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Our products will be required to interoperate with many or all of the products within these networks as well as future products in order to meet our customers’ requirements. If we find errors in the existing software or defects in the hardware used in our customers’ networks, we may have to modify our software or hardware to fix or overcome these errors so that our products will interoperate and scale with the existing software and hardware, which could be costly and negatively impact our operating results. In addition, if our products do not interoperate with those of our customers’ networks, demand for our products could be adversely affected, orders for our products could be cancelled, or our products could be returned. This could hurt our operating results, damage our reputation and seriously harm our business and prospects.

Our products can have long sales and implementation cycles, which may result in us incurring substantial expenses before realizing any associated revenues.

The sale and implementation of our products to large companies and government entities typically involves a lengthy education process and a significant technical evaluation and commitment of capital and other resources. This process is also subject to the risk of delays associated with customers’ internal budgeting and other procedures for approving capital expenditures, deploying new technologies within their networks, and testing and accepting new technologies that affect key operations. As a result, sales and implementation cycles for our products can be lengthy, and we may expend significant time and resources before we receive any revenues from a customer or potential customer. Our quarterly and annual operating results could be materially harmed if orders forecast for a specific customer and for a particular period are not realized.

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

We rely primarily on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures, and non-disclosure agreements to protect our proprietary technology. However, unauthorized parties may attempt to copy or reverse-engineer aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our intellectual property. This is particularly true in foreign countries whose laws may not protect proprietary rights to the same extent as the laws of the United States and may not provide us with an effective remedy against unauthorized use. If our protection of our intellectual property proves to be inadequate or unenforceable, others may be able to use our proprietary developments without compensation to us, resulting in potential cost advantages to our competitors.

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

Our common stock is thinly traded, which may negatively affect your ability to sell our shares on the OTCQB Marketplace (the “OTCQB”) as well as adversely affect the price at which you may be able to sell those shares.

For the four weeks ended on February 28, 2020, the average daily trading volume of our common stock on the OTCQB was 23,020 shares. Such thin trading may make it more difficult for you to liquidate your holdings in our common stock or negatively affect the price per share that you are able to realize from such sales.

The price of our common stock has been volatile in the past and may continue to be volatile in the future due to factors outside of our control.

The market price of our common stock has been highly volatile in the past and may continue to be volatile in the future. During fiscal year 2019, the market price of our common stock on the OTCQB fluctuated between $2.90 and $5.55 per share and between $0.81 and $3.91 in 2018. The market price of our common stock may fluctuate significantly in the future in response to a number of factors, many of which are outside our control, including:

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

Approximately thirty percent of our security software research and development and engineering staff are located in two separate small facilities in San Diego, California. The leases for these facilities are currently set to expire in March 2020 and March 2021. The two San Diego facilities are in the process of closing due to all California employees currently working from home offices.

We believe that the existing facilities at December 31, 2019, will be adequate to meet our operational requirements through 2020. We believe that all such facilities are adequately covered by appropriate property insurance. See Note 4 to our Consolidated Financial Statements for additional information regarding our obligations under leases.

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

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters and Business Issuer Purchases of Equity Securities.

Our common stock trades on the OTCQB, where it is currently listed under the symbol “INTZ.” As of February 28, 2020, there were approximately 120 registered holders of record of our common stock. Quotations on the OTCQB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Shares of our 5% convertible preferred stock accrue cash dividends equal to $0.25 per share per annum, payable in arrears on March 31 and September 30 of each year, and shares of our Series 2 5% and Series 3 5% convertible preferred stock accrue cash dividends equal to $0.125 and $0.109 per share per annum, respectively, payable in arrears on the first business day of March, June, September and December of each year. During the fiscal year ended December 31, 2019, we accrued $50,000 in dividends to the holders of our 5% Preferred Stock, $57,000 in dividends to the holders of our Series 2 5% Preferred Stock and $32,000 in dividends to the holders of our Series 3 5% Preferred Stock. Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year.

All stock option plans under which our common stock is reserved for issuance have previously been approved by our stockholders. The following table provides summary information as of December 31, 2019 for all of our equity compensation plans (in thousands, except per share data). See Note 9 to our consolidated financial statements for additional discussion.

	Number of shares of common stock to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options	No. of shares of common stock remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	975.1	(1)	$0.96	449.0
Equity compensation plans not approved by security holders	—		—	—
Total	975.1		$0.96	449.0

(1)	Included in the outstanding options are 824,100 from the 2005 Stock Incentive Plan and 151,000 from the 2015 Stock Option Plan.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

This Annual Report on Form 10-K, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Description of Business,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements. Factors that may cause actual results to differ materially from current expectations, which we describe in more detail elsewhere in this Annual Report on Form 10-K under the heading “Risk Factors,” include, but are not limited to:

●	our ability to maintain sufficient cash to operate our business and to meet future liquidity requirements;
●	our ability to successfully transition responsibilities from our president, chairman, and co-founder G. Ward Paxton to Michael Paxton;
●

our ability to secure new financing to replace our prior borrowing ability under the note with our former CEO and our facility with Silicon Valley Bank, neither of which is available to us moving forward;

●	anticipated fluctuations in quarterly revenues;
●	a concentration in governmental customers with unique risks attached;
●	competition from companies with greater financial resources;
●	our response to rapid technological shifts in the network security industry and consistently changing laws and regulations concerning consumer privacy and personally identifiable information; and
●	risks related to our common stock as well as the effect of the superior rights and privileges of our various classes of preferred stock over the rights of the holders of our common stock.

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

Overview

We develop, market and support a family of entity identification products, data mining and advanced persistent threat detection products. Our product families include:

●

The TraceCop™ product line, including many of our proprietary supporting tools, allows our customers and in-house cyber analysts to accurately discover and help identify ‘bad actors’ associated with cybercrime. The TraceCop product family is built upon an extensive database based on over 20 years of Internet data, Internet understanding and cyber security analytical experience. Along with a multitude of cyber security ‘global threat feeds’, this vast and ever expanding database is used in conjunction with our customer’s data to help identify areas of vulnerability and potential cyber security threats. We offer our customers a daily, weekly or monthly enrichment service to assist them in the culling of ‘good’ data traffic from potential threats.

●

The Savant™ product is a ‘purpose-built’, very high-speed network data mining and analytics software package that is easily installed on COTS (commercial off the shelf) platforms. Its patented design exceeds performance expectations and ensures ‘deep dives’ into data-in-motion in order to quickly and accurately detect advanced persistent threats.

Our customers’ use our products and services as an integral part of protecting their critical infrastructure and data information assets. By quickly detecting, protecting, analyzing and reporting attacks, along with the potential misuse of classified information, we have become a key component to the daily challenges of cybercrime for both state and federal governments and large private commercial enterprises.

Our revenues have been fairly consistent over the past few years due primarily to our focus on our TraceCop and Savant product lines. To date, we have not encountered significant competition in the TraceCop and Savant markets that has caused us to decrease our sales prices when compared to sales prices in previous years. To help keep our operation expenses under control, we held our employee headcount at a reasonable level in 2019 compared to 2018. At December 31, 2018, we employed 31 full time persons and at December 31, 2019, we employed 32 full time persons. Our margins for direct labor only were comparable at 63.0% in 2018, and 61.0% in 2019.

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

Service revenue, primarily including maintenance, training and installation, are recognized upon delivery of the service and typically are unrelated to product sales. To date, maintenance, training and installation revenue has not been material. Our normal payment terms offered to customers, distributors and resellers are net 30 days domestically and net 45 days internationally. We do not offer payment terms that extend beyond one year and rarely do we extend payment terms beyond our normal terms. If certain customers do not meet our credit standards, we do require payment in advance to limit our credit exposure.

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

Results of Operations

The following tables set forth, for the periods indicated, certain financial data as a percentage of net revenue.

	Year Ended December 31,
	2019	2018

Net product revenue	100.0%	100.0%

Total cost of revenue	39.2	37.4

Gross profit	60.8	62.6
Operating expenses:
Sales and marketing	9.5	15.6
Research and development	9.6	12.1
General and administrative	8.7	10.8
Operating income	33.0	24.1
Interest expense	(0.3)	(1.8)
Interest income	—	—
Income from operations before income taxes	32.7	22.3
Income tax provision	—	—
Net income	32.7	22.3
Preferred stock dividends accrued	(1.0)	(1.4)
Net income attributable to common stockholders	31.7%	20.9%

2019 compared with 2018

Net Revenue

Total revenue increased 32.8% to $13.6 million in 2019 from $10.3 million in 2018. The increase in revenue was related to growth in our TraceCop product line. We expect our product revenues to increase in the future if we are able to increase sales to existing customers and add new customers.

There were no export sales in 2019 and 2018 primarily due to our focus on domestic revenue sales. Sales of our products internationally may be subject to currency exchange risk, which may cause our products to effectively increase in price, if the exchange rate moves significantly and the dollar gains value over the foreign currency.

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

Gross Profit

Gross profit increased 29.1% to $8.3 million in 2019 from $6.4 million in 2018. As a percentage of net revenue, gross profit decreased from 62.6% in 2018 to 60.8% in 2019. Gross profit as a percentage of revenue, decreased in 2019 compared to 2018 because of higher labor costs related to certain projects.

Gross profit as a percentage of net revenue is impacted by several factors, including shifts in product mix, changes in channels of distribution, sales volume, fluctuations in manufacturing costs, labor costs, pricing strategies, and fluctuations in sales of integrated third-party products.

Sales and Marketing

Sales and marketing expenses decreased to $1.3 million or 9.5% of net revenue in 2019, compared to $1.6 million or 15.6% of net revenue in 2018. The decrease in sales and marketing expense was mainly due to collecting a payment of $200 thousand from a customer related sales and marketing expense that occurred during the year 2018. Sales and marketing expenses may vary in the future. We expect sales and marketing expenses to increase if we are able to increase net revenue levels in 2020. Sales and marketing expense levels may fluctuate due to labor expense shifting to direct labor.

Research and Development

Research and development expenses increased to $1.3 million or 9.6% of net revenue in 2019 compared to $1.2 million or 12.1% of net revenue in 2018. The increase in research and development expense was due to less labor expense shifted to direct labor costs. Our research and development costs are expensed in the period in which they are incurred. We expect research and development expenses to increase if we are able to increase net revenue levels in 2020. Research and development expense levels may fluctuate due to labor expense shifting to direct labor.

General and Administrative

General and administrative expenses remained fairly constant at $1.2 million, or 8.7% of net revenue in 2019 compared to $1.1 million or 10.8% of net revenue in 2018 as a result of continuing efforts to keep spending under control. We expect general and administration expenses to remain fairly constant but increase if we are able to increase net revenue levels in 2020.

Interest Expense

Interest expense decreased to $46 thousand in 2019, compared to $189 thousand in 2018. Interest expense decreased due to decreased amount of Loan Payable to Officer culminating in our repayment of the balance in May 2019. Interest expense will vary in the future based on our cash flow and borrowing needs.

Interest Income

Interest income earned on bank deposits was $4 thousand in 2019 compared to none in 2018.

Income Taxes

Our effective income tax rate was 0% in 2019 and 2018 as valuation allowances have been recorded for the entire amount of the net deferred tax assets due to uncertainty of realization. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“the Tax Act”) which significantly changed U.S. tax law.  The Tax Act lowered the Company’s statutory federal income tax rate from a maximum of 39% to a rate of 21% effective January 1, 2018.

Liquidity and Capital Resources

Our principal source of liquidity at December 31, 2019 was $3.3 million of cash and cash equivalents. As of December 31, 2019, we did not hold investments with a stated maturity beyond one year. Working capital at December 31, 2019 was $3.1 million, while at December 31, 2018, it was $0.5 million.

Net cash provided by operations for the twelve months ended December 31, 2019, was $4.3 million due primarily to a net income of $4.5 million and the following sources of cash and non-cash items: $232 thousand in noncash lease costs, a $401 thousand decrease in accounts receivable, $125 thousand in depreciation expense, $59 thousand in amortization expense of capital leases and other assets, $47 thousand in stock-based compensation , and $6 thousand in waived penalties on dividends. This was partially offset by a $496 thousand decrease in accounts payable and accrued expenses, a $488 thousand decrease in deferred revenue, and a $61 thousand increase in prepaid expenses and other assets. Net cash provided by operations for the twelve months ended December 31, 2018, was $2.6 million due primarily to a net income of $2.3 million and the following sources of cash and non-cash items: an $598 thousand increase in deferred revenue, a $421 thousand increase in accounts payable and accrued expenses, $68 thousand in depreciation expense, $65 thousand in amortization expense of capital leases and other assets, a $64 thousand write-off of the United Kingdom’s cumulative translation adjustment, $47 thousand in waived penalties on dividends, $20 thousand in stock-based compensation, and a $15 thousand decrease in inventories. This was partially offset by a $1.0 million increase in accounts receivable and a $2 thousand increase in prepaid expenses and other assets. Future fluctuations in accounts receivable, inventory balances and accounts payable will be dependent upon several factors, including quarterly sales, timely collection of accounts receivable, and the accuracy of our forecasts of product demand and component requirements.

Net cash used in investing activities in 2019 was $260 thousand for purchases of property and equipment. Net cash used in investing activities in 2018 was $202 thousand for purchases of property and equipment.

Net cash used in financing activities in 2019 was $2.3 million primarily due to payments on the loan by an officer of $1.8 million, $714 thousand payment of dividends on preferred stock, and $58 thousand payments on principal on capital leases. This was directly offset by a provision of cash of $239 thousand from the exercise of stock options. Net cash used in financing activities in 2018 was $0.9 million primarily due to payments on the loan by an officer of $1.2 million with a $66 thousand payment on principal on capital leases. This was directly offset by the following provisions of cash: proceeds from a loan by an officer of $150 thousand and $168 thousand from the exercise of stock options.

At December 31, 2019, we had a commitment of $66 thousand for future finance lease liabilites. Operating lease commitments of $1.8 million are detailed in the Contractual Obligations section below. At December 31, 2018, we had a commitment of $128 thousand for future finance lease liabilties, while operating lease commitments were $2.1 million. During 2019, we funded our operations through the use of available cash and cash equivalents.

As of December 31, 2019, we had cash and cash equivalents in the amount of approximately $3.3 million, increasing from $1.7 million as of December 31, 2018.

On February 8, 2018, the Company entered into an unsecured revolving promissory note to borrow up to $3,700,000 from G. Ward Paxton, the Company’s former Chief Executive Officer (the “CEO Note”). Under the terms of the CEO Note, the Company had the ability to borrow, repay and reborrow on the loan as needed up to an outstanding principal balance due of $3,700,000 at any given time through March 2020.

On February 7, 2019, the Company amended the unsecured revolving promissory note to borrow up to $2,700,000 from G. Ward Paxton, the Company’s former Chief Executive Officer. Amounts borrowed under the CEO Note accrued interest at a floating rate per annum equal to Silicon Valley Bank’s (“SVB”) prime rate plus 1%. Under the terms of the note, the Company had the ability to borrow, repay and reborrow on the loan as needed up to an outstanding principal balance due of $2,700,000 at any given time through March 2021. We reduced our borrowing under this note to zero as of May 2019.

As of October 24, 2019, G. Ward Paxton passed away, terminating the CEO Note with the result that future borrowings thereunder will no longer be available to the Company. Our management will be assessing whether to replace this borrowing base and assessing what terms may be available to the Company, including whether any such terms are acceptable to the Company, if at all.

As of December 31, 2019, we had cash and cash equivalents of approximately $3,334,000, up from approximately $1,652,000 as of December 31, 2018. We generated a net income of $4,465,000 for the year ended December 31, 2019 compared to a net income of $2,287,000 for the year ended December 31, 2018. We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources. Based on the current forecast for the year 2020, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures through March 31, 2021. As of October 24, 2019, our funding available from the CEO Note terminated. Our management will be assessing whether to replace this borrowing base and assessing what terms may be available to the Company, including whether any such terms available are acceptable to the Company, if at all (the “Potential Replacement Facility”). Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. We expect to fund our operations through anticipated Company profits, possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly, and a possible Potential Replacement Facility. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

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

Contractual Obligations

The following table sets forth certain information concerning the future contractual obligations under our leases at December 31, 2019. We had no other significant contractual obligations at December 31, 2019.

Future minimum lease obligations consisted of the following at December 31, 2019 (in thousands):

	Operating	Finance
Period ending December 31,	ROU Leases	ROU Leases	Total
2020	$362	$45	$407
2021	361	21	382
2022	369	—	369
2023	380	—	380
2024	352	—	352
	$1,824	$66	$1,890
Less Interest*	(225)	(2)
	$1,599	$64

*Interest is imputed for operating ROU leases and classified as lease expense and is included in operating expenses in the accompanying condensed consolidated statement of operations.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

See Note 2 Consolidated Financial Statements

Item 9A.     Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Interim Chief Executive Officer and Chief Financial Officer (Michael L. Paxton currently holds both positions), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management, under the supervision and with the participation of the Interim Chief Executive Officer and Chief Financial Officer (Michael L. Paxton currently holds both positions), conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s evaluation included an assessment of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company’s overall control environment. Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of the year ended December 31, 2019 to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. The Company reviewed the results of management’s assessment with the Audit Committee of the Board of Directors.

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

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the Interim Chief Executive Officer and Chief Financial Officer (Michael L. Paxton currently holds both positions), does not expect that the Company’s disclosure controls or internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2019, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Certain information required by Part III is omitted from this Form 10-K because we will file a definitive Proxy Statement for our 2020 annual meeting of stockholders pursuant to Regulation 14A (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included therein is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information called for by this item is incorporated herein by reference to the Proxy Statement.

Item 11.	Executive Compensation.

The information called for by this item is incorporated herein by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is incorporated herein by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item is incorporated herein by reference to the Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information called for by this item is incorporated herein by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)     1.   Consolidated Financial Statements.

The following consolidated financial statements of Intrusion Inc. and subsidiaries, are submitted as a separate section of this report (See F-pages):

Exhibit Number	Description of Exhibit
3.1(3)	Restated Certificate of Incorporation of the Registrant
3.2(5)	Certificate of Amendment to Certificate of Incorporation of Registrant
3.3(6)	Certificate of Designations for the Registrant’s 5% Convertible Preferred Stock
3.4(8)	Certificate of Designations of the Registrant’s Series 2 5% Convertible Preferred Stock
3.5(9)	Certificate of Designations for the Registrant’s Series 3 5% Convertible Preferred Stock
3.6(2)	Bylaws of the Registrant
4.1(7)	Specimen Common Stock Certificate
4.2(6)	Specimen 5% Convertible Preferred Stock Certificate
4.3(8)	Specimen Series 2 5% Convertible Preferred Stock Certificate
4.4(9)	Specimen Series 3 5% Convertible Preferred Stock Certificate
10.1(11)	Form of Indemnification Agreement

Exhibit Number	Description of Exhibit
10.2(7)	Lease Agreement between CalWest Industrial Holdings Texas, L.P. and Intrusion Inc.
10.3(13)	Fourth Amendment to Lease, executed on September 27, 2018, by and between Intrusion Inc. and JP-CORPORATE PLACE, LP.
10.4(2)	Amended and Restated 401(k) Savings Plan of the Registrant
10.5(4)	Intrusion Inc. 401(k) Savings Plan Summary of Material Modifications
10.6(10)	Amended 2005 Stock Incentive Plan of the Registrant
10.7(12)	2015 Stock Incentive Plan of the Registrant
10.8(13)	Form of Notice of Grant of Stock Option
10.9(13)	Form of Stock Option Agreement
10.10(13)	Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Initial Grant)
10.11(13)	Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Annual Grant)
10.12(13)	Form of Automatic Stock Option Agreement
21(11)	List of Subsidiaries of Registrant
23.1(14)	Consent of Whitley Penn LLP, Independent Registered Public Accounting Firm
31.1(14)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act
31.2(14)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act
32.1(14)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(14)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(14)	XBRL Instance Document.
101.SCH(14)	XBRL Taxonomy Extension Schema Document.
101.CAL(14)	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF(14)	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB(14)	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE(14)	XBRL Taxonomy Extension Presentation Linkbase Document.

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

(13)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (as amended), which Exhibit is incorporated herein by reference.

(14)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2020	INTRUSION INC.
(Registrant)

	By:	/s/ MICHAEL L. PAXTON
Michael L. Paxton
Chairman, Interim President, Interim Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. PAXTON	Chairman, Interim President, Interim Chief Executive Officer,	March 27, 2020
Michael L. Paxton	Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ T. JOE HEAD	Vice Chairman, Vice President	March 27, 2020
T. Joe Head	and Director

/s/ JAMES F. GERO	Director	March 27, 2020
James F. Gero

/s/ DALE BOOTH	Director	March 27, 2020
Dale Booth

/s/ DONALD M. JOHNSTON	Director	March 27, 2020
Donald M. Johnston

ANNUAL REPORT ON FORM 10-K

ITEM 8

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 and 2018

INTRUSION INC.

RICHARDSON, TEXAS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Intrusion Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Intrusion Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Whitley Penn LLP

Dallas, Texas

March 27, 2020

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31,
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$3,334	$1,652
Accounts receivable	1,566	1,967
Prepaid expenses	152	91
Total current assets	5,052	3,710
Property and Equipment:
Equipment	1,138	881
Furniture and fixtures	43	43
Leasehold improvements	63	63
	1,244	987
Accumulated depreciation and amortization	(909)	(787)
	335	200
Finance leases, right-of-use assets, net	62	121
Operating leases, right-of-use assets, net	1,348	—
Other assets	38	38
TOTAL ASSETS	$6,835	$4,069

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable, trade	$252	$193
Accrued expenses	828	1,403
Dividends payable	20	594
Finance leases liabilities, current portion	43	58
Operating leases liabilities, current portion	284	—
Deferred revenue	516	1,004
Total current liabilities	1,943	3,252

Loan payable to officer	—	1,815
Finance leases liability, noncurrent portion	21	64
Operating leases liability, noncurrent portion	1,315	—

Commitments and contingencies

Stockholders’ Equity (Deficit):
Preferred stock, $0.01 par value:
Authorized shares — 5,000
Series 1 shares issued and outstanding — 200 Liquidation preference of $1,013 in 2019 and $1,213 in 2018	707	707
Series 2 shares issued and outstanding — 460 Liquidation preference of $1,155 in 2019 and $1,385 in 2018	724	724
Series 3 shares issued and outstanding — 289 Liquidation preference of $634 in 2019 and $760 in 2018	412	412
Common stock, $0.01 par value:
Authorized shares — 80,000
Issued shares — 13,552 in 2019 and 13,259 in 2018
Outstanding shares — 13,542 in 2019 and 13,249 in 2018	136	133
Common stock held in treasury, at cost—10 shares	(362)	(362)
Additional paid-in-capital	56,759	56,609
Accumulated deficit	(54,777)	(59,242)
Accumulated other comprehensive loss	(43)	(43)
Total stockholders’ equity (deficit)	3,556	(1,062)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,835	$4,069

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018

Net product revenue	$13,643	$10,276
Cost of revenue	5,342	3,847
Gross profit	8,301	6,429
Operating expenses:
Sales and marketing	1,298	1,604
Research and development	1,314	1,237
General and administrative	1,182	1,112
Operating income	4,507	2,476
Interest expense	(46)	(189)
Interest income	4	—
Income from operations before income taxes	4,465	2,287
Income tax provision	—	—
Net income	4,465	2,287
Preferred stock dividends accrued	(139)	(139)
Net income attributable to common stockholders	$4,326	$2,148

Net income per share attributable to common stockholders, basic	$0.32	$0.16
Net income per share attributable to common stockholders, diluted	$0.28	$0.14

Weighted average common shares outstanding:
Basic	13,502	13,049
Diluted	15,352	15,063

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Year Ended December 31,
	2019	2018
NUMBER OF PREFERRED SHARES—ISSUED AND OUTSTANDING
Balance, beginning of year and end of year	949	949
PREFERRED STOCK
Balance, beginning of year and end of year	$1,843	$1,843
NUMBER OF COMMON SHARES—ISSUED
Balance, beginning of year	13,259	12,808
Exercise of stock options	293	451
Balance, end of year	13,552	13,259
COMMON STOCK
Balance, beginning of year	$133	$128
Exercise of stock options	3	5
Balance, end of year	$136	$133
TREASURY SHARES
Balance, beginning of year and end of year	$(362)	$(362)
ADDITIONAL PAID-IN-CAPITAL
Balance, beginning of year	$56,609	$56,518
Stock-based compensation	47	20
Exercise of stock options	236	163
Preferred stock dividends declared, net of waived penalties by shareholders	(133)	(92)
Balance, end of year	$56,759	$56,609
ACCUMULATED DEFICIT
Balance, beginning of year	$(59,242)	$(61,529)
Net income	4,465	2,287
Balance, end of year	$(54,777)	$(59,242)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(43)	$(107)
Extinguishment of U.K. cumulative translation adjustment	—	64
Balance, end of year	$(43)	$(43)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	$3,556	$(1,062)

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018
Operating Activities:
Net income	$4,465	$2,287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	184	133
Noncash lease costs	232	—
Stock-based compensation	47	20
Penalties and waived penalties on dividends	6	47
Extinguishment of U.K. cumulative translation adjustment	—	64
Changes in operating assets and liabilities:
Accounts receivable	401	(1,005)
Inventories	—	15
Prepaid expenses and other assets	(61)	(2)
Accounts payable and accrued expenses	(496)	421
Deferred revenue	(488)	598
Net cash provided by operating activities	4,290	2,578

Investing Activities:
Purchases of property and equipment	(260)	(202)
Net cash used in investing activities	(260)	(202)

Financing Activities:
Borrowings on loan from officer	—	150
Payments on loan from officer	(1,815)	(1,200)
Payments of dividends	(714)	—
Principal payments on capital lease equipment	(58)	(66)
Proceeds from stock options exercised	239	168
Net cash used in financing activities	(2,348)	(948)
Net increase in cash and cash equivalents	1,682	1,428
Cash and cash equivalents at beginning of year	1,652	224
Cash and cash equivalents at end of year	$3,334	$1,652

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid on leased assets	$4	$3
Interest paid on loan from officer	$513	$—
Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:
Preferred stock dividends accrued	$139	$139
Purchase of equipment through capital lease	$—	$128

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

As of December 31, 2019, we had cash and cash equivalents of approximately $3,334,000, up from approximately $1,652,000 as of December 31, 2018. We generated a net income of $4,465,000 for the year ended December 31, 2019 compared to a net income of $2,287,000 for the year ended December 31, 2018. We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources. Based on the current forecast for the year 2020, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures through March 31, 2021. As of October 24, 2019, our funding available from the CEO Note terminated. Our management will be assessing whether to replace this borrowing base and assessing what terms may be available to the Company, including whether any such terms available are acceptable to the Company, if at all (the “Potential Replacement Facility”). Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. We expect to fund our operations through anticipated Company profits, possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly, and a possible Potential Replacement Facility. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount we expect to collect. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, we provide for estimated uncollectible amounts through a charge to earnings and an increase to a valuation allowance. Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance. There was no allowance at December 31, 2019 and 2018.

Property and Equipment

Equipment and furniture and fixtures are stated at cost less accumulated depreciation and depreciated on a straight-line basis over the estimated useful lives of the assets. Such lives vary from 1 to 5 years. Leasehold improvements are stated at cost less accumulated amortization and are amortized on a straight-line basis over the shorter of estimated useful lives of the assets or the remaining terms of the leases. Such lives vary from 2 to 5 years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Repair and maintenance costs are expensed as incurred. Depreciation and amortization expense totaled approximately $184,000 and $133,000 for the years ended December 31, 2019 and 2018, respectively.

Long-Lived Assets

We review long-lived assets, including property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows to be generated by the asset. If the carrying value exceeds the future undiscounted cash flows, the assets are written down to fair value. During the years ended December 31, 2019 and 2018, there was no impairment of long-lived assets.

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

Stock-based compensation expense recognized in the statements of operations for the years ended 2019 and 2018 is based on awards ultimately expected to vest, reduced by estimated forfeitures. FASB ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Valuation Assumptions

The fair values of option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for fiscal years ended December 31, 2019 and 2018, respectively:

	2019	2018

Weighted average grant date fair value	$3.69	$0.49
Weighted average assumptions used:
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.00%	0.83%
Expected volatility	124.58%	225.21%
Expected life (in years)	5.00	4.91

Expected volatility is based on historical volatility and in part on implied volatility. The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

Net Loss Per Share

We report two separate net loss per share numbers, basic and diluted. Basic net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders for the year by the weighted average number of common shares outstanding for the year. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders for the year by the weighted average number of common shares and dilutive common stock equivalents outstanding for the year. Our common stock equivalents include all common stock issuable upon conversion of convertible preferred stock and the exercise of outstanding options. Common stock equivalents are included in the diluted loss per share for the years ended December 31, 2019 and 2018 except in cases where the issuance would be anti-dilutive. The aggregate number of common stock equivalents excluded from the diluted loss per share calculation for the year ended December 31, 2019 and 2018 totaled 30,630 and zero, respectively.

Revenue Recognition

On January 1, 2018 we adopted ASU No. 2014-09, Revenue from Contracts with Customers, as amended, using the modified retrospective approach. At the date of adoption there was no impact on the balance sheet or statement of operation. ASU No. 2014-09 did not have a material effect on the Company’s financial position, results of operations or cash flows for the year ended December 31, 2019.

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

We file income tax returns in the United States federal jurisdiction. At December 31, 2019, tax returns related to fiscal years ended December 31, 2016 through December 31, 2018 remain open to possible examination by the tax authorities. No tax returns are currently under examination by any tax authorities. We did not incur any penalties or interest during the years ended December 31, 2019 and 2018.   On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“the Tax Act”) which significantly changed U.S. tax law.  The Tax Act lowered the Company’s statutory federal income tax rate from a maximum of 39% to a rate of 21% effective January 1, 2018.

Recent Accounting Pronouncements

On January 1, 2019 we adopted ASU No. 2016-02, Leases (topic 842). At the date of adoption there was no impact on the statement of operations, while the balance sheet reflects recording both assets and liabilities applicable to the operating right-of-use asset lease identified. ASU No. 2016-02 did not have a material effect on the Company’s results of operations or cash flows for the year ended December 31, 2019.

3. Accrued Expenses (in thousands)

	December 31,
	2019	2018

Accrued payroll	$193	$154
Accrued vacation	311	310
Accrued bonus	245	170
Rent payable	—	191
Accrued interest, related party	—	479
Other	79	99
	$828	$1,403

4. Commitments and Contingencies

Right-of-use Asset and Leasing Liabilities

Under the new lease accounting standard, we have determined that we have leases for right-of-use (ROU) assets. We have both finance right-of-use assets and operating right-of-use assets with a related lease liability. Our finance lease right-of-use assets consist of computer hardware and a copying machine. Our operating lease right-of-use assets include our rental agreements for our offices in Richardson and San Marcos, CA. Both types of lease liabilities are determined by the net present value of total payments and are amortized over the life of the lease. Both types of lease obligations are designed to terminate with the last scheduled payment. All of the finance lease right-of-use assets have a three year life and are in various stages of completion. The Richardson operating lease liability has a life of four years and eleven months as of December 31, 2019. The San Marcos operating lease liability has a life of fifteen months as of December 31, 2019. The adoption of the lease accounting standard resulted in the recognition of an operating ROU asset of $1,580 thousand and a related lease liability of $1,771 thousand.

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

Supplemental cash flow information includes operating cash flows related to operating leases. For the years ended December 31, 2019 and 2018, the Company had approximately $294,000 and $264,000, respectively, in operating cash flows related to operating leases.

Schedule of Items Appearing on the Statement of Operations:

	Year Ended
	December 30, 2019	December 31, 2018
Operating expense:
Amortization expense – Finance ROU	59	65
Lease expense – Operating ROU	433	316
Other expense:
Interest expense – Finance ROU	4	5

Future minimum lease obligations consisted of the following at December 31, 2019 (in thousands):

	Operating	Finance
Period ending December 31,	ROU Leases	ROU Leases	Total
2020	$362	$45	$407
2021	361	21	382
2022	369	—	369
2023	380	—	380
2024	352	—	352
	$1,824	$66	$1,890
Less Interest*	(225)	(2)
	$1,599	$64

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

We are not aware of any material claims outstanding or pending against Intrusion Inc. at December 31, 2019.

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

Employees may contribute from 1% to 25% of their annual compensation to the Plan, limited to a maximum amount as set by the Internal Revenue Service. Participants who are over the age of 50 may contribute an additional amount of their salary per year, as defined annually by the Internal Revenue Service. We match employee contributions at the rate of $0.25 per each $1.00 of contribution on the first 4% of compensation. Matching contributions to the Plan were approximately $32,000 and $30,000, respectively, for the years ended December 31, 2019 and 2018.

6. Borrowings from Officer

On February 8, 2018, the Company entered into an unsecured revolving promissory note to borrow up to $3,700,000 from G. Ward Paxton, the Company’s former Chief Executive Officer (the “CEO Note”). Under the terms of the CEO Note, the Company had the ability to borrow, repay and reborrow on the loan as needed up to an outstanding principal balance due of $3,700,000 at any given time through March 2020.

On February 7, 2019, the Company amended the unsecured revolving promissory note to borrow up to $2,700,000 from G. Ward Paxton, the Company’s former Chief Executive Officer. Amounts borrowed under the CEO Note accrued interest at a floating rate per annum equal to Silicon Valley Bank’s (“SVB”) prime rate plus 1%. Under the terms of the note, the Company had the ability to borrow, repay and reborrow on the loan as needed up to an outstanding principal balance due of $2,700,000 at any given time through March 2021. We reduced our borrowing under this note to zero as of May 2019

As of October 24, 2019, G. Ward Paxton passed away, terminating the CEO Note with the result that future borrowings thereunder will no longer be available to the Company. Our management will be assessing whether to replace this borrowing base and assessing what terms may be available to the Company, including whether any such terms are acceptable to the Company, if at all.

7. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets (liabilities) as of December 31, 2019 and 2018 are as follows (in thousands):

	December 31
	2019	2018

Net operating loss carryforwards	$18,771	$20,720
Net operating loss carryforwards of foreign subsidiaries	374	374
Depreciation expense	(77)	4
Stock-based compensation expense	36	28
Other	68	78
Net deferred tax assets	19,172	21,204
Valuation allowance for net deferred tax assets	(19,172)	(21,204)
Net deferred tax assets, net of allowance	$—	$—

Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of the future benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the near to medium term. Management has considered these factors in determining the valuation allowance for 2019 and 2018.

The differences between the provision for income taxes and income taxes computed using the federal statutory rate for the years ended December 31, 2019 and 2018 are as follows (in thousands):

	2019	2018

Reconciliation of income tax benefit to statutory rate:
Income benefit at statutory rate	$938	$480
State income taxes (benefit), net of federal income tax benefit	1,066	57
Permanent differences	10	(91)
Change in valuation allowance	(2,030)	(450)
Other	16	4
	$—	$—

At December 31, 2019, we had federal net operating loss carryforwards of approximately $81.7 million for income tax purposes that begin to expire in 2022 and are subject to the ownership change limitations under Internal Revenue Code Section 382.

8. Stock Options

At December 31, 2019, we had two stock-based compensation plans, which are described below. These plans were developed to retain and attract key employees and directors.

On March 17, 2005, the Board approved the 2005 Stock Incentive Plan (the “2005 Plan”), which was approved by the stockholders on June 14, 2005. The 2005 Plan provided for the issuance of up to 750,000 shares of common stock upon exercise of options granted pursuant to the 2005 Plan. On May 30, 2007, the stockholders approved an Amendment to the 2005 Plan that increased this amount by 750,000 for a total of 1,500,000 shares of common stock that may be issued upon the exercise of options granted pursuant to the 2005 Plan. On May 29, 2008 and May 21, 2009, the stockholders approved an increase of 500,000 shares, respectively, of common stock that may be issued pursuant to the 2005 Plan for a total of 2,500,000 shares. On May 20, 2010, the stockholders approved an additional increase of 500,000 shares of common stock that may be issued pursuant to the 2005 Plan for a total of 3,000,000 shares. On May 19, 2011, the stockholders approved an additional increase of 400,000 shares of common stock that may be issued pursuant to the 2005 Plan for a total of 3,400,000 shares. Finally, on May 17, 2012, the stockholders approved an additional increase of 300,000 shares of common stock that may be issued pursuant to the 2005 Plan for a total of 3,700,000 shares. At December 31, 2019, 1,563,235 had been exercised and options to purchase a total of 824,100 shares of common stock were outstanding. A total of 3,892,000 options had been granted under the 2005 Plan, of which 1,504,665 have been cancelled. The 2005 Plan expired on June 14, 2015, and no shares remain for grant.

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

The 2015 Plan consists of three separate equity incentive programs: the Discretionary Option Grant Program; the Stock Issuance Program; and the Automatic Option Grant Program for non-employee Board members. Officers and employees, non-employee Board members and independent contractors are eligible to participate in the Discretionary Option Grant and Stock Issuance Programs. Participation in the Automatic Option Grant Program is limited to non-employee members of the Board. Each non-employee Board member will receive an option grant for 10,000 shares of common stock upon initial election or appointment to the Board, provided that such individual has not previously been employed by the Company in the preceding three (3) months. In addition, on the date of each annual stockholders meeting, each Board member will automatically be granted an option to purchase 8,000 shares of common stock, provided he or she has served as a non-employee Board member for at least three months. At December 31, 2019, no options had been exercised and options to purchase a total of 151,000 shares of common stock were outstanding. A total of 154,000 options had been granted under the 2015 Plan, 3,000 shares have been cancelled, and options for 449,000 shares remained available for future grant. No shares have been issued pursuant to the Stock Issuance Program.

Common shares reserved for future issuance, including conversions of preferred stock, outstanding options and options available for future grant under all of the stock option plans totaled 2,491,543 shares at December 31, 2019 as follows, in thousands:

(In thousands)	Common Shares Reserved for Future Issuance

Preferred Stock	1,067
2015 Plan	600
2005 Plan	824
Total	2,491

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

Stock Incentive Plan Summary

A summary of our stock option activity and related information for the years ended December 31, 2019 and 2018 is as follows:

	2019		2018
	Number of Options (in thousands)	Weighted Average Exercise Price	Number of Options (in thousands)	Weighted Average Exercise Price

Outstanding at beginning of year	1,235	$0.83	1,746	$0.68
Granted at price = market value	34	4.40	24	1.15
Granted at price > market value	—	—	—	—
Exercised	(294)	0.81	(451)	0.37
Forfeited	—	—	—	—
Expired	—	—	(84)	0.22

Outstanding at end of year	975	$0.96	1,235	$0.83
Options exercisable at end of year	917	$0.84	1,172	$0.84

Stock Options Outstanding and Exercisable

Information related to stock options outstanding at December 31, 2019, is summarized below:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Outstanding at 12/31/19 (in thousands)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable at 12/31/19 (in thousands)	Weighted Average Exercise Price

$ 0.34	-	$0.50	391	2.86	$0.42	383	$0.42
$ 0.51	-	$1.00	330	1.53	0.68	330	0.68
$ 1.01	-	$2.00	173	4.69	1.71	157	1.77
$ 2.01	-	$4.75	81	6.95	3.12	47	2.20
			975	3.08	$0.96	917	$0.84

Summarized information about outstanding stock options as of December 31, 2019, that are fully vested and those that are expected to vest in the future as well as stock options that are fully vested and currently exercisable, are as follows:

	Outstanding Stock Options (Fully Vested and Expected to Vest)*	Options that are Exercisable
As of December 31, 2019
Number of outstanding options (in thousands)	970	917
Weighted average remaining contractual life	3.04	2.71
Weighted average exercise price per share	$0.95	$0.84
Intrinsic value (in thousands)	$4,411	$4,278

* Includes effects of expected forfeitures

As of December 31, 2019, the total unrecognized compensation cost related to non-vested options not yet recognized in the statement of operations totaled approximately $86 thousand (including expected forfeitures) and the weighted average period over which these awards are expected to vest was 1.18 years.

9. Preferred Stock

5% Preferred Stock

On March 25, 2004, we completed a $5.0 million private placement of our 5% convertible preferred stock and warrants. In the private placement, we sold 1,000,000 shares of our 5% preferred stock at a price of $5.00 per share for gross proceeds of $5.0 million, less $275,000 of issuance costs. The 5% preferred shares were initially convertible into 1,590,331 shares of common stock at a conversion price of $3.144 per share. Holders of the 5% convertible preferred stock include 140,000 shares purchased by our former CEO and 60,000 shares purchased by a director of the Company.

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

All warrants previously issued to 5% convertible preferred stockholders have expired.

We have the right to redeem any or all of the outstanding 5% preferred stock at a price of $5.00 per share plus accrued dividends at any time if certain conditions are met.

At December 31, 2019, there were 200,000 shares of the Series 1 Preferred Stock outstanding, representing approximately 318,065 shares of common stock upon conversion.

Series 2 5% Preferred Stock

On March 28, 2005, we completed a $2.7 million private placement of Series 2 5% convertible preferred stock and warrants. In the private placement, we sold 1,065,200 shares of preferred stock at a price of $2.50 per share for gross proceeds of $2.7 million, less $173,000 of issuance costs. The shares of Series 2 5% preferred stock are convertible into 1,065,200 shares of common stock at an initial conversion price of $2.50 per share. Holders of the Series 2 5% preferred stock include 260,000 shares by our former CEO, 100,000 shares by our CFO and 60,000 shares by a director of the Company.

The 5% dividends accruing on the Series 2 5% preferred stock are required to be paid quarterly on the first business day in March, June, September and December of each year, beginning with June 2005. The liquidation preference for the preferred stock is an amount equal to $2.50 per share plus any accrued and unpaid dividends. Holders of our Series 2 5% preferred stock have liquidation preference rights over our 5% preferred stockholders as well as our common stockholders. The holders of the Series 2 5% preferred stock are not entitled to vote on any matter, except as otherwise required by law or with respect to certain limited matters specified in the certificate of designations.

All warrants previously issued to Series 2 5% convertible preferred stockholders have expired.

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

At December 31, 2019 there were 460,000 shares of the Series 2 Preferred Stock outstanding, representing 460,000 shares of common stock upon conversion.

Series 3 5% Preferred Stock

On December 2, 2005, we completed a $1.2 million private placement of Series 3 5% convertible preferred stock and warrants. In the private placement, we sold 564,607 shares of preferred stock at a price of $2.18 per share for gross proceeds of $1.2 million, less $100,000 of issuance costs. The shares of Series 3 5% preferred stock are convertible into 564,607 shares of common stock at an initial conversion price of $2.18 per share. Holders of the Series 3 5% preferred stock include 123,853 shares by our former CEO, 68,808 shares by our CFO and 27,523 shares purchased by a director of the Company.

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

All warrants previously issued to Series 3 5% convertible preferred stockholders have expired.

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

At December 31, 2019 there were 289,377 shares of Series 3 Preferred Stock outstanding, representing 289,377 shares of common stock upon conversion.

Dividends Payable

During the year ended December 31, 2019, we accrued $50,000 in dividends to the holders of our 5% Preferred Stock, $57,000 in dividends to the holders of our Series 2 5% Preferred Stock and $32,000 in dividends to the holders of our Series 3 5% Preferred Stock. As of December 31, 2019 and 2018, we had $20,000 and $594,000 in accrued and unpaid dividends included in other current liabilities. Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year. This has been in effect since December 31, 2014. However, in light of our net profits for the fiscal year ended December 31, 2019 and 2018, we are able to and have paid these past due dividends as of the date of this Annual Report. However, dividends continue to accrue on all our outstanding shares of preferred stock, regardless of whether we are legally able to pay them, and we cannot assure you that our net assets will exceed our stated capital or that we will have sufficient net profits in order to pay these dividends as they continue to accrue in the future. If we are unable to pay dividends on our preferred stock, we will be required to accrue an additional late fee penalty of 18% per annum on the unpaid dividends for the Series 2 Preferred Stock and Series 3 Preferred Stock.

10. Concentrations

Our operations are concentrated in one area—security software/entity identification. Sales to the U.S. Government through direct and indirect channels totaled 87.4% of total revenues for 2019 and 83.9% of total revenues for 2018. During 2019 approximately 68.1% of total revenues were attributable to three government customers. During 2018 approximately 61.4% of total revenues are attributable to four government customers. Three individual government customers at December 31, 2019 and four at December 31, 2018 exceeded 10% of total accounts receivable balance at respective year ends, comprising 78.8% and 48.9% of the respective total accounts receivable balance. During 2019 approximately 10.4% of total revenues were attributable to one commercial customer, and during 2018, 14.1% of total revenues were attributable to one commercial customer. Only one individual commercial customer at December 31, 2019 exceeded 10% of total accounts receivable balance, and only one at December 31, 2018. Our similar product and service offerings are not viewed as individual segments, as our management analyzes the business as a whole and expenses are not allocated to each product offering.

11. Contract Assets and Contract Liabilities

Contract assets represent contract billings for sales per contracts with customers and are classified as current. Our contract assets include our accounts receivables. For the year ended December 31, 2019, the Company had contract assets balance of $1,566,000, a decrease of $401,000 from the prior year due to cash receipts exceeding new contract assets. For the year ended December 31, 2018, the Company had contract assets balance of $1,967,000.

Contract liabilities consist of cash payments in advance of the Company satisfying performance obligations and recognizing revenue. The Company currently classifies deferred revenue as a contract liablility. For the year ended December 31, 2019, the Company had contract liabilities balance of $516,000. For the year ended December 31, 2018, the Company had contract liabilities balance of $1,004,000.

12. Coronavirus Outbreak in the United States

                Uncertainties surrounding the effects of the coronavirus, particularly potential diversion of time and resources of federal government entities which make up a significant concentration of our customer base, could cause a material adverse effect on our results of operations and financial results.  The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers, employees and vendors all of which are uncertain and cannot be predicted.  A material disruption in our workplace as a result of the coronavirus could affect our ability to carry on our business operations in the ordinary course and may require additional cost and effort should our employees not be able to be physically on-premises.