Form 10-Q
period 2020-03-31
INTRUSION INC
filed 2020-05-15
CIK 736012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on May 1, 2020 was 13,778,030.

INTRUSION INC.

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements	3

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019	3

Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019	4

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2020 and 2019	5

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4. Controls and Procedures	15

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 6. Exhibits	19

Signature Page	20

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	March 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$3,217	$3,334
Accounts receivable	1,032	1,566
Prepaid expenses	169	152
Total current assets	4,418	5,052
Noncurrent Assets:
Property and equipment, net	333	335
Finance leases, right-of-use assets, net	52	62
Operating leases, right-of-use assets, net	1,285	1,348
Other assets	38	38
Total noncurrent assets	1,708	1,783
TOTAL ASSETS	$6,126	$6,835

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$1,051	$1,080
Dividends payable	53	20
Finance leases liability, current portion	43	43
Operating leases liability, current portion	288	284
Deferred revenue	284	516
Total current liabilities	1,719	1,943
Noncurrent Liabilities:
Operating leases liability, noncurrent portion	1,244	1,315
Finance leases liability, noncurrent portion	11	21
Total noncurrent liabilities	1,255	1,336

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value: Authorized shares – 5,000
Series 1 shares issued and outstanding — 200 Liquidation preference of $1,025 in 2020 and $1,013 in 2019	707	707
Series 2 shares issued and outstanding — 420 in 2020 and 460 in 2019 Liquidation preference of $1,068 in 2020 and $1,155 in 2019	661	724
Series 3 shares issued and outstanding — 266 in 2020 and 289 in 2019 Liquidation preference of $590 in 2020 and $634 in 2019	379	412
Common stock, $0.01 par value:
Authorized shares — 80,000
Issued shares — 13,788 in 2020 and 13,552 in 2019 Outstanding shares — 13,778 in 2020 and 13,542 in 2019	138	136
Common stock held in treasury, at cost – 10 shares	(362)	(362)
Additional paid-in capital	56,914	56,759
Accumulated deficit	(55,242)	(54,777)
Accumulated other comprehensive loss	(43)	(43)
Total stockholders’ equity	3,152	3,556
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,126	$6,835

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended
	March 31, 2020	March 31, 2019
Revenue	$1,795	$3,191
Cost of revenue	747	1,284

Gross profit	1,048	1,907

Operating expenses:
Sales and marketing	510	412
Research and development	753	182
General and administrative	256	331

Operating income (loss)	(471)	982

Interest expense	(1)	(35)
Interest income	7	—

Net Income (loss)	$(465)	$947

Preferred stock dividend accrued	(33)	(34)
Net income (loss) attributable to common stockholders	$(498)	$913

Net income (loss) per share attributable to common stockholders:
Basic	$(0.04)	$0.07
Diluted	$(0.04)	$0.06

Weighted average common shares outstanding:
Basic	13,703	13,408
Diluted	13,703	15,323

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Three Months Ended
	March 31, 2020	March 31, 2019
NUMBER OF PREFERRED SHARES—ISSUED AND OUTSTANDING
Balance, beginning of quarter	949	949
Conversion of preferred stock to common	(63)	—
Balance, end of quarter	886	949
PREFERRED STOCK
Balance, beginning of quarter	$1,843	$1,843
Conversion of preferred stock to common	(96)	—
Balance, end of quarter	1,747	1,843
NUMBER OF COMMON SHARES—ISSUED
Balance, beginning of quarter	13,552	13,259
Conversion of preferred stock to common	63	—
Exercise of stock options	173	266
Balance, end of quarter	13,788	13,525
COMMON STOCK
Balance, beginning of quarter	$136	$133
Conversion of preferred stock to common	1	—
Exercise of stock options	1	2
Balance, end of quarter	$138	$135
TREASURY SHARES
Balance, beginning of quarter and end of quarter	$(362)	$(362)
ADDITIONAL PAID-IN-CAPITAL
Balance, beginning of quarter	$56,759	$56,609
Conversion of preferred stock to common	95	—
Stock-based compensation	19	4
Exercise of stock options	74	218
Preferred stock dividends declared, net of waived penalties by shareholders	(33)	(28)
Balance, end of quarter	$56,914	$56,803
ACCUMULATED DEFICIT
Balance, beginning of quarter	$(54,777)	$(59,242)
Net income (loss)	(465)	947
Balance, end of quarter	$(55,242)	$(58,295)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of quarter and end of quarter	$(43)	$(43)
TOTAL STOCKHOLDERS’ EQUITY	$3,152	$81

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31, 2020	March 31, 2019
Operating Activities:
Net income (loss)	$(465)	$947
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	52	39
Stock-based compensation	19	4
Penalties on dividends	—	6
Noncash lease costs	63	246
Changes in operating assets and liabilities:
Accounts receivable	534	475
Prepaid expenses and other assets	(17)	(94)
Accounts payable and accrued expenses	(96)	(307)
Deferred revenue	(232)	(529)
Net cash provided by (used in) operating activities	(142)	787

Investing Activities:
Purchases of property and equipment	(40)	(96)

Financing Activities:
Payments on loan from officer	—	(1,000)
Proceeds from stock options exercised	75	220
Payments of dividends	—	(597)
Reduction of finance lease liability	(10)	(15)
Net cash provided by (used in) financing activities	65	(1,392)

Net decrease in cash and cash equivalents	(117)	(701)
Cash and cash equivalents at beginning of period	3,334	1,652
Cash and cash equivalents at end of period	$3,217	$951

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:

Preferred stock dividends accrued	$33	$34
Conversion of preferred stock to common	$96	$—

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

We develop, market and support a family of entity identification, high speed data mining and cybersecurity solutions. Our products detect, report and mitigate cybercrimes and advanced persistent threats.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The December 31, 2019 balance sheet was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States. However, we believe that the disclosures are adequate to make the information presented not misleading. In our opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The results of operations for the three month period ended March 31, 2020 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 27, 2020.

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

On January 1, 2019 we adopted ASU No. 2016-02, Leases (topic 842). At the date of adoption there was no impact on the statement of operations, while the balance sheet reflects recording both assets and liabilities applicable to the operating right-of-use asset lease identified. ASU No. 2016-02 did not have a material effect on the Company’s results of operations or cash flows for the three month periods ended March 31, 2020 and 2019.

3.	Loan Payable to Officer

On February 8, 2018, the Company entered into an unsecured revolving promissory note to borrow up to $3,700,000 from G. Ward Paxton. Under the terms of the CEO Note, the Company had the ability to borrow, repay and reborrow on the loan as needed up to an outstanding principal balance due of $3,700,000 at any given time through March 2020.

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

During the three month periods ended March 31, 2020 and 2019, the Company did not grant any stock options to employees or directors. The Company recognized $19,000 and $4,000, respectively, in stock-based compensation expense for the three month periods ended March 31, 2020 and 2019.

During the three month period ended March 31, 2020, 172,600 options were exercised under the 2005 Plan compared to 266,000 in the previous year comparative quarter.

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

5.	Revenue Recognition

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

Contract assets represent contract billings for sales per contracts with customers and are classified as current. Our contract assets include our accounts receivables. At March 31, 2020, the Company had contract assets balance of $1,032,000. At December 31, 2019, the Company had contract assets balance of $1,566,000.

Contract liabilities consist of cash payments in advance of the Company satisfying performance obligations and recognizing revenue. The Company currently classifies deferred revenue as a contract liability. At March 31, 2020, the Company had contract liabilities balance of $284,000. At December 31, 2019, the Company had contract liabilities balance of $516,000.

6.	Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period. Our common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding options and warrants. The aggregate number of common stock equivalents excluded from the diluted income (loss) per share calculation for the three month periods ending March 31, 2020 and 2019 are 1,876,352 and 0, respectively.

7.	Concentrations

Our operations are concentrated in one area—security software/entity identification. Sales to the U.S. Government through direct and indirect channels totaled 71.4% of total revenues for the first quarter of 2020 compared to 86.4% of total revenues for the first quarter of 2019. During the first quarter of 2020, approximately 70.0% of total revenues were attributable to three government customers compared to approximately 64.2% of total revenues attributable to three government customers in the first quarter of 2019. There was one individual commercial customer in the first quarter of 2020 attributable for 22.0% of total revenue compared to 11.1% of total revenue to one individual commercial customer for the same period in 2019. Our similar product and service offerings are not viewed as individual segments, as our management analyzes the business as a whole and expenses are not allocated to each product offering.

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

During the quarter ended March 31, 2020, we accrued $13,000 in dividends payable to the holders of our 5% Preferred Stock, $13,000 in dividends payable to the holders of our Series 2 5% Preferred Stock and $7,000 in dividends payable to the holders of our Series 3 5% Preferred Stock. As of March 31, 2020, we have $33,000 in accrued and unpaid dividends.

Delaware law provides that we may only pay dividends out of our capital surplus or, if no surplus is available, out of our net profits for the fiscal year the dividend is declared and/or the preceding fiscal year. These dividends continue to accrue on all our outstanding shares of preferred stock, regardless of whether we are legally able to pay them. If we are unable to pay dividends on our preferred stock, we will be required to accrue an additional late fee penalty of 18% per annum on the unpaid dividends for the Series 2 Preferred Stock and Series 3 Preferred Stock. Our late CEO, our Interim CEO and current CFO, and one outside board member who are holders of our Series 2 and Series 3 Preferred Stock have waived any possible late fee penalties. In addition to this late penalty, the holders of our Series 2 Preferred Stock and Series 3 Preferred Stock could elect to present us with written notice of our failure to pay dividends as scheduled, in which case we would have 45 days to cure such a breach. In the event that we failed to cure the breach, the holders of these shares of preferred stock would then have the right to require us to redeem their shares of preferred stock for a cash amount calculated in accordance with their respective certificates of designation. If we were required to redeem all shares of Series 2 Preferred Stock and Series 3 Preferred Stock as of March 31, 2020, the aggregate redemption price we would owe would be $1.7 million.

10.	Right-of-use Asset and Leasing Liabilities

Under the new lease accounting standard, we have determined that we have leases for right-of-use (ROU) assets. We have both finance right-of-use assets and operating right-of-use assets with a related lease liability. Our finance lease right-of-use assets consist of computer hardware and a copying machine. Our operating lease right-of-use assets include our rental agreements for our offices in Richardson and San Marcos, CA. Both types of lease liabilities are determined by the net present value of total payments and are amortized over the life of the lease. Both types of lease obligations are designed to terminate with the last scheduled payment. All of the finance lease right-of-use assets have a three year life and are in various stages of completion. The Richardson operating lease liability has a life of four years and eight months as of March 31, 2020. The San Marcos operating lease liability has a life of twelve months as of March 31, 2020. The adoption of the lease accounting standard resulted in the recognition of an operating ROU asset of $1,553 thousand and a related lease liability of $1,744 thousand during the first quarter of 2019.

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

Supplemental cash flow information includes operating cash flows related to operating leases. For the three months ended March 31, 2020 and 2019, the Company had $88 thousand and $0, respectively, in operating cash flows related to operating leases.

Schedule of Items Appearing on the Statement of Operations:

	Three Months Ended
	March 31, 2020	March 31, 2019
Operating expense:
Amortization Expense – Finance ROU	10	16
Lease expense – Operating ROU	83	79
Other expense:
Interest Expense – Finance ROU	1	1

Future minimum lease obligations consisted of the following at March 31, 2020 (in thousands):

	Operating	Finance
Period ending March 31,	ROU Leases	ROU Leases	Total
2020	$365	$45	$410
2021	360	11	371
2022	372	—	372
2023	383	—	383
2024	256	—	256
Thereafter	—	—	—
	$1,736	$56	$1,792
Less Interest*	(204)	(2)
	$1,532	$54

*Interest is imputed for operating ROU leases and classified as lease expense and is included in operating expenses in the accompanying condensed consolidated statement of operations.

11. Coronavirus Outbreak in the United States

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

On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which includes provision for a Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration (“SBA”). The PPP allows qualifying businesses to borrow up to $10 million calculated based on qualifying payroll costs. PPP loans bear a fixed interest rate of 1% over a two-year term, are guaranteed by the federal government, and do not require collateral. The loans may be forgiven, in part or whole, if the proceeds are used to retain and pay employees and for other qualifying expenditures. The Company has applied for a PPP loan in the amount of $629 thousand, which was approved by the SBA on April 30, 2020. The Company expects to use the full proceeds of the PPP loan in accordance with the provisions of the CARES Act.

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

●	the uncertain ramifications related to the coronavirus outbreak;

●	insufficient cash to operate our business and inability to meet our liquidity requirements;

●	loss of revenues due to the failure of our newer products to achieve market acceptance;

●	our need to increase current revenue levels in order to achieve sustainable profitability;

●	our unavailability to make future borrowings under the CEO Note;

●

our ability to replace all or a portion of the borrowing capacity available to the Company under the CEO Note and whether any such terms would be available on terms acceptable to the Company, if at all;

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

	Three Months Ended
	March 31, 2020	March 31, 2019
Total revenue	100.0%	100.0%

Total cost of revenue	41.6	40.2

Gross profit	58.4	59.8

Operating expenses:
Sales and marketing	28.4	12.9
Research and development	41.9	5.7
General and administrative	14.3	10.4

Operating income (loss)	(26.2)	30.8

Interest income	0.4	—
Interest expense	(0.1)	(1.1)

Income (loss) before income tax provision	(25.9)	29.7

Income tax provision	—	—

Net income (loss)	(25.9)%	29.7%
Preferred stock dividends accrued	(1.8)	(1.1)

Net income (loss) attributable to common stockholders	(27.7)%	28.6%

	Three Months Ended
	March 31, 2020	March 31, 2019
Domestic revenues	100.0%	100.0%
Export revenues	—	—

Net revenues	100.0%	100.0%

Net Revenues. Product revenues decreased for the quarter ended March 31, 2020 to $1.8 million, compared to $3.2 million for the quarter ended March 31, 2019. TraceCop revenues decreased to $1.7 million for the quarter ended March 31, 2020, compared to $3.1 million for the quarter ended March 31, 2019. Savant revenues remained constant at $0.1 million for the quarter ended March 31, 2020 and 2019. Substantially all of our revenue for the quarters ended March 31, 2020 and 2019 were derived from TraceCop/Savant sales.

Concentration of Revenues. Revenues from sales to various U.S. government entities totaled $1.3 million, or 71.4% of revenues, for the quarter ended March 31, 2020, compared to $2.8 million, or 86.4% of revenues, for the same period in 2019. Although we expect our concentration of revenues to vary among customers in future periods depending upon the timing of certain sales, we anticipate that sales to government customers will continue to account for a significant portion of our revenues in future periods. Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including, without limitation, potential disruption to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience. Although we do not anticipate that any of our revenues with government customers will be renegotiated, a large number of cancelled or renegotiated government orders could have a material adverse effect on our financial results. Currently, we are not aware of any proposed cancellation or renegotiation of any of our existing arrangements with government entities and, historically, government entities have not cancelled or renegotiated orders which had a material adverse effect on our business. There was one individual commercial customer in the first quarter of 2020 attributable for 22.0% of total revenue compared to 11.1% of total revenue to one individual commercial customer for the same period in 2019.

Gross Profit. Gross profit was $1.0 million or 58.4% of net revenues for the quarter ended March 31, 2020, compared to $1.9 million or 59.8% of net revenues for the quarter ended March 31, 2019. Gross profit on product revenues for the quarter ended March 31, 2020 was 58.4% compared to 59.8% for the quarter ended March 31, 2019, mainly due to TraceCop/Savant product mix. Gross profit as a percentage of net revenues is impacted by several factors, including shifts in product mix, changes in channels of distribution, revenue volume, pricing strategies, and fluctuations in revenues of integrated third-party products.

Sales and Marketing. Sales and marketing expenses increased to $0.5 million for the quarter ended March 31, 2020, compared to $0.4 million for the quarter ended March 31, 2019. Sales and marketing expenses may vary in the future. Sales and marketing expenses increased compared to the comparable quarter due to increases in labor and expenses. We believe that these costs may increase through the end of 2020 if we achieve anticipated increases in revenue.

Research and Development. Research and development expenses increased to $0.8 million for the quarter ended March 31, 2020, compared to $0.2 million for the quarter ended March 31, 2019. The increase in research and development expense was due to an increase in labor expense due to less direct labor required on existing projects. Research and development costs are expensed in the period in which they are incurred. Research and development expenses may vary in the future; mainly dependent on levels of research and development labor expense charged to direct labor.

General and Administrative. General and administrative expenses remained constant at $0.3 million for the quarters ended March 31, 2020 and 2019. It is expected that general and administrative expenses will remain relatively constant throughout the remainder of 2020, although expenses may be increased if we achieve anticipated increases in revenue.

Interest Expense. Interest expense decreased to $1 thousand for the quarter ended March 31, 2020, compared to $35 thousand for the same period in 2019. Interest expense decreased due to decreased amount of Loan Payable to Officer culminating in our repayment of the balance in May 2019. Interest expense will vary in the future based on our cash flow and borrowing needs.

Interest Income. Interest income earned on bank deposits was $7 thousand for the quarter ended March 31, 2020 compared to none for the same period in 2019.

Liquidity and Capital Resources

Our principal source of liquidity at March 31, 2020, was approximately $3.2 million of cash and cash equivalents. At March 31, 2020, we had working capital of $2.7 million compared to $0.6 million at March 31, 2019.

Net cash used by operations for the three months ended March 31, 2020 was $142 thousand due primarily to a net loss of $465 thousand and the following uses of cash: a $232 thousand decrease in deferred revenue, a $96 thousand decrease in accounts payable and accrued expenses, and a $17 thousand increase in prepaid expenses and other assets. This was partially offset by the following provisions of cash and non-cash items: a $534 thousand decrease in accounts receivable, $63 thousand in noncash lease costs, $52 thousand in depreciation expense, and $19 thousand in stock-based compensation. Net cash provided by operations for the three months ended March 31, 2019 was $787 thousand due primarily to a net income of $947 thousand and the following sources of cash and non-cash items: a $475 thousand decrease in accounts receivable, $246 thousand in noncash lease costs, $39 thousand in depreciation expense, $6 thousand in penalties and waived penalties on dividends, and $4 thousand in stock-based compensation. This was partially offset by a $529 thousand decrease in deferred revenue, a $307 thousand decrease in accounts payable and accrued expenses, and a $94 thousand increase in prepaid expenses and other assets. Future fluctuations in accounts receivable and accounts payable will be dependent upon several factors, including, but not limited to, quarterly sales volumes and timing of invoicing, and the accuracy of our forecasts of product demand and component requirements.

Net cash used by investing activities for the three months ended March 31, 2020, was $40 thousand for net purchases of property and equipment, compared to net cash used in investing activities for the three months ended March 31, 2019, was $96 thousand for net purchases of property and equipment.

Net cash provided by financing activities in 2019 was $65 thousand from the proceeds on the exercise of stock options of $75 thousand and offset by the use of cash for payments on principal of finance right-of-use leases of $10 thousand. Net cash used by financing activities in 2019 was $1.4 million with payments to the CEO Note of $1.0 million, payments for preferred stock dividends of $597 thousand, and payment on principal of finance right-of-use leases of $15 thousand. This was directly offset by the following provisions of cash: proceeds from exercise of stock options of $220 thousand.

At March 31, 2020, the Company did not have any material commitments for capital expenditures.

During the three months ended March 31, 2020, the Company funded its operations through the use of cash and cash equivalents.

As of March 31, 2020, we had cash and cash equivalents of approximately $3,217,000, down from approximately $3,334,000 as of December 31, 2019. We had a net loss of $465,000 for the quarter ended March 31, 2020 compared to a net income of $947,000 for the quarter ended March 31, 2019. We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources. Based on projections of growth in revenue in the coming quarters, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months. As of October 24, 2019, our funding available from the CEO Note terminated. Our management will be assessing whether to replace this borrowing capacity and assessing what terms may be available to the Company, including whether any such terms are available on terms acceptable to the Company, if at all (the “Potential Replacement Funding Facility”). We expect to fund our operations through anticipated Company profits, possible additional investments of private equity and debt, and the Potential Replacement Funding Facility. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the future, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020, and concluded that the disclosure controls and procedures were effective.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) as of December 31, 2019, and concluded that there have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Factors That May Affect Future Results of Operations

We are providing the following information regarding changes that have occurred to previously disclosed risk factors from our Annual Report on Form 10-K for the year ended December 31, 2019. In addition to the other information set forth below and elsewhere in this report, you should consider the factors discussed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2019 filed on March 27, 2020. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

We must expend time and resources addressing potential cyber-security risk, and any breach of our information security safeguards could have a material adverse effect on the Company.

            The threat of cyber-attacks requires additional time and money to be expended in efforts to prevent any breaches of our information security protocols.  However, we can provide no assurances that we can prevent any and all such attempts from being successful, which could result in expenses to address and remediate such breaches as well as potentially losing the confidence of our customers who depend upon our services to prevent and mitigate such attacks on their respective business.  Should a material breach of our information security systems occur, it would likely have a material adverse impact on our business operations, our customer relations, and our current and future sales prospects, resulting in a significant loss of revenue.

We may not have sufficient cash to operate our business and may not be able to maintain future liquidity requirements. Additional debt and equity offerings to fund future operations may not be available and, if available, may significantly dilute the value of our currently outstanding common stock.

As of March 31, 2020, we had cash and cash equivalents of approximately $3,217,000, down from approximately $3,334,000 as of December 31, 2019. We had a net loss of $465,000 for the quarter ended March 31, 2020 compared to a net income of $947,000 for the quarter ended March 31, 2019. We are obligated to make payments of accrued dividends on all our outstanding shares of preferred stock that will reduce our available cash resources. Based on projections of growth in revenue in the coming quarters, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months. As of October 24, 2019, our funding available from the CEO Note terminated. Our management will be assessing whether to replace this borrowing capacity and assessing what terms may be available to the Company, including whether any such terms are available on terms acceptable to the Company, if at all (the “Potential Replacement Funding Facility”). We expect to fund our operations through anticipated Company profits, possible additional investments of private equity and debt, and the Potential Replacement Funding Facility. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

We had a net loss of $0.5 million for the quarter ended March 31, 2020, and we have an accumulated deficit of $55.2 million as of March 31, 2020. To continue current financial performance, we must increase revenue levels.

For the quarter ended March 31, 2020, we had a net loss of $0.5 million and had an accumulated deficit of approximately $55.2 million as of March 31, 2020, compared to a net income of $947 thousand for the quarter ended March 31, 2019 and an accumulated deficit of approximately $54.8 million at December 31, 2019. We need to increase current revenue levels from the sales of our products if we are to regain profitability. If we are unable to achieve these revenue levels, losses could continue for the near term and possibly longer, and we may not regain profitability or generate positive cash flow from operations in the future.

A large percentage of our revenues are received from U.S. government entities/resellers, and the loss of any one of these customers could reduce our revenues and materially harm our business and prospects.

A large percentage of our revenues result from sales to U.S. government entities/resellers. If we were to lose one or more of these key relationships, our revenues could decline and our business and prospects may be materially harmed. We expect that even if we are successful in developing relationships with non-governmental customers, our revenues will continue to be concentrated among government entities. For the quarter ended March 31, 2020, sales to U.S. government entities/resellers collectively accounted for 71.4% of our revenues, compared to 86.4% for the comparable period in 2019. The loss of any of these key relationships may send a negative message to other U.S. government entities or non-governmental customers concerning our product offering. We cannot assure you that U.S. government entities will be customers of ours in future periods or that we will be able to diversify our customer portfolio to adequately mitigate the risk of loss of any of these customers.

Almost all of our revenues are from one product line with a limited number of customers, and the decrease of revenue from sales of this product line could materially harm our business and prospects. Timeliness of orders from customers may cause volatility in growth.

Almost all of our revenues result from sales of one security product line. TraceCop revenues were $1.7 million for the quarter ended March 31, 2020, compared to $3.1 million for the first quarter 2019. Savant revenues remained constant at $0.1 thousand for the quarters ended March 31, 2020 and 2019. There was one individual commercial customer in the first quarter of 2020 attributable for 22.0% of total revenue compared to one individual customer with 11.1% of total revenue for the same period in 2019. If sales of this key product line and individual customer were to decrease, our revenues could decline and our business and prospects may be materially harmed.

We are highly dependent on sales made through indirect channels, the loss of which would materially adversely affect our operations.

We derived 37.3% of revenue in the first quarter of 2020 through indirect channels of mainly government resellers, compared to 67.6% of our revenues in the quarter ended March 31, 2019. We must continue to expand our sales through these indirect channels in order to increase our revenues. We cannot assure you that our products will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues. Further, many of our competitors are also trying to sell their products through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our products.

You will experience substantial dilution upon the conversion or redemption of the shares of preferred stock that we issued in our private placements or in the event we raise additional funds through the issuance of new shares of our common stock or securities convertible or exercisable into shares of common stock.

On May 1, 2020, we had 13,778,030 shares of common stock outstanding. Upon conversion of all outstanding shares of preferred stock, we would have 14,782,278 shares of common stock outstanding, approximately a 7.3% increase in the number of shares of our common stock outstanding.

In addition, management may issue additional shares of common stock or securities exercisable or convertible into shares of common stock in order to finance our continuing operations. Any future issuances of such securities would have additional dilutive effects on the existing holders of our Common Stock.

Further, the occurrence of certain events could entitle holders of our Series 2 Preferred Stock and Series 3 Preferred Stock to require us to redeem their shares for a certain number of shares of our common stock. Assuming (i) we have paid all liquidated damages and other amounts to the holders, (ii) paid all outstanding dividends, (iii) a volume weighted average price of $3.17, which was the ten-day volume weighted average closing price of our common stock on May 1, 2020, and (iv) our 13,778,030 shares of common stock outstanding on May 1, 2020, upon exercise of their redemption right by the holders of the Series 3 Preferred Stock and the Series 2 Preferred Stock, we would be obligated to issue approximately 906,550 shares of our common stock. This would represent an increase of approximately 6.6% in the number of shares of our common stock as of May 1, 2020.

The conversion of preferred stock we issued in the private placements may cause the price of our common stock to decline.

The holders of the shares of our 5% Preferred Stock may freely convert their shares of preferred stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission. As of May 1, 2020, 800,000 shares of our 5% Preferred Stock had converted into 1,272,263 shares of common stock and 200,000 shares of our 5% preferred stock, convertible into 318,065 shares of common stock, remain outstanding.

The holders of the shares of Series 2 5% Preferred Stock may freely convert their shares of preferred stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission. For the quarter ended March 31, 2020, 40,000 shares of Series 2 5% Preferred Stock was converted to common stock. As of May 1, 2020, 645,200 shares of Series 2 Preferred Stock had converted into 645,200 shares of common stock and 420,000 shares of Series 2 5% preferred stock remain outstanding.

The holders of the shares of Series 3 5% Preferred Stock may freely convert their shares of Series 3 Preferred Stock and sell the underlying shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission. For the quarter ended March 31, 2020, 23,194 shares of Series 3 5% Preferred Stock was converted to common stock. As of May 1, 2020, 298,424 shares of Series 3 Preferred Stock had converted into 298,424 shares of common stock and 266,183 shares of Series 3 5% preferred stock remain outstanding.

Our common stock is thinly traded, which may negatively affect your ability to sell our shares on the OTCQB Marketplace (the “OTCQB”) as well as adversely affect the price at which you may be able to sell those shares. For the four weeks ended on May 1, 2020, the average daily trading volume of our common stock on the OTCQB was 14,995 shares. Consequently, if holders of preferred stock elect to convert their remaining shares and sell a material amount of their underlying shares of common stock on the open market, the increase in selling activity could cause a decline in the market price of our common stock. Furthermore, these sales, or the potential for these sales, could encourage short sales, causing additional downward pressure on the market price of our common stock.

You will experience substantial dilution upon the exercise of stock options currently outstanding.

On May 1, 2020, we had 13,778,030shares of common stock outstanding. Upon the exercising of current options exercisable at or below the exercise price of $2.73, we would have approximately 14,523,000 shares of common stock outstanding, a 5.4% increase in the number of shares of our common stock outstanding.

Our management and larger stockholders exercise significant control over our company and have the ability to approve or take actions that may be adverse to your interests.

As of May 1, 2020, our executive officers, directors and preferred stockholders beneficially own approximately 27% of our voting power. In addition, other related non-affiliate parties control approximately 36% of voting power. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. These stockholders may use their influence to approve or take actions that may be adverse to the interests of holders of our Common Stock. Further, we contemplate the possible issuance of shares of our Common Stock or of securities exercisable or convertible into shares of our Common Stock in the future to our Interim Chief Executive Officer and Chief Financial Officer. Any such issuance will increase the percentage of stock our Interim Chief Executive Officer, Chief Financial Officer and our management group beneficially holds.

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

INTRUSION INC.

Date: May 14, 2020	/s/ Michael L. Paxton
Michael L. Paxton
Director, Chairman of the Board, Interim President & Interim Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2020	/s/ Michael L. Paxton
Michael L. Paxton
Chief Financial Officer, Treasurer & Secretary
(Principal Financial & Accounting Officer)