Form 10-Q
period 2020-06-30
INTRUSION INC
filed 2020-08-13
CIK 736012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on July 31, 2020 was 13,792,030.

INTRUSION INC.

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019	3

Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019	4

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2020 and 2019	5

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4. Controls and Procedures	16

PART II – OTHER INFORMATION	16

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	17

Item 6. Exhibits	19

Signature Page	20

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$2,872	$3,334
Accounts receivable	1,067	1,566
Prepaid expenses	388	152
Total current assets	4,327	5,052
Noncurrent Assets:
Property and equipment, net	311	335
Finance leases, right-of-use assets, net	41	62
Operating leases, right-of-use asset, net	1,223	1,348
Other assets	36	38
Total noncurrent assets	1,611	1,783
TOTAL ASSETS	$5,938	$6,835

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$1,152	$1,080
Dividends payable	19	20
Finance leases liability, current portion	38	43
Operating leases liability, current portion	291	284
PPP loan payable, current portion	285	—
Deferred revenue	164	516
Total current liabilities	1,949	1,943
Noncurrent Liabilities:
Finance leases liability, noncurrent portion	5	21
Operating leases liability, noncurrent portion	1,170	1,315
PPP loan payable, noncurrent portion	345	—
Total noncurrent liabilities	1,520	1,336

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value: Authorized shares – 5,000
Series 1 shares issued and outstanding — 200 Liquidation preference of $1,012 in 2020 and $1,013 in 2019	707	707
Series 2 shares issued and outstanding — 420 in 2020 and 460 in 2019 Liquidation preference of $1,054 in 2020 and $1,155 in 2019	661	724
Series 3 shares issued and outstanding — 266 in 2020 and 289 in 2019 Liquidation preference of $583 in 2020 and $634 in 2019	379	412
Common stock, $0.01 par value:
Authorized shares — 80,000
Issued shares — 13,802 in 2020 and 13,552 in 2019 Outstanding shares — 13,792 in 2020 and 13,542 in 2019	138	136
Common stock held in treasury, at cost – 10 shares	(362)	(362)
Additional paid-in capital	56,946	56,759
Accumulated deficit	(55,957)	(54,777)
Accumulated other comprehensive loss	(43)	(43)
Total stockholders’ equity	2,469	3,556
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,938	$6,835

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenue	$1,655	$4,020	$3,450	$7,211
Cost of revenue	651	1,590	1,398	2,874

Gross profit	1,004	2,430	2,052	4,337

Operating expenses:
Sales and marketing	485	46	995	458
Research and development	907	296	1,660	477
General and administrative	326	321	582	652

Operating income (loss)	(714)	1,767	(1,185)	2,750

Interest income	1	—	7	—
Interest expense	(2)	(9)	(2)	(44)

Net income (loss)	$(715)	$1,758	$(1,180)	$2,706

Preferred stock dividends accrued	(33)	(35)	(66)	(69)
Net income (loss) attributable to common stockholders	$(748)	$1,723	$(1,246)	$2,637

Net income (loss) per share attributable to common stockholders:
Basic	$(0.05)	$0.13	$(0.09)	$0.20
Diluted	$(0.05)	$0.11	$(0.09)	$0.17

Weighted average common shares outstanding:
Basic	13,784	13,523	13,743	13,466
Diluted	13,784	15,371	13,743	15,314

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Six Months Ended
	June 30, 2020	June 30, 2019
NUMBER OF PREFERRED SHARES—ISSUED AND OUTSTANDING
Balance, beginning of quarter	949	949
Conversion of preferred stock to common	(63)	—
Balance, end of quarter	886	949
PREFERRED STOCK
Balance, beginning of quarter	$1,843	$1,843
Conversion of preferred stock to common	(96)	—
Balance, end of quarter	1,747	1,843
NUMBER OF COMMON SHARES—ISSUED
Balance, beginning of quarter	13,552	13,259
Conversion of preferred stock to common	63	—
Exercise of stock options	187	280
Balance, end of quarter	13,802	13,539
COMMON STOCK
Balance, beginning of quarter	$136	$133
Conversion of preferred stock to common	1	—
Exercise of stock options	1	2
Balance, end of quarter	$138	$135
TREASURY SHARES
Balance, beginning of quarter and end of quarter	$(362)	$(362)
ADDITIONAL PAID-IN-CAPITAL
Balance, beginning of quarter	$56,759	$56,609
Conversion of preferred stock to common	95	—
Stock-based compensation	74	14
Exercise of stock options	84	224
Preferred stock dividends declared, net of waived penalties by shareholders	(66)	(62)
Balance, end of quarter	$56,946	$56,785
ACCUMULATED DEFICIT
Balance, beginning of quarter	$(54,777)	$(59,242)
Net income (loss)	(1,180)	2,706
Balance, end of quarter	$(55,957)	$(56,536)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of quarter and end of quarter	$(43)	$(43)
TOTAL STOCKHOLDERS’ EQUITY	$2,469	$1,822

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30, 2020	June 30, 2019
Operating Activities:
Net income (loss)	$(1,180)	$2,706
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	107	86
Stock-based compensation	74	14
Penalties on dividends	—	6
Noncash lease costs	124	304
Changes in operating assets and liabilities:
Accounts receivable	499	(738)
Prepaid expenses and other assets	(234)	(234)
Accounts payable and accrued expenses	(64)	(66)
Deferred revenue	(352)	179
Net cash provided by (used in) operating activities	(1,026)	2,257

Investing Activities:
Purchases of property and equipment	(62)	(168)

Financing Activities:
Proceeds from PPP loan payable	629	—
Payments on loan from officer	—	(1,815)
Proceeds from stock options exercised	85	226
Payments of dividends	(67)	(644)
Reduction of finance lease liability	(21)	(31)
Net cash provided by (used in) financing activities	626	(2,264)

Net decrease in cash and cash equivalents	(462)	(175)
Cash and cash equivalents at beginning of period	3,334	1,652
Cash and cash equivalents at end of period	$2,872	$1,477

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:

Preferred stock dividends accrued	$66	$68
Conversion of preferred stock to common	$96	$—

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

We develop, market and support a family of entity identification, high speed data mining and cybersecurity solutions. Our products help detect, report and mitigate cybercrimes and advanced persistent threats.

Our product families include:

●	TraceCop for entity identification, cybercrime detection and disclosure, and;
●	Savant for high speed data mining, analytics, detection, reporting and mitigation of cybersecurity threats.

Our products in development include:

●	Intrusion Shield

        We are in the process of developing a new product offering, Intrusion Shield, that is designed to be a next generation intrusion detection and protection solution.  After 20 years of providing research, analysis, and tools to the federal government and enterprise corporations, Intrusion possesses a comprehensive and proprietary database of Internet activity, including information about the activities of malicious online actors.  Intrusion’s Shield product will combine that comprehensive database with artificial intelligence (AI) and real-time process flow technology to provide businesses and government agencies with a unique and affordable tool to detect, identify, and prevent cyber-crimes.

Shield is a combination of plug-and-play hardware, software, global data, and AI services providing organizations with aggressive protection against unaddressed information security threats and the most robust defense possible against cybercrime. Unlike traditional industry approaches that rely heavily on human resources, which malicious actors have learned to bypass, Intrusion Shield uses our extensive database together with real-time AI technology to prevent illicit behavior.  Shield's proprietary architecture isolates and neutralizes malicious traffic and network flows that existing solutions cannot identify or even characterize. Most breaches today are caused by malware free compromises that trigger no alarms in a firewall or endpoint solution. The common denominator is network communications, and Shield monitors and analyses all network traffic and communications allowing it to identify and stop malware-free attacks. Shield's capabilities will continuously evolve based on real-time updates originating from our worldwide installations and growing TraceCop database identifying new dangers.

Shield does not seek to displace existing solutions, instead providing a new, and additional layer of cybersecurity for enterprises.  According to SBA 2019, the U.S. enterprise market consists of 30.7 million businesses, of which 70% are characterized as small and medium sized businesses.  While the company believes that many large enterprises will recognize the need this product addresses and will be incentivized to purchase Shield, the enterprise market has many decision makers for new security product purchases; therefore, the sale cycle may be longer for this product than our current product offerings.  We have identified businesses with from 100 to 1,000 users as our initial target market, as we believe this market segment has the most pressing need for the enhanced protection that the Intrusion Shield will offer.  We intend to leverage existing and new channel partners, such as value added resellers and systems integrators, to market Shield to this target market.

Shield has experienced positive progress during Alpha testing and the Company has identified twelve companies for the Beta release anticipated to begin in September.  The configuration of hardware is a single Dell network appliance installed inline inside of the customer's firewall.  The size of the network appliance will vary depending on the number of workstations and the size of the customer's internet connection be that 1Gb, 10Gb, or 100 Gb.

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

We were organized in Texas in September 1983 and reincorporated in Delaware in October 1995. Our principal executive offices are located at 1101 East Arapaho Road, Suite 200, Richardson, Texas 75081, and our telephone number is (972) 234-6400. Our website URL is www.intrusion.com. References to the “Company”, “we”, “us”, “our”, “Intrusion” or “Intrusion Inc.” refer to Intrusion Inc. and its subsidiaries. Trademarks of Intrusion include:

●	INTRUSION SHIELD
●	PROCESS FLOW TECHNOLOGY
●	INTRUSION SAVANT
●	BRINGING SCIENCE INTO DECISION MAKING
●	TRACECOP
●	INTRUSION PROTECT EVERYTHING. TRUST NOTHING
●	PROTECT EVERYTHING. TRUST NOTHING.

2.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The December 31, 2019 balance sheet was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States. However, we believe that the disclosures are adequate to make the information presented not misleading. In our opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2020 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 27, 2020.

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

On January 1, 2019 we adopted ASU No. 2016-02, Leases (topic 842). At the date of adoption there was no impact on the statement of operations, while the balance sheet reflects recording both assets and liabilities applicable to the operating right-of-use asset lease identified. ASU No. 2016-02 did not have a material effect on the Company’s results of operations or cash flows for the three and six month periods ended June 30, 2020 and 2019.

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

4.     Accounting for Stock-Based Compensation

During the three month periods ended June 30, 2020 and 2019, the Company granted 323,000 and 24,000, respectively, of stock options to employees or directors. The Company recognized $55,000 and $10,000, respectively, of stock-based compensation expense for the three month periods ended June 30, 2020 and 2019. During the six month periods ended June 30, 2020 and 2019, the Company granted 323,000 and 24,000, respectively, of stock options to employees and directors. The Company recognized $74,000 and $14,000, respectively, of stock-based compensation expense for the six month periods ended June 30, 2020 and 2019.

During the three month periods ended June 30, 2020 and 2019, 14,000 and 14,000 were exercised under the 2005 Plan, respectively. During the six month periods ended June 30, 2020 and 2019, 186,600 and 280,500 were exercised under the 2005 Plan, respectively.

Valuation Assumptions

The fair values of employee and director option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	For Three Months Ended June 30, 2020	For Three Months Ended June 30, 2019	For Six Months Ended June 30, 2020	For Six Months Ended June 30, 2019

Weighted average grant date fair value	$2.80	$3.61	$2.80	$3.61
Weighted average assumptions used:
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.43%	2.19%	0.43%	2.19%
Expected volatility	76.00%	127.52%	76.00%	127.52%
Expected life (in years)	6.2	5.0	6.2	5.0

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

Contract assets represent contract billings for sales per contracts with customers and are classified as current. Our contract assets include our accounts receivables. At June 30, 2020, the Company had contract assets balance of $1,067,000. At December 31, 2019, the Company had contract assets balance of $1,566,000.

Contract liabilities consist of cash payments in advance of the Company satisfying performance obligations and recognizing revenue. The Company currently classifies deferred revenue as a contract liability. At June 30, 2020, the Company had contract liabilities balance of $164,000. At December 31, 2019, the Company had contract liabilities balance of $516,000.

6.     Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period. Our common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding options. The aggregate number of common stock equivalents excluded from the diluted income (loss) per share calculation for the three month periods ended June 30, 2020 and 2019 are 1,942,990 and 12,132, respectively. The aggregate number of common stock equivalents excluded from the diluted income (loss) per share calculation for the six month periods ended June 30, 2020 and 2019 are 1,909,289 and 6,066, respectively. Since the Company is in a net loss position for the three and six month periods ending June 30, 2020, basic and dilutive net loss per share are the same.

7.     Concentrations

Our operations are concentrated in one area—security software/entity identification. Sales to the U.S. Government through direct and indirect channels totaled 91.0% of total revenues for the second quarter of 2020 compared to 91.3% of total revenues for the second quarter of 2019. During the second quarter of 2020, approximately 91.0% of total revenues were attributable to four government customers compared to approximately 73.2% of total revenues attributable to three government customers in the second quarter of 2019. In the second quarter of 2020, no individual commercial customer had revenues over 10.0% of total revenue compared to no individual commercial customer for the same period in 2019. Our similar product and service offerings are not viewed as individual segments, as our management analyzes the business as a whole and expenses are not allocated to each product offering.

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

9.     Dividends Payable

During the quarter ended June 30, 2020, we accrued $13,000 in dividends payable to the holders of our 5% Preferred Stock, $13,000 in dividends payable to the holders of our Series 2 5% Preferred Stock and $7,000 in dividends payable to the holders of our Series 3 5% Preferred Stock. As of June 30, 2020, we had $19,000 in accrued and unpaid dividends, all of which have been paid as of the date of this Quarterly Report.

10.   Right-of-use Asset and Leasing Liabilities

Under the new lease accounting standard, we have determined that we have leases for right-of-use (ROU) assets. We have both finance right-of-use assets and operating right-of-use assets with a related lease liability. Our finance lease right-of-use assets consist of computer hardware and a copying machine. Our operating lease right-of-use assets include our rental agreements for our offices in Richardson and San Marcos, CA. Both types of lease liabilities are determined by the net present value of total payments and are amortized over the life of the lease. Both types of lease obligations are designed to terminate with the last scheduled payment. All of the finance lease right-of-use assets have a three year life and are in various stages of completion. The Richardson operating lease liability has a life of four years and five months as of June 30, 2020. The San Marcos operating lease liability has a life of nine months as of June 30, 2020. The adoption of the lease accounting standard resulted in the recognition of an operating ROU asset of $1,553 thousand and a related lease liability of $1,744 thousand during the first quarter of 2019.

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

Supplemental cash flow information includes operating cash flows related to operating leases. For the six months ended June 30, 2020 and 2019, the Company had $179 thousand and $88 thousand, respectively, in operating cash flows related to operating leases.

Schedule of Items Appearing on the Statement of Operations:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating expense:
Amortization expense – Finance ROU	$11	$16	$21	$32
Lease expense – Operating ROU	82	83	165	162
Other expense:
Interest expense – Finance ROU	$—	$1	$1	$2

Future minimum lease obligations consisted of the following at June 30, 2020 (in thousands):

	Operating	Finance
Period ending June 30,	ROU Leases	ROU Leases	Total
2021	$363	$39	$402
2022	363	5	368
2023	375	—	375
2024	384	—	384
2025	159	—	159
Thereafter	—	—	—
	$1,644	$44	$1,688
Less Interest*	(183)	(1)
	$1,461	$43

*Interest is imputed for operating ROU leases and classified as lease expense and is included in operating expenses in the accompanying condensed consolidated statement of operations.

11.   PPP Loan

On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which includes provision for a Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration (“SBA”). The PPP allows qualifying businesses to borrow up to $10 million calculated based on qualifying payroll costs. The loan is guaranteed by the federal government, and does not require collateral. On April 30, 2020 we entered into a PPP Loan with Silicon Valley Bank effective April 30, 2020, pursuant to the PPP under CARES for $629,000. The PPP Loan matures on April 30, 2022 and bears interest at a rate of 1.0% per annum. Monthly amortized principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan funds were received on April 30, 2020. The PPP Loan contains events of default and other provisions customary for a loan of this type. The PPP provides that (1) the use of PPP Loan amount shall be limited to certain qualifying expenses, (2) 100 percent of the principal amount of the loan is guaranteed by the SBA and (3) an amount up to the full principal amount may qualify for loan forgiveness in accordance with the terms of CARES. We are not yet able to determine the amount that might be forgiven. As of June 30, 2020, the Company was in full compliance with all covenants with respect to the PPP Loan. The Company expects to use the full proceeds of the PPP loan in accordance with the provisions of CARES. As of June 30, 2020, the balance of the PPP Loan was $630,000, which includes $1.0 thousand in accrued interest.

Future minimum loan obligations consisted of the following at June 30, 2020 (in thousands):

Period ending June 30,	PPP Loan
2021	$285
2022	356
2023	—
2024	—
2025	—
Thereafter	—
$641
Less Interest*	(11)
$630

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

13.   Subsequent Events.

As of the date of this Quarterly Report, all current shares of issued and outstanding preferred stock have been voluntarily converted, resulting in the issuance of a total of 1,004,249 newly issued shares of the Company’s common stock. The addition of these newly issued shares has resulted in the dilution of each share of issued and outstanding common stock by a factor of 7.28%.  While the elimination of these three classes of preferred stock removes a number of the Company’s obligations to the holders of preferred stock (such as the obligation to pay continuing dividends) as well as a number of restrictions on the Company’s activities (such as restrictions on certain capital raising and funding transactions), the addition of these newly issued shares combined with the fact that the Company’s common stock is thinly traded on the OTCQB Marketplace could cause an increase in selling volume, and result in a decline in the market price of the Company’s common stock.

On August 6, 2020, Anthony J. LeVecchio was appointed to the board of directors and to serve on the Company’s audit and compensation committees.

Item 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q, including, without limitation, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are generally accompanied by words such as “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate,” “may” or other words that convey uncertainty of future events or outcomes. These statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations, which we describe in more detail elsewhere in this Quarterly Report on Form 10-Q, as well as in our 2019 Annual Report on Form 10-K, filed March 27, 2020, in Item 1A “Risk Factors” include, but are not limited to:

●	the uncertain ramifications related to the coronavirus outbreak;

●	our ability to successfully create, market, sell and distribute our new Shield product to a new and distinct customer base

●	our ability to produce and promote our new commercial product, Intrusion Shield, and market it through new sales channels to a new set of prospective customers;

●	insufficient cash to operate our business and inability to meet our liquidity requirements;

●	loss of revenues due to the failure of our newer products, Shield in particular, to achieve market acceptance;

●	our need to increase current revenue levels in order to achieve sustainable profitability;

●	our unavailability to make future borrowings under the CEO Note;

●

our ability to replace all or a portion of the borrowing capacity available to the Company under the CEO Note and whether any such terms would be available on terms acceptable to the Company, if at all;

●	our ability to raise funds through debt or equity offerings related to launching a commercial product;

●	concentration of our revenues from U.S. government entities or commercial customers and the possibility of loss of one of these customers and the unique risks associated with government customers;

●	our dependence on sales made through indirect channels; and

●	the influence that our management and larger stockholders have over actions taken by the Company.

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

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Total revenue	100.0%	100.0%	100.0%	100.0%

Total cost of revenue	39.3	39.6	40.5	39.9

Gross profit	60.7	60.4	59.5	60.1

Operating expenses:
Sales and marketing	29.3	1.0	28.8	6.3
Research and development	54.8	7.4	48.1	6.7
General and administrative	19.7	8.0	16.9	9.0
Operating income (loss)	(43.1)	43.9	(34.3)	38.1

Interest income	0.1	—	0.2	—
Interest expense	(0.2)	(0.2)	(0.1)	(0.6)

Income (loss) before income tax provision	(43.2)	43.7	(34.2)	37.5

Income tax provision	—	—	—	—

Net income (loss)	(43.2)%	43.7%	(34.2)%	37.5%
Preferred stock dividends accrued	(2.0)	(0.8)	(1.9)	(0.9)

Net income (loss) attributable to common stockholders	(45.2)%	42.9%	(36.1)%	36.6%

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Domestic revenues	100.0%	100.0%	100.0%	100.0%
Export revenues	—	—	—	—

Net revenues	100.0%	100.0%	100.0%	100.0%

Net Revenues. Net revenues for the quarter and six months ended June 30, 2020 were $1.7 million and $3.5 million, respectively, compared to $4.0 million and $7.2 million for the same periods in 2019. Product revenues decreased $2.3 million for the quarter ended June 30, 2020, and $3.7 million for the six months ended June 30, 2020 compared to the same periods in 2019. Decreased product revenues were primarily due to a decrease in sales of our TraceCop product line. TraceCop sales for the quarters ended June 30, 2020 and 2019 were $1.6 million and $4.0 million, respectively. Savant sales were $106 thousand for the quarter ended June 30, 2020 and were $29 thousand for the quarter ended June 30, 2019.

Concentration of Revenues. Revenues from sales to various U.S. government entities totaled $1.5 million, or 91.0% of revenues, for the quarter ended June 30, 2020 compared to $3.9 million, or 91.3% of revenues, for the same period in 2019. Revenues from sales to various U.S. government entities totaled $2.8 million, or 80.8% of revenues, for the six months ended June 30, 2020 compared to $6.4 million, or 89.2% of revenues, for the same period in 2019. Sales to commercial customers totaled 9.0% of total revenue for the second quarter of 2020 compared to 8.7% of total revenue for the second quarter of 2019. During the second quarter of 2020 and 2019, no individual commercial customer had revenues over 10.0% of total revenue. Although we expect our concentration of revenues to vary among customers in future periods depending upon the timing of certain sales, we anticipate that sales to government customers will continue to account for a significant portion of our revenues in future periods. Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including, without limitation, potential disruption to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience. Although we do not anticipate that any of our revenues with government customers will be renegotiated, a large number of cancelled or renegotiated government orders could have a material adverse effect on our financial results. Currently, we are not aware of any proposed cancellation or renegotiation of any of our existing arrangements with government entities and, historically, government entities have not cancelled or renegotiated orders which had a material adverse effect on our business.

Gross Profit. Gross profit was $1.0 million or 60.7% of net revenues for the quarter ended June 30, 2020, compared to $2.4 million or 60.4% of net revenues for the quarter ended June 30, 2019. Gross profit was $2.1 million or 59.5% of net revenues for the six months ended June 30, 2020 compared to $4.3 million or 60.1% of net revenues for the six months ended June 30, 2019. Gross profit on product revenues trended from 59.5% of net revenues for the six months ended June 30, 2020 to 60.1% of net revenues for the six months ended June 30, 2019, mainly due to TraceCop/Savant product mix. Gross profit as a percentage of net revenues is impacted by several factors, including shifts in product mix, changes in channels of distribution, revenue volume, pricing strategies, and fluctuations in revenues of integrated third-party products.

Sales and Marketing. Sales and marketing expenses increased to $0.5 million for the quarter ended June 30, 2020 compared to $46 thousand for the same period in 2019. Sales and marketing expenses increased to $1.0 million for the six months ended June 30, 2020 compared to $0.5 million for the same period in 2019. Sales and marketing expenses may vary in the future. Sales and marketing expenses increased compared to the comparable periods last year due to increases in labor and expenses and the Company was able to collect payment of $200 thousand from a customer related expense in 2018 that reduced expense in 2019. We believe that these costs will increase through the end of 2020 due to increased marketing expense related to the Shield launch.

Research and Development. Research and development expenses increased to $0.9 million for the quarter ended June 30, 2020 compared to $0.3 million for the same period in 2019. Research and development expenses increased to $1.7 million for the six months ended June 30, 2020 compared to $0.5 million for the same period in 2019. The increase in research and development expense was due partly to increased costs related to the development of our Intrusion Shield product as well as an increase in labor expense due to less direct labor required on existing projects. Research and development costs are expensed in the period in which they are incurred. Research and development expenses may vary in the future; mainly dependent on levels of research and development labor expense charged to projects.

General and Administrative. General and administrative expenses remained constant at $0.3 million for the quarters ended June 30, 2020 and 2019. General and administrative expenses decreased to $0.6 million for the six months ended June 30, 2020 compared to $0.7 million for the same period in 2019. It is expected that general and administrative expenses will remain relatively constant throughout the remainder of 2020, although expenses may be increased due to increased expenses related to a new product launch.

Interest. Interest expense decreased to $2 thousand for the quarter ended June 30, 2020 compared to $9 thousand for the same period in 2019. Interest expense decreased to $2 thousand for the six months ended June 30, 2020 compared to $44 thousand for the same period in 2019. Interest expense decreased due to decreased amount of Loan Payable to Officer culminating in our repayment of the balance in May 2019. Interest expense will vary in the future based on our cash flow and borrowing needs. Interest income increased to $1 thousand for the quarter ended June 30, 2020 compared to none for the same period in 2019. Interest income increased to $7 thousand for the six months ended June 30, 2020 compared to none for the same period in 2019. This is attributable to investing extra cash in money market accounts and getting better interest rates.

Liquidity and Capital Resources

Our principal source of liquidity at June 30, 2020 was approximately $2.9 million of cash and cash equivalents. At June 30, 2020, we had working capital of $2.4 million compared to $1.4 million at June 30, 2019.

Net cash used in operations for the six months ended June 30, 2020 was $1.0 million due primarily to a net loss of $1.2 million and the following uses of cash: a $352 thousand decrease in deferred revenue, a $234 thousand increase in prepaid expenses and other assets, and a $64 thousand decrease in accounts payable and accrued expenses. This was partially offset by the following provisions of cash and non-cash items: a $499 thousand decrease in accounts receivable, $124 thousand in noncash lease costs, $107 thousand in depreciation and amortization expense, and $74 thousand in stock-based compensation. Net cash provided by operations for the six months ended June 30, 2019 was $2.3 million due primarily to a net income of $2.7 million and the following provisions of cash and non-cash items: $304 thousand in noncash lease costs, a $179 thousand increase in deferred revenue, $86 thousand in depreciation and amortization expense, $14 thousand in stock-based compensation, and $6 thousand in penalties and waived penalties on dividends. This was partially offset by a $738 thousand increase in accounts receivable, a $234 thousand increase in prepaid expenses and other assets, and a $66 thousand decrease in accounts payable and accrued expenses. Future fluctuations in accounts receivable and accounts payable will be dependent upon several factors, including, but not limited to, quarterly sales volumes and timing of invoicing, and the accuracy of our forecasts of product demand and component requirements.

Net cash used in investing activities for the six months ended June 30, 2020, was $62 thousand for net purchases of property and equipment, compared to $168 thousand net cash used in investing activities for the six months ended June 30, 2019 for net purchases of property and equipment.

Net cash provided by financing activities in 2020 was $0.6 million generated primarily by proceeds from a PPP loan of $0.6 million and proceeds from exercise of stock options of $85 thousand. This was directly offset by the following uses of cash: payments for preferred stock dividends of $67 thousand, and payment on principal of finance right-of-use leases of $21 thousand. Net cash used in financing activities in 2019 was $2.3 million with payments on the loan from an officer of $1.8 million, payments for preferred stock dividends of $644 thousand, and payment on principal of finance right-of-use leases of $31 thousand. This was directly offset by the following provisions of cash: proceeds from exercise of stock options of $226 thousand.

At June 30, 2020, the Company did not have any material commitments for capital expenditures.

During the six months ended June 30, 2020, the Company funded its operations through the use of cash and cash equivalents. As of June 30, 2020, we had cash and cash equivalents of approximately $2,872,000, down from approximately $3,334,000 as of December 31, 2019. We had a net loss of $715,000 for the quarter ended June 30, 2020 compared to a net income of $1,758,000 for the quarter ended June 30, 2019. Based on projections of growth in revenue in the coming quarters, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.

As of October 24, 2019, our funding available from the CEO Note terminated. Our management will be assessing whether to replace this borrowing capacity and assessing what terms may be available to the Company, including whether any such terms are available on terms acceptable to the Company, if at all (the “Potential Replacement Funding Facility”).

We expect to fund our operations through anticipated Company profits, the Potential Replacement Funding Facility, and possible additional investments of equity and debt. Any equity or debt options, if available at all, may be on terms which are not favorable to us and, in the case of any potential equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the future, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020, and concluded that the disclosure controls and procedures were effective.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) as of December 31, 2019, and concluded that there have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          RISK FACTORS

Factors That May Affect Future Results of Operations

We are providing the following information regarding changes that have occurred to previously disclosed risk factors from our Annual Report on Form 10-K for the year ended December 31, 2019. In addition to the other information set forth below and elsewhere in this report, you should consider the factors discussed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2019 filed on March 27, 2020 and in our Form 10-Q for the quarter ended March 31, 2020 filed on May 15, 2020. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Uncertainties surrounding the effects of the coronavirus, particularly potential diversion of time and resources of the federal, state, and local governmental entities which make up a significant concentration of our customer base, could cause a material adverse effect on our results of operations and financial results.

            We have a concentration of customers that are federal, state, and local governmental entities.  Such entities will be required to allocate resources and adjust budgets to accommodate potential contingencies related to the effects of the coronavirus and measures required to be put in place to prevent and contain contamination of the virus.  These uncertainties have resulted in certain of our customers delaying budgeted expenditures or re-allocating resources that would result in a decrease in orders from these customers, and the possibility that other customers may follow suit in the weeks and months to come.  Any such decrease in orders from these customers could cause a material adverse effect on our operations and financial results.

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

We may be unable to successfully produce and promote our new commercial product, Intrusion Shield, and market it through new sales channels to a new set of prospective customers.

We anticipate significant resources will be required in order to complete product development of Intrusion Shield, including the time, attention, and focus of our senior management and our research and development team, coordination of new marketing strategies highlighting this new product offering and promoting it through new and expanded sales channels to a wider audience of prospective customers than we have historically marketed and sold our products and services. In addition, significant financial resources will be required to successfully manage and implementation this new product rollout. This could result in diversion of those resources from critical areas of our company operations and a potential strain on our liquidity and ability to meet our current and these anticipated increases in our cash-flow needs. We may need to explore possible funding sources in order to successfully complete this project, including, without limitation, exploring options for meeting those needs through equity investment and/or debt financing which may not be on terms favorable to the Company and its stockholders (if available at all), and in the instance where additional equity securities may be issued, result in significant dilution to our existing stockholders.

We could experience damage to our reputation in the cyber-security industry in the event that our Intrusion Shield product fails to perform as expected, to meet our customers’ needs, or to achieve market acceptance.

Our reputation in the industry as a leading provider of entity identification, data mining, and advanced persistent threat detection products may be harmed, perhaps significantly, in the event that our new Intrusion Shield fails to perform as we expect it to. If Shield does not perform as we expect, if we experience product delivery delays, or if our customers do not perceive the benefits of purchasing and using Shield as part of their comprehensive cyber-security solution, our position as a leader in this technology space may be damaged and could affect customers, as well as potential customers, willingness to purchase our other products that function separately from our Intrusion Shield. Any reputational damage could result in a decrease in orders for all of our products, the loss of current customers, and a decrease in our overall revenues which could in turn have a material adverse effect on our results of operation.

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

As of June 30, 2020, we had cash and cash equivalents of approximately $2,872,000, down from approximately $3,334,000 as of December 31, 2019. We had a net loss of $715,000 for the quarter ended June 30, 2020 compared to a net income of $1,758,000 for the quarter ended June 30, 2019. Based on projections of growth in revenue in the coming quarters, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months. As of October 24, 2019, our funding available from the CEO Note terminated. Our management will be assessing whether to replace this borrowing capacity and assessing what terms may be available to the Company, including whether any such terms are available on terms acceptable to the Company, if at all (the “Potential Replacement Funding Facility”).

We expect to fund our operations through anticipated Company profits, the Potential Replacement Funding Facility, and possible additional investments of equity and debt. Any equity or debt options, if available at all, may be on terms which are not favorable to us and, in the case of any potential equity financings, may result in dilution to our stockholders. If our operations do not generate positive cash flow in the future, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

We had a net loss of $0.7 million for the quarter ended June 30, 2020, and we have an accumulated deficit of $56.0 million as of June 30, 2020. To improve our financial performance, we must increase revenue levels of our existing product offerings and/or increase our revenue through the introduction and sale of our new Shield product.

For the quarter ended June 30, 2020, we had a net loss of $0.7 million and had an accumulated deficit of approximately $56.0 million as of June 30, 2020, compared to a net income of $1.8 million for the quarter ended June 30, 2019 and an accumulated deficit of approximately $54.8 million at December 31, 2019. We need to increase current revenue levels from the sales of our currently existing products or through the addition of sales of our new Shield product if we are to regain profitability. If we are unable to achieve these revenue levels, losses could continue for the near term and possibly longer, and we may not regain profitability or generate positive cash flow from operations in the future.

A large percentage of our revenues are received from U.S. government entities/resellers, and the loss of any one of these customers could reduce our revenues and materially harm our business and prospects.

A large percentage of our revenues result from sales to U.S. government entities/resellers. If we were to lose one or more of these key relationships, our revenues could decline and our business and prospects may be materially harmed. We expect that even if we are successful in developing relationships with non-governmental customers, our revenues will continue to be concentrated among government entities. For the quarter ended June 30, 2020, sales to U.S. government entities/resellers collectively accounted for 91.0% of our revenues, compared to 91.3% for the comparable period in 2019. The loss of any of these key relationships may send a negative message to other U.S. government entities or non-governmental customers concerning our product offering. We cannot assure you that U.S. government entities will be customers of ours in future periods or that we will be able to diversify our customer portfolio to adequately mitigate the risk of loss of any of these customers.

Almost all of our revenues are from one product line with a limited number of customers, and the decrease of revenue from sales of this product line could materially harm our business and prospects. Timeliness of orders from customers may cause volatility in growth.

Almost all of our revenues result from sales of one security product line. TraceCop revenues were $1.6 million for the quarter ended June 30, 2020, compared to $4.0 million for the second quarter 2019. Savant revenues increased to $106 thousand for the quarter ended June 30, 2020, compared to $29 thousand for the second quarter 2019. If sales of this key product line were to decrease, our revenues could decline and our business and prospects may be materially harmed. No individual commercial customer in the second quarter of 2020 and 2019 had over 10.0% of total revenue.

We are highly dependent on sales made through indirect channels, the loss of which would materially adversely affect our operations.

We derived 54.0% of revenue in the second quarter of 2020 through indirect channels of mainly government resellers, compared to 91.3% of our revenues in the quarter ended June 30, 2019. We must continue to expand our sales through these indirect channels in order to increase our revenues. We cannot assure you that our products will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues. Further, many of our competitors are also trying to sell their products through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our products.

You will experience substantial dilution upon the exercise of stock options currently outstanding.

On July 31, 2020, we had 13,792,030 shares of common stock outstanding.  Upon the exercising of current options exercisable at or below the exercise price of $4.75, we would have approximately 14,546,533 shares of common stock outstanding, a 5.5% increase in the number of shares of our common stock outstanding.

Our management and larger stockholders exercise significant control over our company and have the ability to approve or take actions that may be adverse to your interests.

As of the date of this Quarterly Report, our executive officers and directors beneficially own approximately 28% of our voting power.  In addition, other related non-affiliate parties control approximately 35% of voting power.  As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us.  These stockholders may use their influence to approve or take actions that may be adverse to the interests of holders of our Common Stock.  Further, we contemplate the possible issuance of shares of our Common Stock or of securities exercisable or convertible into shares of our Common Stock in the future to our Chief Executive Officer, Chief Financial Officer and Senior Vice President.  Any such issuance will increase the percentage of stock our Chief Executive Officer, Chief Financial Officer, Senior Vice President and our management group beneficially holds.

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

INTRUSION INC.

Date: August 13, 2020	/s/ Jack B. Blount
Jack B. Blount
Director, President & Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2020	/s/ Michael L. Paxton
Michael L. Paxton
Chairman, Vice President, Chief Financial Officer, Treasurer & Secretary
(Principal Financial & Accounting Officer)