Form 10-Q
period 2020-09-30
INTRUSION INC
filed 2020-11-12
CIK 736012

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

* * * * * * * * * *

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on November 1, 2020 was 17,394,279.

INTRUSION INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	September 30 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$1,505	$3,334
Accounts receivable	1,030	1,566
Prepaid expenses	647	152
Total current assets	3,182	5,052
Noncurrent Assets:
Property and equipment, net	356	335
Finance leases, right-of-use assets, net	30	62
Operating leases, right-of-use asset, net	1,160	1,348
Other assets	57	38
Total noncurrent assets	1,603	1,783
TOTAL ASSETS	$4,785	$6,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,420	$1,080
Dividends payable	–	20
Finance leases liability, current portion	31	43
Operating leases liability, current portion	295	284
PPP loan payable, current portion	392	–
Deferred revenue	58	516
Total current liabilities	2,196	1,943
Noncurrent Liabilities:
Finance leases liability, noncurrent portion	1	21
Operating leases liability, noncurrent portion	1,095	1,315
PPP loan payable, noncurrent portion	239	–
Total noncurrent liabilities	1,335	1,336

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value: Authorized shares – 5,000
Series 1 shares issued and outstanding — 0 in 2020 and 200 in 2019 Liquidation preference of $1,013 in 2019	–	707
Series 2 shares issued and outstanding — 0 in 2020 and 460 in 2019 Liquidation preference of $1,155 in 2019	–	724
Series 3 shares issued and outstanding — 0 in 2020 and 289 in 2019 Liquidation preference of $634 in 2019	–	412
Common stock, $0.01 par value: Authorized shares — 80,000
Issued shares — 14,939 in 2020 and 13,552 in 2019 Outstanding shares — 14,929 in 2020 and 13,542 in 2019	149	136
Common stock held in treasury, at cost – 10 shares	(362)	(362)
Additional paid-in capital	58,877	56,759
Accumulated deficit	(57,367)	(54,777)
Accumulated other comprehensive loss	(43)	(43)
Total stockholders’ equity	1,254	3,556
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,785	$6,835

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenue	$1,588	$3,860	$5,039	$11,071
Cost of revenue	652	1,465	2,050	4,339

Gross profit	936	2,395	2,989	6,732

Operating expenses:
Sales and marketing	885	356	1,880	813
Research and development	1,081	297	2,741	775
General and administrative	377	277	962	930

Operating income (loss)	(1,407)	1,465	(2,594)	4,214

Interest income	–	–	8	–
Interest expense	(2)	(1)	(4)	(45)

Net income (loss)	$(1,409)	$1,464	$(2,590)	$4,169

Preferred stock dividends accrued	(13)	(35)	(79)	(104)
Net income (loss) attributable to common stockholders	$(1,422)	$1,429	$(2,669)	$4,065

Net income (loss) per share attributable to common stockholders:
Basic	$(0.10)	$0.11	$(0.19)	$0.30
Diluted	$(0.10)	$0.09	$(0.19)	$0.27

Weighted average common shares outstanding:
Basic	14,450	13,523	13,981	13,466
Diluted	14,450	15,371	13,981	15,314

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Nine Months Ended
	September 30, 2020	September 30, 2019
NUMBER OF PREFERRED SHARES—ISSUED AND OUTSTANDING
Balance, beginning of year	949	949
Conversion of preferred shares to common shares	(949)	–
Balance, end of nine month period	–	949
PREFERRED STOCK
Balance, beginning of year	$1,843	$1,843
Conversion of preferred shares to common shares	(1,843)	–
Balance, end of nine month period	$–	$1,843
NUMBER OF COMMON SHARES—ISSUED
Balance, beginning of year	13,552	13,259
Exercise of stock options	320	291
Conversion of preferred shares to common shares	1,067	–
Balance, end of nine month period	14,939	13,550
COMMON STOCK
Balance, beginning of year	$136	$133
Exercise of stock options	3	2
Conversion of preferred shares to common shares	10	–
Balance, end of nine month period	$149	$135
TREASURY SHARES
Balance, beginning of year and end of nine month period	$(362)	$(362)
ADDITIONAL PAID-IN-CAPITAL
Balance, beginning of year	$56,759	$56,609
Stock-based compensation	174	24
Exercise of stock options	190	234
Conversion of preferred shares to common shares	1,833	–
Preferred stock dividends declared, net of waived penalties by shareholders	(79)	(97)
Balance, end of nine month period	$58,877	$56,770
ACCUMULATED DEFICIT
Balance, beginning of year	$(54,777)	$(59,242)
Net income (loss)	(2,590)	4,169
Balance, end of nine month period	$(57,367)	$(55,073)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year and end of nine month period	$(43)	$(43)
TOTAL STOCKHOLDERS’ EQUITY	$1,254	$3,270

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30, 2020	September 30, 2019
Operating Activities:
Net income (loss)	$(2,590)	$4,169
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	164	136
Stock-based compensation	174	24
Penalties on dividends	–	6
Noncash lease costs	186	364
Changes in operating assets and liabilities:
Accounts receivable	536	(737)
Prepaid expenses and other assets	(514)	(45)
Accounts payable and accrued expenses	134	(621)
Deferred revenue	(457)	(361)
Net cash provided by (used in) operating activities	(2,367)	2,935

Investing Activities:
Purchases of property and equipment	(153)	(183)

Financing Activities:
Proceeds from PPP loan payable	629	–
Payments on loan from officer	–	(1,815)
Proceeds from stock options exercised	193	236
Payments of dividends	(99)	(667)
Reduction of finance lease liability	(32)	(47)
Net cash provided by (used in) financing activities	691	(2,293)

Net increase (decrease) in cash and cash equivalents	(1,829)	459
Cash and cash equivalents at beginning of period	3,334	1,652
Cash and cash equivalents at end of period	$1,505	$2,111

SUPPLEMENTAL DISCLOSURE OF NON CASH OPERATING AND FINANCING ACTIVITIES:
Preferred stock dividends accrued	$79	$103
Conversion of preferred stock to common	$1,843	$–

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

We develop, market and support a family of entity identification, high speed data mining and cybersecurity solutions. Our products help detect, report and mitigate cybercrimes and advanced persistent threats. Intrusion’s products help protect critical information assets by quickly detecting, protecting, analyzing and reporting attacks or misuse of classified, private and regulated information for government and enterprise networks. Our product families include the following:

•	TraceCop. Our TraceCop solution family includes a database of more than 400 terabytes of worldwide IP addresses, registrant information and their associations, along with a plurality of related IP information, some dating back nearly two decades. When combined with Intrusion’s multitude of cyber security ‘global threat feeds’, along with our TraceCop family of proprietary supporting tools, this vast and ever expanding capability is used in conjunction with our customer’s data to help identify areas of vulnerability and potential cyber security threats. In addition to its extensive capability, the TraceCop family includes analytical software with a GUI interface to assist the analysts in locating cybercriminals and other potential ‘bad actors’ or network anomalies.

•	Savant. Savant is a high speed network data mining and analysis hardware and software solution that organizes the data into networks of relationships and associations. Its patented design exceeds performance expectations and ensures ‘deep dives’ into data-in-motion in order to quickly and accurately detect advanced persistent threats. Savant can operate on networks with data flows of over 20 gigabits per second, and still maintain a 100% inspection rate of all packets.

•	INTRUSION Shield. Intrusion Shield is designed as a next generation intrusion detection and protection solution. After 20 years of providing research, analysis, and tools to the federal government and enterprise corporations, Intrusion possesses a comprehensive and proprietary database of Internet activity, including information about the activities of malicious online actors. Intrusion’s Shield solution combines the comprehensive database with artificial intelligence (AI) and real-time process flow technology to provide businesses and government agencies with a unique and affordable tool to detect, identify, and neutralize malware. The Shield AI has been specifically trained to identify and stop ransomware, the most prolific and crippling form of malware. Shield is a combination of plug-and-play hardware, software, global data, and AI services providing organizations with aggressive protection against unaddressed information security threats and the most robust defense possible against cybercrime. Unlike traditional industry approaches that rely heavily on human resources, which malicious actors have learned to bypass, Intrusion Shield uses our extensive database together with real-time AI technology to prevent illicit behavior. Shield’s proprietary architecture isolates and neutralizes malicious traffic and network flows that existing solutions cannot identify. Most breaches today are caused by malware free compromises that trigger no alarms in a firewall or endpoint solution. The common denominator is network communications, and Shield monitors and analyses all network traffic and communications allowing it to identify and stop malware-free attacks. Shield’s capabilities will continuously evolve based on real-time.

•	Additional Shield Products In Development. In addition to INTRUSION Shield, we are developing complementary solutions to create a family of Shield offerings, including our first follow on offering, Shield CLOUD, which is targeted for use by businesses with a dedicated or hybrid Cloud network environment. We are in the process of Alpha testing Shield CLOUD, and we are developing additional solutions that will address cybersecurity needs in the areas of lateral traffic, remote employees, WiFi, and mobile devices.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The December 31, 2019 balance sheet was derived from audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States. However, we believe that the disclosures are adequate to make the information presented not misleading. In our opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2020 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 27, 2020.

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

On January 1, 2019 we adopted ASU No. 2016-02, Leases (topic 842). At the date of adoption there was no impact on the statement of operations, while the balance sheet reflects recording both assets and liabilities applicable to the operating right-of-use asset lease identified. ASU No. 2016-02 did not have a material effect on the Company’s results of operations or cash flows for the three and nine month periods ended September 30, 2020 and 2019.

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

During the three month periods ended September 30, 2020 and 2019, the Company granted 10,000 and none, respectively, of stock options to employees or directors. The Company recognized $100,000 and $10,000, respectively, of stock-based compensation expense for the three month periods ended September 30, 2020 and 2019. During the nine month periods ended September 30, 2020 and 2019, the Company granted 333,000 and 24,000, respectively, of stock options to employees and directors. The Company recognized $174,000 and $24,000, respectively, of stock-based compensation expense for the nine month periods ended September 30, 2020 and 2019.

During the three month periods ended September 30, 2020 and 2019, 133,000 (30,000 under 2015 plan and 103,000 under the 2005 Plan) and 10,500 (2005 Plan) options were exercised, respectively. During the nine month periods ended September 30, 2020 and 2019, 319,600 (45,000 under the 2015 Plan and 274,600 under the 2005 Plan) and 291,000 (2005 Plan) options were exercised, respectively.

Valuation Assumptions

The fair values of employee and director option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	For Three Months Ended September 30, 2020	For Three Months Ended September 30, 2019	For Nine Months Ended September 30, 2020	For Nine Months Ended September 30, 2019
Weighted average grant date fair value	4.98	–	$2.86	$3.61
Weighted average assumptions used:
Expected dividend yield	0.0%	–	0.0%	0.0%
Risk-free interest rate	0.23%	–	0.42%	2.19%
Expected volatility	70.85%	–	76.85%	127.52%
Expected life (in years)	5.0	–	6.13	5.0

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

Contract assets represent contract billings for sales per contracts with customers and are classified as current. Our contract assets include our accounts receivables. At September 30, 2020, the Company had contract assets balance of $1,030,000. At December 31, 2019, the Company had contract assets balance of $1,566,000.

Contract liabilities consist of cash payments in advance of the Company satisfying performance obligations and recognizing revenue. The Company currently classifies deferred revenue as a contract liability. At September 30, 2020, the Company had contract liabilities balance of $58,000. At December 31, 2019, the Company had contract liabilities balance of $516,000.

6.	Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period. Our common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding options. The aggregate number of common stock equivalents excluded from the diluted income (loss) per share calculation for the three month periods ended September 30, 2020 and 2019 are 1,071,952 and 0, respectively. The aggregate number of common stock equivalents excluded from the diluted income (loss) per share calculation for the nine month periods ended September 30, 2020 and 2019 are 960,933 and 4,044, respectively. Since the Company is in a net loss position for the three and nine month periods ending September 30, 2020, basic and dilutive net loss per share are the same.

7.	Concentrations

Our operations are concentrated in one area—security software/entity identification. Sales to the U.S. Government through direct and indirect channels totaled 92.3% of total revenues for the third quarter of 2020 compared to 90.9% of total revenues for the third quarter of 2019. During the third quarter of 2020, approximately 92.3% of total revenues were attributable to four government customers compared to approximately 75.8% of total revenues attributable to three government customers in the third quarter of 2019. In the third quarter of 2020 and 2019, no individual commercial customer had revenues over 10.0% of total revenue. Our similar product and service offerings are not viewed as individual segments, as our management analyzes the business as a whole and expenses are not allocated to each product offering.

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

9.	Preferred Stock Conversion

During August 2020, all current shares of issued and outstanding preferred stock were voluntarily converted, resulting in the issuance of a total of 1,004,249 newly issued shares of the Company’s common stock. The addition of these newly issued shares has resulted in the dilution of each share of issued and outstanding common stock by a factor of 7.28%. The elimination of these three classes of preferred stock removed a number of the Company’s obligations to the holders of preferred stock (such as the obligation to pay continuing dividends) as well as a number of restrictions on the Company’s activities (such as restrictions on certain capital raising and funding transactions).

10.	Right-of-use Asset and Leasing Liabilities

Under the new lease accounting standard, we have determined that we have leases for right-of-use (ROU) assets. We have both finance right-of-use assets and operating right-of-use assets with a related lease liability. Our finance lease right-of-use assets consist of computer hardware and a copying machine. Our operating lease right-of-use assets include our rental agreements for our offices in Richardson and San Marcos, CA. Both types of lease liabilities are determined by the net present value of total payments and are amortized over the life of the lease. Both types of lease obligations are designed to terminate with the last scheduled payment. All of the finance lease right-of-use assets have a three year life and are in various stages of completion. The Richardson operating lease liability has a life of four years and two months as of September 30, 2020. The San Marcos operating lease liability has a life of six months as of September 30, 2020. The adoption of the lease accounting standard resulted in the recognition of an operating ROU asset of $1,553 thousand and a related lease liability of $1,744 thousand during the first quarter of 2019.

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

Supplemental cash flow information includes operating cash flows related to operating leases. For the nine months ended September 30, 2020 and 2019, the Company had $271 thousand and $177 thousand, respectively, in lease payments related to operating leases.

Schedule of Items Appearing on the Statement of Operations:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Operating expense:
Amortization expense – Finance ROU	$11	$16	$32	$48
Lease expense – Operating ROU	82	82	248	244
Other expense:
Interest expense – Finance ROU	$–	$1	$2	$3

Future minimum lease obligations consisted of the following at September 30, 2020 (in thousands):

	Operating	Finance
Period ending September 30,	ROU Leases	ROU Leases	Total
2021	$363	$31	$394
2022	367	2	369
2023	378	–	378
2024	384	–	384
2025	62	–	62
Thereafter	–	–	–
	$1,554	$33	$1,587
Less Interest*	(164)	(1)
	$1,390	$32

*Interest is imputed for operating ROU leases and classified as lease expense and is included in operating expenses in the accompanying condensed consolidated statement of operations.

11.	PPP Loan

On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which includes provision for a Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration (“SBA”). The PPP allows qualifying businesses to borrow up to $10 million calculated based on qualifying payroll costs. The loan is guaranteed by the federal government, and does not require collateral. On April 30, 2020 we entered into a PPP Loan with Silicon Valley Bank effective April 30, 2020, pursuant to the PPP under CARES for $629,000. The PPP Loan matures on April 30, 2022 and bears interest at a rate of 1.0% per annum. Monthly amortized principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan funds were received on April 30, 2020. The PPP Loan contains events of default and other provisions customary for a loan of this type. The PPP provides that (1) the use of PPP Loan amount shall be limited to certain qualifying expenses, (2) 100 percent of the principal amount of the loan is guaranteed by the SBA and (3) an amount up to the full principal amount may qualify for loan forgiveness in accordance with the terms of CARES. As of September 30, 2020, the Company was in full compliance with all covenants with respect to the PPP Loan. The Company expects to use the full proceeds of the PPP loan in accordance with the provisions of CARES. As of September 30, 2020, the balance of the PPP Loan was $631,000, which includes $2.0 thousand in accrued interest. We have submitted the PPP Loan Forgiveness Application and expect full forgiveness as we have met all stated requirements.

Future minimum loan obligations consisted of the following at September 30, 2020 (in thousands):

Period ending September 30,	PPP Loan
2021	$392
2022	249
2023	–
2024	–
2025	–
Thereafter	–
$641
Less Interest*	(12)
$629

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

13.	Subsequent Events

The Company completed a follow-on public offering of 3,565,000 shares of common stock at a price to the public of $8.00 per share, including 2,000,000 shares of common stock to be issued and sold by INTRUSION and 1,100,000 shares of common stock to be offered by the group of selling shareholders, together with 465,000 shares purchased when the underwriter exercised its option to purchase all of the available shares under the underwriter’s overallotment option (the “Secondary Public Offering”). Gross proceeds of the offering to the company, before deducting underwriting discounts, commissions and estimated offering expenses, were approximately $19,720,000. Net proceeds to INTRUSION of approximately $18,053,000 are intended to fund several growth initiatives, including the commercialization of its new INTRUSION Shield solutions designed for the enterprise market.

On October 9, 2020 and in connection with the closing of our Secondary Public Offering, our stock began trading on the Nasdaq Capital Market (“Nasdaq”) under the symbol “INTZ”.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, including, without limitation, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are generally accompanied by words such as “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate,” “may” or other words that convey uncertainty of future events or outcomes. These statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations, which we describe in more detail elsewhere in this Quarterly Report on Form 10-Q, as well as in our 2019 Annual Report on Form 10-K, filed March 27, 2020, and our Quarterly Reports on Form 10-Q filed on May 15, 2020 and August 13, 2020 under Item 1A “Risk Factors” include, but are not limited to:

•	We had a net loss of $1.4 million for the quarter ended September 30, 2020, and we have an accumulated deficit of $57.4 million as of September 30, 2020. To continue current financial performance, we must increase revenue levels.
•	We may be unable to successfully market, promote, and sell our new commercial solution, INTRUSION Shield, and market it through new sales channels to a new set of prospective customers.
•	We could experience damage to our reputation in the cybersecurity industry in the event that our INTRUSION Shield solution fails to perform as expected, to meet our customers’ needs, or to achieve market acceptance.
•	We have broad discretion in the use of the net proceeds from our Secondary Public Offering and may not use them effectively.
•	Substantial blocks of our total outstanding shares may be sold into the market when “lock-up” or “market standoff” periods end. If there are substantial sales of shares of our common stock, the price of our common stock could decline.
•	Our common stock may experience volatility in trading or loss in value as a result of the effects of the coronavirus on the US and global economies.
•	A large percentage of our current revenues are received from U.S. government entities, and the loss of these customers or our failure to widen the scope of our customer base to include general commercial enterprises could negatively affect our revenues.
•	If we fail to respond to rapid technological changes in the network security industry, we may lose customers or our solutions may become obsolete.
•	We face intense competition from both start-up and established companies that may have significant advantages over us and our solutions.
•	Our management and larger stockholders currently exercise significant control over our Company and will continue to have influence over our Company after the offering has concluded, and such influence may be in conflict to your interests.
•	Our solutions are highly technical and if they contain undetected errors, our business could be adversely affected and we might have to defend lawsuits or pay damages in connection with any alleged or actual failure of our solutions and services.
•	A breach of network security could harm public perception of our cybersecurity solutions, which could cause us to lose revenues.
•	We must adequately protect our intellectual property in order to prevent loss of valuable proprietary information.
•	We may incur substantial expenses defending ourselves against claims of infringement.
•	The price of our common stock has been volatile in the past and may continue to be volatile in the future due to factors outside of our control.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of net revenues. The period-to-period comparison of financial results is not necessarily indicative of future results. Furthermore, the results of operations as of the three and nine-months ended September 30, 2020 do not reflect the Company’s receipt of approximately $18,053,000 from the net proceeds of its Secondary Public Offering.

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Total revenue	100.0%	100.0%	100.0%	100.0%

Total cost of revenue	41.1	38.0	40.7	39.2

Gross profit	58.9	62.0	59.3	60.8

Operating expenses:
Sales and marketing	55.7	9.2	37.3	7.4
Research and development	68.1	7.7	54.4	7.0
General and administrative	23.7	7.1	19.1	8.4

Operating income (loss)	(88.6)	38.0	(51.5)	38.0

Interest income	–	–	0.4	–
Interest expense	(0.1)	(0.1)	(0.2)	(0.4)

Income (loss) before income tax provision	(88.7)	37.9	(51.3)	37.6

Income tax provision	–	–	–	–

Net income (loss)	(88.7)%	37.9%	(51.3)%	37.6%
Preferred stock dividends accrued	(0.8)	(0.9)	(1.6)	(0.9)

Net income (loss) attributable to common stockholders	(89.5)%	37.0%	(52.9)%	36.7%

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Domestic revenues	100.0%	100.0%	100.0%	100.0%
Export revenues	–	–	–	–

Net revenues	100.0%	100.0%	100.0%	100.0%

Net Revenues. Net revenues for the quarter and nine months ended September 30, 2020 were $1.6 million and $5.0 million, respectively, compared to $3.9 million and $11.1 million for the same periods in 2019. Product revenues decreased $2.3 million for the quarter ended September 30, 2020, and $6.1 million for the nine months ended September 30, 2020 compared to the same periods in 2019. Decreased product revenues were primarily due to a decrease in sales of our TraceCop product line. TraceCop sales for the quarters ended September 30, 2020 and 2019 were $1.5 million and $3.9 million, respectively. TraceCop sales continue to be negatively affected due to Covid-19. Savant sales increased to $106 thousand for the quarter ended September 30, 2020 compared to $29 thousand for the quarter ended September 30, 2019. We expect the launch of our INTRUSION Shield solution to begin to have positive effects on our net revenue in fiscal year 2021.

Concentration of Revenues. Revenues from sales to various U.S. government entities totaled $1.5 million, or 92.3% of revenues, for the quarter ended September 30, 2020 compared to $3.5 million, or 90.9% of revenues, for the same period in 2019. Revenues from sales to various U.S. government entities totaled $4.3 million, or 84.4% of revenues, for the nine months ended September 30, 2020, compared to $9.9 million, or 89.8% of revenues, for the same period in 2019. Sales to commercial customers totaled 7.7% of total revenue for the third quarter of 2020 compared to 9.1% of total revenue for the third quarter of 2019. During the third quarter of 2020 and 2019, no individual commercial customer had revenues over 10.0% of total revenue. Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including, without limitation, potential disruption to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience. Although we do not anticipate that any of our revenues with government customers will be renegotiated, a large number of cancelled or renegotiated government orders could have a material adverse effect on our financial results. Currently, we are not aware of any proposed cancellation or renegotiation of any of our existing arrangements with government entities and, historically, government entities have not cancelled or renegotiated orders which had a material adverse effect on our business. Although we expect our concentration of revenues to vary among customers in future periods depending upon the timing of certain sales, we anticipate that sales to government customers will decrease as a percentage of revenues to the extent our INTRUSION Shield solution and its follow-on solutions appeal to a wider customer base comprised of commercial customers who are distinct from and our historical customer base of governmental and regulatory customers.

Gross Profit. Gross profit was $0.9 million or 58.9% of net revenues for the quarter ended September 30, 2020, compared to $2.4 million or 62.0% of net revenues for the quarter ended September 30, 2019. Gross profit was $3.0 million or 59.3% of net revenues for the nine months ended September 30, 2020 compared to $6.7 million or 60.8% of net revenues for the nine months ended September 30, 2019. Gross profit on product revenues for the quarter and nine months ended September 30, trended from 62.0% and 60.8%, respectively, in 2019 to 58.9% and 59.3%, respectively, in 2020 mainly due to a change in product mix. Gross profit decreases can be attributed to such variables as labor hour rates and department overhead. Gross profit as a percentage of net revenues is impacted by several factors, including shifts in product mix, changes in channels of distribution, revenue volume, pricing strategies, and fluctuations in revenues of integrated third-party products. We expect our gross profit will be affected by the introduction, marketing, and sales of our new INTRUSION Shield solution and its follow on solutions to the extent that such products receive market acceptance.

Sales and Marketing. Sales and marketing expenses increased to $0.9 million for the quarter ended September 30, 2020, compared to $0.4 million for same period in 2019. Sales and marketing expenses increased to $1.9 million for the nine months ended September 30, 2020, compared to $0.8 million for the same period in 2019. For the nine months ended September 30, 2020, sales and marketing expenses increased due to increased expense due to planned investment in the marketing of INTRUSION Shield. Sales and marketing expenses may vary in the future. We believe that these costs will increase through the end of 2020 as we continue to invest in the marketing of INTRUSION Shield.

Research and Development. Research and development expenses increased to $1.1 million for the quarter ended September 30, 2020 compared to $0.3 million for the same period in 2019. Research and development expenses increased to $2.7 million for the nine months ended September 30, 2020 compared to $0.8 million for the same period in 2019. The increase in research and development expense was due partly to increased costs related to the development of our INTRUSION Shield solution as well as an increase in labor expense due to less direct labor required on existing projects. Research and development costs are expensed in the period in which they are incurred. Research and development expenses may vary in the future; mainly dependent on levels of research and development labor expense charged to projects. We expect research and development expenses to increase through the end of2020 due to product development of INTRUSION Shield as well as its follow-on product solutions.

General and Administrative. General and administrative expenses increased to $0.4 million for the quarter ended September 30, 2020, compared to $0.3 million for the same period in 2019. General and administrative expenses increased to $1.0 million for the nine months ended September 30, 2020, compared to $0.9 million for the same period in 2019. It is expected that general and administrative expenses will increase throughout the remainder of 2020 due to increases in administrative expenses related to the implementation of INTRUSION Shield.

Interest. Interest expense increased to $2 thousand for the quarter ended September 30, 2020 compared to $1 thousand for the same period in 2019. Interest expense decreased to $4 thousand for the nine months ended September 30, 2020 compared to $45 thousand for the same period in 2019. Interest expense decreased due to decreased amount of Loan Payable to Officer culminating in our repayment of the balance in May 2019. Interest expense will vary in the future based on our cash flow and borrowing needs. Interest income increased to $3 hundred for the quarter ended September 30, 2020 compared to none for the same period in 2019. Interest income increased to $8 thousand for the nine months ended September 30, 2020 compared to none for the same period in 2019. This is attributable to investing extra cash in money market accounts and getting better interest rates.

Liquidity and Capital Resources

Our principal source of liquidity at September 30, 2020, was approximately $1.5 million of cash and cash equivalents. At September 30, 2020, we had working capital deficiency of $1.0 million compared to $2.9 million working capital at September 30, 2019.

Net cash used by operations for the nine months ended September 30, 2020 was $2.4 million due primarily to a net loss of $2.6 million, a $514 thousand increase in prepaid expenses and other assets, and a $457 thousand decrease in deferred revenue. This was partially offset by the following sources of cash and non-cash items: a $536 thousand decrease in accounts receivable, $186 thousand expense in noncash lease costs, a $134 thousand decrease in accounts payable and accrued expenses, $164 thousand in depreciation and amortization expense and $174 thousand in stock-based compensation. Net cash provided by operations for the nine months ended September 30, 2019 was $2.9 million due primarily to a net income of $4.2 million and the following sources of cash and non-cash items: $364 thousand in noncash lease costs, $136 thousand in depreciation and amortization expense, $24 thousand in stock-based compensation, and $6 thousand in penalties and waived penalties on dividends. This was partially offset by a $737 thousand increase in accounts receivable, a $621 thousand decrease in accounts payable and accrued expenses, a $361 thousand decrease in deferred revenue, and a $45 thousand increase in prepaid expenses and other assets. Future fluctuations in inventory balances, accounts receivable and accounts payable will be dependent upon several factors, including, but not limited to, quarterly sales volumes and timing of invoicing, and the accuracy of our forecasts of product demand and component requirements.

Net cash used in investing activities for the nine months ended September 30, 2020, was $153 thousand for net purchases of property and equipment, compared to net cash used by investing activities for the nine months ended September 30, 2019, was $183 thousand for net purchases of property and equipment.

Net cash provided by financing activities in 2020 was $691 thousand with proceeds of $629 thousand from a PPP loan and proceeds from exercise of stock options of $193 thousand. This was directly offset by the following uses of cash: payments for preferred stock dividends of $99 thousand and payment on principal of finance right-of-use leases of $32 thousand. Net cash used by financing activities in 2019 was $2.3 million with payments on the loan from an officer of $1.8 million, payments for preferred stock dividends of $667 thousand, and payment on principal of finance right-of-use leases of $47 thousand. This was directly offset by the following provisions of cash: proceeds from exercise of stock options of $236 thousand.

At September 30, 2020, the Company did not have any material commitments for capital expenditures.

During the nine months ended September 30, 2020, the Company funded its operations through the use of cash and cash equivalents. As of September 30, 2020, we had cash and cash equivalents of approximately $1,505,000, down from approximately $3,334,000 as of December 31, 2019. We generated a net loss of $1,409,000 for the quarter ended September 30, 2020 compared to net income of $1,464,000 for the quarter ended September 30, 2019. Based on funds received from a common stock offering, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months. As of October 24, 2019, our funding available from the CEO Note terminated.

We expect to fund our operations through anticipated Company profits together with the approximately $18 million in net proceeds we received from our Secondary Public Offering, which we believe will be sufficient to finance our operations, the additional expenses of marketing, promoting, and selling our new INTRUSION Shield solution and the development of its follow-on solutions, as well as other expected capital expenditures for the next twelve months.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020, and concluded that the disclosure controls and procedures were effective.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) as of December 31, 2019, and concluded that there have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item A	RISK FACTORS

Factors That May Affect Future Results of Operations

We are providing the following information regarding changes that have occurred to previously disclosed risk factors from our Annual Report on Form 10-K for the year ended December 31, 2019. In addition to the other information set forth below and elsewhere in this report, you should consider the factors discussed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2019 filed on March 27, 2020 and in our Form 10-Q for the quarters ended March 31, 2020 filed on May 15, 2020 and June 30, 2020 filed on August 13, 2020. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We had a net loss of $1.4 million for the quarter ended September 30, 2020, and we have an accumulated deficit of $57.4 million as of September 30, 2020. To continue current financial performance, we must increase revenue levels.

For the quarter ended September 30, 2020, we had a net loss of $1.4 million and had an accumulated deficit of approximately $57.4 million as of September 30, 2020, compared to a net income of $1.5 million for the quarter ended September 30, 2019 and an accumulated deficit of approximately $54.8 million at December 31, 2019. We need to increase current revenue levels from the sales of our solutions if we are to regain profitability. If we are unable to achieve these revenue levels, losses could continue for the near term and possibly longer, and we may not regain profitability or generate positive cash flow from operations in the future.

We do not anticipate significant changes in net revenue for the fourth quarter of fiscal year 2020 as compared with the third quarter, which was lower than previous quarters. Lack of increased revenue could adversely affect our results of operation, our liquidity position, and result in a decline in the price of our common stock.

The Company anticipates that we will not see significant changes in our net revenue for the quarterly period ending on December 31, 2020 as compared with the third quarter, which was lower than previous quarters. While it is premature to determine whether this depressed revenue is a trend or merely a reflection of our customers’ varying ordering patterns, our inability to increase our net revenue could result in lower operating results for the fiscal year 2020, have a negative effect on our cash flow and our overall liquidity position, and potentially affect the perception of the Company’s value in the marketplace and result in a decline in the price of our common stock.

Further, our expense levels are based, in part, upon our expectations as to future revenues and are largely fixed in the short term. Therefore, we may not be able to timely adjust our expenditures in order to compensate for an unanticipated shortfall in revenue in any given quarter. Any significant, unanticipated shortfall in revenues could have an immediate and significant effect on our operating results for that quarter and might lead to a reduced market price for our stock.

We may be unable to successfully market, promote, and sell our new commercial solution, INTRUSION Shield, and market it through new sales channels to a new set of prospective customers.

We anticipate significant resources will be required in order to succeed in launching our new INTRUSION Shield solution, including the time, attention, and focus of our senior management and our research and development team, coordination of new marketing strategies highlighting this new offering and promoting it through new and expanded sales channels to a wider audience of prospective customers than we have historically marketed and sold our solutions and services. In addition, significant financial resources will be required to successfully manage the implementation of this new solution. This could result in diversion of those resources from critical areas of our company operations and a potential strain on our liquidity and ability to meet our current and these anticipated increases in our cash-flow needs.

We could experience damage to our reputation in the cybersecurity industry in the event that our INTRUSION Shield solution fails to perform as expected, to meet our customers’ needs, or to achieve market acceptance.

Our reputation in the industry as a leading provider of entity identification, data mining, and advanced persistent threat detection solutions may be harmed, perhaps significantly, in the event that our new INTRUSION Shield fails to perform as we expect it to. If Shield does not perform as we expect, if we experience delivery delays, or if our customers do not perceive the benefits of purchasing and using Shield as part of their comprehensive cybersecurity solution, our position as a leader in this technology space may be damaged and could affect the willingness of our customers, as well as potential customers, to purchase our other solutions that function separately from our INTRUSION Shield. Any reputational damage could result in a decrease in orders for all of our solutions, the loss of current customers, and a decrease in our overall revenues which could in turn have a material adverse effect on our results of operation.

Uncertainties surrounding the effects of the coronavirus, particularly potential diversion of time and resources of the federal, state, and local governmental entities which make up a significant concentration of our customer base, could cause a material adverse effect on our results of operations and financial results.

We have a concentration of customers that are federal, state, and local governmental entities. Such entities have had to allocate resources and adjust budgets to accommodate real and potential contingencies related to the effects of the coronavirus and measures required to be put in place to prevent and contain contamination of the virus. These uncertainties have resulted in decreased demand by some of our customers for our current solutions. A continued decrease in orders for our solutions by government customers could cause a material adverse effect on our operations and financial results. While we anticipate that widening the scope of our customer base through the introduction of our INTRUSION Shield solution will minimize the effect of this decrease in demand by our government customers, we can offer no assurances as to the effects the Coronavirus may continue to have on our current or future customers.

Our common stock may experience volatility in trading or loss in value as a result of the effects of the coronavirus on the US and global economies.

Uncertainties surrounding the effects of the coronavirus on the US and global economies has resulted in an increase in volatility and violent drops in the value of publicly traded securities. While the price of our common stock has not experienced such volatility or loss in value, we can offer no assurances that the long-term effects on the overall US economy will not negatively affect us in the future.

We must expend time and resources addressing potential cybersecurity risk, and any breach of our information security safeguards could have a material adverse effect on the Company.

The threat of cyber-attacks requires additional time and money to be expended in efforts to prevent any breaches of our information security protocols. However, we can provide no assurances that we can prevent all such attempts from being successful, which could result in expenses to address and remediate such breaches as well as potentially losing the confidence of our customers who depend upon our services to prevent and mitigate such attacks on their respective business. Should a material breach of our information security systems occur, it would likely have a material adverse impact on our business operations, our customer relations, and our current and future sales prospects, resulting in a significant loss of revenue.

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

A large percentage of our current revenues are received from U.S. government entities, and the loss of these customers or our failure to widen the scope of our customer base to include general commercial enterprises could negatively affect our revenues.

A large percentage of our current revenues result from sales to U.S. government entities. If we were to lose one or more of these customers, our revenues could decline and our business and prospects may be materially harmed. Further, sales to the government present risks in addition to those involved in sales to commercial customers, including potential disruption due to appropriation and spending patterns, delays in approving a federal budget and the government’s right to cancel contracts and purchase orders for its convenience. While we expect that developing relationships with non-governmental customers will mitigate or eliminate this dependence on, and risk from, serving governmental entities, we can offer no assurances that we will be able to sufficiently diversify our customer portfolio in a time and manner to adequately mitigate this risk.

Almost all of our revenues are currently from one family of solutions with a limited number of customers, and the decrease of revenue from sales of this family of solutions could materially harm our business and prospects. Timeliness of orders from customers may cause volatility in growth.

Almost all of our revenues result from sales of one cybersecurity solution. TraceCop revenues were $1.5 million for the quarter ended September 30, 2020, compared to $3.9 million for the third quarter 2019. While we anticipate the introduction of our new INTRUSION Shield solution will minimize our dependence on this single solution, we can offer no assurances as such, and in the absence of a shift in solution mix, we may continue to face risks in the event that sales of this key solution to these limited customers were to decrease.

We are highly dependent on sales of our current solutions through indirect channels, the loss of which would materially adversely affect our operations.

We derived 53.8% of revenue in the third quarter of 2020 through indirect channels of mainly government resellers, compared to 90.9% of our revenues in the quarter ended September 30, 2019. We must expand sales of our current solutions as well as any new solutions, such as the INTRUSION Shield, through these indirect channels in order to increase our revenues. We cannot assure you that our current solutions or future solutions will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues. Further, many of our competitors are also trying to sell their products and solutions through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our solutions.

You will experience substantial dilution upon the exercise of certain stock options currently outstanding.

On November 1, 2020, we had 17,394,279 shares of common stock outstanding. Upon the exercising of current options exercisable at or below the exercise price of $4.25, we would have approximately 18,015,782 shares of common stock outstanding, a 3.6% increase in the number of shares of our common stock outstanding.

We resemble a developmental stage company and our business strategy may not be successful.

We depend exclusively on revenues generated from the sale of our current network security/advanced persistent threat detection solution (Savant), which has received limited market acceptance, and our entity identification, data mining and analytic solution (TraceCop). We can provide no assurances that these solutions or our newly developed INTRUSION Shield solution will ever achieve widespread market acceptance or that an adequate market for these solutions will ever emerge. Consequently, we resemble a developmental stage company and will face the following inherent risks and uncertainties:

•	the need for our current and in-development solutions to achieve market acceptance and produce a sustainable revenue stream;
•	our ability to manage costs and expenses;
•	our dependence on key personnel;
•	our ability to obtain financing on acceptable terms; and
•	our ability to offer greater value than our competitors.

Our business strategy may not successfully address these risks. If we fail to recognize significant revenues from the sales of our current and in-development solutions, our business, financial condition and operating results would be materially adversely affected.

If we fail to respond to rapid technological changes in the network security industry, we may lose customers or our solutions may become obsolete.

The network security industry is characterized by frequent product and service introductions, rapidly changing technology and continued evolution of new industry standards. We have and must continue to introduce upgrades to our current solutions rapidly in response to customer needs such as new computer viruses or other novel external attacks on computer networks. Further, our new INTRUSION Shield solution represents our efforts to continue to provide state-of-the art first-in-time innovation for our customer’s cybersecurity solutions. As a result, our success depends upon our ability to develop and introduce in a timely manner such upgrades, enhancements, and new solutions to meet evolving customer requirements and industry standards. The development of technologically advanced network security products and solutions is a complex and uncertain process requiring high levels of innovation, rapid response, and accurate anticipation of technological and market trends. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced solutions successfully in a timely manner. Further, we or our competitors may introduce new solutions or enhancements that shorten the life cycle of our existing solutions or cause our existing solutions to become obsolete.

We face intense competition from both start-up and established companies that may have significant advantages over us and our solutions.

The market for our solutions is intensely competitive. There are numerous companies competing with us in various segments of the data security markets, and their products or solutions may have advantages over our solutions in areas such as conformity to existing and emerging industry standards, interoperability with networking and other cybersecurity products, management and security capabilities, performance, price, ease of use, scalability, reliability, flexibility, features, and technical support.

Our principal competitors in the data mining and advanced persistent threat market include Niksun, NetScout, Fireeye, and Darktrace. Our current and potential competitors may have one or more of the following significant advantages over us:

•	greater financial, technical and marketing resources;

•	better name recognition;

•	more comprehensive security solutions;

•	better or more extensive cooperative relationships; and

•	larger customer base.

We cannot assure you that we will be able to compete successfully with our existing or new competitors. Some of our competitors may have, in relation to us, one or more of the following:

•	longer operating histories;

•	longer-standing relationships with OEM and end-user customers; and

•	greater customer service, public relations and other resources.

As a result, these competitors may be able to more quickly develop or adapt to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products or solutions. Additionally, it is likely that new competitors or alliances among existing competitors could emerge and rapidly acquire significant market share.

Our management and larger stockholders currently exercise significant control over our Company and will continue to have influence over our Company after the offering has concluded, and such influence may be in conflict to your interests.

As of November 1, 2020, our executive officers and directors beneficially own approximately 20.7% of our voting power. In addition, other related non-affiliate parties control approximately 25.6% of voting power. As a result, these stockholders have been able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, including the details of this offering. Although we follow our policies regarding related party transactions and have, in fact, created a special committee of our Board to negotiate, arrange, and complete this offering, including determining the extent of the participation of these stockholders in the offering, we cannot entirely eliminate the influence of these stockholders as long as they hold such a concentration of the voting power of our common stock.

Our solutions are highly technical and if they contain undetected errors, our business could be adversely affected and we might have to defend lawsuits or pay damages in connection with any alleged or actual failure of our solutions and services.

Our solutions are highly technical and complex, are critical to the operation of many networks and, in the case of ours, provide and monitor network security and may protect valuable information. Our solutions have contained and may contain one or more undetected errors, defects or security vulnerabilities. Some errors in our solutions may only be discovered after a solution has been installed and used by end customers. Any errors or security vulnerabilities discovered in our solutions after commercial release could result in loss of revenues or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could adversely affect our business and results of operations. In addition, we could face claims for product liability, tort, or breach of warranty. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention. In addition, if our business liability insurance coverage is inadequate or future coverage is unavailable on acceptable terms or at all, our financial condition could be harmed.

A breach of network security could harm public perception of our cybersecurity solutions, which could cause us to lose revenues.

If an actual or perceived breach of network security occurs in the network of a customer of our cybersecurity solutions, regardless of whether the breach is attributable to our solutions, the market perception of the effectiveness of our solutions could be harmed. This could cause us to lose current and potential end customers or cause us to lose current and potential value-added resellers and distributors. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques.

If our solutions do not interoperate with our customers’ networks, installations will be delayed or cancelled and could harm our business.

Our solutions are designed to interface with our customers’ existing networks, each of which have different specifications and utilize multiple protocol standards and products or solutions from other vendors. Many of our customers’ networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Our solutions will be required to interoperate with many products and solutions within these networks as well as future products or solutions in order to meet our customers’ requirements. If we find errors in the existing software or defects in the hardware used in our customers’ networks, we may have to modify our software or hardware to fix or overcome these errors so that our solutions will interoperate and scale with the existing software and hardware, which could be costly and negatively impact our operating results. In addition, if our solutions do not interoperate with those of our customers’ networks, demand for our solutions could be adversely affected, orders for our solutions could be cancelled, or our solutions could be returned. This could hurt our operating results, damage our reputation and seriously harm our business and prospects.

We must adequately protect our intellectual property in order to prevent loss of valuable proprietary information.

We rely primarily on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures, and non-disclosure agreements to protect our proprietary technology. However, unauthorized parties may attempt to copy or reverse- engineer aspects of our solutions or to obtain and use information that we regard as proprietary. Policing unauthorized use of our solutions is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our intellectual property. This is particularly true in foreign countries whose laws may not protect proprietary rights to the same extent as the laws of the United States and may not provide us with an effective remedy against unauthorized use. If protection of our intellectual property proves to be inadequate or unenforceable, others may be able to use our proprietary developments without compensation to us, resulting in potential cost advantages to our competitors.

We may incur substantial expenses defending ourselves against claims of infringement.

There are numerous patents held by many companies relating to the design and manufacture of network security systems. Third parties may claim that our solutions infringe on their intellectual property rights. Any claim, with or without merit, could consume our management’s time, result in costly litigation, cause delays in sales or implementations of our solutions or require us to enter into royalty or licensing agreements. Royalty and licensing agreements, if required and available, may be on terms unacceptable to us or detrimental to our business. Moreover, a successful claim of product infringement against us or our failure or inability to license the infringed or similar technology on commercially reasonable terms could seriously harm our business.

The price of our common stock has been volatile in the past and may continue to be volatile in the future due to factors outside of our control.

The market price of our common stock has been highly volatile in the past and may continue to be volatile in the future. During fiscal year 2019, the market price of our common stock on the OTCQB fluctuated between $2.90 and $5.55 per share. For the nine months ended September 30, 2020, the market price of our common stock on the OTCQB fluctuated between $2.34 and $18.18 per share. The market price of our common stock may fluctuate significantly in the future in response to a number of factors, many of which are outside our control, including:

•	variations in our quarterly operating results;

•	changes in estimates of our financial performance by securities analysts;

•	changes in market valuations of our competitors;

•	thinly traded common stock;

•	our ability to successfully produce, market, and sell our new INTRUSION Shield solution through new and broader sales channels to an expanded potential client market;

•	announcements by us or our competitors of new products or solutions, significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

•	product or design flaws, product recalls or similar occurrences;

•	additions or departures of key personnel;

•	sales of common stock in the future; and

•	fluctuations in stock market prices and volume, which are relatively typical for high technology companies.

Item 6.	Exhibits

The following Exhibits are filed with this report form 10-Q:

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	Certification Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRUSION INC.

Date: November 12, 2020	/s/ Jack B. Blount
Jack B. Blount
Director, President & Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2020	/s/ Michael L. Paxton
Michael L. Paxton
Director, Vice President, Chief Financial Officer, Treasurer & Secretary
(Principal Financial & Accounting Officer)

