Form 10-K
period 2020-12-31
INTRUSION INC
filed 2021-03-09
CIK 736012

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER 0-20201

Intrusion Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	75-1911917
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 EAST PARK BLVD, SUITE 1300 PLANO, TEXAS	75074
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 234-6400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2020: $14,303,875.

As of February 12, 2021, 17,538,779 shares of the issuer’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement filed in connection with the Registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

INTRUSION INC.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which statements involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition; business strategy and plans; the expected benefits from the roll out of our new products and solutions to an expanding customer base; are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as "anticipate," "believe," "contemplate," "continue," "could," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "project," "should," "target," "will," or "would" or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about: our future financial performance; our expectations about our new products and solutions; our ability to attract new customers in new and expanded markets and retain existing customers; and our ability to manage and implement our current growth strategies.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

In addition, statements that "we believe" and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. While we believe that such information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law.

ii

PART I

Item 1.     Description of Business.

Our Corporate Information

We were organized in Texas in September 1983 and reincorporated in Delaware in October 1995. Our principal executive offices are located at 101 East Park Boulevard, Suite 1300, Plano, Texas 75074, and our telephone number is (972) 234-6400. Our website URL is www.intrusion.com. References to the “Company”, “we”, “us”, “our”, “Intrusion” or “Intrusion Inc.” refer to Intrusion Inc. and its subsidiaries. TraceCop and Savant are trademarks of Intrusion Inc..

Our Business

We develop, sell and support products that protect any-sized company or government organization by fusing advanced threat intelligence with real-time artificial intelligence to neutralize cyberattacks as they occur – including Zero-Day attacks. We market and distribute our solutions through a direct sales force and value-added resellers. Our end-user customers include U.S. federal government entities, state and local government entities, and companies ranging in size from mid-market to large enterprises.

Our Solutions

INTRUSION Shield tm

INTRUSION Shield, our cornerstone cybersecurity solution is a comprehensive, real-time AI-based Security-as-a-Service that inspects and kills all dangerous network connections before they can do damage. What makes our approach unique is that it inspects every packet of inbound and outbound traffic and analyzes the reputation of the IP addresses (source and destination), the domain and ports it is communicating on, along with many other fields in the packet to neutralize malicious connections.

Most breaches today are caused by malware free compromises that trigger no alarms in a firewall or endpoint solution. The common denominator is network , which Shield monitors and analyses, allowing Shield to identify and stop all attacks, even malware-free attacks. Shield’s capabilities continuously evolve based on constant machine learning and neural networking technology. Unlike traditional industry approaches that rely heavily on human mitigation and defensive approaches, which malicious actors and nation states have learned to bypass. Shield’s proprietary architecture isolates and neutralizes malicious traffic and network flows that existing solutions cannot identify before they harm a corporation or government organization.

Shield is designed as a next generation Network Detection and Response solution. After 30 years of providing research, analysis, tools and services to the federal government and enterprise corporations, Intrusion possesses a comprehensive and proprietary data set of petabytes of Internet traffic, including information about the activities of malicious online actors. Shield integrates this rich TraceCop data set with artificial intelligence (AI) and Savant real-time process flow technology to provide our customers with a unique and affordable tool to detect, identify, and neutralize cyberattacks. In particular, the Shield AI has been specifically trained to identify and stop Zero-Day attacks and ransomware, the most prolific and crippling forms of malware today.

INTRUSION TraceCop TM

INTRUSION TraceCop is our big data tool with extensive IP intelligence canvassing the entire Internet. It contains largest repository of reputation information on known good and known bad active IP addresses (both IPv4 and IPv6). TraceCop contains an inventory of network selectors and enrichments useful to support forensic investigations.  The data contains a history of IPv4 and IPv6 block allocations and transfers, historical mappings of IP addresses to Autonomous Systems (ASNs) as observed through BGP, and approximately one billion historically registered domain names and registration context. TraceCop contains tens of billions of historic DNS resolutions of Fully Qualified Domain Names (FQDNs or hostnames) on each of these domains. Together, this shows relationships, hosting, and attribution for Internet resources. TraceCop also contains web server content surveys of content, such as natural language and topic of the content on hundreds of millions of websites and servers and OS fingerprints of services showing applications running on an IP. This context allows Shield to assess the use and purpose of an Internet resource. TraceCop also contains a history of threat and reputation for each hostname and IP address over time. All this makes it a very effective network forensics and cybersecurity analysis tool to inform Shield.

INTRUSION Savant TM

INTRUSION Savant is a network monitoring solution that leverages the rich data available in TraceCop to identify suspicious traffic in real-time. Savant uses several original patents to uniquely characterize and record all network flows. Savant is a network reconnaissance and attack analysis tool used by forensic analysts in the DoD, Federal Government and corporations with in-house threat research teams. For example, Savant users can create various automated rules to inspect packets matching (or not) certain criteria such as creating a rule to ensure the Source MAC address field in the Ethernet header and Source IP address from the IP header are always the same, failing which could indicate MAC or IP Spoofing in progress. Similarly, threat investigators can create rules using regular expressions by combining multiple fields in the packet headers. Ultimately, the rich capabilities of Savant provides the real-time analysis that Shield uses to make decisions on whether or not a packet is malicious.

Our Intellectual Property and Licenses

Our success and our ability to compete are dependent, in part, upon our proprietary technology. We principally rely on a combination of contractual rights, trade secrets and copyright laws to establish and protect our proprietary rights in our solutions. In addition, we have received two patents, and we are in the process of applying for patents for our Shield family of solutions. We have also entered into non-disclosure agreements with our suppliers, resellers, and certain customers to limit access to and disclosure of proprietary information. There can be no assurance that the steps taken by us to protect our intellectual property will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology, although it would be extremely difficult to replicate the proprietary and comprehensive internet databases we have developed over the past 24 years.

We have entered into software and solution license agreements with various suppliers. These license agreements provide us with additional software and hardware components that add value to our cybersecurity solutions. These license agreements do not provide proprietary rights that are unique or exclusive to us and are generally available to other parties on the same or similar terms and conditions, subject to payment of applicable license fees and royalties. We do not consider any of the solution license, software or supplier agreements to be material to our business, but rather complementary to our business and offerings.

Our Competition

The market for network and data protection security solutions is intensely competitive and subject to frequent introductions of new technologies, and potentially improved price and performance characteristics. Industry suppliers compete in areas such as conformity to existing and emerging industry standards, interoperability with networking and other cybersecurity solutions, management and security capabilities, performance, price, ease of use, scalability, reliability, flexibility, features and technical support. The market for identity identification and data mining is highly fragmented and thus allows more opportunities for companies to compete.

There are numerous companies competing in various segments of the data security markets. At this time, we have little or no competitors for TraceCop; however, we expect competitors could emerge in the future. These competitors currently perform only a portion of the functions that we are able to perform with TraceCop. We have been continuously collecting the TraceCop data for more than twenty years, and we believe that none of our current or future competitors will have the ability to provide and reference this extremely valuable historical data. In our newest market segment, data mining and advanced persistent threat detection, we compete with several companies including Niksun, NetScout, FireEye, and Darktrace.

We expect that our Shield solution, as well as the complementary offerings in the Shield family, will be novel and unique in our industry because of its plug-n-play installation, proprietary threat-enriched big data cloud, real-time AI and monthly contract, will complement our customer’s existing cybersecurity processes and third-party solutions. When Shield receives widespread acceptance in our market, we anticipate that other businesses will seek to compete with Shield; however, we believe our existing, mature, and proprietary database which are integral to the operation of Shield will be difficult, if not impossible, for other companies in our industry to replicate and will be a significant barrier to entry of competitors in the near- and long-term future of cyber security solutions.

Our Customers: Government Sales

Sales to U.S. government customers accounted for 86.3% of our revenues for the year ended December 31, 2020, compared to 87.4% of our revenue in 2019. Adverse effects from the proliferation of the COVID-19 virus have resulted in decreased demand by some of our customers for our current product offerings and cybersecurity solutions, negatively affecting our 2020 revenue levels. We expect to continue to derive a substantial portion of our revenues from sales to governmental entities in the future as we continue to market our entity identification products and data mining products to the government. Sales to the government present risks in addition to those involved in sales to commercial customers that could adversely affect our revenues, including potential disruption due to irregularities in or interruptions to appropriation and spending patterns, delays in approving a federal budget and the government’s reservation of the right to cancel contracts and purchase orders for its convenience.

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

Customer Services

Our solution sales may include installation and threat data interpretation.

Manufacturing and Supplies

Our internal manufacturing operations consist primarily of software, packaging, testing and quality control of finished units. The hardware we sell are standard off-the-shelf solutions.

Sales, Marketing and Customers

Field Sales Force. Our direct sales organization focuses on major account sales, channel partners including distributors, value added resellers (VARs) and integrators; promotes our solutions to current and potential customers; and monitors evolving customer requirements. The field sales and technical support force provides training and technical support to our resellers and end users and assists our customers in designing cyber secure data networking solutions. We currently conduct sales and marketing efforts from our principal office in Plano (Dallas), Texas. In addition, we have sales personnel, sales engineers or sales representatives located in several other states.

Resellers. Resellers such as domestic and international system integrators and VARs sell our solutions as stand-alone solutions to end users and integrate our solutions with products sold by other vendors into network security systems that are sold to end users. Our field sales force and technical support organization provide support to these resellers. Our agreements with resellers are non- exclusive, and our resellers generally sell other products and solutions that may compete with our solutions. Resellers may place higher priority on products or solutions of other suppliers who are larger and have more name recognition, and there can be no assurance that resellers will continue to sell and support our solutions.

Foreign Sales. Export sales did not account for any revenue in 2020 and 2019.

Marketing. We have implemented several methods to market our solutions, including participation in trade shows and seminars, distribution of sales literature and solution specifications and ongoing communication with our resellers and installed base of end-user customers.

Customers. Our end-user customers include U.S. federal government, state and local government entities, large and diversified conglomerates and manufacturing entities. Sales to certain customers and groups of customers can be impacted by seasonal capital expenditure approval cycles, and sales to customers within certain geographic regions can be subject to seasonal fluctuations in demand.

In 2020, 86.3 % of our revenue was derived from a variety of U.S. government entities through direct sales and indirectly through system integrators and resellers. These sales are attributable to five U.S. Government customers through direct and indirect channels; three exceeded 10% of total revenue individually in 2020. Comparatively, sales to the U.S. Government through direct and indirect channels totaled 87.4% of total revenues for 2019. Those sales were attributable to ten U.S. Government customers through direct and indirect channels; three exceeded 10% of total revenue individually in 2019. A reduction in our sales to U.S. government entities could have a material adverse effect on our business and operating results if not replaced.

Backlog. We believe that only a small portion of our order backlog is non-cancelable, and that the dollar amount associated with the non-cancelable portion is immaterial. We purchase, or contract for the purchase of, our inventory based upon our forecast of customer demand, and we maintain inventories in advance of receiving firm orders from customers. Commercial orders are generally fulfilled within two days to two weeks following receipt of an order. Certain orders may be scheduled over several months, generally not exceeding one year.

Customer Support, Service and Warranty. We service, repair, and provide technical support for our solutions. Our field sales and technical support force works closely with resellers and end-user customers on-site and by telephone to assist with pre- and post- sales support services such as network security design, system installation and technical consulting. By working closely with our customers, our employees increase their understanding of end-user requirements and are then able to provide specific input in our solution development process.

We warrant all of our solutions against defects in materials and workmanship for periods ranging from 90 days to 36 months. Before and after expiration of the solution warranty period, we offer both on-site and factory-based support, parts replacement, and repair services. Extended warranty services are separately invoiced on a time and materials basis or under an annual maintenance contract.

Employees

As of December 31, 2020, we employed a total of 63 full time persons, including 23 in sales, marketing and technical support, 32 in research, development, analysis and engineering, and 8 in administration and finance.

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

Item 1A. Risk Factors

We had a net loss of $6.5 million for the year ended December 31, 2020, and we have an accumulated deficit of $61.3 million as of December 31, 2020. To improve our financial performance, we must increase revenue levels.

For the year ended December 31, 2020, we had a net loss of $6.5 million and had an accumulated deficit of approximately $61.3 million as of December 31, 2020, compared to a net income of $4.5 million for the year ended December 31, 2019 and an accumulated deficit of approximately $54.8 million at December 31, 2019. We need to increase current revenue levels from the sales of our solutions if we are to regain profitability. If we are unable to increase revenue levels, losses could continue for the near term and possibly longer, and we may not regain profitability or generate positive cash flow from operations in the future.

We may be unable to successfully market, promote, and sell our new commercial solution, INTRUSION Shield, and market it through new sales channels to a new set of prospective customers.

We anticipate significant resources will be required in order to succeed in launching our new Shield solution, including the time, attention, and focus of our senior management and our research and development team, coordination of new marketing strategies highlighting this new offering and promoting it through new and expanded sales channels to a wider audience of prospective customers than we have historically marketed and sold our solutions and services. In addition, significant financial resources will be required to successfully manage the implementation of this new solution. This could result in diversion of those resources from critical areas of our company operations and a potential strain on our liquidity and ability to meet our current and these anticipated increases in our cash-flow needs.

We could experience damage to our reputation in the cybersecurity industry in the event that our Shield solution fails to meet our customers’ needs or to achieve market acceptance.

Our reputation in the industry as a provider of entity identification, data mining, and advanced persistent threat detection solutions may be harmed, perhaps significantly, in the event that Shield fails to perform as we expect it to. If Shield does not perform as we expect, if we experience delivery delays, or if our customers do not perceive the benefits of purchasing and using Shield as part of their comprehensive cybersecurity solution, our position as a leader in this technology space may be damaged and could affect the willingness of our customers, as well as potential customers, to purchase our other solutions that function separately from Shield. Any reputational damage could result in a decrease in orders for all of our solutions, the loss of current customers, and a decrease in our overall revenues which could in turn have a material adverse effect on our results of operation.

The effect of the coronavirus, particularly in the diversion of time and resources of the federal, state, and local governmental entities which make up a significant concentration of our customer base, have and may continue to cause material adverse effects on our operations and our financial results.

A significant concentration of our federal, state, and local governmental customers have been forced to allocate scarce and competing resources and balance budgetary demands placed upon them as a result of the effects of the coronavirus, mandatory quarantines, decreased travel, interruptions in workforce populations, scarcity of commodities, and similar economic and operational effects of the virus upon their own constituencies. Considerable uncertainties continue with respect to the spread and containment of the pandemic, including, without limitation, the effects of mutations in the virus and the efficacy of vaccination efforts throughout the country and the world. These adverse effects have resulted in decreased demand by some of our customers for our current product offerings and cybersecurity solutions, negatively affecting historic revenue levels for the Company. In turn, we are continuing to adapt our operations and the efficiency of our own staff, employees, and strategic partners, including increased reliance on remote workplace solutions during 2020 and continuing indefinitely into 2021. A continued decrease in orders for our solutions by our government customers and losses of efficiency or diversions of resources in our own operations may continue to cause material adverse effect on our operations and financial results, which may not be offset even with the successful introduction of Shield solution into the marketplace.

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

Almost all of our existing revenues are currently from one family of solutions with a limited number of customers, and the decrease of revenue from sales of this family of solutions could materially harm our business and prospects. Timeliness of orders from customers may cause volatility in growth.

Almost all of our existing revenues result from sales of one cybersecurity solution. TraceCop revenues were $6.2 million for the year ended December 31, 2020, compared to $13.4 million for the year ended December 31, 2019. While we anticipate the introduction of our new Shield solution will reduce our dependence on this single solution, we can offer no assurances as such, and in the absence of a shift in solution mix, we may continue to face risks in the event that sales of this key solution to these limited customers were to decrease.

We are highly dependent on sales of our current solutions through indirect channels, the loss of which would materially adversely affect our operations.

For the years ended December 31, 2019 and 2020, we derived 70.3% and 49.3% of our revenues from sales through indirect sales channels, such as distributors, value-added resellers, system integrators, original equipment manufacturers and managed service providers. We must expand sales of our current solutions as well as any new solutions, such as Shield, through these indirect channels in order to increase our revenues. We cannot assure you that our current solutions or future solutions will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues. Further, many of our competitors are also trying to sell their products and solutions through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our solutions.

You will experience substantial dilution upon the exercise of certain stock options currently outstanding.

On February 12, 2021, we had 17,538,779 shares of common stock outstanding. Upon the exercising of current options exercisable at or below the exercise price of $4.75, we would have approximately 18,014,116 shares of common stock outstanding, a 2.71% increase in the number of shares of our common stock outstanding.

We resemble a developmental stage company and our business strategy may not be successful.

We depend exclusively on revenues generated from the sale of our current network security/advanced persistent threat detection solution (Savant), which has received limited market acceptance, and our entity identification, data mining and analytic solution (TraceCop). We can provide no assurances that these solutions or our newly developed Shield solution will ever achieve widespread market acceptance or that an adequate market for these solutions will ever emerge. Consequently, we resemble a developmental stage company and will face the following inherent risks and uncertainties:

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

The network security industry is characterized by frequent product and service introductions, rapidly changing technology and continued evolution of new industry standards. We have and must continue to introduce upgrades to our current solutions rapidly in response to customer needs such as new computer viruses or other novel external attacks on computer networks. Further, our new Shield solution represents our efforts to continue to provide state-of-the art first-in-time innovation for our customer’s cybersecurity solutions. As a result, our success depends upon our ability to develop and introduce timely upgrades, enhancements, and new solutions to meet evolving customer requirements and industry standards. The development of technologically advanced network security products and solutions is a complex and uncertain process requiring high levels of innovation, rapid response, and accurate anticipation of technological and market trends. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced solutions successfully in a timely manner. Further, we or our competitors may introduce new solutions or enhancements that shorten the life cycle of our existing solutions or cause our existing solutions to become obsolete.

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

Our management and larger stockholders currently exercise significant control over our Company and such influence may be in conflict to your interests.

As of February 12, 2021, our executive officers and directors beneficially own approximately 8.7% of our voting power. In addition, other related affiliate parties control approximately 47.5% of voting power. As a result, these stockholders have been able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Although we follow our policies regarding related party transactions, we cannot entirely eliminate the influence of these stockholders as long as they hold such a concentration of the voting power of our common stock.

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

The market price of our common stock has been highly volatile in the past and may continue to be volatile in the future. Our common stock was traded on the OTCQB until October 9, 2020, when it began trading on the Nasdaq Capital Market. For the twelve months ended December 31, 2020, the market price of our common stock fluctuated between $2.70 and $19.09. The market value of our common stock may fluctuate significantly in the future in response to a number of factors, some of which are outside our control, including:

•	variations in our quarterly operating results;

•	changes in estimates of our financial performance by securities analysts;

•	changes in market valuations of our competitors;

•	thinly traded common stock;

•	our ability to successfully produce, market, and sell our new Shield solution through new and broader sales channels to an expanded potential client market;

•	announcements by us or our competitors of new products or solutions, significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

•	product or design flaws, product recalls or similar occurrences;

•	additions or departures of key personnel;

•	sales of common stock in the future; and

•	fluctuations in stock market prices and volume, which are relatively typical for high technology companies.

Item 2.     Properties

Our corporate headquarters are currently located in 8,331 square feet of space at 101 East Park Blvd, Suite 1300, Plano Texas. This facility houses our corporate administration, sales and marketing. The lease for this facility extends until September 2023. The Company vacated its previous space in Richardson, Texas beginning in the fourth quarter of 2020. The lease for this 23,000 square foot facility extends through November 2024 and is the subject of a lawsuit the Company filed against the landlord on February 16, 2021. We have charged this landlord with breach of contract, constructive eviction, and we have requested a declaratory judgment relieving us of any further payment obligations under this lease.

For a variety of reasons, the Company encouraged its Texas based engineers and analysts to work remotely beginning in fourth quarter 2020. Approximately 13 percent of our security software research and development and engineering staff are currently working remotely from home offices in California. We have one small facility in San Marcos, California under a lease and expiring in March 2021. We have one engineer working from home in New Mexico.

We believe that the existing facilities will be adequate to meet our operational requirements through 2021, although we periodically review our leased space to in order to ensure such space is secure and suitable for our current and future needs. We believe that all such facilities are adequately covered by appropriate property insurance. See Note 4 to our Consolidated Financial Statements for additional information regarding our obligations under leases.

Item 3.     Legal Proceedings.

On February 16, 2021, Intrusion Inc. instituted legal proceedings in the District Court of Dallas County, Texas, 14th Judicial District against Purple Plaza LLC, the landlord for the facilities we previously occupied in Richardson, Texas. This lawsuit claims damages for breach of contract for, among other things, failure to maintain and repair the leased facilities and to provide adequate heating, air conditioning, and ventilation on the premises, resulting in a constructive eviction. Intrusion is seeking damages in excess of $1,000,000 together with a declaratory judgment that any of Intrusion’s remaining obligations under the lease have terminated. The landlord filed a general denial on March 5, 2021.

In addition to this pending litigation, we are subject to various other legal proceedings and claims that may arise in the ordinary course of business. We do not believe that any claims exist where the outcome of such matters would have a material adverse effect on our consolidated financial position, operating results or cash flows. However, there can be no assurance such legal proceedings will not have a material impact on future results.

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters and Business Issuer Purchases of Equity Securities. – Intrusion Equity Accounting

Our common stock trades on the Nasdaq Capital Market, where it is currently listed under the symbol “INTZ.” As of February 12, 2021, there were approximately 105 registered holders of record of our common stock. Quotations on the OTCQB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

All stock option plans under which our common stock is reserved for issuance have previously been approved by our stockholders. The following table provides summary information as of December 31, 2020 for all of our equity compensation plans (in thousands, except per share data). See Note 9 to our consolidated financial statements for additional discussion.

	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	No. of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders [1]	1,035	2.87	46
Equity compensation plans not approved by security holders	–	–	–
Total	1,035	2.87	46

__________________

(1)	Included in the outstanding options are 526,000 from the 2005 Stock Incentive Plan and 509,000 from the 2015 Stock Option Plan.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Business

We develop, sell and support products that protect any-sized company or government organization by fusing advanced threat intelligence with real-time artificial intelligence to neutralize cyberattacks as they occur – including Zero-Day attacks. We market and distribute our solutions through a direct sales force and value-added resellers. Our end-user customers include U.S. federal government entities, state and local government entities, and companies ranging in size from mid-market to large enterprises.

Our Solutions

INTRUSION Shield

INTRUSION Shield, our cornerstone cybersecurity solution is a comprehensive, real-time AI-based Security-as-a-Service that inspects and kills all dangerous network connections before they can do damage. What makes our approach unique is that it inspects every packet of inbound and outbound traffic and analyzes the reputation of the IP addresses (source and destination), the domain and ports it is communicating on, along with many other fields in the packet to neutralize malicious connections.

Most breaches today are caused by malware free compromises that trigger no alarms in a firewall or endpoint solution. The common denominator is network communications, which Shield monitors and analyses, allowing Shield to identify and stop all attacks, even malware-free attacks. Shield’s capabilities continuously evolve based on constant machine learning and neural networking technology. Unlike traditional industry approaches that rely heavily on human mitigation and defensive approaches, which malicious actors and nation states have learned to bypass, Shield’s proprietary architecture isolates and neutralizes malicious traffic and network flows that existing solutions cannot identify before they harm a corporation or government organization.

Shield is designed as a next generation Network Detection and Response solution. After 30 years of providing research, analysis, tools and services to the federal government and enterprise corporations, Intrusion possesses a comprehensive and proprietary data set of petabytes of Internet traffic, including information about the activities of malicious online actors. Shield integrates this rich TraceCop data set with artificial intelligence (AI) and Savant real-time process flow technology to provide our customers with a unique and affordable tool to detect, identify, and neutralize cyberattacks. In particular, the Shield AI has been specifically trained to identify and stop Zero-Day attacks and ransomware, the most prolific and crippling forms of malware today.

INTRUSION TraceCop

INTRUSION TraceCop is our big data tool with extensive IP intelligence canvassing the entire Internet. It contains largest repository of reputation information on known good and known bad active IP addresses (both IPv4 and IPv6). TraceCop contains an inventory of network selectors and enrichments useful to support forensic investigations.  The data contains a history of IPv4 and IPv6 block allocations and transfers, historical mappings of IP addresses to Autonomous Systems (ASNs) as observed through BGP, and approximately one billion historically registered domain names and registration context. TraceCop contains tens of billions of historic DNS resolutions of Fully Qualified Domain Names (FQDNs or hostnames) on each of these domains. Together, this shows relationships, hosting, and attribution for Internet resources. TraceCop also contains web server content surveys of content, such as natural language and topic of the content on hundreds of millions of websites and servers and OS fingerprints of services showing applications running on an IP. This context allows Shield to assess the use and purpose of an Internet resource. TraceCop also contains a history of threat and reputation for each hostname and IP address over time. All this makes it a very effective network forensics and cybersecurity analysis tool to inform Shield.

INTRUSION Savant

INTRUSION Savant is a network monitoring solution that leverages the rich data available in TraceCop to identify suspicious traffic in real-time. Savant uses several original patents to uniquely characterize and record all network flows. Savant is a network reconnaissance and attack analysis tool used by forensic analysts in the DoD, Federal Government and corporations with in-house threat research teams. For example, Savant users can create various automated rules to inspect packets matching (or not) certain criteria such as creating a rule to ensure the Source MAC address field in the Ethernet header and Source IP address from the IP header are always the same, failing which could indicate MAC or IP Spoofing in progress. Similarly, threat investigators can create rules using regular expressions by combining multiple fields in the packet headers. Ultimately, the rich capabilities of Savant provides the real-time analysis that Shield uses to make decisions on whether or not a packet is malicious.

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

Revenue Recognition

We generally recognize product revenue upon shipment or after meeting certain performance obligations. These products can include hardware, perpetual software licenses and data sets. Data set updates are the majority of sales. We do not currently offer software on a subscription basis. Warranty costs and sales returns for our current products have not been material.

We recognize sales of our data sets in accordance with FASB ASC Topic 606 whereby revenue from contracts with customers is not recognized until all five of the following have been met:

•	identify the contract with a customer;

•	identify the performance obligations in the contract;

•	determine the transaction price;

•	allocate the transaction price to the separate performance obligations; and

•	recognize revenue upon satisfaction of a performance obligation.

Data updates are typically done monthly, and revenue will be matched accordingly. Product sales may include maintenance and customer support allocated revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy using the relative selling price method. All of our solution offering and service offering market values are readily determined based on current and prior stand-alone sales. We may defer and recognize maintenance, updates and support revenue over the term of the contract period, which is generally one year.

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

Allowances for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our receivables are uncollateralized, and we expect to continue this policy in the future. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, increased allowances may be required. Historically, our estimates for sales returns and doubtful accounts have not differed materially from actual results.

Fair Value of Financial Instruments

We calculate the fair value of our assets and liabilities which qualify as financial instruments and include additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of accounts receivable, accounts payable and accrued expenses, and dividends payable approximate their carrying amounts due to the relatively short maturity of these instruments. Financing leases and PPP loan approximate fair value as they bear market rates of interest.

Results of Operations

The following tables set forth, for the periods indicated, certain financial data as a percentage of net revenue.

	Year Ended December 31,
	2020	2019

Net product revenue	100.0%	100.0%

Total cost of revenue	40.9	39.2

Gross profit	59.1	60.8
Operating expenses:
Sales and marketing	57.7	9.5
Research and development	57.4	9.6
General and administrative	42.5	8.7
Operating income (loss)	(98.5)	33.0
Interest expense	(0.1)	(0.3)
Interest income	0.1	–
Income (loss) from operations before income taxes	(98.5)	32.7
Income tax provision	–	–
Net income (loss)	(98.5)	32.7
Preferred stock dividends accrued	(1.2)	(1.0)
Net income (loss) attributable to common stockholders	(99.7)%	31.7%

2020 compared with 2019

Net Revenue

Total revenue decreased 51.5% to $6.6 million in 2020 from $13.6 million in 2019. We did not meet sales projections for our TraceCop product line. We expect our product revenues to increase in the future if we can increase sales to existing customers and add new customers.

There were no export sales in 2020 and 2019 primarily due to our focus on domestic revenue sales. Sales of our products internationally may be subject to currency exchange risk, which may cause our products to effectively increase in price, if the exchange rate moves significantly and the dollar gains value over the foreign currency.

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

Gross Profit

Gross profit decreased 52.9% to $3.9 million in 2020 from $8.3 million in 2019. As a percentage of net revenue, gross profit decreased from 60.8% in 2019 to 59.1% in 2020. Gross profit as a percentage of revenue, decreased in 2020 compared to 2019 because of higher labor costs related to certain projects.

Gross profit as a percentage of net revenue is impacted by several factors, including shifts in product mix, changes in channels of distribution, sales volume, fluctuations in manufacturing costs, labor costs, pricing strategies, and fluctuations in sales of integrated third-party products.

Sales and Marketing

Sales and marketing expenses increased to $3.8 million or 57.7% of net revenue in 2020, compared to $1.3 million or 9.5% of net revenue in 2019. The increase in sales and marketing expense was primarily two activities: building, training, and preparing a sales department to sell our new commercial product in 2021; and applying a dedicated $1.2 million marketing and promotion budget. Sales and marketing expenses may vary in the future. We expect sales and marketing expenses to increase if net revenue levels increase in 2021.

Research and Development

Research and development expenses increased to $3.8 million or 57.4% of net revenue in 2020 compared to $1.3 million or 9.6% of net revenue in 2019. The increase in research and development expense was due to less labor expense shifted to direct labor costs. Our research and development costs are expensed in the period in which they are incurred. We expect research and development expenses to increase if we are able to increase net revenue levels in 2021. Research and development expense levels may fluctuate due to labor expense shifting to direct labor.

General and Administrative

General and administrative expenses increased to $2.8 million, or 42.5% of net revenue in 2020 compared to $1.2 million or 8.7% of net revenue in 2019. This was primarily a result of a non-cash write off for a $1.1 million abandoned operating lease asset. Other contributing expenses were related to increases in administrative and Human Resources. Excluding the $1.1 million non-cash write off for the abandonment of prior office lease, we expect general and administration expenses to remain constant but increase if net revenue levels increase in 2021.

Interest Expense

Interest expense decreased to $6 thousand in 2020, compared to $46 thousand in 2019. Interest expense decreased due to a combination of a zero balance under an unsecured revolving promissory note to borrow up to $3,700,000 from G. Ward Paxton, the Company’s former Chief Executive Officer (the “CEO Note”) and declining balances in financial leases and remained steady for operating leases. Interest expense will vary in the future based on our cash flow and borrowing needs.

Interest Income

Interest income earned on bank deposits was $11 thousand in 2020 compared to $4 thousand in 2019.

Income Taxes

Our effective income tax rate was 0% in 2020 and 2019 as valuation allowances have been recorded for the entire amount of the net deferred tax assets due to uncertainty of realization. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“the Tax Act”) which significantly changed U.S. tax law. The Tax Act lowered the Company’s statutory federal income tax rate from a maximum of 39% to a rate of 21% effective January 1, 2018.

Liquidity and Capital Resources

Our principal source of liquidity at December 31, 2020 was $16.7 million of cash and cash equivalents. As of December 31, 2020, we did not hold investments with a stated maturity beyond one year. Working capital at December 31, 2020 was $16.2 million, while at December 31, 2019, it was $3.1 million.

Net cash used in operations for the twelve months ended December 31, 2020, was $5.2 million due primarily to a net loss of $6.5 million and the following uses of cash: a $339 thousand decrease in deferred revenue, a $258 thousand increase in prepaid expenses and other assets, and a $334 thousand decrease in accounts payable and accrued expenses. This was partially offset by these sources of cash and non-cash items: a $1.1 million non-cash write-off for an abandoned operating lease asset, a $333 thousand decrease in accounts receivable, $322 thousand in stock-based compensation, $231 thousand in depreciation expense and amortization expense, and $294 thousand in noncash lease costs.

Net cash provided by operations for the twelve months ended December 31, 2019, was $4.3 million due primarily to a net income of $4.5 million and the following sources of cash and non-cash items: $232 thousand in noncash lease costs, a $401 thousand decrease in accounts receivable, $184 thousand in depreciation expense and amortization expense, $47 thousand in stock-based compensation, and $6 thousand in waived penalties on dividends. This was partially offset by a $496 thousand decrease in accounts payable and accrued expenses, a $488 thousand decrease in deferred revenue, and a $61 thousand increase in prepaid expenses and other assets. Future fluctuations in accounts receivable, inventory balances and accounts payable will be dependent upon several factors, including quarterly sales, timely collection of accounts receivable, and the accuracy of our forecasts of product demand and component requirements.

Net cash used in investing activities in 2020 was $320 thousand for purchases of property and equipment. Net cash used in investing activities in 2019 was $260 thousand for purchases of property and equipment.

Net cash provided by financing activities in 2020 was $18.9 million with proceeds of $18.2 million from a stock offering, $629 thousand from a PPP loan, and proceeds from exercise of stock options of $209 thousand. This was directly offset by the following uses of cash: payments for preferred stock dividends of $99 thousand and payment on principal of finance right-of-use leases of $43 thousand. Net cash used in financing activities in 2019 was $2.3 million primarily due to payments on the loan by an officer of $1.8 million, $714 thousand payment of dividends on preferred stock, and $58 thousand payments on principal on financing leases. This was directly offset by a provision of cash of $239 thousand from the exercise of stock options.

At December 31, 2020, we had a commitment of $21 thousand for future finance lease liabilities. Operating lease commitments of $2.6 million are detailed in the Contractual Obligations section below. At December 31, 2019, we had a commitment of $66 thousand for future finance lease liabilities, while operating lease commitments were $1.8 million. During 2020, we funded our operations through the use of available cash and cash equivalents.

As of December 31, 2020, we had cash and cash equivalents of approximately $16.7 million, up from approximately $3.3 million as of December 31, 2019. We generated a net loss of $6.5 million for the year ended December 31, 2020 compared to a net income of $4.5 million for the year ended December 31, 2019.

We expect to fund our operations through anticipated Company profits together with the approximately $18 million in net proceeds we received from our Secondary Public Offering, which we believe will be sufficient to finance our operations, the additional expenses of marketing, promoting, and selling our new Shield solution and the development of its follow-on solutions, as well as other expected capital expenditures for the next twelve months.

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

Contractual Obligations

The following table sets forth certain information concerning the future contractual obligations under our leases at December 31, 2020. We had no other significant contractual obligations at December 31, 2020.

Future minimum lease obligations consisted of the following at December 31, 2020 (in thousands):

	Operating	Finance
Period ending December 31,	ROU Leases	ROU Leases	Total
2021	$584	$21	$605
2022	644	–	644
2023	640	–	640
2024	549	–	549
2025	167	–	167
	$2,584	$21	$2,605
Less Interest*	(230)	–
	$2,354	$21

*Interest is imputed for operating ROU leases and classified as lease expense and is included in operating expenses in the accompanying condensed consolidated statement of operations.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

See Note 2 Consolidated Financial Statements

Item 8.     Financial Statements

The information required by this Item 8 begins on page F-1 of this Annual Report on Form 10-K.

Item 9A.     Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer , conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s evaluation included an assessment of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company’s overall control environment. Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of the year ended December 31, 2020 to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. The Company reviewed the results of management’s assessment with the Audit Committee of the Board of Directors.

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

Inherent Limitations on Effectiveness of Controls

The Company’s management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that the Company’s disclosure controls or internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2020, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Certain information required by Part III is omitted from this Form 10-K because we will file a definitive Proxy Statement for our 2021 annual meeting of stockholders pursuant to Regulation 14A (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included therein is incorporated herein by reference.

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

Item 14.   Principal Accounting Fees and Services.

The information called for by this item is incorporated herein by reference to the Proxy Statement.

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

(a)     1.   Consolidated Financial Statements.

The following consolidated financial statements of Intrusion Inc. and subsidiaries, are submitted as a separate section of this report (See F-pages):

Exhibit Number	Description of Exhibit
3.1(3)	Restated Certificate of Incorporation of the Registrant
3.2(5)	Certificate of Amendment to Certificate of Incorporation of Registrant
3.6(2)	Bylaws of the Registrant
4.1(6)	Specimen Common Stock Certificate
10.1(6)	Lease Agreement between CalWest Industrial Holdings Texas, L.P. and Intrusion Inc.
10.2(13)	Fourth Amendment to Lease, executed on September 27, 2019, by and between Intrusion Inc. and JP-CORPORATE PLACE, LP.
10.3(1)	Sublease Agreement between the Registrant and CliftonLarsonAllen LLP dated September 28, 2020
10.4(1)	Lease between the Registrant and JBA Portfolio, LLC, executed as of February 3, 2021
10.5(2)	Amended and Restated 401(k) Savings Plan of the Registrant
10.6(4)	Intrusion Inc. 401(k) Savings Plan Summary of Material Modifications
10.7(7)	Amended 2005 Stock Incentive Plan of the Registrant
10.8(9)	2015 Stock Incentive Plan of the Registrant
10.9(10)	Form of Notice of Grant of Stock Option
10.10(10)	Form of Stock Option Agreement
10.11(10)	Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Initial Grant)
10.12(10)	Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Annual Grant)
10.13(10)	Form of Automatic Stock Option Agreement
21(8)	List of Subsidiaries of Registrant
23.1(1)	Consent of Whitley Penn LLP, Independent Registered Public Accounting Firm
31.1(1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act
31.2(1)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act
32.1(1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(1)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document.
101.SCH(1)	XBRL Taxonomy Extension Schema Document.
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed herewith
(2)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, which Exhibit is incorporated herein by reference.
(3)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 15, 2010, which Exhibit is incorporated herein by reference.
(4)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, which Exhibit is incorporated herein by reference.
(5)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (as amended), which Exhibit is incorporated herein by reference.
(6)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (as amended), which Exhibit is incorporated herein by reference.
(7)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 15, 2005, which Exhibit is incorporated herein by reference.
(8)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (as amended), which Exhibit is incorporated herein by reference.
(9)	Filed as an Exhibit to the Registrant’s Definitive Proxy Statement on Schedule 14A in connection with the solicitation of proxies for its Annual Meeting of Stockholders held May 14, 2015, which Exhibit is incorporated herein by reference.
(10)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (as amended), which Exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 9, 2021	INTRUSION INC.
(Registrant)

	By:	/s/ Jack B. Blount
Jack B. Blount
President, Chief Executive Officer, Director
(Principal Executive Officer)

	By:	/s/ B. Franklin Byrd
B. Franklin Byrd
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack B. Blount	President, Chief Executive Officer, and Director	March 9, 2021
Jack B. Blount	(Principal Executive Officer)

/s/ B. Franklin Byrd	Chief Financial Officer	March 9, 2021
B. Franklin Byrd	Principal Financial and Accounting Officer

/s/ Anthony LeVecchio	Chairman, Director	March 9, 2021
Anthony LeVecchio

/s/ T. Joe Head	Vice Chairman, Vice President, Director	March 9, 2021
T. Joe Head

/s/ James F. Gero	Director	March 9, 2021
James F. Gero

/s/ Dale Booth	Director	March 9, 2021
Dale Booth

/s/ Donald M. Johnston	Director	March 9, 2021
Donald M. Johnston /S/ Katrinka B. McCallum	Director	March 9, 2021
Katrinka B. McCallum

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Intrusion Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Intrusion Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Company’s auditor since 2009.

/s/ Whitley Penn LLP

Plano, Texas

March 9, 2021

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$16,704	$3,334
Accounts receivable	1,233	1,566
Prepaid expenses	370	152
Total current assets	18,307	5,052
Property and Equipment:
Equipment	1,453	1,138
Furniture and fixtures	43	43
Leasehold improvements	67	63
	1,563	1,244
Accumulated depreciation and amortization	(1,097)	(909)
	466	335
Finance leases, right-of-use assets, net	20	62
Operating leases, right-of-use assets, net	1,010	1,348
Other assets	79	38
TOTAL ASSETS	$19,882	$6,835

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable, trade	$408	$252
Accrued expenses	628	828
Dividends payable	–	20
Finance leases liabilities, current portion	21	43
Operating leases liabilities, current portion	487	284
PPP loan payable, current portion	421	–
Deferred revenue	177	516
Total current liabilities	2,142	1,943

Finance leases liability, noncurrent portion	–	21
PPP loan payable, noncurrent portion	212	–
Operating leases liability, noncurrent portion	1,867	1,315

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value:
Authorized shares — 5,000
Series 1 shares issued and outstanding — 200 Liquidation preference of $1,013 in 2019	–	707
Series 2 shares issued and outstanding — 460 Liquidation preference of $1,155 in 2019	–	724
Series 3 shares issued and outstanding — 289 Liquidation preference of $634 in 2019	–	412
Common stock, $0.01 par value:
Authorized shares — 80,000
Issued shares — 17,428 in 2020 and 13,552 in 2019
Outstanding shares — 17,418 in 2020 and 13,542 in 2019	174	136
Common stock held in treasury, at cost—10 shares	(362)	(362)
Additional paid-in-capital	77,187	56,759
Accumulated deficit	(61,295)	(54,777)
Accumulated other comprehensive loss	(43)	(43)
Total stockholders’ equity	15,661	3,556
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,882	$6,835

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019

Net product revenue	$6,619	$13,643
Cost of revenue	2,709	5,342
Gross profit	3,910	8,301
Operating expenses:
Sales and marketing	3,821	1,298
Research and development	3,797	1,314
General and administrative	2,815	1,182
Operating income (loss)	(6,523)	4,507
Interest expense	(6)	(46)
Interest income	11	4
Income (loss) from operations before income taxes	(6,518)	4,465
Income tax provision	–	–
Net income (loss)	(6,518)	4,465
Preferred stock dividends accrued	(79)	(139)
Net income (loss) attributable to common stockholders	$(6,597)	$4,326

Net income (loss) per share attributable to common stockholders, basic	$(0.45)	$0.32
Net income (loss) per share attributable to common stockholders, diluted	$(0.45)	$0.28

Weighted average common shares outstanding:
Basic	14,678	13,502
Diluted	14,678	15,352

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Year Ended December 31,
	2020	2019
NUMBER OF PREFERRED SHARES—ISSUED AND OUTSTANDING
Balance, beginning of year	949	949
Conversion of preferred shares to common shares	(949)	–
Balance, end of year	–	949
PREFERRED STOCK
Balance, beginning of year	$1,843	$1,843
Conversion of preferred shares to common shares	(1,843)	–
Balance, end of year	$–	$1,843
NUMBER OF COMMON SHARES—ISSUED
Balance, beginning of year	13,552	13,259
Exercise of stock options	343	293
Conversion of preferred shares to common shares	1,068	–
Public offering	2,465	–
Balance, end of year	17,428	13,552
COMMON STOCK
Balance, beginning of year	$136	$133
Exercise of stock options	3	3
Conversion of preferred shares to common shares	10	–
Public offering	25	–
Balance, end of year	$174	$136
TREASURY SHARES
Balance, beginning of year and end of year	$(362)	$(362)
ADDITIONAL PAID-IN-CAPITAL
Balance, beginning of year	$56,759	$56,609
Stock-based compensation	322	47
Exercise of stock options	206	236
Conversion of preferred shares to common shares	1,833	–
Public offering	18,146	–
Preferred stock dividends declared, net of waived penalties by shareholders	(79)	(133)
Balance, end of year	$77,187	$56,759
ACCUMULATED DEFICIT
Balance, beginning of year	$(54,777)	$(59,242)
Net income (loss)	(6,518)	4,465
Balance, end of year	$(61,295)	$(54,777)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year and end of year	$(43)	$(43)

TOTAL STOCKHOLDERS’ EQUITY	$15,661	$3,556

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019
Operating Activities:
Net income (loss)	$(6,518)	$4,465
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	231	184
Noncash lease costs	294	232
Stock-based compensation	322	47
Loss on abandoned real estate operating lease	1,092	–
Penalties and waived penalties on dividends	–	6
Changes in operating assets and liabilities:
Accounts receivable	333	401
Prepaid expenses and other assets	(258)	(61)
Accounts payable and accrued expenses	(334)	(496)
Deferred revenue	(339)	(488)
Net cash provided by (used in) operating activities	(5,177)	4,290

Investing Activities:
Purchases of property and equipment	(320)	(260)
Net cash used in investing activities	(320)	(260)

Financing Activities:
Payments on loan from officer	–	(1,815)
Proceeds from PPP loan payable	629	–
Payments of dividends	(99)	(714)
Principal payments on financing lease equipment	(43)	(58)
Proceeds from public stock offering	18,171	–
Proceeds from stock options exercised	209	239
Net cash provided by (used in) financing activities	18,867	(2,348)
Net increase in cash and cash equivalents	13,370	1,682
Cash and cash equivalents at beginning of year	3,334	1,652
Cash and cash equivalents at end of year	$16,704	$3,334

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid on leased assets	$2	$4
Interest paid on loan from officer	$–	$513
Income taxes paid	$–	$–

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:
Preferred stock dividends accrued	$79	$139
Conversion of preferred shares to common shares	$1,843	$–

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

We develop, sell and support products that protect any-sized company or government organization by fusing advanced threat intelligence with real-time artificial intelligence to kill cyberattacks as they occur – including Zero-Days. We market and distribute our solutions through a direct sales force and value-added resellers. Our end-user customers include U.S. federal government entities, state and local government entities, and companies ranging in size from mid-market to large enterprises.

References to the “Company”, “we”, “us”, “our”, “Intrusion” or “Intrusion Inc.” refer to Intrusion Inc. and its subsidiaries. Savant™ and TraceCop™ are registered trademarks of Intrusion Inc.

As of December 31, 2020, we had cash and cash equivalents of approximately $16,704,000, up from approximately $3,334,000 as of December 31, 2019. We generated a net loss of $6,518,000 for the year ended December 31, 2020 compared to a net income of $4,465,000 for the year ended December 31, 2019. Based on the current forecast for the year 2021, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures through March 31, 2022. As of October 24, 2019, our funding available terminated under an unsecured revolving promissory note to borrow up to $3,700,000 from G. Ward Paxton, the Company’s former Chief Executive Officer (the “CEO Note”). Our management will be assessing whether to replace this borrowing base and assessing what terms may be available to the Company, including whether any such terms available are acceptable to the Company, if at all (the “Potential Replacement Facility”). Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. We expect to fund our operations through anticipated Company profits, possibly additional investments of private equity and debt, which, if we are able to obtain, will have the effect of diluting our existing common stockholders, perhaps significantly, and a possible Potential Replacement Facility. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

2. Summary of Significant Accounting Policies

Principles of Consolidation

Our consolidated financial statements include our accounts and those of our wholly owned subsidiaries, and are prepared in accordance with accounting principles generally accepted in the United States of America. Intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and all highly liquid investments purchased with an original maturity of less than three months are considered to be cash and cash equivalents. As of December 31, 2020, the Company had approximately $16,204,000 of uninsured cash balances in excess of Federal Depository Insurance Company limits.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount we expect to collect. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, we provide for estimated uncollectible amounts through a charge to earnings and an increase to a valuation allowance. Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance. There was no allowance at December 31, 2020 and 2019.

Property and Equipment

Equipment and furniture and fixtures are stated at cost less accumulated depreciation and depreciated on a straight-line basis over the estimated useful lives of the assets. Such lives vary from 1 to 5 years. Leasehold improvements are stated at cost less accumulated amortization and are amortized on a straight-line basis over the shorter of estimated useful lives of the assets or the remaining terms of the leases. Such lives vary from 2 to 5 years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Repair and maintenance costs are expensed as incurred. Depreciation and amortization expense totaled approximately $231,000 and $184,000 for the years ended December 31, 2020 and 2019, respectively.

Advertising Expenses

The cost of advertising is expensed as incurred or deferred until first use of advertising and expensed ratably over the applicable periods. Advertising expense was $1.3 million and $10,000 for 2020 and 2019, respectively. The increase in 2020 was primarily due to the Company’s establishing a Marketing department and allocating a dedicated budget for marketing, advertising, promotion, and public relations.

Long-Lived Assets

We review long-lived assets, including property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows to be generated by the asset. If the carrying value exceeds the future undiscounted cash flows, the assets are written down to fair value. During the years ended December 31, 2020 and 2019, there was no impairment of long-lived assets.

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

Stock-based compensation expense recognized in the statements of operations for the years ended 2020 and 2019 is based on awards ultimately expected to vest, reduced by estimated forfeitures. FASB ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Valuation Assumptions

The fair values of option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for fiscal years ended December 31, 2020 and 2019, respectively:

	2020	2019

Weighted average grant date fair value	$3.50	$3.69
Weighted average assumptions used:
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	0.41%	2.00%
Expected volatility	75.70%	124.58%
Expected life (in years)	5.93	5.00

Expected volatility is based on historical volatility and in part on implied volatility. The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

Net Income (Loss) Per Share

We report two separate net income (loss) per share numbers, basic and diluted. Basic net income (loss) attributable to common stockholders per share is computed by dividing net income (loss) attributable to common stockholders for the year by the weighted average number of common shares outstanding for the year. Diluted net income (loss) attributable to common stockholders per share is computed by dividing the net income (loss) attributable to common stockholders for the year by the weighted average number of common shares and dilutive common stock equivalents outstanding for the year. Our common stock equivalents include all common stock issuable upon conversion of convertible preferred stock and the exercise of outstanding options. Common stock equivalents are included in the diluted income (loss) per share for the years ended December 31, 2020 and 2019 except in cases where the issuance would be anti-dilutive. The aggregate number of common stock equivalents excluded from the diluted income (loss) per share calculation for the years ended December 31, 2020 and 2019 totaled 976,284 and 30,630 respectively.

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

Software development costs are included in research and development and are expensed as incurred. FASB ASC Topic 985 Software requires that software development costs incurred subsequent to reaching technological feasibility be capitalized, if material. If the process of developing a new product or major enhancement does not include a detailed program design, technological feasibility is determined only after completion of a working model. To date, the period between achieving technological feasibility and the general availability of such software has been short, and the software development costs qualifying for capitalization have been insignificant.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used for, but not limited to, the accounting for doubtful accounts, sales discounts, sales returns, revenue recognition, warranty costs, inventory obsolescence, depreciation, income taxes and stock based compensation. Actual results could differ from these estimates.

Fair Value of Financial Instruments

We calculate the fair value of our assets and liabilities which qualify as financial instruments and include additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of accounts receivable, accounts payable and accrued expenses, and dividends payable approximate their carrying amounts due to the relatively short maturity of these instruments. Financing leases and PPP loan approximate fair value as they bear market rates of interest. None of these instruments are held for trading purposes.

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

We file income tax returns in the United States federal jurisdiction. At December 31, 2020, tax returns related to fiscal years ended December 31, 2017 through December 31, 2019 remain open to possible examination by the tax authorities. No tax returns are currently under examination by any tax authorities.

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

3. Accrued Expenses (in thousands)

Accrued expenses are made up of the following as of December 31:

	December 31,
	2020	2019

Accrued payroll	$228	$193
Accrued vacation	278	311
Accrued bonus	–	245
Employee benefits payable	31	–
Other	91	79
	$628	$828

4. Commitments and Contingencies

Right-of-use Asset and Leasing Liabilities

Under the new lease accounting standard, we have determined that we have leases for right-of-use (ROU) assets. We have both finance right-of-use assets and operating right-of-use assets with a related lease liability. Our finance lease right-of-use assets consist of computer hardware and a copying machine. Our operating lease right-of-use assets include our rental agreements for our offices in Plano, TX, Allen, TX and San Marcos, CA. Both types of lease liabilities are determined by the net present value of total payments and are amortized over the life of the lease. Both types of lease obligations are designed to terminate with the last scheduled payment. All of the finance lease right-of-use assets have a three-year life and are in various stages of completion. The Richardson operating lease liability has a life of three years and eleven months as of December 31, 2020. The San Marcos operating lease liability has a life of three months as of December 31, 2020. The adoption of the lease accounting standard resulted in the recognition of an operating ROU asset of $1,580 thousand and a related lease liability of $1,771 thousand on January 1, 2019. The Plano operating lease liability has a life of two years and nine months as of December 31, 2020 and had an initial recognition of an operating ROU asset and related lease liability of $225 thousand during the year ended December 31, 2020. The Allen operating lease liability has a life of four years and ten months as of December 31, 2020 and had an initial recognition of an operating ROU asset and related lease liability of $824 thousand during the year ended December 31, 2020.

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

Supplemental cash flow information includes operating cash flows related to operating leases. For the years ended December 31, 2020 and 2019, the Company had approximately $380,000 and $294,000, respectively, in operating cash flows related to operating leases.

Lease Abandonment

Because of the breach of contract mentioned in the following Legal Proceedings section, management decided to abandon our offices subject to the Richardson ROU operating lease. The final move out of employees, applicable furnishings and server datacenter was in early December 2020. We have applied the abandonment guidance in ASC 360-10-35. We believe “abandonment” means ceasing to use the underlying asset and lacking either the intent or the ability to sublease the underlying asset. Accordingly, lease abandonment charges incurred for this ROU asset for the year ended December 31, 2020 totaled $1.1 million.

Schedule of Items Appearing on the Statement of Operations:

	Year Ended
	December 30, 2020	December 31, 2019
Operating expense:
Amortization expense – Finance ROU	43	59
Lease expense – Operating ROU	380	433
Other expense:
Interest expense – Finance ROU	2	4

Future minimum lease obligations consisted of the following at December 31, 2020 (in thousands):

	Operating	Finance
Period ending December 31,	ROU Leases	ROU Leases	Total
2021	$584	$21	$605
2022	644	–	644
2023	640	–	640
2024	549	–	549
2025	167	–	167
	$2,584	$21	$2,605
Less Interest*	(230)	–
	$2,354	$21

*Interest is imputed for operating ROU leases and classified as lease expense and is included in operating expenses in the accompanying condensed consolidated statement of operations.

Legal Proceedings

On February 16, 2021, Intrusion Inc. instituted legal proceedings in the District Court of Dallas County, Texas, 14th Judicial District against Purple Plaza LLC, the landlord for the facilities we previously occupied in Richardson, Texas. This lawsuit claims damages for breach of contract for, among other things, failure to maintain and repair the leased facilities and to provide adequate heating, air conditioning, and ventilation on the premises, resulting in a constructive eviction. Intrusion is seeking damages in excess of $1,000,000 together with a declaratory judgment that any of Intrusion’s remaining obligations under the lease have terminated. The landlord filed a general denial on March 5, 2021.

In addition to this pending litigation, we are subject to various other legal proceedings and claims that may arise in the ordinary course of business. We do not believe that any claims exist where the outcome of such matters would have a material adverse effect on our consolidated financial position, operating results or cash flows. However, there can be no assurance such legal proceedings will not have a material impact on future results.

We are not aware of any material claims outstanding or pending against Intrusion Inc. at December 31, 2020.

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

Employees may contribute from 1% to 25% of their annual compensation to the Plan, limited to a maximum amount as set by the Internal Revenue Service. Participants who are over the age of 50 may contribute an additional amount of their salary per year, as defined annually by the Internal Revenue Service. We match employee contributions at the rate of $0.25 per each $1.00 of contribution on the first 4% of compensation. Matching contributions to the Plan were approximately $36,000 and $32,000, respectively, for the years ended December 31, 2020 and 2019.

6. PPP Loan

On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which includes provision for a Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration (“SBA”). The PPP allows qualifying businesses to borrow up to $10 million calculated based on qualifying payroll costs. The loan is guaranteed by the federal government and does not require collateral. On April 30, 2020 we entered into a PPP Loan with Silicon Valley Bank, pursuant to the PPP under CARES for $629,000. The PPP Loan matures on April 30, 2022 and bears interest at a rate of 1.0% per annum. The PPP Loan funds were received on April 30, 2020. The PPP Loan contains events of default and other provisions customary for a loan of this type. The PPP provides that (1) the use of PPP Loan amount shall be limited to certain qualifying expenses, (2) 100 percent of the principal amount of the loan is guaranteed by the SBA and (3) an amount up to the full principal amount plus accrued interest may qualify for loan forgiveness in accordance with the terms of CARES. As of December 31, 2020, the Company was in full compliance with all covenants with respect to the PPP Loan. The Company expects to use the full proceeds of the PPP loan in accordance with the provisions of CARES. As of December 31, 2020, the balance of the PPP Loan was $629,000, along with $4,000 in accrued interest. We have submitted the PPP Loan Forgiveness Application and expect full forgiveness as we have met all stated requirements.

7. Borrowings from Officer

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

8. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets (liabilities) as of December 31, 2020 and 2019 are as follows (in thousands):

	December 31
	2020	2019

Net operating loss carryforwards	$19,965	$18,771
Net operating loss carryforwards of foreign subsidiaries	374	374
Depreciation expense	(99)	(77)
Stock-based compensation expense	53	36
Other	304	68
Net deferred tax assets	20,597	19,172
Valuation allowance for net deferred tax assets	(20,597)	(19,172)
Net deferred tax assets, net of allowance	$–	$–

Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of the future benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the near to medium term. Management has considered these factors in determining the valuation allowance for 2020 and 2019.

The differences between the provision for income taxes and income taxes computed using the federal statutory rate for the years ended December 31, 2020 and 2019 are as follows (in thousands):

	2020	2019

Reconciliation of income tax benefit to statutory rate:
Income benefit at statutory rate	$(1,369)	$938
State income taxes (benefit), net of federal income tax benefit	(121)	1,066
Permanent differences	60	10
Change in valuation allowance	1,425	(2,030)
Other	5	16
	$–	$–

At December 31, 2020, we had federal net operating loss carryforwards of approximately $86.9 million for income tax purposes that begin to expire in 2022 and are subject to the ownership change limitations under Internal Revenue Code Section 382.

9. Stock Options

At December 31, 2020, we had two stock-based compensation plans, which are described below. These plans were developed to retain and attract key employees and directors.

On March 17, 2005, the Board approved the 2005 Stock Incentive Plan (the “2005 Plan”), which was approved by the stockholders on June 14, 2005. The 2005 Plan provided for the issuance of up to 750,000 shares of common stock upon exercise of options granted pursuant to the 2005 Plan. On May 30, 2007, the stockholders approved an Amendment to the 2005 Plan that increased this amount by 750,000 for a total of 1,500,000 shares of common stock that may be issued upon the exercise of options granted pursuant to the 2005 Plan. On May 29, 2008 and May 21, 2009, the stockholders approved an increase of 500,000 shares, respectively, of common stock that may be issued pursuant to the 2005 Plan for a total of 2,500,000 shares. On May 20, 2010, the stockholders approved an additional increase of 500,000 shares of common stock that may be issued pursuant to the 2005 Plan for a total of 3,000,000 shares. On May 19, 2011, the stockholders approved an additional increase of 400,000 shares of common stock that may be issued pursuant to the 2005 Plan for a total of 3,400,000 shares. Finally, on May 17, 2012, the stockholders approved an additional increase of 300,000 shares of common stock that may be issued pursuant to the 2005 Plan for a total of 3,700,000 shares. At December 31, 2020, 1,861,335 had been exercised and options to purchase a total of 526,000 shares of common stock were outstanding. A total of 3,892,000 options had been granted under the 2005 Plan, of which 1,504,665 have been cancelled. The 2005 Plan expired on June 14, 2015, and no options remain for grant.

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

The 2015 Plan consists of three separate equity incentive programs: the Discretionary Option Grant Program; the Stock Issuance Program; and the Automatic Option Grant Program for non-employee Board members. Officers and employees, non-employee Board members and independent contractors are eligible to participate in the Discretionary Option Grant and Stock Issuance Programs. Participation in the Automatic Option Grant Program is limited to non-employee members of the Board. Each non-employee Board member will receive an option grant for 10,000 shares of common stock upon initial election or appointment to the Board, provided that such individual has not previously been employed by the Company in the preceding three (3) months. In addition, on the date of each annual stockholders meeting, each Board member will automatically be granted an option to purchase 10,000 shares of common stock, provided he or she has served as a non-employee Board member for at least three months. At December 31, 2020, 45,000 options had been exercised and options to purchase a total of 509,000 shares of common stock were outstanding. A total of 557,000 options had been granted under the 2015 Plan, 3,000 options have been cancelled, and options for 46,000 shares remained available for future grant. No shares have been issued pursuant to the Stock Issuance Program.

Common shares reserved for future issuance, including outstanding options and options available for future grant under all of the stock option plans totaled 1,081,000 shares at December 31, 2020 as follows, in thousands:

(In thousands)	Common Shares Reserved for Future Issuance

2015 Plan	555
2005 Plan	526
Total	1,081

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

Stock Incentive Plan Summary

A summary of our stock option activity and related information for the years ended December 31, 2020 and 2019 is as follows:

	2020		2019
	Number of Options (in thousands)	Weighted Average Exercise Price	Number of Options (in thousands)	Weighted Average Exercise Price

Outstanding at beginning of year	975	$0.96	1,235	$0.83
Granted at price = market value	403	5.56	34	4.40
Granted at price > market value	–	–	–	–
Exercised	(343)	0.61	(294)	0.81
Forfeited	–	–	–	–
Expired	–	–	–	–

Outstanding at end of year	1,035	$2.87	975	$0.96
Options exercisable at end of year	601	$1.03	917	$0.84

Stock Options Outstanding and Exercisable

Information related to stock options outstanding at December 31, 2020, is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at 12/31/20 (in thousands)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable at 12/31/20 (in thousands)	Weighted Average Exercise Price

$0.40 - $1.00	411	1.66	$0.58	411	$0.58
$1.01 - 2.00	140	3.83	1.69	132	1.72
$2.01 - 4.25	71	5.54	2.89	55	2.50
$4.26 - $8.72	413	9.46	5.54	3	4.75
	1,035	5.33	$2.87	601	$1.03

Summarized information about outstanding stock options as of December 31, 2020, that are fully vested and those that are expected to vest in the future as well as stock options that are fully vested and currently exercisable, are as follows:

	Outstanding Stock Options (Fully Vested and Expected to Vest)*	Options that are Exercisable
As of December 31, 2020
Number of outstanding options (in thousands)	987	601
Weighted average remaining contractual life	5.14	2.41
Weighted average exercise price per share	$2.76	$1.03
Intrinsic value (in thousands)	$14,670	$9,976

* Includes effects of expected forfeitures

As of December 31, 2020, the total unrecognized compensation cost related to non-vested options not yet recognized in the statement of operations totaled approximately $1,023 thousand (including expected forfeitures) and the weighted average period over which these awards are expected to vest was 2.30 years.

10. Secondary Public Offering of Common Stock

In October of 2020, the Company completed a secondary public offering of 3,565,000 shares of common stock at a price to the public of $8.00 per share, including 2,000,000 shares of common stock to be issued and sold by Intrusion and 1,100,000 shares of common stock to be offered by the group of selling shareholders, together with 465,000 shares purchased when the underwriter exercised its option to purchase all of the available shares under the underwriter’s overallotment option (the “Secondary Public Offering”). Gross proceeds of the offering to the company, before deducting underwriting discounts, commissions and estimated offering expenses, were approximately $19,720,000. Net proceeds to Intrusion of approximately $18,171,000 are intended to fund several growth initiatives, including the commercialization of its new Intrusion Shield solutions designed for the enterprise market.

On October 9, 2020 and in connection with the closing of our Secondary Public Offering, our stock began trading on the Nasdaq Capital Market (“Nasdaq”) under the symbol “INTZ”.

11. Preferred Stock

In August 2020, all current shares of issued and outstanding preferred stock were voluntarily converted, resulting in the issuance of a total of 1,004,249 newly issued shares of the Company’s common stock. The addition of these newly issued shares has resulted in the dilution of each share of issued and outstanding common stock by a factor of 7.28% at that date.

Dividends Payable

During the year ended December 31, 2020, we accrued $30,000 in dividends to the holders of our 5% Preferred Stock, $32,000 in dividends to the holders of our Series 2 5% Preferred Stock and $17,000 in dividends to the holders of our Series 3 5% Preferred Stock. We paid these in full in August 2020, at the same time as the voluntary conversion of all preferred stocks.

As of December 31, 2019, we had $20,000 in accrued and unpaid dividends included in other current liabilities. We paid these in full during the year ended December 31, 2020.

12. Concentrations

Our operations are concentrated in one area—security software/entity identification. Sales to the U.S. Government through direct and indirect channels totaled 86.3% of total revenues for 2020 and 87.4% of total revenues for 2019. During 2020 approximately 76.5% of total revenues were attributable to three government customers. During 2019 approximately 68.1% of total revenues are attributable to three government customers. One individual government customer at December 31, 2020 and three at December 31, 2019 exceeded 10% of total accounts receivable balance at respective year ends, comprising 52.8% and 78.8% of the respective total accounts receivable balance. During 2020 no commercial customer exceeded 10.0% of total revenues, and during 2019, 10.4% of total revenues were attributable to one commercial customer. Only one individual commercial customer at December 31, 2020 and 2019 exceeded 10% of total accounts receivable balance. Our similar product and service offerings are not viewed as individual segments, as our management analyzes the business as a whole and expenses are not allocated to each product offering.

13. Contract Assets and Contract Liabilities

Contract assets represent contract billings for sales per contracts with customers and are classified as current. Our contract assets include our accounts receivables. For the year ended December 31, 2020, the Company had contract assets balance of $1,233,000, a decrease of $333,000 from the prior year due to cash receipts exceeding new contract assets. For the year ended December 31, 2019, the Company had contract assets balance of $1,566,000.

Contract liabilities consist of cash payments in advance of the Company satisfying performance obligations and recognizing revenue. The Company currently classifies deferred revenue as a contract liability. For the year ended December 31, 2020, the Company had contract liabilities balance of $177,000. For the year ended December 31, 2019, the Company had contract liabilities balance of $516,000.

14. Coronavirus Outbreak in the United States

A significant concentration of our federal, state, and local governmental customers were forced to allocate scarce and competing resources and balance budgetary demands placed upon them as a result of the effects of the coronavirus, mandatory quarantines, decreased travel, interruptions in workforce populations, scarcity of commodities, and similar economic and operational effects of the virus upon their own constituencies. These adverse effects resulted in decreased demand by many of our customers for our product offerings and cybersecurity solutions, negatively affecting historic revenue levels for the Company.

