Form 10-Q
period 2021-03-31
INTRUSION INC
filed 2021-05-12
CIK 736012

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-20191

INTRUSION INC.

(Exact name of registrant as specified in its charter)

Delaware	75-1911917
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 East Park Blvd, Suite 1300, Plano, Texas 75074

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on April 19, 2021 was 17,620,006.

INTRUSION INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$13,072	$16,704
Accounts receivable	1,305	1,233
Prepaid expenses	700	370
Total current assets	15,077	18,307
Property and Equipment:
Equipment	1,649	1,453
Furniture and fixtures	43	43
Leasehold improvements	67	67
	1,759	1,563
Accumulated depreciation and amortization	(1,167)	(1,097)
	592	466
Finance leases, right-of-use assets, net	11	20
Operating leases, right-of-use assets, net	979	1,010
Other assets	163	79
Total noncurrent assets	1,745	1,575
TOTAL ASSETS	$16,822	$19,882

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable, trade	$886	$408
Accrued expenses	677	628
Finance leases liabilities, current portion	11	21
Operating leases liabilities, current portion	598	487
PPP loan payable, current portion	428	421
Deferred revenue	146	177
Total current liabilities	2,746	2,142

PPP loan payable, noncurrent portion	207	212
Operating leases liability, noncurrent portion	1,746	1,867

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value:
Authorized shares — 80,000
Issued shares — 17,625 in 2021 and 17,428 in 2020 Outstanding shares — 17,615 in 2021 and 17,418 in 2020	176	174
Common stock held in treasury, at cost – 10 shares	(362)	(362)
Additional paid-in capital	77,550	77,187
Accumulated deficit	(65,198)	(61,295)
Accumulated other comprehensive loss	(43)	(43)
Total stockholders’ equity	12,123	15,661
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,822	$19,882

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended
	March 31, 2021	March 31, 2020
Revenue	$1,852	$1,795
Cost of revenue	625	747

Gross profit	1,227	1,048

Operating expenses:
Sales and marketing	2,689	510
Research and development	1,469	753
General and administrative	973	256

Operating loss	(3,904)	(471)

Interest expense	(2)	(1)
Interest income	3	7

Net loss	$(3,903)	$(465)

Preferred stock dividend accrued	–	(33)
Net loss attributable to common stockholders	$(3,903)	$(498)

Net loss per share attributable to common stockholders:
Basic	$(0.22)	$(0.04)
Diluted	$(0.22)	$(0.04)

Weighted average common shares outstanding:
Basic	17,541	13,703
Diluted	17,541	13,703

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Three Months Ended
	March 31, 2021	March 31, 2020
NUMBER OF PREFERRED SHARES—ISSUED AND OUTSTANDING
Balance, beginning of quarter	–	949
Conversion of preferred stock to common	–	(63)
Balance, end of quarter	–	886
PREFERRED STOCK
Balance, beginning of quarter	$–	$1,843
Conversion of preferred stock to common	–	(96)
Balance, end of quarter	$–	$1,747
NUMBER OF COMMON SHARES—ISSUED
Balance, beginning of quarter	17,428	13,552
Conversion of preferred stock to common	–	63
Exercise of stock options	197	173
Balance, end of quarter	17,625	13,788
COMMON STOCK
Balance, beginning of quarter	$174	$136
Conversion of preferred stock to common	–	1
Exercise of stock options	2	1
Balance, end of quarter	$176	$138
TREASURY SHARES
Balance, beginning of quarter and end of quarter	$(362)	$(362)
ADDITIONAL PAID-IN-CAPITAL
Balance, beginning of quarter	$77,187	$56,759
Conversion of preferred stock to common	–	95
Stock-based compensation	204	19
Exercise of stock options	159	74
Preferred stock dividends declared, net of waived penalties by shareholders	–	(33)
Balance, end of quarter	$77,550	$56,914
ACCUMULATED DEFICIT
Balance, beginning of quarter	$(61,295)	$(54,777)
Net loss	(3,903)	(465)
Balance, end of quarter	$(65,198)	$(55,242)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of quarter and end of quarter	$(43)	$(43)
TOTAL STOCKHOLDERS’ EQUITY	$12,123	$3,152

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31, 2021	March 31, 2020
Operating Activities:
Net loss	$(3,903)	$(465)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	79	52
Stock-based compensation	204	19
Noncash lease costs	61	63
Changes in operating assets and liabilities:
Accounts receivable	(73)	534
Prepaid expenses and other assets	(414)	(17)
Accounts payable and accrued expenses	489	(96)
Deferred revenue	(31)	(232)
Net cash used in operating activities	(3,588)	(142)

Investing Activities:
Purchases of property and equipment	(195)	(40)

Financing Activities:
Proceeds from stock options exercised	161	75
Reduction of finance lease liability	(10)	(10)
Net cash provided by financing activities	151	65

Net decrease in cash and cash equivalents	(3,632)	(117)
Cash and cash equivalents at beginning of period	16,704	3,334
Cash and cash equivalents at end of period	$13,072	$3,217

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Assets acquired under a ROU operating lease	$31	$–

See accompanying notes.

INTRUSION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

We were organized in Texas in September 1983 and reincorporated in Delaware in October 1995. Our principal executive offices are located at 101 East Park Boulevard, Suite 1300, Plano, Texas 75074, and our telephone number is (972) 234-6400. Our website URL is www.intrusion.com. References to the “Company”, “we”, “us”, “our”, “Intrusion” or “Intrusion Inc.” refer to Intrusion Inc. and its subsidiaries. TraceCop and Savant are trademarks of Intrusion Inc. We have applied for trademark protection for our new INTRUSION Shield cybersecurity solution.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The December 31, 2020 balance sheet was derived from audited financial statements but does not include all the disclosures required by accounting principles generally accepted in the United States. However, we believe that the disclosures are adequate to make the information presented not misleading. In our opinion, all the adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The results of operations for the three-month period ended March 31, 2021 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 9, 2021.

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different from the carrying value of these financial instruments. The estimated fair value of accounts receivable, accounts payable and accrued expenses approximate their carrying amounts due to the relatively short maturity of these instruments. Financing leases and Paycheck Protection Program (“PPP”) loan approximate fair value as they bear market rates of interest. None of these instruments are held for trading purposes.

3.	Accounting for Stock-Based Compensation

During the three-month period ended March 31, 2021, the Company granted 65,000 stock options to employees. For the three-month period ended March 31, 2020, the Company did not grant any stock options to employees or directors. The Company recognized $204,000 and $19,000, respectively, in stock-based compensation expense for the three-month periods ended March 31, 2021 and 2020.

During the three-month period ended March 31, 2021, 197,227 options were exercised under the 2005 Plan compared to 157,600 in the previous year comparative quarter. During the three-month period ending March 31, 2021, no options were exercised under the 2015 Plan compared to 15,000 in the previous year comparative quarter.

Valuation Assumptions

The fair values of employee and director option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	For Three Months Ended March 31, 2021	For Three Months Ended March 31, 2020

Weighted average grant date fair value	$13.88	–
Weighted average assumptions used:
Expected dividend yield	0.0%	–
Risk-free interest rate	0.67%	–
Expected volatility	73.00%	–
Expected life (in years)	5.0	–

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

4.	Revenue Recognition

We generally recognize product revenue upon shipment or after meeting certain performance obligations. These products can include hardware, perpetual software licenses and data sets. Most of our sales are data set updates. Warranty costs and sales returns have not been material.

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

Data updates are typically done monthly, and revenue will be matched accordingly. Product sales may include maintenance and customer support allocated revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy using the relative selling price method. All product offering and service offering market values are readily determined based on current and prior stand-alone sales. We may defer and recognize maintenance, updates and support revenue over the term of the contract period, which is generally one year.

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

With our newest product, Shield, Intrusion began offering software on a subscription basis. Shield is a hosted arrangement subject to software as a service (“SaaS”) guidance under ASC 606. SaaS arrangements are accounted for as service obligations, not arrangements that transfer a license of IP.

We use the five-step process, mentioned above, per FASB ASC Topic 606 to recognize sales. We will follow that directive, also, to define revenue items as individual and distinct. Shield services include:

•	Intrusion’s proprietary software and database to detect and prevent unauthorized access to its clients’ information networks.
•	All software, associated media, printed materials, data, files, online documentation, and any equipment that Intrusion provides for customers to access the Intrusion Shield.
•	Tech support, post contract customer support (PCS) includes daily program releases or corrections provided by Intrusion without additional charge.
•	The contract provides for no other services – no setup fees, consulting, training, or maintenance.

The contract price is stated at $20 per authorized user per month. There are no rebates or return rights, nor are any anticipated. The contract does not provide a renewal rate. Intrusion anticipates that upon renewal the contract rates will remain the same.

Intrusion satisfies its performance obligation when the Shield solution is available to detect and prevent unauthorized access to its client’s information networks. Revenue should be recognized monthly over the term of the contract. Shield contracts can range from a 1-month term to 3-years. Initial contract terms of 1 year or 3 years automatically renew unless notice is given 30 days before renewal, and there is no early termination for convenience. Upfront payment of fees should be deferred and amortized into income over the period covered by the contract.

Contract assets represent contract billings for sales per contracts with customers and are classified as current. Our contract assets include our accounts receivables. On March 31, 2021, the Company had contract assets balance of $1,305,000. At December 31, 2020, the Company had contract assets balance of $1,233,000.

Contract liabilities consist of cash payments in advance of the Company satisfying performance obligations and recognizing revenue. The Company currently classifies deferred revenue as a contract liability. At March 31, 2021, the Company had contract liabilities balance of $146,000 At December 31, 2020, the Company had contract liabilities balance of $177,000.

5.	Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period. Our common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding options and warrants. The aggregate number of common stock equivalents excluded from the diluted loss per share calculation for the three-month periods ending March 31, 2021 and 2020 are 925,711 and 1,876,352, respectively.

6.	Concentrations

Our operations are concentrated in one area—security software/entity identification. Sales to the U.S. Government through direct and indirect channels totaled 73.9% of total revenues for the first quarter of 2021 compared to 71.4% of total revenues for the first quarter of 2020. During the first quarter of 2021, approximately 68.1% of total revenues were attributable to three government customers compared to the first quarter of 2020, approximately 70.0% of total revenues were attributable to three government customers. There was one individual commercial customer in the first quarter of 2021 attributable for 19.8% of total revenue compared to 22.0% of total revenue to one individual commercial customer for the same period in 2020. Our similar product and service offerings are not viewed as individual segments, as our management analyzes the business as a whole and expenses are not allocated to each product offering.

7.	Commitments and Contingencies

We are subject from time to time to various legal proceedings and claims that arise during the ordinary course of our business. We do not believe that the outcome of those "routine" legal matters should have a material adverse effect on our consolidated financial position, operating results, or cash flows; however, we can provide no assurances that legal claims that may arise in the future will not have such a material impact on the Company.

8.	Right-of-use Asset and Leasing Liabilities

Under the new lease accounting standard, we have determined that we have leases for right-of-use (ROU) assets. We have both finances right-of-use assets and operating right-of-use assets with a related lease liability. Our finance lease right-of-use assets consist of computer hardware and a copying machine. Our operating lease right-of-use assets include our rental agreements for our offices in Plano, and San Marcos, CA, and our data service center in Allen, TX. Both types of lease liabilities are determined by the net present value of total payments and are amortized over the life of the lease. Both types of lease obligations are designed to terminate with the last scheduled payment. All finance lease right-of-use assets have a three-year life and are in various stages of completion. The Richardson operating lease liability has a life of three years and eight months as of March 31, 2021, however, the corresponding right-of-use asset was impaired to $0 due to our abandonment of the lease as of December 31, 2020. The San Marcos operating lease liability terminated on March 31, 2021. The data service center operating lease liability has a life of four years and seven months as of March 31, 2021. The Plano executive offices operating lease liability has a life of two years and six months as of March 31, 2021. The Plano two additional offices operating lease liability had an initial recognition of an operating ROU asset and related lease liability of $31 thousand during the three months ended March 31, 2021. The Plano two additional offices lease liability has a life of two years and six months as of March 31, 2021,

Additional qualitative and quantitative disclosures regarding the Company's leasing arrangements are also required. The Company adopted ASC 842 prospectively and elected the package of transition practical expedients that does not require reassessment of: (1) whether any existing or expired contracts are or contain leases, (2) lease classification and (3) initial direct costs. In addition, the Company has elected other available practical expedients to not separate lease and non-lease components, which consist principally of common area maintenance charges, for all classes of underlying assets and to exclude leases with an initial term of 12 months or less.

As the implicit rate is not readily determinable for the Company's lease agreement, the Company uses an estimated incremental borrowing rate to determine the initial present value of lease payments. This discount rate for the lease approximates Silicon Valley Bank's prime rate.

Supplemental cash flow information includes operating cash flows related to operating leases. For the three months ended March 31, 2021 and 2020, the Company had $69,000 and $88,000 respectively, in lease payments related to operating leases.

Schedule of Items Appearing on the Statement of Operations:

	Three Months Ended
	March 31, 2021	March 31, 2020
Operating expense:
Amortization Expense – Finance ROU	$10	$10
Lease expense – Operating ROU	88	83
Other expense:
Interest Expense – Finance ROU	1	1

 Future minimum lease obligations consisted of the following at March 31, 2021 (in thousands):

	Operating	Finance
Period ending March 31,	ROU Leases	ROU Leases	Total
2022	$688	$11	$699
2023	662	–	662
2024	628	–	628
2024	454	–	454
Thereafter	117	–	117
	$2,549	$11	$2,560
Less Interest*	(205)	–
	$2,344	$11

*Interest is imputed for operating ROU leases and classified as lease expense and is included in operating expenses in the accompanying condensed consolidated statement of operations.

10. Coronavirus Outbreak in the United States

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

11. SBA Paycheck Protection Program Loan

On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which includes provision for a Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration (“SBA”). The PPP allows qualifying businesses to borrow up to $10 million calculated based on qualifying payroll costs. The loan is guaranteed by the federal government and does not require collateral. On April 30, 2020 we entered into a PPP Loan with Silicon Valley Bank, pursuant to the PPP under CARES for $629,000. The PPP Loan matures on April 30, 2022 and bears interest at a rate of 1.0% per annum. The PPP Loan funds were received on April 30, 2020. The PPP Loan contains events of default and other provisions customary for a loan of this type. The PPP provides that (1) the use of PPP Loan amount shall be limited to certain qualifying expenses, (2) 100 percent of the principal amount of the loan is guaranteed by the SBA and (3) an amount up to the full principal amount plus accrued interest may qualify for loan forgiveness in accordance with the terms of CARES. As of March 31, 2021, the Company was in full compliance with all covenants with respect to the PPP Loan. The Company expects to use the full proceeds of the PPP loan in accordance with the provisions of CARES. As of March 31, 2021, the balance of the PPP Loan was $635,000, which includes $5.8 thousand in accrued interest. We submitted the PPP Loan Forgiveness Application, and on April 7, 2021, the Company received notice from the SBA that the PPP loan and accrued interest was forgiven in full.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q, including, without limitation, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are generally accompanied by words such as “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate,” “may” or other words that convey uncertainty of future events or outcomes. These statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations, which we describe in more detail elsewhere in this Quarterly Report on Form 10-Q, as well as in our 2020 Annual Report on Form 10-K, filed March 9, 2021, in Item 1A “Risk Factors” include, but are not limited to:

●	We had a net loss of $ 3.9 million for the three months ended March 31, 2021, and we have an accumulated deficit of $65.2 million. To improve financial performance, we must increase revenue levels.
●	We may be unable to successfully market, promote, and sell our new commercial solution, INTRUSION Shield, and market it through new sales channels to a new set of prospective customers.
●	We could experience damage to our reputation in the cybersecurity industry in the event that our INTRUSION Shield solution fails to perform as expected, to meet our customers’ needs, or to achieve market acceptance.
●	Our common stock may experience volatility in trading or loss in value as a result of the effects of the coronavirus on the US and global economies.
●	A large percentage of our current revenues are received from U.S. government entities, and the loss of these customers or our failure to widen the scope of our customer base to include general commercial enterprises could negatively affect our revenues.
●	If we fail to respond to rapid technological changes in the network security industry, we may lose customers, or our solutions may become obsolete.
●	We face intense competition from both start-up and established companies that may have significant advantages over us and our solutions.
●	Our management and larger stockholders currently exercise significant control over our Company and such influence may be in conflict to your interests.
●	Our solutions are highly technical and if they contain undetected errors, our business could be adversely affected, and we might have to defend lawsuits or pay damages in connection with any alleged or actual failure of our solutions and services.
●	A breach of network security could harm public perception of our cybersecurity solutions, which could cause us to lose revenues.
●	We must adequately protect our intellectual property in order to prevent loss of valuable proprietary information.
●	We may incur substantial expenses defending ourselves against claims of infringement.
●	The price of our common stock has been volatile in the past and may continue to be volatile in the future due to factors outside of our control.

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

	Three Months Ended
	March 31, 2021	March 31, 2020
Total revenue	100.0%	100.0%

Total cost of revenue	33.7	41.6

Gross profit	66.3	58.4

Operating expenses:
Sales and marketing	145.3	28.4
Research and development	79.3	41.9
General and administrative	52.5	14.3

Operating loss	(210.8)	(26.2)

Interest income	0.1	0.4
Interest expense	(0.1)	(0.1)

Loss before income tax provision	(210.8)	(25.9)

Income tax provision	–	–

Net loss	(210.8)	(25.9)%
Preferred stock dividends accrued	–	(1.8)

Net loss attributable to common stockholders	(210.8)	(27.7)%

	Three Months Ended
	March 31, 2021	March 31, 2020

Domestic revenues	100.0%	100.0%
Export revenues	–	–

Net revenues	100.0%	100.0%

Net Revenues. Revenues increased for the quarter ended March 31, 2021 to $1.9 million, compared to $1.8 million for the quarter ended March 31, 2020. TraceCop revenues increased to $1.8 million for the quarter ended March 31, 2021, compared to $1.7 million for the quarter ended March 31, 2020. Savant and Shield revenues were $0.1 million for the quarter ended March 31, 2021, while Savant was $0.1 million in 2020.

Concentration of Revenues. Revenues from sales to various U.S. government entities totaled $1.4 million, or 73.9% of revenues, for the quarter ended March 31, 2021, compared to $1.3 million, or 71.4% of revenues, for the same period in 2020. Although we expect our concentration of revenues to vary among customers in future periods depending upon the timing of certain sales, we anticipate that sales to government customers will continue to account for a significant portion of our revenues in future periods. Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including, without limitation, potential disruption to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience. Although we do not anticipate that any of our revenues with government customers will be renegotiated, a large number of cancelled or renegotiated government orders could have a material adverse effect on our financial results. Currently, we are not aware of any proposed cancellation or renegotiation of any of our existing arrangements with government entities and, historically, government entities have not cancelled or renegotiated orders which had a material adverse effect on our business. There was one individual commercial customer in the first quarter of 2021 attributable for 19.8% of total revenue compared to 22.0% of total revenue to one individual commercial customer for the same period in 2020.

Gross Profit. Gross profit was $1.2 million or 66.3% of net revenues for the quarter ended March 31, 2021, compared to $1.0 million or 58.4% of net revenues for the quarter ended March 31, 2020. Gross profit on revenues for the quarter ended March 31, 2021 was 66.3% compared to 58.4% for the quarter ended March 31, 2020, mainly due to TraceCop/Savant product mix. Gross profit as a percentage of net revenues is impacted by several factors, including shifts in product mix, changes in channel of distributions, revenue volume, pricing strategies, and fluctuations in revenues of integrated third-party products.

Sales and Marketing. Sales and marketing expenses increased to $2.7 million for the quarter ended March 31, 2021, compared to $0.5 million for the quarter ended March 31, 2020. Sales and marketing expenses increased compared to the comparable quarter due to two primary activities: building, training, and preparing a sales force to sell our new commercial product; and applying a focused marketing and promotion initiative to support the new commercial product. We believe that these costs could increase through the end of 2021 if we achieve anticipated increases in revenue.

Research and Development. Research and development expenses increased to $1.5 million for the quarter ended March 31, 2021, compared to $0.8 million for the quarter ended March 31, 2020. The increase in research and development expense was due to an increase in labor expense due to less direct labor required on existing projects. Research and development costs are expensed in the period in which they are incurred. Research and development expenses may vary in the future; mainly dependent on levels of research and development labor expense charged to direct labor.

General and Administrative. General and administrative expenses increased to $1.0 million for the quarters ended March 31, 2021 compared to $0.3 million for the quarter ended March 31, 2020. It is expected that general and administrative expenses will remain relatively constant throughout the remainder of 2021, although expenses may be increased if we achieve anticipated increases in revenue.

Interest Expense. Interest expense increased to $2 thousand for the quarter ended March 31, 2021, compared to $1 thousand for the same period in 2020. Interest expense increased due to The SBA PPP loan payable. Interest expense will vary in the future based on our cash flow and borrowing needs.

Interest Income. Interest income earned on bank deposits was $3 thousand for the quarter ended March 31, 2021 compared to $7 thousand for the same period in 2020.

Liquidity and Capital Resources

Our principal source of liquidity at March 31, 2021, was approximately $13.1 million of cash and cash equivalents. At March 31, 2021, we had working capital of $12.3 million compared to $2.7 million at March 31, 2020.

Net cash used in operations for the three months ended March 31, 2021 was $3.6 million due primarily to a net loss of $3.9 million and the following uses of cash: a $414 thousand increase in prepaid expenses and other assets, a $73 thousand increase in accounts receivable, and a $31 thousand decrease in deferred revenue. This was partially offset by the following provisions of cash and non-cash items: a $489 thousand increase in accounts payable and accrued expenses, $61 thousand in noncash lease costs, $79 thousand in depreciation expense, and $204 thousand in stock-based compensation. Net cash used by operations for the three months ended March 31, 2020 was $142 thousand due primarily to a net loss of $465 thousand and the following uses of cash: a $232 thousand decrease in deferred revenue, a $96 thousand decrease in accounts payable and accrued expenses, and a $17 thousand increase in prepaid expenses and other assets. This was partially offset by the following provisions of cash and non-cash items: a $534 thousand decrease in accounts receivable, $63 thousand in noncash lease costs, $52 thousand in depreciation expense, and $19 thousand in stock-based compensation. Future fluctuations in accounts receivable and accounts payable will be dependent upon several factors, including, but not limited to, quarterly sales volumes and timing of invoicing, and the accuracy of our forecasts of product demand and component requirements.

Net cash used by investing activities for the three months ended March 31, 2021, was $195 thousand for net purchases of property and equipment, compared to net cash used in investing activities for the three months ended March 31, 2020, was $40 thousand for net purchases of property and equipment.

Net cash provided by financing activities in 2021 was $151 thousand from proceeds from exercise of stock options of $161 thousand and offset by payment on principal of finance right-of-use leases of $10 thousand. Net cash provided by financing activities in 2020 was $18.9 million with proceeds of $18.2 million from a stock offering, $629 thousand from an SBA PPP loan, and proceeds from exercise of stock options of $209 thousand. This was directly offset by the following uses of cash: payments for preferred stock dividends of $99 thousand and payment on principal of finance right-of-use leases of $43 thousand.

On March 31, 2021, the Company did not have any material commitments for capital expenditures.

During the three months ended March 31, 2021, the Company funded its operations using cash and cash equivalents.

As of March 31, 2021, we had cash and cash equivalents of approximately $13.1 million, down from approximately $16.7 million as of December 31, 2020.

We had a net loss of $3,903,000 for the quarter ended March 31, 2021 compared to a net loss of $465,000 for the quarter ended March 31, 2020. Based on projections of growth in revenue in the coming quarters and the proceeds from our secondary offering, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months.

We may explore the possible acquisitions of businesses, products and technologies that are complementary to our existing business. We are continuing to identify and prioritize additional security technologies, which we may wish to develop, either internally or through the licensing, or acquisition of products from third parties. While we may engage from time to time in discussions with respect to potential acquisitions, there can be no assurances that any such acquisitions will be made or that we will be able to successfully integrate any acquired business. In order to finance such acquisitions and working capital, it may be necessary for us to raise additional funds through public or private financings. Any equity or debt financings, if available at all, may be on terms, which are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders.

Item 4.	CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we must apply our reasonable judgment in evaluating the cost-benefit relationship of potential disclosure controls and procedures.

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021, and concluded that the disclosure controls and procedures were not effective, including with respect to the recording, organization, and preservation of appropriate written records to memorialize the formal actions of our board of directors. The audit committee is in the process of formally assessing the adequacy of the Company’s disclosure controls in order to identify necessary and appropriate improvements.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) as of December 31, 2020, and concluded that there have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

On February 16, 2021, Intrusion Inc. instituted legal proceedings in the District Court of Dallas County, Texas, 14th Judicial District against Purple Plaza LLC, the landlord for the facilities we previously occupied in Richardson, Texas. This lawsuit claims damages for breach of contract for, among other things, failure to maintain and repair the leased facilities and to provide adequate heating, air conditioning and ventilation on the premises, resulting in a constructive eviction. Intrusion is seeking damages in excess of $1,000,000 together with a declaratory judgment that any of Intrusion’s remaining obligations under the lease have terminated.  Purple Plaza, LLC has answered by filing a general denial, but has not brought a counterclaim at this time.

On April 16, 2021, a purported class action lawsuit was filed in the United States District Court, Eastern District of Texas, Sherman Division, captioned Celeste v. Intrusion Inc. et al., Case No. 4:21-cv-00307 (E.D.Tex) against the Company and the Company’s chief executive officer and chief financial officer alleging, among other things, that the defendants made false and/or misleading statements or omissions about the Company’s business, operations, and prospects in violation of Section 10(b) of The Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act. The lawsuit claims compensatory damages and legal fees. The Company believes the claims in the lawuit are without merit and intends to defend itself vigorously.

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

Factors That May Affect Future Results of Operations

We are providing the following information regarding changes that have occurred to previously disclosed risk factors from our Annual Report on Form 10-K for the year ended December 31, 2020. In addition to the other information set forth below and elsewhere in this report, you should consider the factors discussed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2020 filed on March 9, 2021. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We had a net loss of $3.9 million for the quarter ended March 31, 2021, and we have an accumulated deficit of $65.2 million as of March 31, 2021. To improve our financial performance, we must increase revenue levels.

For the quarter ended March 31, 2021, we had a net loss of $3.9 million and had an accumulated deficit of approximately $65.2 million as of March 31, 2021, compared to a net loss of $0.5 million for the quarter ended March 31, 2020 and an accumulated deficit of approximately $55.2 million at March 31, 2020. We need to increase current revenue levels from the sales of our solutions if we are to regain profitability. If we are unable to increase our revenue levels, losses could continue for the near term and possibly longer, and we may not achieve profitability or generate positive cash flow from operations in the future.

Most of our current revenues are generated from one family of solutions with a limited number of customers, and the decrease of revenue from sales of this family of solutions could materially harm our business and prospects. Timeliness of orders from customers may cause volatility in growth.

Almost all of our existing revenues result from sales of one cybersecurity solution. TraceCop revenues were $1.8 million for the quarter ended March 31, 2021, compared to $1.7 million for the quarter ended March 31, 2020. While we anticipate the introduction of our new INTRUSION Shield solution will reduce our dependence on this single solution, we can offer no assurances as such, and in the absence of a shift in solution mix, we may continue to face risks in the event that sales of this key solution to these limited customers were to decrease.

Even if we are successful in marketing and selling our new INTRUSION Shield offering, revenues from these sales may not immediately result in material increases in our overall revenue.

We are in the early stages of rolling out our new product offering, INTRUSION Shield, and many factors, some outside of our control, may impact our ability to recognize revenue from these sales.  Customers under contract will likely roll out their utilization of Shield over time, may require demonstration or trial periods of the product at no or reduced cost, and may experience delays in fully implementing the number of seats under contract.  In addition, customer agreements may provide for monthly, quarterly, or annual payments or pre-payments, which could affect the timing and recognition of revenue for our Shield service offering.  Further, the accounting principles governing revenue recognition of SaaS offerings may also affect the timing and amount of recognized revenue from our sales of Shield.  Delays in recognizing revenue from this service offering over time could result in an adverse effect on our financial condition.

Our management and larger stockholders currently exercise significant control over our Company and such influence may be in conflict to your interests.

As of March 22, 2021, our executive officers and directors beneficially own approximately 9.2% of our voting power. In addition, other related affiliate parties control approximately 39.1% of voting power. As a result, these stockholders have been able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Although we follow our policies regarding related party transactions, we cannot eliminate completely the influence of these stockholders as long as they hold such a concentration of the voting power of our common stock.

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

INTRUSION INC.

Date: May 11, 2021	/s/ Jack B. Blount
Jack B. Blount
Director, President & Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2021	/s/ B. Franklin Byrd
Franklin Byrd
Chief Financial Officer, Treasurer & Secretary
(Principal Financial & Accounting Officer)

