Form 10-Q
period 2021-06-30
INTRUSION INC
filed 2021-08-13
CIK 736012

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-39608

INTRUSION INC.

(Exact name of registrant as specified in its charter)

Delaware	75-1911917
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 East Park Blvd, Suite 1200, Plano, Texas 75074

(Address of principal executive offices)

(Zip Code)

(972) 234-6400

(Registrant’s telephone number, including area code)

101 East Park Blvd, Suite 1300, Plano, Texas 75074

(Former name, former address and former fiscal year, if changed since last report)

* * * * * * * * * *

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	INTZ	Nasdaq Capital Market

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on July 30, 2021, was 17,624,506

INTRUSION INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$9,337	$16,704
Accounts receivable	1,668	1,233
Prepaid expenses	445	370
Other current assets	16	–
Total current assets	11,466	18,307
Non-Current Assets:
Property and Equipment:
Equipment	2,259	1,453
Furniture and fixtures	43	43
Leasehold improvements	67	67
Property, plant and equipment, gross	2,369	1,563
Accumulated depreciation and amortization	(1,281)	(1,097)
Property and equipment, net	1,088	466
Finance leases, right-of-use assets, net	200	20
Operating leases, right-of-use assets, net	920	1,010
Other assets	169	79
Total non-current assets	2,377	1,575
TOTAL ASSETS	$13,843	$19,882

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable, trade	$1,361	$408
Accrued expenses	854	628
Finance leases liabilities, current portion	71	21
Operating leases liabilities, current portion	709	487
PPP loan payable, current portion	–	421
Deferred revenue	1,170	177
Total current liabilities	4,165	2,142

Non-Current Liabilities:
PPP loan payable, noncurrent portion	–	212
Finance lease liabilities, noncurrent portion	93	–
Operating leases liability, noncurrent portion	1,600	1,867
Total non-current liabilities	1,693	2,079

Commitments and contingencies

Stockholders’ equity:
Common stock $0.01 par value: Authorized shares — 80,000 Issued shares — 17,631 in 2021 and 17,428 in 2020 Outstanding shares — 17,621 in 2021 and 17,418 in 2020	176	174
Common stock held in treasury, at cost – 10 shares	(362)	(362)
Additional paid-in capital	78,363	77,187
Accumulated deficit	(70,149)	(61,295)
Accumulated other comprehensive loss	(43)	(43)
Total stockholders’ equity	7,985	15,661
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,843	$19,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue	$1,960	$1,655	$3,812	$3,450
Cost of revenue	733	651	1,358	1,398

Gross profit	1,227	1,004	2,454	2,052

Operating expenses:
Sales and marketing	3,652	485	6,341	995
Research and development	1,530	907	2,999	1,660
General and administrative	1,696	326	2,668	582

Operating loss	(5,651)	(714)	(9,554)	(1,185)

Interest and other income	66	1	68	7
Interest expense	(1)	(2)	(3)	(2)
Gain on the extinguishment of debt	635	–	635	–

Net loss	$(4,951)	$(715)	$(8,854)	$(1,180)

Preferred stock dividends accrued	–	(33)	–	(66)
Net loss attributable to common stockholders	$(4,951)	$(748)	$(8,854)	$(1,246)

Net loss per share attributable to common stockholders:
Basic	$(0.28)	$(0.05)	$(0.50)	$(0.09)
Diluted	$(0.28)	$(0.05)	$(0.50)	$(0.09)

Weighted average common shares outstanding:
Basic	17,620	13,784	17,581	13,743
Diluted	17,620	13,784	17,581	13,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

For the Six Months Ended June 30, 2021

		Common Stock		Treasury Stock	Accumulated Other Comprehensive Loss		Additional Paid-In Capital	Accumulated Deficit	Total
	Dollars	Shares	Dollars	Shares	Dollars	Dollars		Dollars	Dollars
Balance, December 31, 2020	$174	17,427,779	$(362)	10,000	$(43)	$77,187		$(61,295)	$15,661
Share-based compensation expense	–	–	–	–	–	204		–	204
Exercise of stock options	2	197,227	–	–	–	159		–	161
Net loss	–	–	–	–	–	–		(3,903)	(3,903)
Balance, March 31, 2021	176	17,625,006	(362)	10,000	(43)	77,550		(65,198)	12,123
Share-based compensation expense	–	–	–	–	–	806		–	806
Exercise of stock options	–	6,000	–	–	–	7		–	7
Net loss	–	–	–	–	–	–		(4,951)	(4,951)
Balance, June 30, 2021	$176	17,631,006	$(362)	10,000	$(43)	$78,363		$(70,149)	$7,985

The accompanying notes are an integral part of these condensed consolidated financial statements

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

For the Six Months Ended June 30, 2020

	Preferred Stock		Common Stock			Treasury Stock		Accumulated Other Comprehensive Loss	Additional Paid-In-Capital	Accumulated Deficit	Total
	Dollars	Shares	Dollars		Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars
Balance, December 31, 2019	$1,843	949,377	$136	#	13,552,236	$(362)	10,000	$(43)	$56,759	$(54,777)	$3,556
Conversion of preferred stock to common	(96)	(63,194)	1		63,194	–	–	–	95	–	–
Preferred stock dividends declared, net of waived penalties by shareholders	–	–	–		–	–	–	–	(33)	–	(33)
Share-based compensation expense	–	–	–		–	–	–	–	19	–	19
Exercise of stock options	–	–	1		172,600	–	–	–	74	–	75
Net loss	–	–	–		–	–	–	–	–	(465)	(465)
Balance, March 31, 2020	1,747	886,183	138		13,788,030	(362)	10,000	(43)	56,914	(55,242)	3,152
Dividends accrued	–	–	–		–	–	–	–	(33)	–	(33)
Share-based compensation expense	–	–	–		–	–	–	–	55	–	55
Exercise of stock options	–	–	–		14,000	–	–	–	10	–	10
Net loss	–	–	–		–	–	–	–	–	(715)	(715)
Balance, June 30, 2020	$1,747	886,183	$138		13,802,030	$(362)	10,000	$(43)	$56,946	$(55,957)	$2,469

The accompanying notes are an integral part of these condensed consolidated financial statements

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30, 2021	June 30, 2020
Operating Activities:
Net loss	$(8,854)	$(1,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	217	107
Bad debt expense	26	–
Stock-based compensation	1,010	74
Noncash lease costs	121	124
Gain on extinguishment of debt	(635)	–
Changes in operating assets and liabilities:
Accounts receivable	(461)	499
Prepaid expenses and other assets	(96)	(234)
Accounts payable and accrued expenses	1,105	(64)
Deferred revenue	993	(352)
Net cash used in operating activities	(6,574)	(1,026)

Investing Activities:
Purchases of property and equipment	(806)	(62)
Purchases of intangible assets – domain name	(85)	–
Net cash used in investing activities	(891)	(62)

Financing Activities:
Proceeds from PPP loan payable	–	629
Proceeds from stock options exercised	168	85
Payments of dividends	–	(67)
Reduction of finance lease liability	(70)	(21)
Net cash provided by financing activities	98	626

Net decrease in cash and cash equivalents	(7,367)	(462)
Cash and cash equivalents at beginning of period	16,704	3,334
Cash and cash equivalents at end of period	$9,337	$2,872

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:

Cash paid for interest	$3	$2

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Preferred stock dividends accrued	$–	$66
Conversion of preferred stock to common	$–	$96
Assets acquired under a Right of Use (“ROU) operating lease	$31	$–
Assets acquired under a ROU finance lease	$213	$–

The accompanying notes are an integral part of these condensed consolidated financial statements

INTRUSION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Intrusion, Inc. (together with its consolidated subsidiaries, the “Company”, Intrusion”, “Intrusion Inc.”, “we”, “us”, “our”, or similar terms) was organized in Texas in September 1983 and reincorporated in Delaware in October 1995. Our principal executive offices are located at 101 East Park Boulevard, Suite 1200, Plano, Texas 75074, and our telephone number is (972) 234-6400. Our website URL is www.intrusion.com.

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

TraceCop “(TraceCop™”) and Savant (“Savant™”) are registered trademarks of Intrusion Inc. We have applied for trademark protection for our new INTRUSION Shield cybersecurity solution.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Item 10-01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 9, 2021. All significant intercompany balances and transactions have been eliminated in consolidation.

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

In July 2021, the Company determined that the combination of increased expenses primarily related with management’s accelerated increase in staffing its sales and administrative resources together with decreased revenue expectations related to its INTRUSION Shield offering has created significant concerns about the Company’s ability to meet its current and short-term cash-flow and liquidity needs. In recognition of this determination, the Company has been actively considering strategic alternatives for the funding and implementation of its long-term business plan. For example, the Company has engaged B. Riley Securities, Inc. to act as sales agent under its at-the-market program, which allows the Company to potentially sell up to $50.0 million of its common stock on a delayed or continuous basis through the use of a shelf-registration statement on Form S-3, which the Company initially filed on August 5, 2021. Management believes that this plan provides an opportunity for the Company to continue as a going concern; however, the Company can offer no assurances that the shelf registration will be declared effective or whether the Company will be able to raise any amounts under this at-the-market program or under such shelf-registration statement generally. The Company is also evaluating other potential funding and longer-term strategic options. However, these evaluations are still in the early stages.

3.	Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation, which requires that compensation related to all stock-based awards be recognized in the condensed consolidated financial statements. Stock-based compensation cost is valued at fair value at the date of grant, and the grant date fair value is recognized as expense over each award’s requisite service period with a corresponding increase to equity or liability based on the terms of each award and the appropriate accounting treatment under ASC 718.

During 2021, the Company added a new incentive plan (the “2021 Omnibus Incentive Plan”). The purpose of the 2021 Omnibus Incentive Plan is to provide a means through which the Company may attract and retain key personnel and to provide a means whereby directors, officers, employees, consultants and advisors of the Company can acquire and maintain an equity interest in the Company, or be paid incentive compensation, including incentive compensation measured by reference to the value of common stock, thereby strengthening their commitment to the welfare of the Company and aligning their interests with those of the Company’s stockholders.

The aggregate number of shares of Common Stock that may be issued or used for reference purposes or with respect to which Awards may be granted under the 2021 Omnibus Incentive Plan shall not exceed 2,500,000 shares and is subject to any increase or decrease, which shares may be either authorized and unissued Common Stock or Common Stock held in or acquired for the treasury of the Company or both.

During the three- and six-month periods ended June 30, 2021, the Company issued new Restricted Stock Awards (RSAs) under the 2021 Omnibus Incentive Plan in the amount of $70,000 in value of restricted stock to each of the Company’s outside directors, with a valuation to be based on the closing price of the Company’s common stock on the Nasdaq Capital Market (the “Outside Director Awards”). Accordingly, 27,540 shares were granted and are expected to fully vest in one year, on the anniversary of the grant date.

The following table summarizes the activities for the Company’s unvested RSAs in Intrusion Inc. stock for the six months ended June 30, 2021:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2020	–	$–
Granted	27,540	12.71
Vested	–	–
Forfeited/canceled	–	–
Unvested as of June 30, 2021	27,540	$12.71

The Company recognized compensation expense related to its RSAs of $41,000 during the three- and six-month periods ended June 30, 2021. As of June 30, 2021, there was $309,000 of unrecognized compensation cost related to unvested RSAs. This amount is expected to be recognized over a weighted-average period of one year.

During the three- and six-month periods ended June 30, 2021, the Company also granted new option awards under the 2021 Omnibus Incentive Plan to its employees with the option price for each option set at the closing price for the Company’s Common Stock on the Nasdaq Capital Market on the grant date (the “May 2021 Option Awards”). Accordingly, 480,000 options were granted under this plan during the three and six months ended June 30, 2021.

The Company did not grantf any options under its 2005 Stock Incentive Plan (the “2005 Plan”) or 2015 Stock Incentive Plan (the “2015 Plan”) during the three-month period ended June 30, 2021 but granted 323,000 stock options under these plans during the three-month period ended June 30, 2020 to employees or directors.

During the three-month periods ended June 30, 2021, and 2020, 5,000 and 14,000 options were exercised under the 2005 Plan, respectively, and 202,227 and 186,600 options, were exercised under the same plan during the six-month periods ended June 30, 2021, and 2020, respectively.

During the three- and six-month periods ended June 30, 2021, 1,000 options were exercised under the 2015 Plan and no options were exercised under this same Plan during the three- and six-month periods ended June 30, 2020.

During the six months ended June 30, 2021, the Board of Directors (“Board”) approved a new clause to the 2015 Plan, to accelerate the vesting of any unvested equity grants held by members of the Board upon their retirement from the Board. Pursuant to the approval of the acceleration clause, during the second quarter of 2021, the equity awards held by two outside board members who retired from the Board in May 2021 became fully vested. The Company accounts for the acceleration of the related stock options as a modification of the option award under ASC 718. Accordingly, the Company recognized incremental stock compensation expense of approximately $237,000 during the three- and six-month periods ended June 30, 2021.

The Company recognized compensation expense related to its stock option awards of $765,000 and $55,000, for the three months ended June 30, 2021, and 2020, respectively, and $969,000 and $74,000, for the six months ended June 30, 2021, and 2020, respectively.

Valuation Assumptions

The fair values of employee and director option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	For Three Months Ended June 30, 2021	For Three Months Ended June 30, 2020	For Six Months Ended June 30, 2021	For Six Months Ended June 30, 2020

Weighted average grant date fair value	$8.33	$2.80	$8.99	$2.80
Weighted average assumptions used:
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.81%	0.43%	0.80%	0.43%
Expected volatility	83.00%	76.00%	81.81%	76.00%
Expected life (in years)	5.0	6.2	5.0	6.2

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

The Company generally recognizes product revenue upon shipment or after meeting certain performance obligations. These products can include hardware, perpetual software licenses and data sets. Most of the Company’s sales are data set updates. Warranty costs and sales returns have not been material.

The Company recognizes sales of its data sets in accordance with FASB ASC Topic 606 whereby revenue from contracts with customers are recognized once the criteria under the five steps below have been met:

i)	identification of the contract with a customer;

ii)	identification of the performance obligations in the contract;

iii)	determination of the transaction price;

iv)	allocation of the transaction price to each separate performance obligations; and

v)	recognition of revenue upon satisfaction of a performance obligation.

Data updates are typically done monthly, and revenue is matched accordingly. Product sales may include maintenance and customer support allocated revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy using the relative selling price method. All product offering and service offering market values are readily determined based on current and prior stand-alone sales. The Company may defer and recognize maintenance, updates and support revenue over the term of the contract period, which is generally one year.

Normal payment terms offered to customers, distributors and resellers are net 30 days domestically and net 45 days internationally. The Company does not offer payment terms that extend beyond one year and rarely does it extend payment terms beyond its normal terms. If certain customers do not meet the Company’s credit standards, the Company requires payment in advance to limit its credit exposure.

Shipping and handling costs are billed to the customer and included in revenue. Shipping and handling expenses are included in cost of revenue. The Company has elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods.

With the Company’s newest product, Shield, Intrusion began offering software on a subscription basis. Shield is a hosted arrangement subject to software as a service (“SaaS”) guidance under ASC 606. SaaS arrangements are accounted for as service obligations, not arrangements that transfer a license of IP.

The Company utilizes the five-step process, mentioned above, per FASB ASC Topic 606 to recognize sales and will follow that directive, also, to define revenue items as individual and distinct. Shield services include:

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

The contract price is a stated fee per month. There are no rebates or return rights, nor are any anticipated.

The Company satisfies its performance obligation when the Shield solution is available to detect and prevent unauthorized access to its client’s information networks. Revenue should be recognized monthly over the term of the contract. Initial contract terms automatically renew unless notice is given 30 days before renewal. Upfront payment of fees are deferred and amortized into income over the period covered by the contract.

The Company’s accounts receivable represents unconditional contract billings for sales per contracts with customers and are classified as current. As of June 30, 2021, and December 30, 2020, the Company had accounts receivable balance of $1,668,000 and $1,233,000, respectively. Accounts receivable is net of $26,000 of allowance of doubtful accounts as of June 30, 2021. The Company did not recognize an allowance for doubtful accounts as of December 31, 2020.

The Company had no material contract assets as of June 30, 2021 and December 31, 2020.

Contract liabilities consist of cash payments in advance of the Company satisfying performance obligations and recognizing revenue. The Company currently classifies deferred revenue as a contract liability.

The following table presents changes in the Company’s contract liability during the six months ended June 30, 2021 and the year ended December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Balance at beginning of period	$177	$516
Additions	1,658	353
Revenue recognized	(665)	(692)
Balance at end of period	$1,170	$177

5.	Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period. Our common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding options and warrants. The aggregate number of common stock equivalents excluded from the diluted loss per share calculation for the three-month periods ending June 31, 2021, and 2020 are 1,091,927 and 1,942,990, respectively. The aggregate number of common stock equivalents excluded from the diluted loss per share calculation for the six-month periods ended June 30, 2021, and 2020 are 1,009,278 and 1,909,289, respectively. Since the Company is in a net loss position for the three- and six-month periods ended June 30, 2021, and 2020, basic and dilutive net loss per share are the same.

6.	Concentrations

The Company’s operations are concentrated in one area—security software/entity identification. Sales to the U.S. Government through direct and indirect channels totaled 69.03% of total revenues attributable to five government customers and 91.0% of total revenues attributable to four government customers for the six-month periods ended June 30, 2021, and 2020, respectively. One individual commercial customer during the six months ended June 30, 2021, accounted for 21.50% of total revenues. During the six months ended June 30, 2020, no individual commercial customer accounted for revenues that were over 10.0% of total revenues. The Company’s similar product and service offerings are not viewed as individual segments, as its management analyzes the business as a whole and expenses are not allocated to each product offering.

7.	Commitments and Contingencies

The Company is periodically involved in claims asserted in the normal course of its business. We believe these actions are routine and incidental to the business. While the outcome of these actions cannot be predicted with certainty, we do not believe that any will have a material adverse impact on our business.

8.	Right-of-use Asset and Leasing Liabilities

The Company has operating and finance leases where it records the right-of-use assets and a related lease liability as required under ASC 842. The lease liabilities are determined by the net present value of total lease payments and amortized over the life of the lease. All obligations under the Company’s lease agreements are designed to terminate with the last scheduled payment. The Company’s leases are for the following types of assets:

•	Computer hardware and copy machines- The Company’s finance lease right-of-use assets consist of computer hardware and a copying machine. These leases have a three-year life and are in various stages of completion.

•	Office space - The Company’s operating lease right-of-use assets include its rental agreements for its offices in Plano, TX, and San Marcos, CA, and a data service center in Allen, TX. The Plano offices operating lease liability has a life of two years and three months as of June 30, 2021. The San Marcos operating lease liability terminated on March 31, 2021. The data service center operating lease liability has a life of four years and four months as of June 30, 2021. The Company also has an operating lease liability for its former corporate office in Richardson. The Richardson operating lease liability has a life of three years and five months as of June 30, 2021; however, the related right-of-use asset was fully impaired due to the Company’s abandonment of the lease as of December 31, 2020.

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

Supplemental cash flow information includes operating cash flows related to operating leases. For the three months ended June 30, 2021, and 2020, the Company had $52,000 and $91,000, respectively, in lease payments related to operating leases. For the six months ended June 30, 2021, and 2020, the Company had $121,000 and $179,000, respectively, in lease payments related to operating leases.

Schedule of Items Appearing on the Statement of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating expense:
Amortization expense – Finance ROU	$23	$11	$33	$21
Lease expense – Operating ROU	$92	$82	$181	$165
Other expense:
Interest expense – Finance ROU	$1	$–	$1	$1

Future minimum lease obligations consisted of the following as of June 30, 2021 (in thousands):

	Operating	Finance
Period ending June 30,	ROU Leases	ROU Leases	Total
2022	$794	$76	$870
2023	666	74	740
2024	604	22	626
2025	359	–	359
2026	66	–	66
Thereafter	–	–	–
	$2,489	$172	$2,661
Less Interest*	(180)	(8)
	$2,309	$164

*	Interest is imputed for operating ROU leases and classified as lease expense and is included in operating expenses in the accompanying condensed consolidated statement of operations.

10. Coronavirus Outbreak in the United States

Our customers were forced to allocate scarce and competing resources and balance budgetary demands placed upon them as a result of the effects of the coronavirus, mandatory quarantines, decreased travel, interruptions in workforce populations, scarcity of commodities, and similar economic and operational effects of the virus upon their own constituencies. These adverse effects resulted in decreased demand by many of our customers for our product offerings and cybersecurity solutions, negatively affecting revenue levels for the Company. We anticipate that our customers, will continue to budget conservatively in the coming months, particularly as uncertainty remains about new strains and variants of the COVID-19 virus and potential future restrictions, slow-downs, or lock-downs.

11. SBA Paycheck Protection Program Loan

On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which included provision for a Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration (“SBA”). The PPP allowed qualifying businesses to borrow up to $10 million calculated based on qualifying payroll costs. The loan was guaranteed by the federal government and did not require collateral. On April 30, 2020, the Company entered a PPP Loan with Silicon Valley Bank, pursuant to the PPP under CARES Act for a principal amount of $629,000. The PPP Loan was to mature on April 30, 2022, and bear interest at a rate of 1.0% per annum. The Company received the PPP Loan funds on April 30, 2020. The PPP Loan contained events of default and other provisions customary for a loan of this type. The PPP provided that (1) the use of PPP Loan amount shall be limited to certain qualifying expenses, (2) 100% of the principal amount of the loan is guaranteed by the SBA and (3) an amount up to the full principal amount plus accrued interest may qualify for loan forgiveness in accordance with the terms of CARES Act.

The Company utilized the full proceeds of the PPP loan in accordance with the provisions of CARES Act and submitted the PPP Loan Forgiveness Application. On April 7, 2021, the Company received notice from the SBA that the PPP loan and accrued interest was forgiven in full. As a result, the Company recorded gain in the extinguishment of debt of $635,000 on its condensed statement of operations as of the three and six months ended June 30,2021.

12. Subsequent Events.

On July 19, 2021, the Company terminated the services of Jack B. Blount as the Company’s President and Chief Executive Officer. On August 3, 2021, Mr. Blount resigned his position as member of the board of directors and executed a separation agreement. On August 5, 2021, the Board appointed Anthony J. LeVecchio, the Company’s current Executive Chairman of the Board of Directors to serve as Principal Executive Officer as the Company conducts a search for a permanent Chief Executive Officer.

On July 29, 2021, the Company executed a planned reduction in force resulting in the termination of approximately 20% of its employees across the organization. The reduction in force was part of a larger effort on the Company’s part to reduce expenses and overhead as a result of the challenges the Company anticipates in meeting its liquidity and cash-flow needs in the near term, as a result of lower than expected 2021 revenues from its newly introduced INTRUSION Shield service offering. In connection with the reduction in force, the Company will incur approximately $135,000 during the third quarter of 2021 related to employee-termination benefits, including expenses for cash severance costs. The Company expects to see net costs savings of $1,200,000 during the remainder of the year related to this reduction in force.

On August 1, 2021, the Company entered new equipment leasing agreements where it has the contractual obligation to make future minimum lease payments of an aggregate of $1.5 million that expire at various dates through 2024.

Management has evaluated subsequent events through August 13, 2021, the date these condensed consolidated financial statements are issued. No events or transactions other than those already described in these condensed consolidated financial statements have occurred subsequent to the balance sheet date that might require recognition or disclosure in the condensed consolidated financial statements.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q, including, without limitation, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are generally accompanied by words such as “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate,” “may” or other words that convey uncertainty of future events or outcomes. These statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations, which we describe in more detail elsewhere in this Quarterly Report on Form 10-Q, as well as in our 2020 Annual Report on Form 10-K, filed March 9, 2021, in Item 1A “Risk Factors” include, but are not limited to:

●	We had a net loss of $ 5.0 million and $8.9 million for the three- and six-month periods ended June 30, 2021, respectively, and at June 30, 2021, we had an accumulated deficit of $70.1 million. To improve our financial performance, we must increase our revenue levels.
●	A large percentage of our current revenues are received from U.S. government entities, and the loss of these customers or our failure to widen the scope of our customer base to include general commercial enterprises could negatively affect our revenues.
●	We have experienced slower than anticipated results from the marketing, promotion, evaluation, and sales of our new commercial solution, INTRUSION Shield, as we continue to develop sales channels to market and sell this new product to not only our existing but also to a new set of prospective customers.
●	We may not have sufficient cash resources to implement the Company’s current business plan and may not be able to raise additional funds through public or private financings, which raises the possibility that the Company may not be able to continue as a going concern.
●	We may seek to obtain additional capital through borrowings or issuances of equity or debt securities, but we may be unable to obtain such additional funding.
●	We have experienced recent volatility in the market for our common stock, particularly with respect to significant swings in the market price as well as significant volume in the trading of our common stock.
●	We expect to expend considerable time and resources in a search for a new chief executive officer as well as integrating such a successor CEO into our business operations.
●	We may experience volatility in our workforce and be unable to attract employees in the future as a result of our recent reduction in force.
●	We could experience damage to our reputation in the cybersecurity industry in the event that our INTRUSION Shield solution fails to perform as expected, to meet our customers’ needs, or to achieve market acceptance.
●	A breach of network security could harm public perception of our cybersecurity solutions, which could cause us to lose revenues.
●	If we fail to respond to rapid technological changes in the network security industry, we may lose customers, or our solutions may become obsolete.
●	Our solutions are highly technical and if they contain undetected errors, our business could be adversely affected, and we might have to defend lawsuits or pay damages in connection with any alleged or actual failure of our solutions and services.
●	We must adequately protect our intellectual property in order to prevent loss of valuable proprietary information.
●	We face intense competition from both start-up and established companies that may have significant advantages over us and our solutions.
●	We are currently a plaintiff in class action lawsuits alleging violations of the federal securities laws, which will potentially divert the attention of the Company’s management and board or directors, result in significant legal expenditures in the defense of such suit, as well as potential financial liability should the Company be unsuccessful in its defense of these claims.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary significantly from what we projected. These forward-looking statements and other statements made elsewhere in this report are made in reliance on the Private Securities Litigation Reform Act of 1995. Any forward-looking statement you read in this Quarterly Report on Form 10-Q, or our Annual Report on Form 10-K, reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Results of Operations

The following table sets forth, for the condensed consolidated statements of operations in dollar amounts and as a percentage of our total revenue for the periods indicated. The period-to-period comparison of results is not necessarily indicative of results for future periods

.

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue	$1,960	$1,655	$3,812	$3,450
Cost of revenue	733	651	1,358	1,398

Gross profit	1,227	1,004	2,454	2,052

Operating expenses:
Sales and marketing	3,652	485	6,341	995
Research and development	1,530	907	2,999	1,660
General and administrative	1,696	326	2,668	582

Operating loss	(5,651)	(714)	(9,554)	(1,185)

Interest and other income	66	1	68	7
Interest expense	(1)	(2)	(3)	(2)
Gain on the extinguishment of debt	635	–	635	–

Net loss	$(4,951)	$(715)	$(8,854)	$(1,180)

Preferred stock dividends accrued	–	(33)	–	(66)
Net loss attributable to common stockholders	$(4,951)	$(748)	$(8,854)	$(1,246)

Net loss per share attributable to common stockholders:
Basic	$(0.28)	$(0.05)	$(0.50)	$(0.09)
Diluted	$(0.28)	$(0.05)	$(0.50)	$(0.09)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	37.40%	39.30%	35.62%	40.50%
Gross profit	62.60%	60.70%	64.38%	59.50%

Operating expenses:
Sales and marketing	186.33%	29.30%	166.34%	28.80%
Research and development	78.06%	54.80%	78.67%	48.10%
General and administrative	86.53%	19.70%	69.99%	16.90%

Operating loss	-288.32%	-43.10%	-250.63%	-34.30%

Interest and other income	3.37%	0.10%	1.78%	0.20%
Interest expense	-0.05%	-0.20%	-0.08%	-0.06%
Gain on the extinguishment of debt	32.40%	0.00%	16.66%	0.00%

Net loss	-252.60%	-43.20%	-232.27%	-34.20%

Preferred stock dividends accrued	0.00%	-2.00%	0.00%	-1.90%
Net loss attributable to common stockholders	-252.60%	-45.20%	-232.27%	-36.10%

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Domestic revenues	100.0%	100.0%	100.0%	100.0%
Export revenues	–	–	–	–
Net revenues	100.0%	100.0%	100.0%	100.0%

Net Revenues. Net revenues for the three and six months ended June 30, 2021, were $2.0 million and $3.8 million, respectively, compared to $1.7 million and $3.5 million, respectively, for the same periods in 2020. Product revenues increased $0.3 million for the three- and six-month periods ended June 30, 2021, compared to the same periods in 2020. The increases in product revenues were primarily due to revenues from our Shield product line which was introduced to the market in the first quarter of 2021 and an increase in TraceCop revenues between the periods. TraceCop revenues increased to $1.7 million and $3.5 million for the three- and six-month periods ended June 30, 2020, respectively, compared to $1.5 million and $3.2 million for the three- and six-month periods ended June 30, 2020, respectively. Shield revenues were $0.1 million for the three- and six-month periods ended June 30, 2021. No revenue related to Shield was recognized during the same periods in 2020, as Shield was introduced in 2021. The increases in revenues during these periods were offset by a de minius decrease in revenues related to Savant.

Concentration of Revenues. Revenues from sales to various U.S. government entities totaled $1.3 million, or 64.4% of revenues, for the quarter ended June 30, 2021, compared to $1.5 million, or 91.0% of revenues, for the same period in 2020. Revenues from sales to various U.S. government entities totaled $2.6 million, or 69.0% of revenues, for the six months ended June 30, 2021, compared to $2.8 million, or 80.8% of revenues, for the same period in 2020. Sales to commercial customers totaled $0.7 million or 35.6% of total revenue for the second quarter of 2021 compared to $0.1 million or 9.0% of total revenue for the second quarter of 2020. Although we expect our concentration of revenues to vary among customers in future periods depending upon the timing of certain sales, we anticipate that sales to government customers will continue to account for a significant portion of our revenues in future periods. Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including, without limitation, potential disruption to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience. Although we do not anticipate that any of our revenues with government customers will be renegotiated, a large number of cancelled or renegotiated government orders could have a material adverse effect on our financial results. Currently, we are not aware of any proposed cancellation or renegotiation of any of our existing arrangements with government entities and, historically, cancellations or renegotiated orders by government entities have not resulted in a material adverse effect on our business. One individual commercial customer during the three months ended June 30, 2021, accounted for 23.14% of total revenues. During the three months ended June 30, 2020, no individual commercial customer had revenues over 10.0% of total revenue. One individual commercial customer during the six months ended June 30, 2021, accounted for 21.50% of total revenues. During the six months ended June 30, 2020, no individual commercial customer accounted for revenues that were over 10.0% of total revenues.

Gross Profit. Gross profit was $1.2 million or 62.6% of net revenues for the quarter ended June 30, 2021, compared to $1.0 million or 60.4% of net revenues for the quarter ended June 30, 2020. Gross profit was $2.5 million, or 64.4% of net revenues for the six months ended June 30, 2021, compared to $2.1 million or 59.5% of net revenues for the six months ended June 30, 2020, with the changes mainly due to changes in the TraceCop/Savant product mix. Gross profit as a percentage of net revenues is impacted by several factors, including shifts in product mix, changes in channel of distributions, revenue volume, pricing strategies, and fluctuations in revenues of integrated third-party products.

Sales and Marketing. Sales and marketing expenses increased to $3.7 million or 186.33% of net revenues for the quarter ended June 30, 2021, compared to $0.5 million or 29.30% of net revenues for the quarter ended June 30, 2020. Sales and marketing expense also increased to $6.3 million or 166.34% of net revenues for the six months ended June 30, 2021, compared to $1.0 million or 28.80% of net revenues for the six months ended June 30, 2020. The increase is primarily related to an aggressive ramp up in labor cost, web marketing and other forms of business development advertising costs including a onetime $0.2 million related to a trade show event in anticipation of increased revenues from the sales of our new commercial product. The anticipated revenues from our INTRUSION Shield product have been slow to materialize and as a result we determined that these costs should be cut at this time. In July 2021, we started implementing certain cost saving measures to appropriately align our expenses with our revenue trends.

Research and Development. Research and development expenses increased to $1.5 million or 78.06% of net revenues for the quarter ended June 30, 2021, compared to $0.9 million or 54.80% of net revenues for the quarter ended June 30, 2020. Research and development expenses also increased to $3.0 million or 78.67% of net revenues for the six months ended June 30, 2021, compared to $1.7 million or 48.10% of net revenues for the six months ended June 30, 2020. The increase in research and development expense was due to increases in direct labor expenses and increases in costs associated with the development and testing of our legacy and Shield products. Research and development costs are expensed in the period in which they are incurred. Research and development expenses may vary in the future; mainly dependent on levels of research and development labor expense charged to direct labor.

General and Administrative. General and administrative expenses increased to $1.7 million or 86.53% of net revenues for the quarter ended June 30, 2021, compared to $0.3 million or 19.7% of net revenues for the quarter ended June 30, 2020. General and administrative expenses also increased to $2.7 million or 69.99% of net revenues for the six months ended June 30, 2021, compared to $0.6 million or 16.90% of net revenues for the six months ended June 30, 2020. The increase in general and administrative costs was also related to an aggressive ramp up in general and administrative costs in anticipation of increased revenues from sales of our new Shield commercial product which have been slow to materialize. Direct labor and contract labor costs increased by $1.3 million during the six months ended June 30, 2021, when compared to the same period in 2020. Legal costs increased by $0.3 million specifically related to one-time non-recurring projects during the six months ended June 30, 2021, when compared to the same period in 2020. Stock compensation expense increased by $0.5 million related to options granted to new employees as well as compensation expense recognized during the three months ended June 30, 2021, related to the accelerated vesting of stock options granted to certain members of our Board upon retirement during the six months ended June 30, 2021, when compared to the same period in 2020. On July 29, 2021, the Company executed a planned reduction in force resulting in the termination of approximately 20% of its employees across the organization. The reduction in force was part of a larger effort on the Company’s part to reduce expenses and overhead as a result of the challenges the Company anticipates in meeting its liquidity and cash-flow needs in the near term, as a result of lower-than-expected 2021 revenues from its newly introduced INTRUSION Shield service offering. In connection with the reduction in force, the Company will incur approximately $135,000 during the third quarter of 2021 related to employee-termination benefits, including expenses for cash severance costs. The Company expects to see net costs savings of $1,200,000 during the remainder of the year related to this reduction in force.

Interest Expense. Interest expense decreased to $1,000 or 0.05% of net revenues for the quarter ended June 30, 2021, compared to $2,000 or 0.2% of net revenues for the same period in 2020. Interest expense increased to $3,000 or 0.08% of net revenues for the six months ended June 30, 2021, compared to $2,000 or 0.06% of net revenues for the same period in 2020. Interest expense during these periods was specifically related to the SBA PPP Loan entered in April of 2020. The PPP Loan along with accrued interest amounts was forgiven in April 2021 and a gain in the extinguishment of debt was recognized on the condensed consolidated statement of operations. Interest expense will vary in the future based on our cash flow and borrowing needs.

Interest and other Income. Interest and other income were $66,000 and $68,000 for the three and six months ended June 30, 2021, respectively, compared to $1,000 and $7,000 for the three and six months ended June 30, 2020, respectively.

Gain on the extinguishment of debt. Gain and extinguishment of debt increased $0.6 million for the three and six months ended June 30, 2021, compared to no gains or losses on the extinguishment of debt incurred for the three and six months ended June 30, 2021. This increase was primarily related to the forgiveness of our SBA PPP Loan principal and accrued interest balance of $0.6 million entered in April 2020 and forgiven in April 2021.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2021, we had cash and cash equivalents of $9.3 million, down from approximately $16.7 million as of December 31, 2020, and working capital of $7.3 million compared to $2.4 million at June 30, 2020. Our primary source of cash for funding operations and growth had been through cash flows generated from operating activities together with the approximately $18.0 million in net proceeds received from our secondary public offering in 2020.

Our current cash position combined with increased expenses primarily related with management’s accelerated increase in staffing our sales and administrative resources together with decreased revenue expectations related to our INTRUSION Shield offering has created significant concerns about our ability to meet our current and short-term cash-flow and liquidity needs, over the next 12 months. In recognition of this determination, we have been actively considering strategic alternatives for the funding and implementation of our long-term business plan. For example, we have engaged B. Riley Securities, Inc. to act as sales agent under our at-the-market program, which allows us to potentially sell up to $50.0 million of our common stock on a delayed or continuous basis through the use of a shelf-registration statement on Form S-3, which we initially filed on August 5, 2021.

In order to finance our operations and to continue as a going concern, we believe it will be necessary for us to raise additional funds through public or private financings, including through the utilization of our at-the-market program. While we can provide no assurances that we will be able to raise additional funds through any future equity or debt financings, the terms of those financings, if available at all, may be on terms, which are not favorable to us and, in the case of equity financings, will result in dilution to our stockholders.

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

Condensed Consolidated Statements of Cash Flows

Our cash flows for the six months ended June 30, 2021 and 2020 were:

	Six Months Ended
	June 30, 2021	June 30, 2020
Net cash used in operating activities	$(6,574)	$(1,026)
Net cash used in investing activities	(891)	(62)
Net cash provided by financing activities	98	626
Change in cash and cash equivalents	$(7,367)	$(462)

Operating Activities

For the six months ended June 30, 2021, net cash used in operating activities was $6.6 million, as a result of net loss of $8.9 million, adjusted for non-cash charges of $0.7 million and net cash inflow of $1.6 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $0.2 million in depreciation and amortization, $1.0 million in stock-based compensation, and $0.1 million in other operating activities, partially offset by $0.6 million in gain on the extinguishment of debt. The net cash inflow from changes in operating assets and liabilities was primarily due to (i) a $0.5 million increase in accounts receivable which is primarily caused by timing in receipt of receivables from our customers, partially offset by (ii) a $1.0 million increase in deferred revenue primarily due to increases in deferred revenue balances resulting from certain customers shifting to making upfront payment for our services for their contract term or one year and an increased customer based related to our INTRUSION Shield product, and (iii) a $1.1 million increase in other liabilities primarily due to an aggressive ramp up in expenses in anticipation of revenues from our INTRUSION Shield product.

For the six months ended June 30, 2020, net cash used in operating activities was $1.0 million, as a result of net loss of $1.2 million, adjusted for non-cash charges of $0.3 million, and net cash outflow of $0.1 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $0.1 million in depreciation and amortization, $0.2 million in stock-based compensation and other operating activities. The net cash outflow from changes in operating assets and liabilities was primarily due to (i) a $0.5 million decrease in accounts receivable which was primarily due to the timing in receipt of receivables from our customers, partially offset by (ii) $0.4 million decrease in deferred revenue primarily due to shorter term upfront fee payments received from our customers, and $ (iii) $0.2 million increase in prepaids and other assets primarily driven by increases in prepaid software and insurance costs and in the right of use assets recorded primarily due to leases.

Investing Activities

For the six months ended June 30, 2021, net cash used in investing activities was $0.9 million, which was primarily the result of additions to property and equipment and intangible assets – domain name (“www.Cyberwarfare.com”).

For the six months ended June 30, 2020, net cash used in investing activities was $62,000, which was primarily the result of additions to property and equipment.

Financing Activities

For the six months ended June 30, 2021, net cash provided by financing activities was $98,000, which was primarily the result of proceeds from exercise of stock options of $0.2 million offset by payment on principal of finance right-of-use leases of $70,000.

For the six months ended June 30, 2020, net cash provided by financing activities was $0.6 million, which was primarily the result of proceeds of $0.6 million from an SBA PPP loan, proceeds from exercise of stock options of $85,000, partially offset by the payments for preferred stock dividends of $67,000 and payment on principal of finance right-of-use leases of $21,000.

Contractual Obligations and Commitments

As of June 30, 2021, we have future contractual obligations under our leases. The following table sets forth certain information concerning these obligations:

Future minimum lease obligations consisted of the following as of June 30, 2021 (in thousands):

	Operating	Finance
Period ending June 30,	ROU Leases	ROU Leases	Total
2022	$794	$76	$870
2023	666	74	740
2024	604	22	626
2025	359	–	359
2026	66	–	66
Thereafter	–	–	–
	$2,489	$172	$2,661
Less Interest*	(180)	(8)
	$2,309	$164

*Interest is imputed for operating ROU leases and classified as lease expense and is included in operating expenses in the accompanying condensed consolidated statement of operations.

Subsequent to June 30, 2021, we have entered into new leases agreements where we have a contractual obligation to make future minimum lease payments of $1.5 million that expire at various dates through 2024. We also have committed to making payments of approximately $0.5 million over the remainder of the year 2021 related to the resignation of the Company’s former President and Chief Executive Officer and the reduction in force resulting in the termination of approximately 20% of our employees across the organization.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Use of Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

We believe the critical accounting policies and estimates discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report of Form 10-K for the year ended December 31, 2020, filed with the SEC on March 9, 2021, pursuant to Rule 424(b) under the Securities Act, reflect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates as filed in such report.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021, and concluded that the disclosure controls and procedures were not effective, including with respect to the recording, organization, and preservation of appropriate written records to memorialize the formal actions of our board of directors. During the second quarter of 2021, we took initial action to address this issue by adding a mitigating control designed to ensure that all information required to be disclosed by us in reports we file or submit under the Exchange Act was processed through certain approval channels before the information was reported and that the appropriate documentation was recorded. The audit committee is in the process of taking other action to assess the adequacy of the Company’s disclosure controls in order to identify necessary and appropriate improvements, which such efforts to have included the engagement of BDO US as an independent outside consultant.

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

On February 16, 2021, Intrusion Inc. instituted legal proceedings in the District Court of Dallas County, Texas, 14th Judicial District against Purple Plaza LLC, the landlord for the facilities we previously occupied in Richardson, Texas. This lawsuit claims damages for breach of contract for, among other things, failure to maintain and repair the leased facilities and to provide adequate heating, air conditioning and ventilation on the premises, resulting in a constructive eviction. Intrusion is seeking damages in excess of $1,000,000 together with a declaratory judgment that any of Intrusion’s remaining obligations under the lease have terminated.  Purple Plaza, LLC has answered by filing a general denial, but has not brought a counterclaim at this time. Discovery is underway in the matter. The case is set for jury trial on February 15, 2022.

On April 16, 2021, a purported class action lawsuit was filed in the United States District Court, Eastern District of Texas, Sherman Division, captioned Celeste v. Intrusion Inc. et al., Case No. 4:21-cv-00307 (E.D.Tex) against the Company, the Company’s chief financial officer, and former chief executive officer alleging, among other things, that the defendants made false and/or misleading statements or omissions about the Company’s business, operations, and prospects in violation of Section 10(b) of The Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act. The Celeste lawsuit claims compensatory damages and legal fees.

On May 14, 2021, a related purported class action lawsuit was filed in the United States District Court, Eastern District of Texas, Sherman Division, captioned Neely v. Intrusion Inc., et al., Case No. 4:12-cv-00374 (E.D. Tex.) against the Company, the Company’s chief financial officer, and former chief executive officer. The Neely lawsuit alleges the same violations under the federal securities laws as those alleged in the Celeste lawsuit. The Neely lawsuit also seeks compensatory damages and legal fees. A motion to consolidate the two lawsuits and appoint a lead plaintiff is pending before the court. The Company believes the claims in the lawsuits are without merit and intends to defend itself vigorously.

In addition to this pending litigation, we are subject to various other legal proceedings and claims that may arise in the ordinary course of business. We do not believe that any claims exist where the outcome of such matters would have a material adverse effect on our consolidated financial position, operating results or cash flows. However, there can be no assurance such legal proceedings will not have a material impact on our future results.

Item 1A.	RISK FACTORS

Factors That May Affect Future Results of Operations

We are providing the following information regarding changes that have occurred to previously disclosed risk factors from our Annual Report on Form 10-K for the year ended December 31, 2020. In addition to the other information set forth below and elsewhere in this report, you should consider the factors discussed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2020, filed on March 9, 2021. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We may not have sufficient cash resources to implement the Company’s current business plan and may not be able to raise additional funds through public or private financings, which raises the possibility that the Company may not be able to continue as a going concern.

Our current cash position combined with increased expenses primarily related with management’s accelerated increase in staffing our sales and administrative resources together and the decreased revenue expectations related to our INTRUSION Shield offering has created significant concerns about our ability to meet our current and short-term cash-flow and liquidity needs, over the next 12 months. In recognition of this determination, we have been actively considering strategic alternatives for the funding and implementation of our long-term business plan. For example, we have engaged B. Riley Securities, Inc. to act as sales agent under our at-the-market program, which allows us to potentially sell up to $50.0 million of our common stock on a delayed or continuous basis through the use of a shelf-registration statement on Form S-3, which we initially filed on August 5, 2021.

 In order to finance our operations and to continue as a going concern, we believe it will be necessary for us to raise additional funds through public or private financings, including through the utilization of our at-the-market program. While we can provide no assurances that we will be able to raise additional funds through any future equity or debt financings, the terms of those financings, if available at all, may be on terms, which are not favorable to us and, in the case of equity financings, will result in dilution to our stockholders.

We expect to expend considerable time and resources in a search for a new chief executive officer as well as integrate such a successor CEO into our business operations.

We recently severed ties with our former chief executive officer and are working under an interim arrangement where Anthony J. LeVecchio, the Company’s current Executive Chairman of the Board of Directors has been appointed to serve as Principal Executive Officer as the Company conducts a search for a permanent Chief Executive Officer. As such, we are in a transitional phase with relation to the management of our business and operations unless and until we are able to obtain the services of a replacement for this position. This could potentially result in delays in implementing the vision for our current business plan, divert the board’s attention to the regular operation of our business, and cause us to focus some of our limited resources on the search for a suitable replacement, all of which could negatively affect our business and results of operations.

We are currently a plaintiff in class action lawsuits alleging violations of the federal securities laws, which will potentially divert the attention of our management and board of directors, require significant legal expenditures in the defense of such suit, as well as possibly result in financial liability should we be unsuccessful in the defense of these claims.

We are in the preliminary stages of defending class action lawsuits alleging that we have committed violations of federal securities laws and regulations. While the exact nature of these claims is not capable of determining at this time, we will be expending time, personnel, and financial resources in our defense of these suits. Even if successful, these suits may not be resolved for a considerable period of time, during which these limited resources will be deployed and lingering uncertainty may persist in the ultimate culpability, if any, of the Company in connection with these allegations. The effect of these lawsuits during their pendency will have a negative effect on our cash flow, contribute to our liquidity challenges over the near term, and may ultimately affect our ability to operate our business.

We may experience volatility in our workforce and be unable to attract employees in the future as a result of our recent reduction in force.

On July 29, 2021, the Company executed a planned reduction in force resulting in the termination of approximately 20% of its employees. As a result, we may be unable to retain our current employees and be unable to attract new employees in the future, which would have a negative effect on the implementation of our operations.

We have experienced recent volatility in the market for our common stock, particularly with respect to significant swings in the market price as well as significant volume in the trading of our common stock.

We have experienced extreme shifts in the market value of our common stock as it trades on the Nasdaq Capital Market as well significant increases in the trading volume of our shares on that market. This may result in a hesitancy for investors to purchase and hold shares of our common stock, continued depression of the market value of our stock, and ultimately negatively affect our ability to raise capital through the issuance and sale of our common stock, particularly in light of our plans to utilize our at-the-market program.

We had a net loss of $5.0 million and $8.9 million for the three- and six-month periods ended June 30, 2021, respectively, and we had an accumulated deficit of $70.1 million as of June 30, 2021. To improve our financial performance, we must increase our revenue levels.

For the three- and six-month periods ended June 30, 2021, we had a net loss of $5.0 million and $8.9 million, respectively, and had an accumulated deficit of approximately $70.1 million as of June 30, 2021, compared to net losses of $0.7 million and $1.2 million for the three- and six-month periods ended June 30, 2020, respectively, and an accumulated deficit of approximately $56.0 million as of June 30, 2020. We need to increase current revenue levels from the sales of our solutions if we are to regain profitability. If we are unable to increase our revenue levels, losses could continue for the near term and possibly longer, and we may not achieve profitability or generate positive cash flow from operations in the future.

Most of our current revenues are generated from one family of solutions with a limited number of customers, and the decrease of revenue from sales of this family of solutions could materially harm our business and prospects. Timeliness of orders from customers may cause volatility in growth.

Approximately 91% of our existing revenues result from sales of TraceCop a cybersecurity solution. TraceCop revenues were $1.7 million and $3.5 million for the three- and six-month periods ended June 30, 2021, respectively, compared to $1.5 million and $3.2 million for the same periods in 2020. While we anticipate the continued introduction of our new INTRUSION Shield solution will reduce our dependence on this single solution, we can offer no assurances as such, and in the absence of a shift in solution mix, we may continue to face risks in the event that sales of this key solution to these limited customers were to decrease.

Even if we are successful in marketing and selling our new INTRUSION Shield offering, revenues from these sales may not immediately result in material increases in our overall revenue.

We rolled out our new product in the first quarter of 2021, INTRUSION Shield, and many factors, some outside of our control, may impact our ability to recognize revenue from these sales.  Customers under contract will likely roll out their utilization of Shield over time, may require demonstration or trial periods of the product at no or reduced cost, and may experience delays in fully implementing the number of seats under contract.  In addition, customer agreements may provide for monthly, quarterly, or annual payments or pre-payments, which could affect the timing and recognition of revenue for our Shield service offering.  Further, the accounting principles governing revenue recognition of SaaS offerings may also affect the timing and amount of recognized revenue from our sales of Shield.  Delays in recognizing revenue from this service offering over time could result in an adverse effect on our financial condition.

Our management and larger stockholders currently exercise significant control over our Company and such influence may be in conflict to your interests.

As of June 30, 2021, our executive officers and directors beneficially own approximately 8.4% of our voting power. As a result, these stockholders have been able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Although we follow our policies regarding related party transactions, we cannot eliminate completely the influence of these stockholders as long as they hold such a concentration of the voting power of our common stock.

Our business depends on the continued service of our key management and technical personnel.

Our success depends upon the continued contributions of our key management, sales, marketing, research and development and operational personnel, including T. Joe Head, our Chief Technology Officer, Franklin Byrd, our Chief Financial Officer, and other key technical personnel. The employment of our former Chief Executive Officer, Jack Blount, was terminated on July 19, 2021 and we are in the process of identifying a new Chief Executive Officer. The loss of the services of one or more of our key employees in the future could have a material adverse effect on our operating results. We also believe our future success will depend upon our ability to attract and retain additional highly skilled management, technical, marketing, research and development, and operational personnel with experience in managing large and rapidly changing companies, as well as training, motivating and supervising employees. The market for hiring and retaining certain technical personnel, including software engineers, has become more competitive and intense in recent years. Failure to attract and retain a sufficient number of qualified technical personnel, including software engineers, or retain our key personnel could have a material adverse effect on our operating results.

Item 6.	EXHIBITS

The following Exhibits are filed with this report form 10-Q:

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 15, 2010)
3.2	Corporate Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-K filed on March 21, 2001)
10.1	Intrusion Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 24, 2021)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	Certification Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRUSION INC.

Date: August 13, 2021	/s/ Anthony J. LeVecchio
Anthony J LeVecchio
Executive Chairman of the Board
(Principal Executive Officer)

Date: August 13, 2021	/s/ B. Franklin Byrd
Franklin Byrd
Chief Financial Officer, (Principal Financial & Accounting Officer)

