Form 10-Q
period 2021-09-30
INTRUSION INC
filed 2021-11-12
CIK 736012

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

101 East Park Blvd, Suite 1200, Plano, Texas 75074

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on November 2, 2021, was 18,793,046

INTRUSION INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$7,153	$16,704
Accounts receivable	1,048	1,233
Prepaid expenses	617	370
Other current assets	19	–
Total current assets	8,837	18,307
Non-Current Assets:
Property and Equipment:
Equipment	2,502	1,453
Furniture and fixtures	43	43
Leasehold improvements	67	67
Property, plant and equipment, gross	2,612	1,563
Accumulated depreciation and amortization	(1,417)	(1,097)
Property and equipment, net	1,195	466
Finance leases, right-of-use assets, net	1,696	20
Operating leases, right-of-use assets, net	882	1,010
Other assets	167	79
Total non-current assets	3,940	1,575
TOTAL ASSETS	$12,777	$19,882

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable, trade	$747	$408
Accrued expenses	957	628
Finance lease liabilities, current portion	582	21
Operating lease liabilities, current portion	860	487
PPP loan payable, current portion	–	421
Deferred revenue	822	177
Total current liabilities	3,968	2,142

Non-Current Liabilities:
PPP loan payable, noncurrent portion	–	212
Finance lease liabilities, noncurrent portion	620	–
Operating lease liabilities, noncurrent portion	1,412	1,867
Total non-current liabilities	2,032	2,079

Commitments and contingencies

Stockholders’ equity:
Common stock $0.01 par value: Authorized shares — 80,000 Issued shares — 18,803 in 2021 and 17,428 in 2020 Outstanding shares — 18,793 in 2021 and 17,418 in 2020	188	174
Common stock held in treasury, at cost – 10 shares	(362)	(362)
Additional paid-in capital	83,240	77,187
Accumulated deficit	(76,246)	(61,295)
Accumulated other comprehensive loss	(43)	(43)
Total stockholders’ equity	6,777	15,661
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,777	$19,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue	$1,819	$1,588	$5,632	$5,039
Cost of revenue	690	652	2,048	2,050

Gross profit	1,129	936	3,584	2,989

Operating expenses:
Sales and marketing	3,782	885	10,123	1,880
Research and development	1,863	1,081	4,862	2,741
General and administrative	1,592	377	4,261	962

Operating loss	(6,108)	(1,407)	(15,662)	(2,594)

Interest and other income	19	–	87	8
Interest expense	(8)	(2)	(11)	(4)
Gain on the extinguishment of debt	–	–	635	–

Net loss	$(6,097)	$(1,409)	$(14,951)	$(2,590)

Preferred stock dividends accrued	–	(13)	–	(79)
Net loss attributable to common stockholders	$(6,097)	$(1,422)	$(14,951)	$(2,669)

Net loss per share attributable to common stockholders:
Basic	$(0.34)	$(0.10)	$(0.85)	$(0.19)
Diluted	$(0.34)	$(0.10)	$(0.85)	$(0.19)

Weighted average common shares outstanding:
Basic	17,909	14,450	17,692	13,981
Diluted	17,909	14,450	17,692	13,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

For the Nine Months Ended September 30, 2021

	Common Stock		Treasury Stock		Accumulated Other Comprehensive Loss	Additional Paid-In-Capital	Accumulated Deficit	Total
	Dollars	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars
Balance, December 31, 2020	$174	17,427,779	$(362)	10,000	$(43)	$77,187	$(61,295)	$15,661
Share-based compensation expense	–	–	–	–	–	204	–	204
Exercise of stock options	2	197,227	–	–	–	159	–	161
Net loss	–	–	–	–	–	–	(3,903)	(3,903)
Balance, March 31, 2021	176	17,625,006	(362)	10,000	(43)	77,550	(65,198)	12,123
Share-based compensation expense	–	–	–	–	–	806	–	806
Exercise of stock options	–	6,000	–	–	–	7	–	7
Net loss	–	–	–	–	–	–	(4,951)	(4,951)
Balance, June 30, 2021	176	17,631,006	(362)	10,000	(43)	78,363	(70,149)	7,985
Share-based compensation expense	–	–	–	–	–	62	–	62
Public offering, net of fees	11	1,118,540	–	–	–	4,740		4,751
Exercise of stock options	1	53,500	–	–	–	75	–	76
Net loss	–	–	–	–	–	–	(6,097)	(6,097)
Balance, September 30, 2021	$188	18,803,046	$(362)	10,000	$(43)	$83,240	$(76,246)	$6,777

The accompanying notes are an integral part of these condensed consolidated financial statements

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

For the Nine Months Ended September 30, 2020

	Preferred Stock		Common Stock		Treasury Stock		Accumulated Other Comprehensive Loss	Additional Paid-In-Capital	Accumulated Deficit	Total
	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars
Balance, December 31, 2019	$1,843	949,377	$136	13,552,236	$(362)	10,000	$(43)	$56,759	$(54,777)	$3,556
Conversion of preferred stock to common	(96)	(63,194)	1	63,194	–	–	–	95	–	–
Preferred stock dividends declared, net of waived penalties by shareholders	–	–	–	–	–	–	–	(33)	–	(33)
Share-based compensation expense	–	–	–	–	–	–	–	19	–	19
Exercise of stock options	–	–	1	172,600	–	–	–	74	–	75
Net loss	–	–	–	–	–	–	–	–	(465)	(465)
Balance, March 31, 2020	1,747	886,183	138	13,788,030	(362)	10,000	(43)	56,914	(55,242)	3,152
Dividends accrued	–	–	–	–	–	–	–	(33)	–	(33)
Share-based compensation expense	–	–	–	–	–	–	–	55	–	55
Exercise of stock options	–	–	–	14,000	–	–	–	10	–	10
Net loss	–	–	–	–	–	–	–	–	(715)	(715)
Balance, June 30, 2020	1,747	886,183	138	13,802,030	(362)	10,000	(43)	56,946	(55,957)	2,469
Conversion of preferred stock to common	(1,747)	(886,183)	10	1,004,249	–	–	–	1,738	–	–
Dividends accrued	–	–	–	–	–	–	–	(13)	–	(13)
Share-based compensation expense	–	–	–	–	–	–	–	100	–	100
Exercise of stock options	–	–	1	133,000	–	–	–	106	–	107
Net loss	–	–	–	–	–	–	–	–	(1,409)	(1,409)
Balance, September 30, 2020	$–	–	$149	14,939,279	$(362)	10,000	$(43)	$58,877	$(57,367)	$1,254

The accompanying notes are an integral part of these condensed consolidated financial statements

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Operating Activities:
Net loss	$(14,951)	$(2,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	466	164
Bad debt expense	26	–
Stock-based compensation	1,072	174
Noncash lease costs	169	186
Gain on extinguishment of debt	(635)	–
Gain on modification of lease	(17)	–
Changes in operating assets and liabilities:
Accounts receivable	159	536
Prepaid expenses and other assets	(273)	(514)
Accounts payable and accrued expenses	564	134
Deferred revenue	645	(457)
Net cash used in operating activities	(12,775)	(2,367)

Investing Activities:
Purchases of property and equipment	(1,048)	(153)
Proceeds from sale of equipment	1	–
Purchases of intangible assets – domain name	(85)	–
Net cash used in investing activities	(1,132)	(153)

Financing Activities:
Proceeds from PPP loan payable	–	629
Proceeds from stock options exercised	244	193
Proceeds from public stock offering net of fees	4,751	–
Payments of dividends	–	(99)
Reduction of finance lease liability	(639)	(32)
Net cash provided by financing activities	4,356	691

Net decrease in cash and cash equivalents	(9,551)	(1,829)
Cash and cash equivalents at beginning of period	16,704	3,334
Cash and cash equivalents at end of period	$7,153	$1,505

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:

Cash paid for interest	$3	$2

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Preferred stock dividends accrued	$–	$79
Conversion of preferred stock to common	$–	$1,843
Assets acquired under a Right of Use (“ROU) operating lease	$212	$–
Assets acquired under a ROU finance lease	$1,820	$–

The accompanying notes are an integral part of these condensed consolidated financial statements

INTRUSION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

In July 2021, the Company determined that the combination of increased expenses primarily related with management’s accelerated increase in staffing its sales and administrative resources together with decreased revenue expectations related to its INTRUSION Shield offering has created significant concerns about the Company’s ability to meet its current and short-term cash-flow and liquidity needs, over the next 12 months. In recognition of this determination, the Company has been actively considering strategic alternatives for the funding and implementation of its long-term business plan. For example, the Company has engaged B. Riley Securities, Inc. to act as sales agent under its at-the-market program, which allows the Company to potentially sell up to $50.0 million of its common stock on a delayed or continuous basis through the use of a shelf-registration statement on Form S-3, which the Company initially filed on August 5, 2021. The shelf registration became effective on August 16, 2021. As of September 30, 2021, the Company received net proceeds in the amount of $4.8 million net of fees from the sale of its common stock related to this program.

Management believes that this plan may continue to provide the Company with the financing required to continue as a going concern; however, the Company can offer no assurances that this at-the-market program will continue to generate the proceeds necessary to finance future operating needs. Accordingly, the Company is currently evaluating a variety of other potential funding and longer-term strategic options.

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

During the nine-month period ended September 30, 2021, the Company issued new Restricted Stock Awards (RSAs) under the 2021 Omnibus Incentive Plan in the amount of $70,000 in value of restricted stock to each of the Company’s outside directors, with a valuation to be based on the closing price of the Company’s common stock on the Nasdaq Capital Market (the “Outside Director Awards”). Accordingly, 27,540 shares were granted and are expected to fully vest on the anniversary of the grant date.

The following table summarizes the activities for the Company’s unvested RSAs in Intrusion Inc. stock for the nine months ended September 30, 2021:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2020	–	$–
Granted	27,540	12.71
Vested	–	–
Forfeited/canceled	–	–
Unvested as of September 30, 2021	27,540	$12.71

The Company recognized compensation expense related to its RSAs of $88,000 and $130,000, respectively, during the three- and nine-month periods ended September 30, 2021. As of September 30, 2021, there was $220,000 of unrecognized compensation cost related to unvested RSAs. This amount is expected to be recognized over a weighted-average period of eight months.

During the nine-month period ended September 30, 2021, the Company also granted new option awards under the 2021 Omnibus Incentive Plan to its employees with the option price for each option set at the closing price for the Company’s Common Stock on the Nasdaq Capital Market on the grant date (the “May 2021 Option Awards”). Accordingly, 480,000 options were granted under this plan during the nine-month period ended September 30, 2021.

During the nine months ended September 30, 2021, the Company granted 65,000 stock options under its 2015 Stock Incentive Plan (the “2015 Plan”). The Company did not grant any options under the 2015 Plan during the three months ended September 30, 2021. The Company did not grant any options under its 2005 Stock Incentive Plan (the “2005 Plan”) during the three- and nine-month periods ended September 30, 2021. During the three- and nine-month periods ended September 30, 2020, the Company granted 10,000 and 333,000, respectively, of stock options under these plans to employees or directors.

During the three-month periods ended September 30, 2021 and 2020, 53,500 (24,000 under the 2015 Plan and 29,500 under the 2005 Plan) and 133,000 (30,000 under the 2015 Plan and 103,000 under the 2005 Plan) options were exercised, respectively. During the nine-month periods ended September 30, 2021, and 2020, 256,727 (25,000 under the 2015 Plan and 231,727 under the 2005 Plan) and 319,600 (45,000 under the 2015 Plan and 274,600 under the 2005 Plan) options were exercised, respectively. With recent employee resignations, terminations, and departures, a number of unexercised and unvested options were forfeited resulting in an addition of 420,333 (270,333 under the 2015 Plan and 150,000 under the 2021 Omnibus Incentive Plan) and 505,333 (305,333 under the 2015 Plan and 200,000 under the 2021 Omnibus Incentive Plan) option shares during the three and nine months ended September 30, 2021, respectively, that are now available for re-granting under each respective plan.

During the nine months ended September 30, 2021, the Board of Directors (“Board”) approved a new clause to the 2015 Plan, to accelerate the vesting of any unvested equity grants held by outside directors upon their retirement from the Board. Pursuant to the approval of the acceleration clause, during the second quarter of 2021, the equity awards held by two outside board members who retired from the Board in May 2021 became fully vested. The Company accounts for the acceleration of the related stock options as a modification of the option award under ASC 718. Accordingly, the Company recognized incremental stock compensation expense of approximately $237,000 during the nine-month period ended September 30, 2021.

The following table summarizes the activities for the Company’s stock options for the nine months ended September 30, 2021:

	September 30, 2021
	Number of Options	Weighted-Average Exercise Price
Outstanding at beginning of year	1,035,000	$2.87
Granted	545,000	14.00
Exercised	(256,727)	0.97
Forfeited	(505,333)	9.29
Cancelled	–	–
Expired	(90,000)	2.12
Outstanding at September 30, 2021	727,940	$7.49
Options exercisable at September 30, 2021	349,610	1.64

The Company recognized compensation (benefit) expense related to its stock option awards of ($26,000) and $100,000, for the three months ended September 30, 2021, and 2020, respectively, and $943,000 and $174,000, for the nine months ended September 30, 2021, and 2020, respectively.

Valuation Assumptions

The fair values of employee and director option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	For Three Months Ended September 30, 2021	For Three Months Ended September 30, 2020	For Nine Months Ended September 30, 2021	For Nine Months Ended September 30, 2020

Weighted average grant date fair value	$–	$4.98	$8.99	$2.86
Weighted average assumptions used:
Expected dividend yield	–	0.0%	0.0%	0.0%
Risk-free interest rate	–	0.23%	0.80%	0.42%
Expected volatility	–	70.85%	81.81%	76.85%
Expected life (in years)	–	5.0	5.0	6.1

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

Normal payment terms offered to customers, distributors and resellers are net 30 days domestically and net 45 days internationally. The Company does not offer payment terms that extend beyond one year and rarely does it extend payment terms beyond its normal terms. If certain customers do not meet the Company’s credit standards, the Company typically requires payment in advance on some of its smaller sized customers to limit its credit exposure.

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

The Company utilizes the five-step process, mentioned above, per FASB ASC Topic 606 to recognize sales and will follow that directive, also, to define revenue items as individual and distinct. Shield services provided to the Company’s customers for a fixed monthly subscription fee include:

•	Access to Intrusion’s proprietary software and database to detect and prevent unauthorized access to its clients’ information networks;
•	Use of all software, associated media, printed materials, data, files, online documentation, and any equipment that Intrusion provides for customers to access the INTRUSION Shield; and
•	Tech support, post contract customer support (PCS) includes daily program releases or corrections provided by Intrusion without additional charge.

The contract provided for no other services, and our customers have no rebates or return rights, nor are any such rights anticipated to be offered as part of this service.

The Company satisfies its performance obligation when the Shield solution is available to detect and prevent unauthorized access to a client’s information networks. Revenue should be recognized monthly over the term of the contract. The Company’s standard initial contract terms automatically renew unless notice is given 30 days before renewal. Upfront payment of fees are deferred and amortized into income over the period covered by the contract.

The Company’s accounts receivable represents unconditional contract billings for sales per contracts with customers and are classified as current. As of September 30, 2021, and December 30, 2020, the Company had accounts receivable balance of $1,048,000 and $1,233,000, respectively. Accounts receivable is net of $26,000 of allowance of doubtful accounts as of September 30, 2021. The Company did not recognize an allowance for doubtful accounts as of December 31, 2020.

The Company had no material contract assets as of September 30, 2021, and December 31, 2020.

Contract liabilities consist of cash payments in advance of the Company satisfying performance obligations and recognizing revenue. The Company currently classifies deferred revenue as a contract liability.

The following table presents changes in the Company’s contract liability during the nine months ended September 30, 2021, and the year ended December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Balance at beginning of period	$177	$516
Additions	1,750	353
Revenue recognized	(1,105)	(692)
Balance at end of period	$822	$177

5.	Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period. Our common stock equivalents include all common stock issuable upon conversion of preferred stock and the exercise of outstanding options and warrants. The aggregate number of common stock equivalents excluded from the diluted loss per share calculation for the three-month periods ending September 30, 2021, and 2020 are 917,472 and 1,071,952, respectively. The aggregate number of common stock equivalents excluded from the diluted loss per share calculation for the nine-month periods ended September 30, 2021, and 2020 are 978,977 and 960,933, respectively. Since the Company is in a net loss position for the three- and nine-month periods ended September 30, 2021, and 2020, basic and dilutive net loss per share are the same.

6.	Concentrations

The Company’s operations are concentrated in one area—security software/entity identification. Sales to the U.S. Government through direct and indirect channels totaled 69.14% of total revenues attributable to five government customers and 92.3% of total revenues attributable to four government customers for the nine-month periods ended September 30, 2021, and 2020, respectively. One individual commercial customer during the nine months ended September 30, 2021, individually accounted for over 10.0% of total revenues and during the three months ended September 30, 2021, two individual commercial customers accounted for revenues that were individually over 10.0% of total revenues. During the three and nine months ended September 30, 2020, no individual commercial customer accounted for revenues that were over 10.0% of total revenues. The Company’s similar product and service offerings are not viewed as individual segments, as its management analyzes the business as a whole and expenses are not allocated to each product offering.

7.	Commitments and Contingencies

The Company is periodically involved in claims asserted in the normal course of its business. We believe these actions are routine and incidental to the business. While the outcome of these actions cannot be predicted with certainty, we do not believe that any will have a material adverse impact on our business.

Class Action Litigation

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

The Company is unable to predict the ultimate outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome of the Class Action Litigation.

Securities Investigation

On August 8, 2021, the Company received a notification from the Securities and Exchange Commission, Division of Enforcement, that it was conducting an investigation captioned In the Matter of Intrusion Inc. and requesting the Company produce certain documents and information. On November 9, 2021, the Securities and Exchange Commission served a subpoena on the Company in connection with this investigation which formally requested substantially similar information as in the prior request. The Company is continuing to comply with the requests and is cooperating in the investigation. The Company can offer no assurances as to the outcome of this investigation or its potential effect on the Company or its results of operations.

8.	Right-of-use Asset and Leasing Liabilities

The Company has operating and finance leases where it records the right-of-use assets and a related lease liability as required under ASC 842. The lease liabilities are determined by the net present value of total lease payments and amortized over the life of the lease. All obligations under the Company’s lease agreements are designed to terminate with the last scheduled payment. The Company’s leases are for the following types of assets:

•	Computer hardware and copy machines- The Company’s finance lease right-of-use assets consist of computer hardware and copy machines. These leases have a three-year life and are in various stages of completion.

•	Office space - The Company’s operating lease right-of-use assets include its rental agreements for its offices in Plano, TX, and San Marcos, CA, and a data service center in Allen, TX. The Plano offices operating lease liability was modified during the three months ended September 30, 2021, to add an additional floor of office space and terminate the prior lease. The modified lease has a life of two years and one month as of September 30, 2021. The San Marcos operating lease liability terminated on March 31, 2021. The data service center operating lease liability has a life of four years and one month as of September 30, 2021. The Company also has an operating lease liability for its former corporate office in Richardson. The Richardson operating lease liability has a life of three years and two months as of September 30, 2021; however, the related right-of-use asset was fully impaired due to the Company’s abandonment of the lease as of December 31, 2020.

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

Supplemental cash flow information includes operating cash flows related to operating leases. For the three months ended September 30, 2021, and 2020, the Company had $79,000 and $92,000, respectively, in lease payments related to operating leases. For the nine months ended September 30, 2021, and 2020, the Company had $200,000 and $271,000, respectively, in lease payments related to operating leases.

Schedule of Items Appearing on the Statement of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating expense:
Amortization expense – Finance ROU	$111	$11	$144	$32
Lease expense – Operating ROU	$66	$82	$252	$248
Other expense:
Interest expense – Finance ROU	$8	$–	$9	$2

Future minimum lease obligations consisted of the following as of September 30, 2021 (in thousands):

	Operating	Finance
	ROU Leases	ROU Leases	Total
Remaining 2021	$410	$8	$418
2022	704	618	1,322
2023	705	618	1,323
2024	486	9	495
2025	115	1	116
Thereafter	–	–	–
	$2,420	$1,254	$3,674
Less Interest*	(148)	(52)
	$2,272	$1,202

*	Interest is imputed for operating ROU leases and classified as lease expense and is included in operating expenses in the accompanying condensed consolidated statement of operations.

10.	Coronavirus Outbreak in the United States

Our customers were forced to allocate scarce and competing resources and balance budgetary demands placed upon them as a result of the effects of the coronavirus, mandatory quarantines, decreased travel, interruptions in workforce populations, scarcity of commodities, and similar economic and operational effects of the virus upon their own constituencies. These adverse effects resulted in decreased demand by many of our customers for our product offerings and cybersecurity solutions, negatively affecting revenue levels for the Company. We anticipate that our customers will continue to budget conservatively in the coming months, particularly as uncertainty remains about new strains and variants of the COVID-19 virus and potential future restrictions, slow-downs, or lock-downs.

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

The Company utilized the full proceeds of the PPP loan in accordance with the provisions of CARES Act and submitted the PPP Loan Forgiveness Application. On April 7, 2021, the Company received notice from the SBA that the PPP loan and accrued interest was forgiven in full. As a result, the Company recorded gain in the extinguishment of debt of $635,000 on its condensed statement of operations during the nine months ended September 30, 2021.

12.	Subsequent Events.

On November 9, 2021, the Securities and Exchange Commission served a subpoena on the Company in connection with its August 8, 2021, investigation notification, formally requesting substantially similar information as in its prior request on August 8, 2021.

On November 11, 2021, the Company announced the appointment of Mr. Tony Scott as the Company’s President and Chief Executive Officer, effective November 15, 2021. The Company will be providing additional details regarding this appointment in a current report on Form 8-K on or before November 17, 2021.

Management has evaluated subsequent events through November 12, 2021, the date these condensed consolidated financial statements are issued. No events or transactions other than those already described in these condensed consolidated financial statements have occurred subsequent to the balance sheet date that might require recognition or disclosure in the condensed consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q, including, without limitation, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are generally accompanied by words such as “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate,” “may” or other words that convey uncertainty of future events or outcomes. These statements relate to future events or to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations, which we describe in more detail elsewhere in this Quarterly Report on Form 10-Q, as well as in our 2020 Annual Report on Form 10-K, filed March 9, 2021, in Item 1A “Risk Factors” include, but are not limited to:

•	We had a net loss of $ 6.1 million and $15.0 million for the three- and nine-month periods ended September 30, 2021, respectively, and at September 30, 2021, we had an accumulated deficit of $76.3 million. To continue to operate our business as a going concern, we must increase our revenue levels.
•	We anticipate that we will not have sufficient cash resources to implement the Company’s current business plan and may not be able to raise additional funds through public or private financings, which raises the possibility that the Company may not be able to continue as a going concern.
•	We have experienced slower than anticipated results from the marketing, promotion, evaluation, and sales of our new commercial solution, INTRUSION Shield, as we continue to develop sales channels to market and sell this new product to not only our existing but also to a new set of prospective customers.
•	A large percentage of our current revenues are received from U.S. government entities, and the loss of these customers or our failure to widen the scope of our customer base to include general commercial enterprises could negatively affect our revenues.
•	We have experienced recent volatility in the market for our common stock, particularly with respect to significant swings in the market price as well as significant volume in the trading of our common stock.
•	We expect to expend considerable time and resources in a search for a new chief executive officer as well as integrating such a successor CEO into our business operations.
•	We may experience volatility in our workforce and be unable to attract employees in the future as a result of our recent reduction in force.
•	We could experience damage to our reputation in the cybersecurity industry in the event that our INTRUSION Shield solution fails to perform as expected, to meet our customers’ needs, or to achieve market acceptance.
•	A breach of network security could harm public perception of our cybersecurity solutions, which could cause us to lose revenues.
•	If we fail to respond to rapid technological changes in the network security industry, we may lose customers, or our solutions may become obsolete.
•	Our solutions are highly technical and if they contain undetected errors, our business could be adversely affected, and we might have to defend lawsuits or pay damages in connection with any alleged or actual failure of our solutions and services.
•	We must adequately protect our intellectual property in order to prevent loss of valuable proprietary information.
•	We face intense competition from both start-up and established companies that may have significant advantages over us and our solutions.
•	We are currently a plaintiff in class action lawsuits alleging violations of the federal securities laws, which will potentially divert the attention of the Company’s management and board or directors, result in significant legal expenditures in the defense of such suit, as well as potential financial liability should the Company be unsuccessful in its defense of these claims.

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

Results of Operations

The following table sets forth, for the condensed consolidated statements of operations in dollar amounts and as a percentage of our total revenue for the periods indicated. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue	$1,819	$1,588	$5,632	$5,039
Cost of revenue	690	652	2,048	2,050

Gross profit	1,129	936	3,584	2,989

Operating expenses:
Sales and marketing	3,782	885	10,123	1,880
Research and development	1,863	1,081	4,862	2,741
General and administrative	1,592	377	4,261	962

Operating loss	(6,108)	(1,407)	(15,662)	(2,594)

Interest and other income	19	–	87	8
Interest expense	(8)	(2)	(11)	(4)
Gain on the extinguishment of debt	–	–	635	–

Net loss	$(6,097)	$(1,409)	$(14,951)	$(2,590)

Preferred stock dividends accrued	–	(13)	–	(79)
Net loss attributable to common stockholders	$(6,097)	$(1,422)	$(14,951)	$(2,669)

Net loss per share attributable to common stockholders:
Basic	$(0.34)	$(0.10)	$(0.85)	$(0.19)
Diluted	$(0.34)	$(0.10)	$(0.85)	$(0.19)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	37.9%	41.1%	36.4%	40.7%
Gross profit	62.1%	58.9%	63.6%	59.3%

Operating expenses:
Sales and marketing	207.9%	55.7%	179.7%	37.3%
Research and development	102.4%	68.1%	86.3%	54.4%
General and administrative	87.5%	23.7%	75.7%	19.1%

Operating loss	-335.8%	-88.6%	-278.1%	-51.5%

Interest and other income	1.0%	–	1.5%	0.4%
Interest expense	-0.4%	-0.1%	-0.2%	-0.2%
Gain on the extinguishment of debt	0.0%	–	11.3%	–

Net loss	-335.2%	-88.7%	-265.5%	-51.3%

Preferred stock dividends accrued	0.00%	-0.8%	0.00%	-1.6%
Net loss attributable to common stockholders	-335.2%	-89.5%	-265.5%	-52.9%

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Domestic revenues	100.0%	100.0%	100.0%	100.0%
Export revenues	–	–	–	–
Revenues	100.0%	100.0%	100.0%	100.0%

Revenues. Revenues for the three and nine months ended September 30, 2021, were $1.8 million and $5.6 million, respectively, compared to $1.6 million and $5.0 million, respectively, for the same periods in 2020. Product revenues increased $0.2 and $0.6 million for the three- and nine-month periods ended September 30, 2021, compared to the same periods in 2020. The increases in product revenues were primarily due to revenues from our Shield product line which was introduced to the market in the first quarter of 2021 and an increase in TraceCop revenues between the periods. TraceCop revenues were $1.5 million and $4.9 million for the three- and nine-month periods ended September 30, 2021, respectively, compared to $1.5 million and $4.7 million for the three- and nine-month periods ended September 30, 2020, respectively. Shield revenues were $0.2 million and $0.3 million for the three- and nine-month periods ended September 30, 2021. No revenue related to Shield was recognized during the same periods in 2020, as Shield was introduced in 2021. The increases in revenues during these periods were offset by a de minius decrease in revenues related to Savant.

Concentration of Revenues. Revenues from sales to various U.S. government entities totaled $1.3 million, or 69.4% of revenues, for the quarter ended September 30, 2021, compared to $1.5 million, or 92.3% of revenues, for the same period in 2020. Revenues from sales to various U.S. government entities totaled $3.9 million, or 69.1% of revenues, for the nine months ended September 30, 2021, compared to $4.3 million, or 84.4% of revenues, for the same period in 2020. Sales to commercial customers totaled $0.6 million or 30.6% of total revenue for the third quarter of 2021 compared to $0.1 million or 7.7% of total revenue for the third quarter of 2020. Sales to commercial customers totaled $1.7 million or 30.9% of total revenue for the nine months ended September 30, 2021, compared to $0.8 million or 15.6% of total revenue for the nine months period ended September 30, 2020. Although we expect our concentration of revenues to vary among customers in future periods depending upon the timing of certain sales, we anticipate that sales to government customers will continue to account for a significant portion of our revenues in future periods. Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including, without limitation, potential disruption to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience. Although we do not anticipate that any of our revenues with government customers will be renegotiated, any cancelled or renegotiated government orders could have a material adverse effect on our financial results. Currently, we are not aware of any proposed cancellation or renegotiation of any of our existing arrangements with government entities and, historically, cancellations or renegotiated orders by government entities have not resulted in a material adverse effect on our business. One individual commercial customer during the nine months ended September 30, 2021, individually accounted for over 10.0% of total revenues and during the three months ended September 30, 2021, two individual commercial customers accounted for revenues that were individually over 10.0% of total revenues. During the three and nine months ended September 30, 2020, no individual commercial customer accounted for revenues that were over 10.0% of total revenues. The Company’s similar product and service offerings are not viewed as individual segments, as its management analyzes the business as a whole and expenses are not allocated to each product offering.

Gross Profit. Gross profit was $1.1 million or 62.1% of revenues for the quarter ended September 30, 2021, compared to $0.9 million or 58.9% of revenues for the quarter ended September 30, 2020. Gross profit was $3.6 million, or 63.6% of revenues for the nine months ended September 30, 2021, compared to $3.0 million or 59.3% of revenues for the nine months ended September 30, 2020, with the changes mainly due to changes in the TraceCop/Savant product mix. Gross profit as a percentage of revenues is impacted by several factors, including shifts in product mix, changes in channel of distributions, revenue volume, pricing strategies, and fluctuations in revenues of integrated third-party products.

Sales and Marketing. Sales and marketing expenses increased to $3.8 million or 207.9% of revenues for the quarter ended September 30, 2021, compared to $0.9 million or 55.7% of revenues for the quarter ended September 30, 2020. Sales and marketing expense also increased to $10.2 million or 179.7% of revenues for the nine months ended September 30, 2021, compared to $1.9 million or 37.3% of revenues for the nine months ended September 30, 2020. The increase is primarily related to an aggressive ramp up in labor cost, web marketing and other forms of business development advertising costs including $0.6 million related to a trade show event in anticipation of increased revenues from the sales of our new commercial product. The anticipated revenues from our INTRUSION Shield product have been slow to materialize and as a result we determined that these sales costs should be reduced. During the third quarter of 2021, we started implementing certain cost saving measures such as a reduction in force as well as negotiations with certain contractors and vendors to appropriately align our expenses with our revenue trends.

Research and Development. Research and development expenses increased to $1.9 million or 102.4% of revenues for the quarter ended September 30, 2021, compared to $1.1 million or 68.1% of revenues for the quarter ended September 30, 2020. Research and development expenses also increased to $4.9 million or 86.3% of revenues for the nine months ended September 30, 2021, compared to $2.7 million or 54.4% of revenues for the nine months ended September 30, 2020. The increase in research and development expense was due to increases in direct labor expenses and increases in costs associated with the development and testing of our legacy and Shield products. As discussed above, during the third quarter of 2021, we started implementing certain cost saving measures such as a reduction in force as well as negotiations with certain contractors and vendors to appropriately align our expenses with our revenue trends. Research and development costs are expensed in the period in which they are incurred. Research and development expenses may vary in the future; mainly dependent on levels of research and development labor expense charged to direct labor.

General and Administrative. General and administrative expenses increased to $1.6 million or 87.5% of revenues for the quarter ended September 30, 2021, compared to $0.4 million or 23.7% of revenues for the quarter ended September 30, 2020. General and administrative expenses also increased to $4.3 million or 75.7% of revenues for the nine months ended September 30, 2021, compared to $1.0 million or 19.1% of revenues for the nine months ended September 30, 2020. The increase in general and administrative costs was also related to an aggressive ramp up in general and administrative costs in anticipation of increased revenues from sales of our new Shield commercial product which have been slow to materialize. Some of the more significant increases include: Employee related expenses such as direct labor, benefits, recruitment agency fees, officer liability insurance and contract labor costs increased by $1.1 million and $3.0 million during the three and nine months ended September 30, 2021, when compared to the same periods in 2020. Legal costs increased by $0.6 million and $0.9 million specifically related to non-recurring projects during the three and nine months ended September 30, 2021, when compared to the same periods in 2020. Stock compensation expense decreased by $60,000 and increased by $0.5 million during the three and nine months ended September 30, 2021, when compared to the same periods in 2020. The increase during the nine months ended September 30, 2021, was related to options granted to new employees as well as compensation expense recognized during this period, related to the accelerated vesting of stock options granted to certain members of our Board upon retirement during the nine months ended September 30, 2021, when compared to the same period in 2020. The decrease during the three months ended September 30, 2021, was due to increases in new awards granted during the nine month period ended September 30, 2021 that did not exist during the same period in 2020 leading to no expense recognized on these 2021 grants during the three and nine months ended September 30, 2020, offset by a reduction in expense related to the forfeiture of compensation expense as a result of recent employee resignations, terminations and departures that occurred during the third quarter of 2021. The results of the recent employee resignations, terminations and departures during the three months ended September 30, 2021, was a decrease in stock compensation expense of $0.6 million. For the three and nine months ended September 30, 2021, costs allocated to other departments within the research and development group and the sales and marketing group increased by $1.1 million and $2.0 million during the three and nine months ended September 30, 2021, when compared with the same periods in 2020. On July 29, 2021, the Company executed a planned reduction in force resulting in the termination of approximately 20% of its employees across the organization. The reduction in force was part of a larger effort on the Company’s part to reduce expenses and overhead as a result of the challenges the Company anticipates in meeting its liquidity and cash-flow needs in the near term, as a result of lower-than-expected 2021 revenues from its newly introduced INTRUSION Shield service offering.

Interest Expense. Interest expense increased to $8,000 or 0.4% of revenues for the quarter ended September 30, 2021, compared to $2,000 or 0.1% of revenues for the same period in 2020. Interest expense increased to $10,000 or 0.2% of revenues for the nine months ended September 30, 2021, compared to $4,000 or 0.1% of revenues for the same period in 2020. Our interest expense consists primarily of interest related to finance leases and in 2020 interest specifically related to the SBA PPP Loan entered in April of 2020. During 2021, we entered multiple finance lease arrangement in the amount of $1.8 million. $1.5 million of which related to new server systems replacing our old and outdated sever systems and $0.3 million related to equipment necessarily for our Shield commercial product. The PPP Loan along with accrued interest amounts was forgiven in April 2021 and a gain in the extinguishment of debt was recognized on the condensed consolidated statement of operations. The primarily increase in Interest Expense for the periods mentioned above is related to the increase in finance leases between the periods and the extinguishment of the PPP Loan. Interest expense will vary in the future based on our cash flow and borrowing needs.

Interest and other Income. Interest and other income were $19,000 and $87,000 for the three and nine months ended September 30, 2021, respectively, compared to $0 and $8,000 for the three and nine months ended September 30, 2020, respectively.

Gain on the extinguishment of debt. Gain and extinguishment of debt increased $0.6 million for the nine months ended September 30, 2021, compared to no gains or losses on the extinguishment of debt incurred for the nine months ended September 30, 2021. This increase was primarily related to the forgiveness of our SBA PPP Loan principal and accrued interest balance of $0.6 million entered in April 2020 and forgiven in April 2021. There were no gains or losses on the extinguishment of debt incurred for the three months ended September 30, 2021 and 2020.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2021, we had cash and cash equivalents of $7.2 million, down from approximately $16.7 million as of December 31, 2020, and working capital of $4.9 million compared to $16.2 million as of December 31, 2020. Our primary source of cash for funding operations and growth had been through cash flows generated from operating activities together with the approximately $18.0 million in net proceeds received from our secondary public offering in 2020 and approximately $4.8 million in net proceeds received from our at-the-market program in 2021.

Our current cash position combined with increased expenses primarily related with management’s accelerated increase in staffing our sales and administrative resources together with decreased revenue expectations related to our INTRUSION Shield offering has created significant concerns about our ability to meet our current and short-term cash-flow and liquidity needs, over the next 12 months. In recognition of this determination, we have been actively considering strategic alternatives for the funding and implementation of our long-term business plan. For example, we have engaged B. Riley Securities, Inc. to act as sales agent under our at-the-market program, which allows us to potentially sell up to $50.0 million of our common stock on a delayed or continuous basis through the use of a shelf-registration statement on Form S-3, which we initially filed on August 5, 2021. The shelf registration became was effective on August 16, 2021. As of September 30, 2021, we received proceeds of approximately $4.8 million net of fees from the sale of our common stock related to this program.

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

Condensed Consolidated Statements of Cash Flows

Our cash flows for the nine months ended September 30, 2021 and 2020 were:

	Nine Months Ended
	September 30, 2021	September 30, 2020
Net cash used in operating activities	$(12,775)	$(2,367)
Net cash used in investing activities	(1,132)	(153)
Net cash provided by financing activities	4,356	691
Change in cash and cash equivalents	$(9,551)	$(1,829)

Operating Activities

For the nine months ended September 30, 2021, net cash used in operating activities was $12.8 million, as a result of net loss of $15.0 million, adjusted for non-cash charges of $1.1 million and net cash inflow of $1.1 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $0.5 million in depreciation and amortization, $1.1 million in stock-based compensation, and $0.1 million in other operating activities, partially offset by $0.6 million in gain on the extinguishment of debt. The net cash inflow from changes in operating assets and liabilities was primarily due to (i) a $0.1 million decrease in accounts receivable which is primarily caused by timing in receipt of receivables from our customers, (ii) a $0.2 million increase in prepaid expenses and other assets specifically related to the renewal of our D&O insurance policy, partially offset by (iii) a $0.6 million increase in deferred revenue primarily due to increases in deferred revenue balances resulting from certain customers shifting to making upfront payment for our services for their contract term of one year and an increased customer based related to our INTRUSION Shield product, and (iv) a $0.6 million increase in other liabilities primarily due to an aggressive ramp up in expenses in anticipation of revenues from our INTRUSION Shield product.

For the nine months ended September 30, 2020, net cash used in operating activities was $2.4 million, as a result of net loss of $2.6 million, adjusted for non-cash charges of $0.5 million, and net cash outflow of $0.3 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $0.2 million in depreciation and amortization, $0.2 million in stock-based compensation and $0.1 million in other operating activities. The net cash outflow from changes in operating assets and liabilities was primarily due to (i) a $0.5 million decrease in accounts receivable which was primarily due to the timing in receipt of receivables from our customers, partially offset by (ii) $0.4 million decrease in deferred revenue primarily due to shorter term upfront fee payments received from our customers, (iii) $0.5 million increase in prepaids and other assets primarily driven by increases in prepaid software and insurance costs and in the right of use assets recorded primarily due to leases and (iv) a $0.1 million increase in other liabilities due to the beginning of the ramp up in expenses in anticipation of the launch of our INTRUSION Shield product.

Investing Activities

For the nine months ended September 30, 2021, net cash used in investing activities was $1.1 million, which was primarily the result of additions to property and equipment specifically related to $0.4 million related to hardware utilized to administer our INTRUSION Shield product, $0.3 million of hardware and software equipment utilized in our data center, $0.1 million of in-house software and computer systems for employees, $0.2 million of AI related computer systems and $0.1 million related to website design and intangible assets – domain name (“www.Cyberwarfare.com”).

For the nine months ended September 30, 2020, net cash used in investing activities was $0.2 million, which was primarily the result of additions to property and equipment.

Financing Activities

For the nine months ended September 30, 2021, net cash provided by financing activities was $4.4 million, which was primarily the result of net proceeds from our at-the-market program public offering of $4.8 million, exercise of stock options of $0.2 million offset by payment on principal of finance right-of-use leases of $0.6 million.

For the nine months ended September 30, 2020, net cash provided by financing activities was $0.7 million, which was primarily the result of proceeds of $0.6 million from an SBA PPP loan, proceeds from exercise of stock options of $0.2 million, partially offset by the payments for preferred stock dividends of $0.1 million and payment on principal of finance right-of-use leases of $32,000.

Contractual Obligations and Commitments

As of September 30, 2021, we have future contractual obligations under our leases. The following table sets forth certain information concerning these obligations:

Future minimum lease obligations consisted of the following as of September 30, 2021 (in thousands):

	Operating	Finance
	ROU Leases	ROU Leases	Total
Remaining 2021	$410	$8	$418
2022	704	618	1,322
2023	705	618	1,323
2024	486	9	495
2025	115	1	116
Thereafter	–	–	–
	$2,420	$1,254	$3,674
Less Interest*	(148)	(52)
	$2,272	$1,202

*Interest is imputed for operating ROU leases and classified as lease expense and is included in operating expenses in the accompanying condensed consolidated statement of operations.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we must apply our reasonable judgment in evaluating the cost-benefit relationship of potential disclosure controls and procedures. We implemented certain changes to our disclosure controls during the quarter ended September 30, 2021, in response to our management’s determination at June 30, 2021, that our disclosure controls were not effective. These changes included the formation of a disclosure committee and a newly adopted disclosure control policy.

As of September 30, 2021, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that the disclosure controls and procedures were effective.

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

On February 16, 2021, Intrusion Inc. instituted legal proceedings in the District Court of Dallas County, Texas, 14th Judicial District against Purple Plaza LLC, the landlord for the facilities we previously occupied in Richardson, Texas. This lawsuit claims damages for breach of contract for, among other things, failure to maintain and repair the leased facilities and to provide adequate heating, air conditioning and ventilation on the premises, resulting in a constructive eviction. Intrusion is seeking damages in excess of $1,000,000 together with a declaratory judgment that any of Intrusion’s remaining obligations under the lease have terminated.  Purple Plaza, LLC has answered by filing a general denial, and recently added a counterclaim seeking alleged past due rent in the amount of approximately $229,000 and future rent allegedly exceeding $2.0 million without offsetting its duty to mitigate its damages. Discovery is underway in the matter. The case is set for jury trial on February 15, 2022.

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

On August 8, 2021, the Company received a notification from the Securities and Exchange Commission, Division of Enforcement, that it was conducting an investigation captioned In the Matter of Intrusion Inc. and requesting the Company produce certain documents and information. On November 9, 2021, the Securities and Exchange Commission served a subpoena on the Company in connection with this investigation which formally requested substantially similar information as in the prior request. The Company is continuing to comply with the requests and is cooperating in the investigation. The Company can offer no assurances as to the outcome of this investigation or its potential effect on the Company or its results of operations.

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

Our current cash position combined with increased expenses primarily related with management’s accelerated increase in staffing our sales and administrative resources together and the decreased revenue expectations related to our INTRUSION Shield offering has created significant concerns about our ability to meet our current and short-term cash-flow and liquidity needs, over the next 12 months. In recognition of this determination, we have been actively considering strategic alternatives for the funding and implementation of our long-term business plan. For example, we have engaged B. Riley Securities, Inc. to act as sales agent under our at-the-market program, which allows us to potentially sell up to $50.0 million of our common stock on a delayed or continuous basis through the use of a shelf-registration statement on Form S-3, which we initially filed on August 5, 2021. The shelf registration became was effective on August 16, 2021. As of September 30, 2021, we received proceeds of approximately $4.8 million net of fees from the sale of our common stock related to this program.

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

We had a net loss of $6.1 million and $15.0 million for the three- and nine-month periods ended September 30, 2021, respectively, and we had an accumulated deficit of $76.3 million as of September 30, 2021. To improve our financial performance, we must increase our revenue levels.

For the three- and nine-month periods ended September 30, 2021, we had a net loss of $6.1 million and $15.0 million, respectively, and had an accumulated deficit of approximately $76.3 million as of September 30, 2021, compared to net losses of $1.4 million and $2.6 million for the three- and nine-month periods ended September 30, 2020, respectively, and an accumulated deficit of approximately $61.3 million as of December 31, 2020. We need to increase current revenue levels from the sales of our solutions if we are to regain profitability. If we are unable to increase our revenue levels, losses could continue for the near term and possibly longer, and we may not achieve profitability or generate positive cash flow from operations in the future.

Most of our current revenues are generated from one family of solutions with a limited number of customers, and the decrease of revenue from sales of this family of solutions could materially harm our business and prospects. Timeliness of orders from customers may cause volatility in growth.

Approximately 88% of our existing revenues result from sales of TraceCop a cybersecurity solution. TraceCop revenues were $1.5 million and $4.9 million for the three- and nine-month periods ended September 30, 2021, respectively, compared to $1.5 million and $4.7 million for the same periods in 2020. While we anticipate the continued introduction of our new INTRUSION Shield solution will reduce our dependence on this single solution, we can offer no assurances as such, and in the absence of a shift in solution mix, we may continue to face risks in the event that sales of this key solution to these limited customers were to decrease.

Item 6.	EXHIBITS

The following Exhibits are filed with this report form 10-Q:

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 15, 2010)
3.2	Corporate Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-K filed on March 21, 2001)
10.1	Intrusion Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 24, 2021)
10.2	Form of Incentive Stock Option Award Agreement to the Intrusion Inc. 2021 Omnibus Incentive Plan
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	Certification Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRUSION INC.

Date: November 12, 2021	/s/ Anthony J. LeVecchio
Anthony J LeVecchio
Executive Chairman of the Board
(Principal Executive Officer)

Date: November 12, 2021	/s/ B. Franklin Byrd
Franklin Byrd
Chief Financial Officer, (Principal Financial & Accounting Officer)

