Form 10-K
period 2021-12-31
INTRUSION INC
filed 2022-03-18
CIK 736012

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER 001-39608

INTRUSION INC.

(Exact name of registrant as specified in its charter)

delaware	75-1911917
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 EAST PARK BLVD, SUITE 1200 PLANO, texas	75074
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 234-6400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	INTZ	Nasdaq Capital Market

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2021: $248,751,286.

As of March 9, 2022, 19,183,776 shares of the issuer’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement filed in connection with the Registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

INTRUSION INC.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which statements involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our financial position; our ability to continue our business as a going concern; our business, sales, and marketing strategies and plans; our ability to successfully market, sell, and deliver our INTRUSION Shield commercial product and solutions to an expanding customer base; are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as "anticipate," "believe," "contemplate," "continue," "could," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "project," "should," "target," "will," or "would" or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, such statements.

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

ii

PART I

Item 1.     Description of Business.

Our Corporate Information

We were organized in Texas in September 1983 and reincorporated in Delaware in October 1995. Our principal executive offices are located at 101 East Park Boulevard, Suite 1200, Plano, Texas 75074, and our telephone number is (972) 234-6400. Our website URL is www.intrusion.com. We post the following filings in the “Investors” section of our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our Annual Reports on Form 10-K; our quarterly reports in Form 10-Q; our current reports on Form 8-K; and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings on our website are available free of charge. Additionally, filings are available on the Securities and Exchange Commission’s website (www.sec.gov). In this report, references to the “Company”, “we”, “us”, “our”, “Intrusion” or “Intrusion Inc.” refer to Intrusion Inc. and its subsidiaries. TraceCop and Savant are registered trademarks of the Company. We have also applied for trademark protection for INTRUSION Shield.

Our Business

Intrusion, Inc. is a cybersecurity company based in Plano, Texas. The company offers its customers access to our exclusive threat intelligence database containing the historical data, known associations, and reputational behavior of over 8.5 billion IP addresses. After years of gathering global internet intelligence and working exclusively with government entities, the company released its first commercial product in 2021. INTRUSION Shield was designed to allow businesses to incorporate a Zero Trust, reputation-based security solution into their existing infrastructure. INTRUSION Shield observes traffic flow and instantly blocks known malicious or unknown connections from both entering or exiting a network, making it an ideal solution for protecting against Zero-Day and ransomware attacks. Incorporating INTRUSION Shield into a network can elevate an organization's overall security posture by enhancing the performance and decision-making of other solutions in its cybersecurity architecture.

Our Solutions

INTRUSION Shield™

INTRUSION Shield, our newest cybersecurity solution is a reputation-based Security-as-a-Service (“SaaS”) solution that inspects and kills dangerous network (in and outbound) connections. What makes our approach unique is that INTRUSION Shield evaluates every packet and analyzes the IP addresses (source and destination), as well as domain information and the ports utilized and combined with other threat intelligence data reports and blocks malicious connections. Many breaches today are caused by Zero day and malware free compromises that may not trigger alarms in a traditional firewall or endpoint solution. INTRUSION Shield’s capabilities are designed to continuously evolve as the threats and landscape change over time. Unlike traditional industry approaches that rely heavily on signatures, complex rules, and human factors mitigation, which malicious actors and nation states have learned to bypass, INTRUSION Shield’s proprietary architecture isolates and neutralizes malicious traffic and network flows that existing solutions are ill equipped to handle. We are in development to expand our family of INTRUSION Shield product offerings, including a hardware-less, cloud-based product, which is on schedule for rollout out in the second half of 2022.

INTRUSION TraceCop®

INTRUSION TraceCop is a big data tool with extensive IP intelligence canvassing the entire Internet. It contains what we believe to be the largest existing repository of reputation information on known good and known bad active IP addresses (both IPv4 and IPv6). TraceCop contains an inventory of network selectors and enrichments useful to support forensic investigations. The data contains a history of IPv4 and IPv6 block allocations and transfers, historical mappings of IP addresses to Autonomous Systems (ASNs) as observed through BGP, and approximately one billion historically registered domain names and registration context. TraceCop contains tens of billions of historic DNS resolutions of Fully Qualified Domain Names (FQDNs or hostnames) on each of these domains. Together, this shows relationships, hosting, and attribution for Internet resources. TraceCop also contains web server surveys of content, such as natural language and topic of the content on hundreds of millions of websites and servers and OS fingerprints of services showing applications running on a given IP address. TraceCop also contains a history of threat and reputation for each hostname and IP address over time. All this makes it a very effective network forensics and cybersecurity analysis tool.

INTRUSION Savant®

INTRUSION Savant is a network monitoring solution that leverages the rich data available in TraceCop to identify suspicious traffic in real-time. Savant uses several original patents to uniquely characterize and record all network flows. Savant is a network reconnaissance and attack analysis tool used by forensic analysts in the DoD, Federal Government and corporations with in-house threat research teams. For example, Savant users can create various automated rules to inspect packets matching (or not) certain criteria such as creating a rule to ensure the Source MAC address field in the Ethernet header and Source IP address from the IP header are always the same, failing which could indicate MAC or IP Spoofing in progress. Similarly, threat investigators can create rules using regular expressions to analyze multiple fields in the packet headers.

Our Intellectual Property and Licenses

Our success and our ability to compete are primarily dependent, upon our proprietary technology. We principally rely on a combination of contractual rights, trade secrets and copyright laws to establish and protect our proprietary rights in our solutions. In addition, we have received two patents, and we have applied for patents for our INTRUSION Shield family of solutions. We have also entered into non-disclosure agreements with our suppliers, resellers, and certain customers to limit access to and disclosure of proprietary information. There can be no assurance that the steps taken by us to protect our intellectual property will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology, although it would be extremely difficult to replicate the proprietary and comprehensive internet databases we have developed over the past 24 years.

We have entered into software and solution license agreements with various suppliers. These license agreements provide us with additional software and hardware components that add value to our cybersecurity solutions. These license agreements do not provide proprietary rights that are unique or exclusive to us and are generally available to other parties on the same or similar terms and conditions, subject to payment of applicable license fees and royalties. We do not consider any of the solution license, software or supplier agreements to be material to our business, instead, they are complementary to our business and offerings.

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

There are numerous companies competing in various segments of the data security markets. At this time, we have little or no competitors for TraceCop; however, we believe competitors could emerge in the future. These competitors currently perform only a portion of the functions that we are able to perform with TraceCop. We have been continuously collecting the TraceCop data for more than twenty years, and we believe that none of our current or future competitors will have the ability to provide and reference this extremely valuable historical data. In our newest market segment, data mining and advanced persistent threat detection, we compete directly and indirectly with companies and open source technologies in the firewall, intrusion detection and prevention, anti-virus, network analysis, endpoint protection, and insider threat prevention areas of cybersecurity technology.

We expect that our current INTRUSION Shield solution, as well as upcoming complementary offerings in the INTRUSION Shield family, will be novel and unique in our industry because of our proprietary threat-enriched big data. We expect that our INTRUSION Shield family of solutions will also complement our customer’s existing cybersecurity processes and third-party solutions. If the INTRUSION Shield receives widespread acceptance in the market, we anticipate that other businesses will seek to compete with INTRUSION Shield; however, we believe our existing, mature, and proprietary database which is integral to the operation of INTRUSION Shield will be difficult, if not impossible, for other companies in our industry to replicate and will be a significant barrier to entry of competitors in the near- and long-term future of cyber security solutions.

Our Customers: Government Sales

Sales to U.S. government customers accounted for 71.4% of our revenues for the year ended December 31, 2021, compared to 86.3% of our revenue in 2020. This shift was as a result of the introduction of our new INTRUSION Shield solution as a commercial product available to non-governmental customers during 2021 from which we generated sales during 2021. In addition the adverse effects from the proliferation of the COVID-19 virus which resulted in decreased demand by some of our customers for our current product offerings and cybersecurity solutions, negatively affected our 2021 and 2020 revenue levels. We expect to continue to derive a substantial portion of our revenues from sales to governmental entities in the future as we continue to market our products and data mining products to the government, and we intend to market INTRUSION Shield not only to our long-standing governmental customer base but to expand our efforts to include more traditionally administrative and civilian governmental entities. Sales to government clients present risks in addition to those involved in sales to commercial customers that could adversely affect our revenues, including potential disruption due to irregularities in or interruptions to appropriation and spending patterns, delays in approving a federal budget and the government’s reservation of the right to cancel contracts and purchase orders for its convenience.

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

Third-Party Products

We currently resell standard commercially available computers and servers from various vendors which we integrate with our software products for implementation into our customer networks. We do not consider any of these third party relationships to be material to the Company’s business or results of operations.

Customer Services

Our solution sales may include installation, operation of our technology and threat data interpretation and reporting.

Manufacturing and Supplies

Our internal manufacturing operations consist primarily of software, packaging, testing and quality control of finished units. The hardware we sell is based on standard off-the-shelf solutions.

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

Resellers. Resellers such as domestic and international system integrators and VARs sell our solutions as stand-alone solutions to end users and integrate our solutions with products sold by other vendors into network security systems that are sold to end users. Our field sales force and technical support organization provide support to these resellers. Our agreements with resellers are non-exclusive, and our resellers generally sell other products and solutions that may compete with our solutions. Resellers may place higher priority on products or solutions of other suppliers who are larger and have more name recognition, and there can be no assurance that resellers will continue to sell and support our solutions.

Foreign Sales. Export sales did not account for any revenue in 2021 and 2020.

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

In 2021, 71.4 % of our revenue was derived from a variety of U.S. government entities through direct sales and indirectly through system integrators and resellers. These sales are attributable to seven U.S. Government customers through direct and indirect channels; three exceeded 10% of total revenue individually in 2021. A reduction in our sales to U.S. government entities could have a material adverse effect on our business and operating results if not replaced.

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

Employees

As of December 31, 2021, we employed a total of 60 persons, four of which are part time. None of our employees are represented by a labor organization, and we are not a party to any collective bargaining agreement. Competition in the recruiting of personnel in the networking and data security industry is intense. We believe that our future success will depend in part on our continued ability to hire, motivate and retain qualified management, sales, marketing, and technical personnel. On July 29, 2021, the Company executed a planned reduction in force resulting in the termination of approximately 20% of its employees. Following this reduction in force, a number of additional employees resigned, were terminated, or had their positions eliminated. As a result of these recent events, we may be unable to retain our current employees and be unable to attract new employees in the future, which would have a negative effect on the implementation of our operations.

Our Code of Conduct

All of the Company’s directors and employees are required to abide by the Company’s Code of Business Conduct and Ethics, which the Company adopted on September 14, 2020 (the “Code”) to ensure that the Company’s business is conducted in a consistently legal and ethical manner and to avoid instances of insider trading. The Code cover areas of professional conduct that include conflicts of interest, fair dealing and the strict adherence to all laws and regulations applicable to the conduct of the Company’s business.

On March 16, 2022, our board of directors, upon recommendation of our Nominating and Corporate Governance Committee, approved the following sentences to be added under the “Conflicts of Interest” section of the Company’s Code: “Any and all actual, perceived, or possible Conflicts of Interest involving either the Chief Executive Officer or the Chief Financial Officer shall be submitted in writing by a Company Agent to the Company’s Board Chair. The Chair will then be charged with addressing the Conflict of Interest, or with presenting the matter to the full Board for consideration, in accordance with the Company’s policies including those regarding ‘related party transactions,’ with the ultimate goal of avoiding even the ‘hint of impropriety’ in the Company’s business dealings.”

The full text of the amended Code is published on the Company’s website at under the investor relations tab at www.intrusion.com and is also attached as an exhibit to this annual report. The Company intends to disclose future amendments to, or waivers from, certain provisions of the Codes of Ethics on the Company’s website within four business days following the date of such amendment or waiver. Upon the written request of any stockholder, the Company will furnish, without charge, a copy of the Code. This request should be directed to the Company’s Secretary at 101 East Park Blvd., Suite 1200, Plano, TX 75074.

Item 1A. Risk Factors

The following are the significant factors that could materially adversely affect our business, financial condition, or operating results, as well as adversely affect the value of an investment in our common stock. The risks described below are not the only risks facing our Company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Risks Related to Our Financial Position and Liquidity

The Company’s ability to implement its current business plan will be dependent on our ability to raise additional funds through additional public or private financings, which raises the possibility that the Company may not be able to continue as a going concern.

The significant expense of the product launch combined with minimal sales of the INTRUSION Shield in 2021 has strained the Company’s capital resources and caused significant doubt about our ability to continue our current operations as a going concern. In order to finance our operations and to continue as a going concern, we believe it will be necessary for us to raise additional funds through public or private financings, including through the utilization of our at-the-market program. We can provide no assurances that we will be able to raise additional funds through any future equity or debt financings, and the terms of those financings, if available at all, may be on terms, which are not favorable to us and, in the case of equity financings, will result in dilution to our stockholders.

We are subject to certain contractual and regulatory limitations on our ability to consummate future financings.

Pursuant to that certain securities purchase agreement we entered into in March 2022 in connection with the issuance of a promissory note to Streeterville Capital, LLC, we agreed to be subject to certain restrictions on our ability to issue securities during the term of the notes issued under the agreement. Specifically, we agreed to obtain Streeterville Capital’s consent prior to issuing any debt securities or certain equity securities where the pricing of such equity securities is tied to the public trading price of our common stock. Furthermore, we also must offer Streeterville with the right to purchase up to 10% of future equity and debt securities offerings, subject to certain exceptions and limitations, in each case during the term of any note issued to Streeterville.

Furthermore, unless our public float exceeds $75 million, we will be subject to the restrictions set forth in General Instruction I.B.6 to Form S-3 that limit our ability to conduct primary offerings under a Form S-3 registration statement, like issuances under our at-the-market program. Under such limitations, we may not sell, during any 12-month period, securities on Form S-3 having an aggregate market value of more than one-third of our public float. As of March 9, 2022, our public float calculated in accordance with General Instruction I.B.6 of Form S-3 was $69.1 million. These restrictions may delay or prevent us from entering into funding arrangements or being able to access the capital markets, including under our at-the-market program, on favorable terms or at all.

We may be unable to generate sufficient cash to service the cash portion of our indebtedness under the March 2022 convertible notes.

Our ability to make scheduled payments on or to refinance our indebtedness and financial commitments to the noteholder under the convertible notes issued under our March 2022 securities purchase agreement depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions including financial, business and other factors beyond our control. We may be unable to generate sufficient cash flow to permit us to pay the principal, premium, if any, and interest on that indebtedness which would have a material adverse effect on our financial condition and results of operations.

The terms of our March 2022 securities purchase agreement contain significant obligations and limitations that could restrict our right to enter into transactions that would otherwise be favorable to our stockholders.

Our debt agreements contain a number of significant covenants, including the obligations to not issue debt securities or certain equity securities where the pricing of such equity securities is tied to the public trading price of the Common Stock, in each case, without the noteholder’s prior consent, and offer the noteholder the right to purchase up to 10% of future equity and debt securities offerings, subject to certain exceptions and limitations. These obligations and limitations may limit our ability to enter into certain, corporate, financing, operational or capital raising transactions.

If we fail to comply with the restrictions and covenants in our March 2022 securities purchase agreement, there could be an event of default under the convertible notes issued thereunder, which could result in an acceleration of payments due under those notes and other consequences.

Failure to meet the restrictions, obligations, and limitations under the March 2022 securities purchase agreement may result in an event of default in accordance with the terms of the convertible notes issued thereunder. An event of default would, among other things, provide the noteholder with the right to increase the outstanding balance by 15% for certain major events of default and 5% for others. Additionally, upon an event of default, the noteholder may consider the convertible note immediately due and payable. Furthermore, upon an event of default, the interest rate may also be increased to the lesser of 18% per annum or the maximum rate permitted under applicable law.

The redemption feature under our March 2022 convertible notes is dependent upon the market value of our common stock, which could result in significant dilution to our existing stockholders.

The noteholder will have the right to redeem up to $500,000 of the outstanding balance of such note per month after the notes have been issued for six months. While we have the option to make such payments in either (a) cash, (b) by paying the redemption amount in the form of shares of common ctock with the number of redemption shares being equal to the portion of the applicable redemption amount divided by the redemption conversion price or (c) a combination of cash and shares of common stock. Since the redemption conversion price will be equal 85% multiplied by the average of the two lowest daily volume weighted average prices per share of the common stock during the 15 trading days immediately preceding the date that the noteholder delivers notice electing to redeem a portion of the note, the number of shares to be issued by us in satisfaction of this redemption will vary, perhaps considerably. A reduction in our trading value could cause us to issue a greater number of shares under a redemption notice and therefore increase the dilutive effect to other stockholders.

We must increase revenue levels in order to finance our current operations and to implement our business strategies.

For the year ended December 31, 2021, we had a net loss of $18.8 million and had an accumulated deficit of approximately $80.1 million as of December 31, 2021, compared to a net loss of $6.5 million for the year ended December 31, 2020, and an accumulated deficit of approximately $61.3 million at December 31, 2020. We need to increase current revenue levels from the sales of our solutions if we are to regain profitability. If we are unable to increase revenue levels, losses could continue for the near term and possibly longer, and we may not regain profitability or generate positive cash flow from operations in the future.

Risks Related to Ongoing and Potential Litigation.

We are currently a defendant in class action lawsuits alleging violations of the federal securities laws, which will potentially divert the attention of our management and board of directors, require significant legal expenditures in the defense of such suit, as well as possibly result in financial liability should we be unsuccessful in the defense of these claims.

We are in the preliminary stages of defending class action lawsuits alleging that we have committed violations of federal securities laws and regulations. While the exact nature of these claims is not capable of being determined at this time, we will be expending time, personnel, and financial resources in our defense of these suits. Even if successful, these suits may not be resolved for a considerable period of time, during which these limited resources will be deployed and lingering uncertainty may persist in the ultimate culpability, if any, of the Company in connection with these allegations. The effect of these lawsuits during their pendency will have a negative effect on our cash flow, contribute to our liquidity challenges over the near term, and may ultimately affect our ability to operate our business.

Business and Operational Risks

Most of our current revenues are generated from one family of solutions with a limited number of customers, and the decrease of revenue from sales of this family of solutions could materially harm our business and prospects.

Approximately 86.9% of our existing revenues result from sales of TraceCop a cybersecurity solution. TraceCop revenues were $6.3 million for the year ended December 31, 2021, compared to $6.2 million for the year ended December 31, 2020. While we anticipate the continued introduction of our new INTRUSION Shield solution will reduce our dependence on this single solution, we can offer no assurances as such, and in the absence of a shift in solution mix, we may continue to face risks in the event that sales of this key solution to these limited customers were to decrease.

We may be unable to successfully market, promote, and sell our new commercial solution, INTRUSION Shield, and market it through new sales channels to a new set of prospective customers.

We have expended significant resources and anticipate continuing to expend significant resources launching our new INTRUSION Shield solution, including the time, attention, and focus of our senior management and our research and development team, coordination of new marketing strategies highlighting this new offering and promoting it through new and expanded sales channels to a wider audience of prospective customers than we have historically marketed and sold our solutions and services. Even if we have sufficient capital to expend on these initiatives, supporting our INTRUSION Shield products may divert resources from other critical operational areas and further strain our liquidity.

We may not be successful in our current efforts to broaden the marketing and sale of the INTRUSION Shield.

We believe that we must expand our sales and marketing efforts in order for INTRUSION Shield to achieve marketplace acceptance and to generate revenue for the Company. However, these efforts depend, in large part, on the success of our channel partners as they market and sell INTRUSION Shield, which may not be successful. Further, our new efforts in forging meaningful relationships with seasoned and well positioned strategic partners may not yield meaningful results, and any and all such efforts will need to be accomplished despite certain public remarks and comments that have been made on social media and web-based platforms as well as statements and allegations that have been, and will continue to be, advanced in the various pleadings that are publicly filed with the courts. If we are unsuccessful in our efforts to leverage channel and strategic partners and to counter negative public statements, we may not be able to generate sufficient revenue from INTRUSION Shield to improve the Company’s financial position, results of operations, and cash flow position.

Our efforts to provide a cloud-based delivery system for INTRUSION Shield may not be successful or attractive to our current and potential clients.

We are expending significant research and development resources in order to be able to provide the INTRUSION Shield to customers in a cloud-based environment without the requirement for complementary hardware to be deployed and installed on a customer’s information platforms. If this alternate product deployment is not achieved, achieved at too great an expense, or does not provide the added incentive to retain and to attract INTRUSION Shield customers, we may not be able to generate sufficient revenue to justify the expense or to significantly contribute to our revenues, which could in turn have a negative effect on our financial position, results of operations, and our cash flow position.

The current geo-political climate may add uncertainty in the dealings of our customers and could cause them to delay indefinitely certain cyber-security initiatives or to determine not to introduce or implement any new or innovative cyber-solution products into their information networks.

Current events in Eastern Europe and Russia have introduced a significant level of uncertainty in the dealings of our current and potential customers that could cause them to be hesitant to implement new cyber-security initiatives regardless of the efficacy of our INTRUSION Shield product. Further, these entities may also determine not to deploy their cash reserves in the face of such uncertainty. These uncertainties could depress the interest or the ability of companies and governmental entities to test, evaluate, and deploy our INTRUSION Shield in their network environments.

The effect of the coronavirus, particularly in the diversion of time and resources of the federal, state, and local governmental entities which make up a significant concentration of our customer base have caused, and may continue to cause, material adverse effects on our operations and our financial results.

A significant concentration of our federal, state, and local governmental customers have been forced to allocate scarce and competing resources and balance budgetary demands placed upon them as a result of the effects of the coronavirus, mandatory quarantines, decreased travel, interruptions in workforce populations, scarcity of commodities, and similar economic and operational effects of the virus upon their own constituencies. Considerable uncertainties continue with respect to the spread and containment of the pandemic, including, without limitation, the effects of mutations in the virus and the efficacy of vaccination efforts throughout the country and the world. These adverse effects have resulted in decreased demand by some of our customers for our current product offerings and cybersecurity solutions, negatively affecting historic revenue levels for the Company. A continued decrease in orders for our solutions by our government customers and losses of efficiency or diversions of resources in our own operations may continue to cause material adverse effect on our operations and financial results.

Scarcity of products and materials in the supply chain could hinder or prevent the deployment of our INTRUSION Shield for our customers who elect to use the wired version of our solution.

Supply chain interruptions have become frequent in light of the lingering commercial effects of COVID and its related variants. Should any of the component parts required for the hardware interface our customers use to access and to utilize the INTRUSION Shield product, we may have to delay or cancel our fulfillment of orders that could defer potential revenues or even result in customer cancellations, which would have a negative effect on our financial position and results of operations.

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

For the years ended December 31, 2021 and 2020, we derived 37.5% and 49.3% of our revenues from sales through indirect sales channels, such as distributors, value-added resellers, system integrators, original equipment manufacturers and managed service providers. We must expand sales of our current solutions as well as any new solutions, such as INTRUSION Shield, through these indirect channels in order to increase our revenues. We cannot assure you that our current solutions or future solutions will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues. Further, many of our competitors are also trying to sell their products and solutions through these indirect sales channels, which could result in lower prices and reduced profit margins for sales of our solutions.

Our business depends on the continued service of our key management and technical personnel.

Our success depends upon the continued contributions of our key management, sales, marketing, research and development and operational personnel, including Anthony Scott, our recently appointed President and Chief Executive Officer; T. Joe Head, our Chief Technology Officer; Franklin Byrd, our Chief Financial Officer; and other key technical personnel. The loss of the services of one or more of our key employees in the future could have a material adverse effect on our operating results. We also believe our future success will depend upon our ability to attract and retain additional highly skilled management, technical, marketing, research and development, and operational personnel with experience in managing large and rapidly changing companies, as well as training, motivating and supervising employees. The market for hiring and retaining certain technical personnel, including software engineers, has become more competitive and intense in recent years. Failure to attract and retain a sufficient number of qualified technical personnel, including software engineers, or retain our key personnel could have a material adverse effect on our operating results.

We may experience volatility in our workforce and be unable to attract employees in the future as a result of our recent reduction in force.

On July 29, 2021, the Company executed a planned reduction in force resulting in the termination of approximately 20% of its employees. Following this reduction in force, a number of additional employees resigned, were terminated, or had their positions eliminated. As a result of these recent events, we may be unable to retain our current employees and be unable to attract new employees in the future, which would have a negative effect on the implementation of our operations.

We could experience damage to our reputation in the cybersecurity industry in the event that our INTRUSION Shield solution fails to meet our customers’ needs or to achieve market acceptance.

Our reputation in the industry may be harmed, perhaps significantly, in the event that INTRUSION Shield fails to perform as we expect it to. If INTRUSION Shield does not perform as we expect, if we experience delivery delays, or if our customers do not perceive the benefits of purchasing and using INTRUSION Shield as part of their comprehensive cybersecurity solution, our position as a leader in this technology space may be damaged and could affect the willingness of our customers, as well as potential customers, to purchase our other solutions that function separately from INTRUSION Shield. Any reputational damage could result in a decrease in orders for all of our solutions, the loss of current customers, and a decrease in our overall revenues which could in turn have a material adverse effect on our results of operations.

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

Investment Risks

Our management and larger stockholders currently exercise significant control over our Company and such influence may be in conflict to your interests.

As of March 9, 2022, our executive officers and directors beneficially own approximately 8.7% of our voting power. In addition, other related affiliate parties control approximately 5.3% of voting power. As a result, these stockholders have been able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Although we follow our policies regarding related party transactions, we cannot entirely eliminate the influence of these stockholders as long as they hold such a concentration of the voting power of our common stock.

We have experienced recent volatility in the market for our common stock, particularly with respect to significant swings in the market price as well as significant volume in the trading of our common stock.

We have experienced extreme shifts in the market value of our common stock as it trades on the Nasdaq Capital Market as well significant increases in the trading volume of our shares on that market. For example, the market price of our common stock fluctuated between $3.05 and $29.90 during the twelve months ended December 31, 2021. These fluctuations may result in a hesitancy for investors to purchase and hold shares of our common stock, continued depression of the market value of our stock, and ultimately negatively affect our ability to raise capital through the issuance and sale of our common stock, particularly through our at-the-market program or otherwise.

Risks Related to our Intellectual Property

We must adequately protect our intellectual property in order to prevent loss of valuable proprietary information.

We rely primarily on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures, and non-disclosure agreements to protect our proprietary technology. However, unauthorized parties may attempt to copy or reverse engineer aspects of our solutions or to obtain and use information that we regard as proprietary. Policing unauthorized use of our solutions is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our intellectual property. This is particularly true in foreign countries whose laws may not protect proprietary rights to the same extent as the laws of the United States and may not provide us with an effective remedy against unauthorized use. If protection of our intellectual property proves to be inadequate or unenforceable, others may be able to use our proprietary developments without compensation to us, resulting in potential cost advantages to our competitors.

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

Item 2.     Properties

Our corporate headquarters are currently located in 17,250 square feet of space at 101 East Park Blvd, Suite 1200, Plano Texas. This facility houses our corporate administration, engineering, sales, and marketing operations. The lease for this facility extends until November 2023. The Company vacated its previous space in Richardson, Texas beginning in the fourth quarter of 2020. The lease for the 23,000 square foot Richardson facility initially extended through November 2024 and is the subject of a lawsuit the Company filed against the landlord on February 16, 2021. We have charged this landlord with breach of contract, constructive eviction, and we have requested a declaratory judgment relieving us of any further payment obligations under this lease. The landlord has denied our claims and responded with a counterclaim seeking alleged past due rent. (See Item 3 – Legal Proceedings)

For a variety of reasons, the Company began encouraging its engineers and analysts to work remotely beginning in fourth quarter 2020, and we currently have engineers and other employees working remotely in Texas as well as several other US States.

We believe that the existing facilities will be adequate to meet our operational requirements through 2022, although we periodically review our leased space to in order to ensure such space is secure and suitable for our current and future needs. We believe that all such facilities are adequately covered by appropriate property insurance. See Note 8 – Right-of-use Asset and Leasing Liabilities to our Consolidated Financial Statements for additional information regarding our obligations under leases.

Item 3.     Legal Proceedings.

On February 16, 2021, Intrusion Inc. instituted legal proceedings in the District Court of Dallas County, Texas, 14th Judicial District against Purple Plaza LLC, the landlord for the facilities we previously occupied in Richardson, Texas. This lawsuit claims damages for breach of contract for, among other things, failure to maintain and repair the leased facilities and to provide adequate heating, air conditioning and ventilation on the premises, resulting in a constructive eviction. Intrusion is seeking damages in excess of $1,000,000 together with a declaratory judgment that any of Intrusion’s remaining obligations under the lease have terminated.  Purple Plaza, LLC has answered by filing a general denial, and recently added a counterclaim seeking alleged past due rent in the amount of approximately $229,000 and future rent allegedly exceeding $2,000,000 without offsetting its duty to mitigate its damages. Discovery is underway in the matter. The case is set for jury trial on June 7, 2022.

On April 16, 2021, a purported class action lawsuit was filed in the United States District Court, Eastern District of Texas, Sherman Division, captioned Celeste v. Intrusion Inc. et al., Case No. 4:21-cv-00307 (E.D.Tex) against the Company, the Company’s chief financial officer, and now-former chief executive officer alleging, among other things, that the defendants made false and/or misleading statements or omissions about the Company’s business, operations, and prospects in violation of Section 10(b) of the Exchange Act , and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act. The Celeste lawsuit claims compensatory damages and legal fees.

On May 14, 2021, a related purported class action lawsuit was filed in the United States District Court, Eastern District of Texas, Sherman Division, captioned Neely v. Intrusion Inc., et al., Case No. 4:12-cv-00374 (E.D. Tex.) against the Company, the Company’s chief financial officer, and now-former chief executive officer. The Neely lawsuit alleges the same violations under the federal securities laws as those alleged in the Celeste lawsuit. The Neely lawsuit also seeks compensatory damages and legal fees.

On November 23, 2021, the Court consolidated the Celeste and Neely actions, and appointed a lead plaintiff and lead plaintiff’s counsel.  The lead plaintiff filed his amended complaint on February 7, 2022, which named as additional defendants current and former officers and directors of the Company James Gero, T. Joe Head, Gary Davis, and Michael Paxton. The Company’s current deadline to respond to the amended complaint is June 9, 2022.  Our management believes the claims in the lawsuit are without merit and intends to defend our position vigorously.

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

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters and Business Issuer Purchases of Equity Securities. – Intrusion Equity Accounting

Our common stock trades on the Nasdaq Capital Market, where it is currently listed under the symbol “INTZ.” As of March 9, 2022, there were approximately 86 registered holders of record of our common stock. The Company does not have a history of paying dividends on its common stock and has no present intention to declare any dividends in the foreseeable future.

All equity compensation plans under which our common stock is reserved for issuance have previously been approved by our stockholders. The following table provides summary information as of December 31, 2021, for all of our equity compensation plans (in thousands, except per share data). See Note 10 – Employee Incentive Plans to our consolidated financial statements for additional discussion.

	Number of shares of common stock to be issued upon exercise of outstanding options(1)	Weighted average exercise price of outstanding options	Number of shares unvested restricted stock	Weighted average grant date fair value	No. of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	617	$6.47	149	$5.54	2,524
Equity compensation plans not approved by security holders	–	–	–	–	–
Total	617	$6.47	149	$5.54	2,524

__________________

(1)	Included in the outstanding options are 260,273 from the 2005 Stock Incentive Plan, 131,000 from the 2015 Stock Option Plan and 226,000 from the 2021 Omnibus Incentive Plan.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis includes information management believes is relevant to understand and assess our consolidated financial condition and results of operations. This section should be read in conjunction with our consolidated financial statements, accompanying notes and the risk factors contained in this report.

Overview

Intrusion Inc. offers businesses of all sizes and industries products and services that leverage across our exclusive threat intelligence database which contains the historical data, known associations, and reputational behavior of over 8.5 billion IP addresses. After many years of gathering intelligence and providing our INTRUSION TraceCop and Savant solutions exclusively to government entities, we released our first commercial product in 2021, the INTRUSION Shield. INTRUSION Shield was designed to allow businesses to incorporate a Zero Trust, reputation-based security solution into their existing infrastructure and to observe traffic flow and instantly block known malicious or unknown connections from both entering or exiting a network, making it an ideal solution for protecting from Zero Day and ransomware attacks.

We spent considerable financial resources and energy in 2021 completing beta testing and launching the INTRUSION Shield product, and these efforts included an aggressive ramp up in our expenditures, particularly in the areas of sales and marketing and other general and administrative expenses. Unfortunately, these efforts at promoting the launch of INTRUSION Shield were not as successful as the Company had anticipated. The significant expense of the product launch combined with minimal sales of INTRUSION Shield in 2021 has strained the Company’s capital resources and caused significant doubt about our ability to continue our current operations as a going concern.

We believe that we must expand our sales and marketing efforts in order for the INTRUSION Shield to achieve marketplace acceptance and to generate revenue for the Company. However, these efforts depend, in large part, on the success of our channel partners as they market and sell the INTRUSION Shield, which may not be successful. Further, our new efforts in forging meaningful relationships with seasoned and well positioned strategic partners may not yield meaningful results, and any and all such efforts will need to be accomplished despite certain public remarks and comments that have been made on social media and web-based platforms as well as statements and allegations that have, and will continue to be, that have and will continue to be advanced in the various pleadings that are publicly filed with the courts. We are also expending significant research and development resources in order to be able to provide INTRUSION Shield to customers in a cloud-based environment without the requirement for complementary hardware to be deployed and installed on a customer’s information platforms. If this alternate product deployment is not achieved, achieved at too great an expense, or does not provide the added incentive to retain and to attract INTRUSION Shield customers, we may not be able to generate sufficient revenue to justify the expense or to significantly contribute to our revenues.

In order to finance our operations and to continue as a going concern, it has been necessary for us to raise additional funds through public and private financings. We engaged B. Riley Securities Inc. to act as sales agent under an at-the-market stock issuance program that begin in August of 2021 and has generated approximately $5.5 million net of fees from those stock sales. We also engaged in certain cost-cutting measures in the latter portion of 2021, including measures to reduce head count in our non-performing segments and negotiating with certain contractors and vendors to appropriately align our expenses with our revenue trends.

And in March of 2022, we generated $4,682,500 in net proceeds from the issuance of the first of two convertible promissory notes that are issuable under a Securities Purchase Agreement we entered into with Streeterville Capital, LLC with the ability to receive an additional $4,682,500 in net proceeds from the issuance of the subsequent note upon the satisfaction of certain conditions, including, without limitation, obtaining certain stockholder approvals at our upcoming annual meeting of stockholders. (For additional details, see Liquidity and Capital Resources: 2022 Convertible Notes Issuance, below)

We have also streamlined and added focused talent to our sales and marketing departments and recruited and engaged a new President and Chief Executive Officer to spearhead these and other initiatives to better align expenses with revenue, provide valuable and meaningful cybersecurity offerings to both governmental and commercial clients, and to attract the needed capital resources for the Company to execute on these initiatives in 2022.

Results of Operations

The following table set forth, the consolidated statements of operations in dollar amounts and as a percentage of our total revenue for the periods indicated. The period-to-period comparison of results is not necessarily indicative of results for future periods.

Comparison of the years ended December 31, 2021 and December 31, 2020

	Year Ended December 31,		Year Ended December 31,
(in thousands)	2021	2020	2021	2020
Revenue	$7,277	$6,619	100.0%	100.0%
Cost of revenue	2,625	2,709	36.1%	39.2%

Gross profit	4,652	3,910	63.9%	59.1%

Operating expenses:
Sales and marketing	11,931	3,821	164.0%	57.7%
Research and development	6,328	3,797	87.0%	57.4%
General and administrative	5,896	2,815	81.0%	42.5%

Operating loss	(19,503)	(6,523)	-268.0%	-98.5%

Interest and other income	87	11	1.2%	0.1%
Interest expense	(21)	(6)	-0.3%	-0.1%
Gain on the extinguishment of debt	635	–	8.7%	–

Loss from operations before income taxes	(18,802)	(6,518)	9.6%	98.5%
Income tax provision	–	–	–	–
Net loss	$(18,802)	(6,518)	9.6%	98.5%

Preferred stock dividends accrued	–	(79)	–	-1.2%
Net loss attributable to common stockholders	$(18,802)	(6,597)	-258.3%	-99.7%

Net Revenue

Total revenue increased 9.9% to $7.3 million in 2021 from $6.6 million in 2020. The increases in product revenues were primarily due to $0.6 million in revenues from our INTRUSION Shield product line which was introduced to the market in the first quarter of 2021 and a $0.1 million increase in TraceCop revenues between the periods. TraceCop revenues were $6.3 million and $6.2 million for the years ended December 31, 2021 and 2020, respectively. No revenue related to INTRUSION Shield was recognized during the same periods in 2020, as INTRUSION Shield was introduced in 2021. The increases in revenues during these periods were offset by a de minimus decrease in revenues related to Savant. We expect our product revenues to increase in the future if we can increase sales to existing customers and add new customers.

There were no export sales in 2021 and 2020 primarily due to our focus on domestic revenue sales. Sales of our products internationally may be subject to currency exchange risk, which may cause our products to effectively increase in price, if the exchange rate moves significantly and the dollar gains value over the foreign currency.

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

Concentration of Revenues. Revenues from sales to various U.S. government entities totaled $5.2 million, or 71.3% of revenues, for the year ended December 31, 2021, compared to $5.7 million, or 86.3% of revenues, for the same period in 2020. Sales to commercial customers totaled $2.1 million or 28.7% of total revenue for year ended December 31, 2021, compared to $0.9 million or 13.7% of total revenue for the same period in 2020. Although we expect our concentration of revenues to vary among customers in future periods depending upon the timing of certain sales, we anticipate that sales to government customers will continue to account for a significant portion of our revenues in future periods. Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including, without limitation, potential disruption to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience. Although we do not anticipate that any of our revenues with government customers will be renegotiated, any cancelled or renegotiated government orders could have a material adverse effect on our financial results. Currently, we are not aware of any proposed cancellation or renegotiation of any of our existing arrangements with government entities and, historically, cancellations or renegotiated orders by government entities have not resulted in a material adverse effect on our business. One individual commercial customer during the year ended December 31, 2021, individually accounted for over 10.0% of total revenues. During the year ended December 31, 2020, no individual commercial customer accounted for revenues that were over 10.0% of total revenues. The Company’s similar product and service offerings are not viewed as individual segments, as its management analyzes the business as a whole and expenses are not allocated to each product offering.

Gross Profit

Gross profit increased 19.0% to $4.7 million in 2021 from $3.9 million in 2020. As a percentage of revenue, gross profit increased from 59.1% in 2020 to 63.9% in 2021. Gross profit as a percentage of revenue is impacted by several factors, including shifts in product mix, changes in channels of distribution, sales volume, fluctuations in manufacturing costs, labor costs, pricing strategies, and fluctuations in sales of integrated third-party products. The increase in gross profit in 2021 was attributable to the introduction of the new INTRUSION Shield product, which has lower direct labor costs than our legacy products.

Sales and Marketing

Sales and marketing expenses increased to $11.9 million or 164.0% of net revenue in 2021, compared to $3.8 million or 57.7% of net revenue in 2020. The increase is primarily related to an aggressive ramp up in selling and marketing costs in anticipation of increased revenues from sales of our new INTRUSION Shield commercial product which failed to materialize in 2021. Some of the more significant increases include: an increase of $3.6 million in labor costs including share-based compensation expense, an increase of $1.6 million in web marketing, trade shows and other forms of business development advertising costs, an increase of $1.3 million in contract labor and consulting costs and a $1.3 million increase in general and administrative costs allocated to the sales and marketing departments. These increases were offset by certain other minor increases and decreases between both periods. In light of our inability to generate significant revenues from sales of our INTRUSION Shield products in 2021, we determined that these sales costs should be significantly reduced. During the third and fourth quarter of 2021, we started implementing certain cost saving measures such as a reduction in force as well as negotiations with certain contractors and vendors to appropriately align our expenses with our revenue trends. Sales and marketing expenses may vary in the future.

Research and Development

Research and development expenses increased to $6.3 million or 87.0% of net revenue in 2021 compared to $3.8 million or 57.4% of net revenue in 2020. The increase in research and development expense was due to increases in direct labor expenses and increases in costs associated with the development and testing of our legacy and INTRUSION Shield products. As discussed above, during the third quarter of 2021, we started implementing certain cost saving measures such as a reduction in force as well as negotiations with certain contractors and vendors to appropriately align our expenses with our revenue trends. Research and development costs are expensed in the period in which they are incurred. Research and development expenses may vary in the future; mainly dependent on levels of research and development labor expense charged to direct labor.

General and Administrative

General and administrative expenses increased to $5.9 million, or 81.0% of revenue in 2021 compared to $2.8 million or 42.5% of revenue in 2020. The increase in general and administrative costs was also related to an aggressive ramp up in general and administrative costs in anticipation of increased revenues from sales of our new INTRUSION Shield commercial product which failed to materialize in 2021. Some of the more significant increases include: Employee related expenses such as direct labor, benefits and recruitment agency fees increased by $2.4 million during the year ended December 31, 2021, when compared to 2020. Legal costs increased by $1.3 million specifically related to non-recurring projects during the year ended December 31, 2021, when compared to 2020. Stock compensation expense increased by $0.6 million during 2021, when compared to 2020. The increase during 2021, was related to options granted to new employees as well as compensation expense recognized during this period, related to the accelerated vesting of stock options granted to certain members of our Board upon retirement during 2021, when compared to 2020. These increases were offset by the $1.1 million loss incurred in 2021 related to the abandonment of our old office lease, as well as a $2.3 million increase related to costs allocated to other departments within the research and development group and the sales and marketing group during year ended 2021, when compared with 2020. During the year 2021, the Company executed a series of reduction as part of a larger effort on the Company’s part to reduce expenses and overhead as a result of the challenges the Company anticipates in meeting its liquidity and cash-flow needs in the near term, as a result of lower-than-expected 2021 revenues from its newly introduced INTRUSION Shield service offering.

Interest Expense

Interest expense increased to $21,000 or 0.3% of revenues for the year ended December 31, 2021, compared to $6,000 or 0.1% of revenues for the year ended December 31, 2020. Our interest expense consists primarily of interest related to finance leases and in 2020 interest specifically related to the SBA PPP Loan entered in April of 2020. During 2021, we entered multiple finance lease arrangements in the amount of $1.9 million, $1.5 million of which related to new sever systems replacing our old and outdated sever systems and $0.4 million related to equipment necessary for our INTRUSION Shield commercial product. The PPP Loan along with accrued interest amounts was forgiven in April 2021 and a gain in the extinguishment of debt was recognized on the consolidated statements of operations. The increase in Interest Expense for the periods presented above is primarily related to the increase in finance leases between the periods and the extinguishment of the PPP Loan. Interest expense will vary in the future based on our cash flow and borrowing needs.

Interest and Other Income

Interest and other income were $87,000 for the year ended December 31, 2021, compared to $11,000 for the year ended December 31, 2020.

Gain on Extinguishment of Debt

Gain on extinguishment of debt increased $0.6 million for the year ended December 31, 2021, compared to no gains or losses on the extinguishment of debt incurred for the year ended December 31, 2020. This increase due to the forgiveness of our SBA PPP Loan principal and accrued interest entered in April 2020 and forgiven in April 2021. There were no other gains or losses on the extinguishment of debt incurred for the year ended December 31, 2021.

Income Taxes

Our effective income tax rate was 0% in 2021 and 2020 as valuation allowances have been recorded for the entire amount of the net deferred tax assets due to uncertainty of realization.

Consolidated Statements of Cash Flows

Our cash flows for the years ended December 31, 2021 and 2020 were:

	Year Ended
	December 31, 2021	December 31, 2020
Net cash used in operating activities	$(16,557)	$(5,177)
Net cash used in investing activities	(1,148)	(320)
Net cash provided by financing activities	5,101	18,867
Change in cash and cash equivalents	$(12,604)	$13,370

Operating Activities

Net cash used in operations for the twelve months ended December 31, 2021, was $16.6 million due primarily to a net loss of $18.8 million offset by the following sources of cash and non-cash items: a $383 thousand increase in deferred revenue, primarily due to increases in cash advances from certain customers shifting to making upfront payments for our services for their contract term of one year and an increased customer base related to our INTRUSION Shield product, a $172 thousand decrease in accounts receivable, primarily caused by timing in receipt of receivables from our customers, a $25 thousand increase in accounts payable and accrued expense, a $0.6 million in gain on the extinguishment of the PPP Loan, $1.3 million in stock-based compensation, $780 thousand in depreciation expense and amortization expense, $243 thousand in noncash lease costs and $17 thousand in other operating activities.

Net cash used in operations for the twelve months ended December 31, 2020, was $5.2 million due primarily to a net loss of $6.5 million and the following uses of cash: a $339 thousand decrease in deferred revenue, due to shorter term upfront fee payments received from our customers, a $258 thousand increase in prepaid expenses and other assets, driven by increases in prepaid software and insurance costs, and a $334 thousand decrease in accounts payable and accrued expenses. This was partially offset by these sources of cash and non-cash items: a $1.1 million non-cash write-off for an abandoned operating lease asset, a $333 thousand decrease in accounts receivable, primarily related to the timing in receipt of receivables from our customers, $322 thousand in stock-based compensation, $231 thousand in depreciation expense and amortization expense, and $294 thousand in noncash lease costs.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2021 was $1.1 million, which was primarily the result of additions to property and equipment specifically related to $0.4 million related to hardware utilized to administer our INTRUSION Shield product, $0.3 million of hardware and software equipment utilized in our data center, $0.1 million of in-house software and computer systems for employees, $0.2 million of AI related computer systems and $0.1 million related to website design and intangible assets – domain name (“www.Cyberwarfare.com”).

Net cash used in investing activities for the year ended December 31, 2020, was $320 thousand for purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $5.1 million for the year ended December 31, 2021, which was primarily the result of net proceeds from our at-the-market program public offering of $5.6 million, proceeds from exercise of stock options of $0.2 million offset by the payment on principal of finance right-of-use leases of $0.7 million.

Net cash provided by financing activities was $18.9 million for the year ended December 31, 2020, with proceeds of $18.2 million from a stock offering, $629 thousand from a PPP loan, and proceeds from exercise of stock options of $209 thousand. This was directly offset by the following uses of cash: payments for preferred stock dividends of $99 thousand and payment on principal of finance right-of-use leases of $43 thousand.

Liquidity and Capital Resources

As of December 31, 2021, we had cash and cash equivalents of $4.1 million, down from approximately $16.7 million as of December 31, 2020, and working capital of $2.1 million as of December 31, 2021, compared to $16.2 million as of December 31, 2020. Our principal source of cash for funding operations and growth had been through cash flows generated from operating activities together with the approximately $5.6 million in net proceeds received from our at-the-market program during 2021 and the approximately $18.0 million in net proceeds received from our secondary public offering in 2020.

Current At-The Market Offering.

In August of 2021, we engaged B. Riley Securities, Inc. to act as sales agent under our at-the-market program, which allows us to potentially sell up to $50.0 million of our common stock on a delayed or continuous basis through the use of a shelf-registration statement on Form S-3, which we initially filed on August 5, 2021. The shelf registration became effective on August 16, 2021. As of December 31, 2021, we have received proceeds of approximately $5.6 million net of fees from the sale of 1,302,033 shares of our common stock pursuant to the program. As of the date hereof, we have we have received proceeds of approximately $1,000,000 net of fees from the sale of 2478,690 shares of our common stock pursuant to the program in 2022 to date.

For so long as our public float is less than $75 million, we will be subject to the restrictions set forth in General Instruction I.B.6 to Form S-3, which limit our ability to conduct primary offerings under a Form S-3 registration statement, including with respect to issuances under our at-the-market program. Under such limitations, we may not sell, during any 12-month period, securities on Form S-3 having an aggregate market value of more than one-third of our public float. As of March 9, 2022, our public float calculated in accordance with General Instruction I.B.6 of Form S-3 was $16.1 million.

2022 Convertible Notes Issuance.

We entered into a securities purchase agreement (the “SPA”) with Streeterville Capital, LLC (the “Investor”) on March 10, 2022, pursuant to which, among other things, the Investor (i) purchased an unsecured promissory note (“Note #1”) in the aggregate principal amount totaling $5,350,000 in exchange for $5,000,000 less certain expenses and (ii) agreed to purchase another unsecured promissory note at the Company’s election (“Note #2” and, together with Note #1, the “Notes”) in aggregate principal amount totaling $5,350,000 in exchange for $5,000,000, with the Company’s election being subject to the Company satisfying, among others, the following conditions within six months of the issuance of Note #1: (A) obtaining stockholder approval for the issuance of shares of the Company’s common stock (“Common Stock”) in excess of 19.99% of the outstanding shares of Common Stock in connection with the potential redemption of the Notes (as described below) and (B) there being no Trigger Event (as defined in the Notes) under Note #1. If Note #2 is issued, the terms of Note #1 and Note #2 will be substantively identical. The Company received approximately $4.6 million, net of transaction expenses, in connection with the issuance of Note #1 and intends to use the proceeds from such issuance for general corporate purposes.

Under the SPA, the parties provided customary representations and warranties to each other. Also, until amounts due under the Notes are paid in full, the Company agreed, among other things, to: (i) timely make all filings under the Securities Exchange Act of 1934, (ii) ensure the Common Stock continues to be listed on the Nasdaq Stock Market (“Nasdaq”) or the New York Stock Exchange, (iii) not issue debt securities or certain equity securities where the pricing of such equity securities is tied to the public trading price of the Common Stock, in each case, without the Investor’s prior consent, and (iv) offer the Investor the right to purchase up to 10% of future equity and debt securities offerings, subject to certain exceptions and limitations. The Company also agreed under the SPA to reserve with the Company’s transfer agent 6.5 million shares of Common Stock for potential issuance under each Note for shares that may be delivered in connection with the redemption right, which reservation may be increased and decreased in certain circumstances.

The Notes have an interest rate of 7% per annum. The maturity date of each Note is 18 months from the issuance date of such Note (the “Maturity Date”). Each of the Notes carry an original issue discount totaling $350,000, which is included in the principal balance of the Note. If the Company elects to prepay the Notes prior to the Maturity Date, it must pay a premium of (i) 5%, if the prepayment occurs prior to the three-month anniversary of issuance, (ii) 7.5%, if the prepayment occurs between the three-month anniversary and six-month anniversary of issuance and (iii) 10% if the prepayment occurs after the six-month anniversary of issuance (in each case, plus the principal, interest, and fees owed as of the prepayment date).

Beginning on the date that is six (6) months after the issuance date of the applicable Note, the Noteholder has the right to redeem up to $500,000 of the outstanding balance of such Note per month. Payments may be made by the Company, generally at the Company’s option, (a) in cash, (b) by paying the redemption amount in the form of shares of Common Stock with the number of redemption shares being equal to the portion of the applicable redemption amount divided by the Redemption Conversion Price or (c) a combination of cash and shares of Common Stock. The “Redemption Conversion Price” shall equal 85% multiplied by the average of the two lowest daily volume weighted average prices per share of the Common Stock during the 15 trading days immediately preceding the date that the Noteholder delivers notice electing to redeem a portion of the Note. The Company’s right to satisfy the redemption amount in shares of Common Stock is subject to certain limitations, including (i) there not being any Equity Conditions Failure (as defined in the Note), (ii) the Noteholder and its affiliates together not owning more than 9.99% of the outstanding shares of Common Stock, and (iii) for Note #1, the aggregate shares of Common Stock issued upon redemption of Note #1 not exceeding 19.99% of the outstanding Common Stock unless the Company has obtained stockholder approval under Nasdaq rules for such issuance.

The Notes contain certain Trigger Events that generally, if uncured within five (5) trading days, may result in an event of default in accordance with the terms of the Notes (such event, an “Event of Default”). Upon a Trigger Event, the Noteholder may increase the outstanding balance by 15% for certain major Trigger Events and 5% for all other Trigger Events. Additionally, upon an Event of a Default, the Noteholder may consider the Note immediately due and payable. Upon an Event of Default, the interest rate may also be increased to the lesser of 18% per annum or the maximum rate permitted under applicable law.

In order to finance our operations and to continue as a going concern, we believe it will be necessary for us to raise additional funds through public or private financings, including through the utilization of our at-the-market program. Based on the current forecast for the year 2022, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures through March 18, 2023. While we can provide no assurances that we will be able to raise additional funds through any future equity or debt financings, the terms of those financings, if available at all, may be on terms, which are not favorable to us and, in the case of equity financings, will result in dilution to our stockholders.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, income taxes, warranty obligations, maintenance contracts and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We generally recognize revenue upon shipment or after meeting certain performance obligations. Our products can include hardware, perpetual software licenses and data sets. Data set updates are the majority of our sales. Warranty costs and sales returns have not been material.

We recognize sales of our data sets in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 606 whereby revenue from contracts with customers are recognized once the criteria under the five steps below are met:

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

Our normal payment terms offered to customers, distributors and resellers are net 30 days domestically and net 45 days internationally. We do not offer payment terms that extend beyond one year and rarely do we extend payment terms beyond our normal terms. If certain customers do not meet our credit standards, we do require payment in advance on some of our smaller sized customers, to limit our credit exposure.

Shipping and handling costs are billed to the customer and included in revenue. Shipping and handling expenses are included in cost of revenue. We have elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods.

With our newest product, INTRUSION Shield, we began offering software on a subscription basis. INTRUSION Shield is a hosted arrangement subject to software as a service (“SaaS”) guidance under ASC 606. SaaS arrangements are accounted for as service obligations, not arrangements that transfer a license of IP.

We utilize the five-step process, mentioned above, per FASB ASC Topic 606 to recognize sales and will follow that directive, also, to define revenue items as individual and distinct. INTRUSION Shield services provided to our customers for a fixed monthly subscription fee include:

•	Access to our proprietary software and database to detect and prevent unauthorized access to our clients’ information networks;
•	Use of all software, associated media, printed materials, data, files, online documentation, and any equipment that we provide for customers to access INTRUSION Shield; and
•	Tech support, post contract customer support (PCS) includes daily program releases or corrections provided by us without additional charge.

The contract provided for no other services, and our customers have no rebates or return rights, nor are any such rights anticipated to be offered as part of this service.

We satisfy our performance obligation when our INTRUSION Shield solution is available to detect and prevent unauthorized access to a client’s information networks. Revenue should be recognized monthly over the term of the contract. The Company’s standard initial contract terms automatically renew unless notice is given 30 days before renewal. Upfront payment of fees are deferred and amortized into income over the period covered by the contract.

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

Recent Accounting Pronouncements

See Note 2 to the consolidated financial statements (Part II, Item 8 of this Form 10-K) for further discussion.

Item 8.     Financial Statements

The information required by this Item 8 begins on page F-1 of this Annual Report on Form 10-K.

Item 9A.     Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s evaluation included an assessment of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company’s overall control environment. Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of the year ended December 31, 2021 to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. The Company reviewed the results of management’s assessment with the Audit Committee of the Board of Directors.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report. This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2021, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Certain information required by Part III is omitted from this Form 10-K because we will file a definitive Proxy Statement for our 2022 annual meeting of stockholders pursuant to Regulation 14A (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included therein is incorporated herein by reference.

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

Item 14.   Principal Accounting Fees and Services.

The information called for by this item is incorporated herein by reference to the Proxy Statement.

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

(a)     1.   Consolidated Financial Statements.

The following consolidated financial statements of Intrusion Inc. and subsidiaries, are submitted as a separate section of this report (See F-pages):

Exhibit Number	Description of Exhibit
3.1(3)	Restated Certificate of Incorporation of the Registrant
3.2(5)	Certificate of Amendment to Certificate of Incorporation of Registrant
3.6(2)	Bylaws of the Registrant
4.1(6)	Specimen Common Stock Certificate
4.2(1)	Description of the Registrant’s Capital Stock
4.3(15)	Form of Convertible Promissory Note Issued on March 10, 2022, by the Registrant in favor of Streeterville Capital, LLC
4.4(15)	Form of Convertible Promissory Note #1 Issuable Under the Securities Purchase Agreement dated March 10, 2022, by and between the Registrant and Streeterville Capital, LLC.
10.1(6)	Lease Agreement between CalWest Industrial Holdings Texas, L.P. and Intrusion Inc.
10.2(13)	Fourth Amendment to Lease, executed on September 27, 2019, by and between Intrusion Inc. and JP-CORPORATE PLACE, LP.
10.3(1)	Sublease Agreement between the Registrant and CliftonLarsonAllen LLP dated September 28, 2020
10.4(1)	Lease between the Registrant and JBA Portfolio, LLC, executed as of February 3, 2021
10.5(2)	Amended and Restated 401(k) Savings Plan of the Registrant
10.6(4)	Intrusion Inc. 401(k) Savings Plan Summary of Material Modifications
10.7(7)	Amended 2005 Stock Incentive Plan of the Registrant
10.8(9)	2015 Stock Incentive Plan of the Registrant
10.9(10)	Form of Notice of Grant of Stock Option
10.10(10)	Form of Stock Option Agreement
10.11(10)	Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Initial Grant)
10.12(10)	Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Annual Grant)
10.13(10)	Form of Automatic Stock Option Agreement
10.14 (11)	Intrusion Inc. 2021 Omnibus Incentive Plan
10.15(12)	Form of Incentive Stock Option Award Agreement to the Intrusion Inc. 2021 Omnibus Incentive Plan
10.16(13)	Sales Agreement, dated August 5, 2021, between the Registrant and B. Riley Securities, Inc.
10.17(14)	Executive Employment Agreement between Intrusion Inc. and Anthony Scott, dated November 11, 2021.
10.18 (15)	Securities Purchase Agreement dated March 10, 2022, by and between the Registrant and Streeterville Capital, LLC.
14.1(1)	Code Of Conduct
21(8)	List of Subsidiaries of Registrant
23.1(1)	Consent of Whitley Penn LLP, Independent Registered Public Accounting Firm
31.1(1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act
31.2(1)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act
32.1(1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(1)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document.
101.SCH(1)	XBRL Taxonomy Extension Schema Document.
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed herewith
(2)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, which Exhibit is incorporated herein by reference.
(3)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 15, 2010, which Exhibit is incorporated herein by reference.
(4)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, which Exhibit is incorporated herein by reference.
(5)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (as amended), which Exhibit is incorporated herein by reference.
(6)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (as amended), which Exhibit is incorporated herein by reference.
(7)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 15, 2005, which Exhibit is incorporated herein by reference.
(8)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (as amended), which Exhibit is incorporated herein by reference.
(9)	Filed as an Exhibit to the Registrant’s Definitive Proxy Statement on Schedule 14A in connection with the solicitation of proxies for its Annual Meeting of Stockholders held May 14, 2015, which Exhibit is incorporated herein by reference.
(10)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (as amended), which Exhibit is incorporated herein by reference.
(11)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on May 24, 2021, which Exhibit is incorporated by reference herein.
(12)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2021, which Exhibit is incorporated by reference herein.
(13)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 filed on August 5, 2021, which Exhibit is incorporated by reference herein.
(14)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on November 17, 2021, which Exhibit is incorporated by reference herein.
(15)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on March 10, 2022, which Exhibit is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 18, 2021	INTRUSION INC.
(Registrant)

	By:	/s/ Anthony Scott
Anthony Scott
Chief Executive Officer, Director
(Principal Executive Officer)

	By:	/s/ B. Franklin Byrd
B. Franklin Byrd
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony Scott	Chief Executive Officer, Director	March 18, 2022
Anthony Scott	(Principal Executive Officer)

/s/ B. Franklin Byrd	Chief Financial Officer	March 18, 2022
B. Franklin Byrd	Principal Financial and Accounting Officer

/s/ Anthony LeVecchio	Executive Chairman, Director	March 18, 2022
Anthony LeVecchio

/s/ James F. gero	Director	March 18, 2022
James F. Gero

/S/ Katrinka B. McCallum	Director	March 18, 2022
Katrinka B. McCallum

/S/ Gregory Wilson	Director	March 18, 2022
Gregory Wilson

/S/ Jamie Schnur	Director	March 18, 2022
Jamie Schnur

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Intrusion Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Intrusion Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Whitley Penn LLP

We have served as the Company’s auditor since 2009.

Plano, Texas

March 18, 2022

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$4,100	$16,704
Accounts receivable	1,034	1,233
Prepaid expenses	356	370
Total current assets	5,490	18,307
Non-Current Assets:
Property and Equipment:
Equipment	2,517	1,453
Furniture and fixtures	43	43
Leasehold improvements	67	67
Property and equipment, gross	2,627	1,563
Accumulated depreciation and amortization	(1,567)	(1,097)
Property and equipment, net	1,060	466
Finance leases, right-of-use assets, net	1,709	20
Operating leases, right-of-use assets, net	808	1,010
Other assets	166	79
Total non-current assets	3,743	1,575
TOTAL ASSETS	$9,233	$19,882

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable, trade	$718	$408
Accrued expenses	534	628
Finance lease liabilities, current portion	644	21
Operating lease liabilities, current portion	935	487
PPP loan payable, current portion	–	421
Deferred revenue	560	177
Total current liabilities	3,391	2,142

Non-Current Liabilities:
PPP loan payable, noncurrent portion	–	212
Finance lease liabilities, noncurrent portion	673	–
Operating lease liabilities, noncurrent portion	1,250	1,867
Total non-current liabilities	1,923	2,079

Commitments and contingencies – (See Note 9)

Stockholders’ equity:
Preferred Stock $0.01 par value: Authorized shares – 5,000 Issued shares – 0 in 2021 and 2020	–	–
Common stock $0.01 par value: Authorized shares — 80,000 Issued shares — 19,135 in 2021 and 17,428 in 2020 Outstanding shares — 19,125 in 2021 and 17,418 in 2020	191	174
Common stock held in treasury, at cost – 10 shares	(362)	(362)
Additional paid-in capital	84,230	77,187
Accumulated deficit	(80,097)	(61,295)
Accumulated other comprehensive loss	(43)	(43)
Total stockholders’ equity	3,919	15,661
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,233	$19,882

The accompanying notes are an integral part of these consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020
Revenue	$7,277	$6,619
Cost of revenue	2,625	2,709

Gross profit	4,652	3,910

Operating expenses:
Sales and marketing	11,931	3,821
Research and development	6,328	3,797
General and administrative	5,896	2,815

Operating loss	(19,503)	(6,523)

Interest and other income	87	11
Interest expense	(21)	(6)
Gain on the extinguishment of debt	635	–

Loss from operations before income taxes	(18,802)	(6,518)
Income tax provision	–	–

Net loss	$(18,802)	$(6,518)

Preferred stock dividends accrued	–	(79)
Net loss attributable to common stockholders	$(18,802)	$(6,597)

Net loss per share attributable to common stockholders:
Basic	$(1.05)	$(0.45)
Diluted	$(1.05)	$(0.45)

Weighted average common shares outstanding:
Basic	17,992	14,678
Diluted	17,992	14,678

The accompanying notes are an integral part of these consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Preferred Stock		Common Stock		Treasury Stock		Accumulated Other Comprehensive Loss	Additional Paid-In-Capital	Accumulated Deficit	Total
	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars
Balance, December 31, 2019	$1,843	949,377	$136	13,552,236	$(362)	10,000	$(43)	$56,759	$(54,777)	$3,556
Conversion of preferred stock to common	(1,843)	(949,377)	10	1,067,443	–	–	–	1,833	–	–
Preferred stock dividends declared, net of waived penalties by shareholders	–	–	–	–	–	–	–	(79)	–	(79)
Public offering, net of fees	–	–	25	2,465,000	–	–	–	18,146	–	18,171
Share-based compensation expense	–	–	–	–	–	–	–	322	–	322
Exercise of stock options	–	–	3	343,100	–	–	–	206	–	209
Net loss	–	–	–	–	–	–	–	–	(6,518)	(6,518)
Balance, December 31, 2020	–	–	174	17,427,779	(362)	10,000	(43)	77,187	(61,295)	15,661
Share-based compensation expense								1,260		1,260
Exercise of stock options			3	256,727				241		244
Public offering, net of fees			13	1,302,033				5,543		5,556
Restricted stock awarded			1	148,837				(1)		–
Net loss	–				–		–		(18,802)	(18,802)
Balance, December 31, 2021	$–	–	$191	19,135,376	$(362)	10,000	$(43)	$84,230	$(80,097)	$3,919

The accompanying notes are an integral part of these consolidated financial statements

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020
Operating Activities:
Net loss	$(18,802)	$(6,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	780	231
Bad debt expense	27	–
Stock-based compensation	1,260	322
Noncash lease costs	243	294
Loss on abandoned real estate operating lease	–	1,092
Gain on extinguishment of debt	(635)	–
Gain on modification of lease	(17)	–
Changes in operating assets and liabilities:
Accounts receivable	172	333
Prepaid expenses and other assets	7	(258)
Accounts payable and accrued expenses	25	(334)
Deferred revenue	383	(339)
Net cash used in operating activities	(16,557)	(5,177)

Investing Activities:
Purchases of property and equipment	(1,064)	(320)
Proceeds from sale of equipment	1	–
Purchases of intangible assets – domain name	(85)	–
Net cash used in investing activities	(1,148)	(320)

Financing Activities:
Proceeds from PPP loan payable	–	629
Payments of dividends	–	(99)
Principal payments on financing lease equipment	(699)	(43)
Proceeds from public stock offering, net of fees	5,556	18,171
Proceeds from stock options exercised	244	209
Net cash provided by financing activities	5,101	18,867

Net increase (decrease) in cash and cash equivalents	(12,604)	13,370
Cash and cash equivalents at beginning of period	16,704	3,334
Cash and cash equivalents at end of period	$4,100	$16,704

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:

Cash paid for interest	$20	$2

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Preferred stock dividends accrued	$–	$79
Conversion of preferred stock to common stock	$–	$1,843
Assets acquired under a Right of Use (“ROU”) operating lease	$489	$824
Assets acquired under a ROU finance lease	$1,995	$–

The accompanying notes are an integral part of these consolidated financial statements.

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

We develop, sell and support products that protect any-sized company or government organization by fusing advanced threat intelligence with real-time mitigation to kill cyberattacks as they occur – including Zero-Days. We market and distribute our solutions through a direct sales force and value-added resellers. Our end-user customers include U.S. federal government entities, state and local government entities, and companies ranging in size from mid-market to large enterprises.

Current Market Environment

In March 2020, the World Health Organization declared the ongoing coronavirus (COVID-19) outbreak a pandemic and recommended containment and mitigation measures worldwide. Our customers were forced to allocate scarce and competing resources and balance budgetary demands placed upon them as a result of the effects of the coronavirus, mandatory quarantines, decreased travel, interruptions in workforce populations, scarcity of commodities, and similar economic and operational effects of the virus upon their own constituencies. These adverse effects resulted in decreased demand by many of our customers for our product offerings and cybersecurity solutions, negatively affecting revenue levels for the Company. We anticipate that our customers will continue to budget conservatively in the coming months, particularly as uncertainty remains about new strains and variants of the COVID-19 virus and potential future restrictions, slow-downs, or lock-downs.

As of December 31, 2021, we had cash and cash equivalents of approximately $4,100,000, compared to approximately $16,704,000 as of December 31, 2020. We generated a net loss of $18,802,000 for the year ended December 31, 2021, compared to a net loss of $6,518,000 for the year ended December 31, 2020. Under our at-the-market offering, since January 1, 2022, we have received proceeds of approximately $1,000,000 net of fees from the sale of our common stock related to this program. Since the inception of the program in 2021, we have received proceeds of approximately $6,600,000 net of fees from the sale of our common stock related to this program. On March 10, 2022, we entered into and debt securities agreement that provides $10,000,000 in funds through two separate fundings throughout 2022. Based on the current forecast for the year 2022, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures through March 18, 2023. We will continue to streamline our sales and marketing departments to better align expenses with revenue and build the customer base for our new INTRUSION Shield product. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

TraceCop “(TraceCop™”) and Savant (“Savant™”) are registered trademarks of Intrusion Inc. We have applied for trademark protection for our new INTRUSION Shield cybersecurity solution.

2. Summary of Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements include our accounts and those of our wholly owned subsidiaries and are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used for, but not limited to, the accounting for doubtful accounts, sales discounts, sales returns, revenue recognition, warranty costs, depreciation, income taxes and stock-based compensation. Actual results could differ from these estimates.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash balances that may at times exceed federally insured limits. Our cash balances are maintained at high-quality financial institutions, and we believe the credit risk related to these cash balances is minimal. As of December 31, 2021 and 2020, the Company had approximately $4,100,000 and $16,704,000, respectively, of cash and cash equivalents.

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

Our accounts receivable represents unconditional contract billings for sales per contracts with customers and are classified as current. As of December 31, 2021 and 2020, we had accounts receivable balance of $1,034,000 and $1,233,000, respectively. The Company did not recognize an allowance for doubtful accounts as of December 31, 2021 and 2020.

Risk Concentration

Financial instruments, which potentially subject us to concentrations of credit risk, consists primarily of cash and cash equivalents, investments and accounts receivable. Cash and cash equivalent deposits are at risk to the extent that they exceed Federal Deposit Insurance Corporation insured amounts. To minimize risk, we place our investments in U.S. government obligations, corporate securities and money market funds. Substantially all of our cash, cash equivalents and investments are maintained with two major U.S. financial institutions. We do not believe that we are subject to any unusual financial risk with our banking arrangements. We have not experienced any significant losses on our cash and cash equivalents.

We sell our products to customers primarily in the United States. In the future, we may sell our products internationally. Fluctuations in currency exchange rates and adverse economic developments in foreign countries could adversely affect our operating results. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral. We maintain reserves for potential credit losses, and such losses, in the aggregate, have historically been minimal.

Our operations are concentrated in one area—security software/entity identification. Sales to the U.S. Government through direct and indirect channels totaled 71.4% of total revenues attributable to seven government customers and 86.3% of total revenues attributable to five government customers for the years ended December 31, 2021 and 2020, respectively. Three individual government customers and one individual commercial customer during the year ended December 31, 2021, individually accounted for over 10% of total revenues and during the year ended December 31, 2020, three government customers, individually accounted for over 10% of total revenues. No commercial customer during the year ended December 31, 2020, individually accounted for 10% or more of total revenues. Our similar product and service offerings are not viewed as individual segments, as our management analyzes the business as a whole and expenses are not allocated to each product offering.

Prepaid Expenses

Our prepaid expenses balance is primarily related to prepaid insurance, prepaid software, and other subscription services, which represents the unamortized balance of insurance premiums, or other prepaid services and products. These payments are amortized on a straight-line basis over the policy or service term.

Property and Equipment

Equipment, furniture and fixtures are stated at cost less accumulated depreciation and depreciated on a straight-line basis over the estimated useful lives of the assets. Such lives vary from 1 to 5 years. Leasehold improvements are stated at cost less accumulated amortization and are amortized on a straight-line basis over the shorter of estimated useful lives of the assets or the remaining terms of the leases. Such lives vary from 2 to 5 years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Repair and maintenance costs are expensed as incurred. Depreciation expense related to our property and equipment balances totaled approximately $470,000 and $188,000 for the years ended December 31, 2021 and 2020, respectively.

Long-Lived Assets

We review long-lived assets, including property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows to be generated by the asset. If the carrying value exceeds the future undiscounted cash flows, the assets are written down to fair value. During the years ended December 31, 2021 and 2020, there was no impairment of long-lived assets.

Leases

We account for leases using the guidance in FASB ASC 842. We evaluate new contracts at inception to determine if the contract conveys the right to control the use of an identified asset for a period of time in exchange for periodic payments. A lease exists if we obtain substantially all of the economic benefits of an asset, and we have the right to direct the use of that asset. When a lease exists, we record a right-of-use asset that represents our right to use the asset over the lease term and a lease liability that represents our obligation to make payments over the lease term. Lease liabilities are recorded at the sum of future lease payments discounted by the collateralized rate we could obtain to lease a similar asset over a similar period, and right-of-use assets are recorded equal to the corresponding lease liability, plus any prepaid or direct costs. At the time of adoption of ASC 842, we elected the package of transition practical expedients that does not require reassessment of: (1) whether any existing or expired contracts are or contain leases, (2) lease classification and (3) initial direct costs. In addition, we elected other available practical expedients to not separate lease and non-lease components, which consist principally of common area maintenance charges, for all classes of underlying assets and to exclude leases with an initial term of 12 months or less.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, or other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonable estimated. The Company is involved in various lawsuits, claims and administrative proceedings arising in the normal course of business. For additional information, see Note 9 – Commitments and Contingencies.

Accounting for Share-based Compensation Awards

We account for share-based compensation awards using the guidance in FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). Our share-based compensations awards are awarded to directors, officers and employees. ASC 718 requires all such share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Share-based compensation expense recognized in the statements of operations for the years ended 2021 and 2020 is based on awards ultimately expected to vest.

Valuation Assumptions

The fair values of option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for fiscal years ended December 31, 2021 and 2020, respectively:

	2021	2020

Weighted average grant date fair value	$8.09	$3.50
Weighted average assumptions used:
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	0.70%	0.41%
Expected volatility	66.72%	75.70%
Expected life (in years)	4.29	5.93

Expected volatility is based on historical volatility and in part on implied volatility. The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

Net Loss Per Share

We report two separate net loss per share numbers, basic and diluted. Basic net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders for the year by the weighted average number of common shares outstanding for the year. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders for the year by the weighted average number of common shares and dilutive common stock equivalents outstanding for the year. Our common stock equivalents include all common stock issuable upon conversion of convertible preferred stock and the exercise of outstanding options. The aggregate number of common stock equivalents excluded from the diluted loss per share calculation for the years ended December 31, 2021 and 2020 totaled 901,388 and 976,284 respectively. Since the Company is in a net loss position for the years ended December 31, 2021 and 2020, basic and dilutive net loss per share are the same.

Revenue Recognition

We generally recognize revenue upon shipment or after meeting certain performance obligations. Our products can include hardware, perpetual software licenses and data sets. Data set updates are the majority of our sales. Warranty costs and sales returns have not been material.

We recognize sales of our data sets in accordance with FASB ASC Topic 606 whereby revenue from contracts with customers are recognized once the criteria under the five steps below are met:

i)	identify the contract with a customer;

ii)	identify the performance obligations in the contract;

iii)	determine the transaction price;

iv)	allocate the transaction price to the separate performance obligations; and

v)	recognize revenue upon satisfaction of a performance obligation.

Data updates are typically done monthly and revenue is matched accordingly. Product sales may include maintenance and customer support allocated revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy using the relative selling price method. All of our product offering and service offering market values are readily determined based on current and prior stand-alone sales. We may defer and recognize maintenance, updates and support revenue over the term of the contract period, which is generally one year.

Our normal payment terms offered to customers, distributors and resellers are net 30 days domestically and net 45 days internationally. We do not offer payment terms that extend beyond one year and rarely do we extend payment terms beyond our normal terms. If certain customers do not meet our credit standards, we do require payment in advance on some of our smaller sized customers, to limit our credit exposure.

Shipping and handling costs are billed to the customer and included in revenue. Shipping and handling expenses are included in cost of revenue. We have elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods.

With our newest product, INTRUSION Shield, we began offering software on a subscription basis. INTRUSION Shield is a hosted arrangement subject to software as a service (“SaaS”) guidance under ASC 606. SaaS arrangements are accounted for as service obligations, not arrangements that transfer a license of IP.

We utilize the five-step process, mentioned above, per FASB ASC Topic 606 to recognize sales and will follow that directive, also, to define revenue items as individual and distinct. INTRUSION Shield services provided to our customers for a fixed monthly subscription fee include:

•	Access to our proprietary software and database to detect and prevent unauthorized access to our clients’ information networks;
•	Use of all software, associated media, printed materials, data, files, online documentation, and any equipment that we provide for customers to access the INTRUSION Shield; and
•	Tech support, post contract customer support (PCS) includes daily program releases or corrections provided by us without additional charge.

The contract provided for no other services, and our customers have no rebates or return rights, nor are any such rights anticipated to be offered as part of this service.

We satisfy our performance obligation when our INTRUSION Shield solution is available to detect and prevent unauthorized access to a client’s information networks. Revenue should be recognized monthly over the term of the contract. The Company’s standard initial contract terms automatically renew unless notice is given 30 days before renewal. Upfront payment of fees are deferred and amortized into income over the period covered by the contract.

Our accounts receivable represents unconditional contract billings for sales per contracts with customers and are classified as current. As of December 31, 2021 and 2020, we had accounts receivable balance of $1,034,000 and $1,233,000, respectively.. We did not recognize an allowance for doubtful accounts as of December 31, 2021 and 2020.

We classify our contract assets as receivables because we generally have an unconditional right to payment for our sales or services performed at the end of the reporting period. As a result, we had no material contract assets as of December 31, 2021 and 2020.

Contract liabilities consist of cash payments in advance of the Company satisfying performance obligations and recognizing revenue. The Company currently classifies deferred revenue as a contract liability.

The following table presents changes in the Company’s contract liability during the years ended December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Balance at beginning of period	$177	$516
Additions	1,953	353
Revenue recognized	(1,570)	(692)
Balance at end of period	$560	$177

Advertising Expenses

The cost of advertising is expensed as incurred or deferred until first use of advertising and expensed ratably over the applicable periods. Advertising expense was $1.8 million and $1.3 million for 2021 and 2020, respectively.

Research and Development Costs

Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. We incur research and development costs that relate primarily to the development of new security software, appliances and integrated solutions, and major enhancements to existing services and products. Research and development costs are comprised primarily of salaries and related benefits expenses, contract labor and prototype and other expenses incurred during research and development efforts.

Software development costs are included in research and development and are expensed as incurred. FASB ASC Topic 985 Software requires that software development costs incurred subsequent to reaching technological feasibility be capitalized, if material. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to customers. If the process of developing a new product or major enhancement does not include a detailed program design, technological feasibility is determined only after completion of a working model. To date, new products and enhancements generally have reached technological feasibility and have been released for sale at substantially the same time or the period between achieving technological feasibility and the general availability of such software has been short. All research and development costs to date have been expensed as incurred.

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

We file income tax returns in the United States federal jurisdiction. At December 31, 2021, tax returns related to fiscal years ended December 31, 2018 through December 31, 2020 remain open to possible examination by the tax authorities. No tax returns are currently under examination by any tax authorities.

Recent Accounting Pronouncements

Effective January 1, 2021, we adopted ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which amends ASC 350-40, Internal-Use Software (“ASC 350-40”) to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. ASU 2018-15 aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, the ASU amends ASC 350-40 to include in its scope implementation costs of a cloud computing arrangement that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a cloud computing arrangement that is considered a service contract. To the extent costs incurred in a cloud computing arrangement are capitalizable, the corresponding amortization will be included in “Operating expenses” or “General and administrative” in the consolidated statements of operations, rather than “Depreciation and amortization.” The amortization related to cloud computing arrangements was not material for the year ended December 31, 2021.

Effective January 1, 2020, we adopted ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). The updates in ASU 2016-13 provide financial statement users with more information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Because our receivables are typically paid within 30 days, and because we closely monitor the credit-worthiness of all our counterparties, adopting ASU 2016-13 did not have a material effect on our financial statements. However, in the event we foresee further or sustained deterioration in the current market environment, or other factors indicating an increased likelihood of defaults by our customers, we may recognize additional losses.

3. Prepaid Expenses

Prepaid expenses included the following (dollars in thousands):

	December 31,
	2021	2020

Prepaid insurance	$105	$47
Prepaid rent	14	33
Prepaid licenses	80	3
Prepaid maintenance	–	1
Prepaid other	157	286
Prepaid expenses	$356	$370

4. Accrued Expenses

Accrued expenses consisted of the following (dollars in thousands):

	December 31,
	2021	2020

Accrued legal and professional fees	$254	$–
Accrued payroll	211	228
Accrued vacation	22	278
Employee benefits payable	–	31
Other	47	91
Total accrued expenses	$534	$628

5. SBA Paycheck Protection Program Loan

On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which included the provision for a Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration (“SBA”). The PPP allows qualifying businesses to borrow up to $10 million calculated based on qualifying payroll costs. The loan was guaranteed by the federal government and did not require collateral. On April 30, 2020, we entered into a PPP Loan with Silicon Valley Bank, pursuant to the PPP under CARES Act for a principal amount of $629,000. The PPP Loan was to mature on April 30, 2022, and bear interest at a rate of 1.0% per annum. The PPP Loan funds were received on April 30, 2020. The PPP Loan contained events of default and other provisions customary for a loan of this type. The PPP provided that (1) the use of PPP Loan amount shall be limited to certain qualifying expenses, (2) 100% of the principal amount of the loan is guaranteed by the SBA and (3) an amount up to the full principal amount plus accrued interest may qualify for loan forgiveness in accordance with the terms of CARES Act.

We utilized the full proceeds of the PPP Loan in accordance with the provisions of the CARES Act and submitted the PPP Loan Forgiveness Application. On April 7, 2021, we received notice from SBA that the PPP Loan and accrued interest was forgiven in full. As a result, the Company recorded a gain in the extinguishment of debt of $635,000 on its consolidated statement of operations during the year ended December 31, 2021.

6. Employee Benefit Plan

Employee 401(k) Plan

We have a plan known as the Intrusion Inc. 401(k) Savings Plan (the “Plan”) to provide retirement and incidental benefits for our employees. The Plan covers substantially all employees who meet minimum age and service requirements. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax deferred salary deductions for eligible employees.

Employees may contribute from 1% to 25% of their annual compensation to the Plan, limited to a maximum amount as set by the Internal Revenue Service. Participants who are over the age of 50 may contribute an additional amount of their salary per year, as defined annually by the Internal Revenue Service. We match employee contributions at the rate of 0.25% per each 1% of contribution on the first 4% of compensation. Matching contributions to the Plan were approximately $65,000 and $36,000, respectively, for the years ended December 31, 2021 and 2020.

7. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets (liabilities) as of December 31, 2021 and 2020 are as follows (in thousands):

	December 31
	2021	2020

Net operating loss carryforwards	$22,497	$19,965
Net operating loss carryforwards of foreign subsidiaries	56	374
Depreciation expense	(94)	(99)
Stock-based compensation expense	52	53
Other	544	304
Net deferred tax assets	23,055	20,597
Valuation allowance for net deferred tax assets	(23,055)	(20,597)
Net deferred tax assets, net of allowance	$–	$–

Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of the future benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the near to medium term. Management has considered these factors in determining the valuation allowance for 2021 and 2020.

The differences between the provision for income taxes and income taxes computed using the federal statutory rate for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	2021	2020

Reconciliation of income tax benefit to statutory rate:
Income benefit at statutory rate	$(3,948)	$(1,369)
State income taxes (benefit), net of federal income tax benefit	(331)	(121)
Permanent differences	(206)	60
Change in valuation allowance	2,458	1,425
Other	2,027	5
Income tax provision	$–	$–

At December 31, 2021, we had federal net operating loss carryforwards of approximately $107.1 million for income tax purposes that begin to expire in 2022 and are subject to the ownership change limitations under Internal Revenue Code Section 382.

8. Right-of-use Asset and Leasing Liabilities

We have operating and finance leases where we record the right-of-use assets and a related lease liability as required under ASC 842. The lease liabilities are determined by the net present value of total lease payments and amortized over the life of the lease. All obligations under our lease agreements are designed to terminate with the last scheduled payment. Our leases are for the following types of assets:

•	Computer hardware and copy machines - Our finance lease right-of-use assets consist of computer hardware and copy machines. These leases have a three-year life and are in various stages of completion.

•	Office space - Our operating lease right-of-use assets include rental agreements for our offices in Plano, TX and a data service center in Allen, TX. The Plano offices operating lease liability was modified during the year ended December 31, 2021, to add an additional floor of office space and terminate the prior lease. The modified lease has a life of one year and eleven months as of December 31, 2021. The data service center operating lease liability has a life of three years and ten months as of December 31, 2021. We also have an operating lease liability for our former corporate office in Richardson. The Richardson operating lease liability has a life of two years and eleven months as of December 31, 2021; however, the related right-of-use asset was fully impaired due to our abandonment of the lease as of December 31, 2020. See further discussion on the abandonment of this lease discussed below.

Lease balances are recorded on the consolidated balance sheet as follows (in thousands):

	December 31,
	2021	2020
Assets:
Finance leases, right-of-use assets, net	$1,709	$20
Operating leases, right-of-use assets, net	808	1,010
Total lease assets	2,517	1,030
Liabilities:
Current:
Finance leases liabilities, current portion	644	21
Operating leases liabilities, current portion	935	487
Non-current:
Finance leases liability, noncurrent portion	673	–
Operating lease liability, noncurrent portion	1,250	1,867
Total lease liabilities	$3,502	$2,375

Weighted average remaining lease term – Finance leases	2.66 years	0.62 years
Weighted average remaining lease term – Operating leases	2.94 years	3.86 years
Weighted average discount rate – Finance leases	3.35%	4.55%
Weighted average discount rate – Operating leases	4.70%	4.31%

As the implicit rate is not readily determinable for the Company's lease agreement, the Company uses an estimated incremental borrowing rate to determine the initial present value of lease payments. This discount rate for the lease approximates SVB's prime rate.

The gross amount of assets recorded under our finance leases were $3.2 million and $1.2 million as of the years ended December 31, 2021 and 2020, respectively.

Certain of our lease agreements have options to extend the lease for a certain period after the expiration of the initial term. We recognize the cost of a lease over the expected total term of the lease, including optional renewal periods that we can reasonably expect to exercise. We do not have material obligations whereby we guarantee a residual value on assets we lease, nor do our lease agreements impose restrictions or covenants that could affect our ability to make distributions.

Lease Abandonment

As a result of the breach of contract mentioned in Legal Proceedings section below, management abandoned our offices subject to the Richardson ROU operating lease. The final move out of employees, applicable furnishings and server datacenter occurred in early December 2020. We have applied the abandonment guidance in ASC 360-10-35. We believe “abandonment” means ceasing to use the underlying asset and lacking either the intent or the ability to sublease the underlying asset. Accordingly, lease abandonment charges incurred for this ROU asset for the year ended December 31, 2020 was $1.1 million.

Schedule of Items Appearing on the Statement of Operations (in thousands):

	Year Ended
	December 30, 2021	December 31, 2020
Operating expense:
Amortization expense – Finance ROU	$306	$43
Lease expense – Operating ROU	341	380
Other expense:
Interest expense – Finance ROU	20	2
Loss on abandoned lease – Operating ROU	–	1,092
Total Lease Expense	$667	$1,517

Other supplemental information related to our leases are as follows:

	Year Ended
	December 30, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$33	$1,092
Operating cash flows for finance leases	306	43
Financing cash flows for finance leases	(699)	(43)

Future minimum lease obligations consisted of the following as of December 31, 2021 (in thousands):

	Operating	Finance
Period ending December 31,	ROU Leases	ROU Leases	Total
2022	$1,005	$679	$1,684
2023	705	679	1,384
2024	486	6	492
2025	115	1	116
2026	–	–	–
	$2,311	$1,365	$3,676
Less Interest*	(126)	(48)
	$2,185	$1,317

____________________

*	Interest is imputed for operating ROU leases and classified as lease expense and is included in operating expenses in the accompanying consolidated statements of operations.

9. Commitments and Contingencies

Change of Control and Severance Agreements

Certain members of our management are parties to severance and change of control agreements with the Company. The severance and change in control agreements provide those individuals with severance payments in certain circumstances and prohibit such individuals from, among other things, competing with the Company during his or her employment. In addition, the severance and change of control agreements prohibit subject individuals from, among other things, disclosing confidential information about the Company and its products or interfering with a client or customer of the Company, in each case during his or her employment and for certain periods (including indefinite periods) following the termination of such person’s employment.

Legal Proceedings

We are periodically involved in various litigation claims arising in the normal course of business. We believe these actions are routine and incidental to the business. While the outcome of these actions cannot be predicted with certainty, we do not believe that any will have a material adverse impact on our business.

Class Action Litigation

On April 16, 2021, a purported class action lawsuit was filed in the United States District Court, Eastern District of Texas, Sherman Division, captioned Celeste v. Intrusion Inc. et al., Case No. 4:21-cv-00307 (E.D.Tex) against the Company, the Company’s chief financial officer, and now-former chief executive officer alleging, among other things, that the defendants made false and/or misleading statements or omissions about the Company’s business, operations, and prospects in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act. The Celeste lawsuit claims compensatory damages and legal fees.

On May 14, 2021, a related purported class action lawsuit was filed in the United States District Court, Eastern District of Texas, Sherman Division, captioned Neely v. Intrusion Inc., et al., Case No. 4:12-cv-00374 (E.D. Tex.) against the Company, the Company’s chief financial officer, and now-former chief executive officer. The Neely lawsuit alleges the same violations under the federal securities laws as those alleged in the Celeste lawsuit. The Neely lawsuit also seeks compensatory damages and legal fees.

On November 23, 2021, the Court consolidated the Celeste and Neely actions, and appointed a lead plaintiff and lead plaintiff’s counsel.  The lead plaintiff filed his amended complaint on February 7, 2022. The amended complaint named the following additional parties as named defendants: Mr. Michael Paxton, a former director and executive officer; Mr. Gary Davis, a former officer, Mr. Joe Head, our current chief technology officer and a former director; and Mr. James Gero, a current director and chair of our compensation committee. Our current deadline to respond to the amended complaint is June 9, 2022.  Our management believes the claims in the lawsuit are without merit and intend to defend our position vigorously.

Our management is unable to predict the ultimate outcome and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome of the Class Action Litigation.

Securities Investigation

On August 8, 2021, the Company received a notification from the Securities and Exchange Commission, Division of Enforcement, that it was conducting an investigation captioned In the Matter of Intrusion Inc. and requesting the Company produce certain documents and information. On November 9, 2021, the Securities and Exchange Commission served a subpoena to the Company in connection with this investigation which formally requested substantially similar information as in the prior request. The Company is continuing to comply with the requests and is cooperating in the investigation. The Company can offer no assurances as to the outcome of this investigation or its potential effect on the Company or its results of operations.

Lease Abandonment

On February 16, 2021, Intrusion Inc. instituted legal proceedings in the District Court of Dallas County, Texas, 14th Judicial District against Purple Plaza LLC, the landlord for the facilities we previously occupied in Richardson, Texas. This lawsuit claims damages for breach of contract for, among other things, failure to maintain and repair the leased facilities and to provide adequate heating, air conditioning and ventilation on the premises, resulting in a constructive eviction. Intrusion is seeking damages in excess of $1,000,000 together with a declaratory judgment that any of Intrusion’s remaining obligations under the lease have terminated.  Purple Plaza, LLC has answered by filing a general denial, and recently added a counterclaim seeking alleged past due rent in the amount of approximately $229,000 and future rent allegedly exceeding $2,000,000 million without offsetting its duty to mitigate its damages. Discovery is underway in the matter. The case is set for jury trial on June 7, 2022.

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

10. Employee Incentive Plans

We account for equity-based compensation in accordance with ASC 718, Compensation – Stock Compensation, which requires that compensation related to all equity-based awards be recognized in the consolidated financial statements. Equity-based compensation cost is valued at fair value at the date of grant, and the grant date fair value is recognized as expense over each award’s requisite service period with a corresponding increase to equity or liability based on the terms of each award and the appropriate accounting treatment under ASC 718.

We had three stock-based compensation plans at December 31, 2021 and two stock-based compensation plans at December 31, 2020. These plans which are described below, were developed to retain and attract key employees and directors. As of December 31, 2021, we recognized stock option expense of $985,000 in addition to $275,000 in expense relating to restricted stock awards. Total compensation expense in operating expense on the statement of operations of $1,260,000 and $322,000 during the years ended December 31, 2021 and 2020, respectively.

The 2021 Omnibus Incentive Plan (the “2021 Plan”)

During 2021, the Company added a new incentive 2021 Omnibus Incentive Plan (the “2021 Plan”). The purpose of the 2021 Plan is to provide a means through which the Company may attract and retain key personnel and to provide a means whereby directors, officers, employees, consultants and advisors of the Company can acquire and maintain an equity interest in the Company, or be paid incentive compensation, including incentive compensation measured by reference to the value of common stock, thereby strengthening their commitment to the welfare of the Company and aligning their interests with those of the Company’s stockholders.

The 2021 Plan is administered by the Compensation Committee of our Board of Directors and permits the grant of cash and equity-based awards, which may be awarded in the form of stock options, stock appreciation rights, restricted stock awards, performance awards, other stock-based awards and other cash-based awards.

The aggregate number of shares of Common Stock that may be issued or used for reference purposes or with respect to which Awards may be granted under the 2021 Plan shall not exceed 2,500,000 shares and is subject to any increase or decrease, which shares may be either authorized and unissued Common Stock or Common Stock held in or acquired for the treasury of the Company or both. As of December 31, 2021, Restricted Stock Awards and Stock Option Awards were granted under this plan.

Restricted Stock Awards

During the year ended December 31, 2021, the Company issued new Restricted Stock Awards (RSAs) under the 2021 Plan in the amount of $925,000 in value of restricted stock to each of the Company’s outside directors and certain members of management, with a valuation to be based on the closing price of the Company’s common stock on the Nasdaq Capital Market (the “2021 RSA Awards”). Accordingly, 174,811 shares were granted. 79,488 of which are expected to fully vest in one year on the anniversary of the grant date, 17,401 shares are expected to fully vest in two years and the remaining 77,922 shares and are expected to fully vest in three years on the anniversary of the grant date.

The following table summarizes the activities for the Company’s unvested RSAs in Intrusion Inc. stock for the year ended December 31, 2021:

	Unvested Restricted Stock Awards
	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2020	–	$–
Granted	175	5.29
Vested	–	–
Forfeited/canceled	(26)	3.85
Unvested as of December 31, 2021	149	$5.54

The Company recognized compensation expense related to its RSAs of $275,000 during the year ended December 31, 2021. As of December 31, 2021, there was $550,000 of unrecognized compensation cost related to unvested RSAs. This amount is expected to be recognized over a weighted-average period of 1.52 years.

Stock Option Awards

The Company also granted new option awards under the 2021 Plan to its employees with the option price for each option set at the closing price for the Company’s Common Stock on the Nasdaq Capital Market on the grant date (the “2021 Option Awards”) during the year ended December 31, 2021. Accordingly, 541,000 options were granted under this plan during the year ended December 31, 2021. A summary of the Company’s Stock Option Awards from all plans is provided below.

With recent employee resignations, terminations, and departures, a number of unexercised and unvested options were forfeited resulting in an addition of 315,000 option shares and 25,974 RSA shares during the year ended December 31, 2021, that are now available for re-granting under this plan.

The 2015 Stock Incentive Plan (“the “2015 Plan”)

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

The 2015 Plan consists of three separate equity incentive programs: the Discretionary Option Grant Program; the Stock Issuance Program; and the Automatic Option Grant Program for non-employee Board members. Officers and employees, non-employee Board members and independent contractors are eligible to participate in the Discretionary Option Grant and Stock Issuance Programs. Participation in the Automatic Option Grant Program is limited to non-employee members of the Board. Each non-employee Board member will receive an option grant for 10,000 shares of common stock upon initial election or appointment to the Board, provided that such individual has not previously been employed by the Company in the preceding three (3) months. In addition, on the date of each annual stockholders meeting, each Board member will automatically be granted an option to purchase 10,000 shares of common stock, provided he or she has served as a non-employee Board member for at least three months. At December 31, 2021, 70,000 options had been exercised and options to purchase a total of 131,000 shares of common stock were outstanding. A total of 622,000 options had been granted under the 2015 Plan, 421,000 options have been cancelled, and options for 399,000 shares remained available for future grant. No shares have been issued pursuant to the Stock Issuance Program.

During the year ended December 31, 2021, the Board of Directors (“Board”) approved a new clause to the 2015 Plan, to accelerate the vesting of any unvested equity grants held by outside directors upon their retirement from the Board. Pursuant to the approval of the acceleration clause, during the second quarter of 2021, the equity awards held by two outside board members who retired from the Board in May 2021 became fully vested. The Company accounts for the acceleration of the related stock options as a modification of the option award under ASC 718. Accordingly, the Company recognized incremental stock compensation expense of approximately $237,000 during the year ended December 31, 2021.

The 2005 Stock Incentive Plan (the “2005 Plan”)

On March 17, 2005, the Board approved the 2005 Stock Incentive Plan (the “2005 Plan”), which was approved by the stockholders on June 14, 2005. The 2005 Plan provided for the issuance of up to 750,000 shares of common stock upon exercise of options granted pursuant to the 2005 Plan. On May 30, 2007, the stockholders approved an Amendment to the 2005 Plan that increased this amount by 750,000 for a total of 1,500,000 shares of common stock that may be issued upon the exercise of options granted pursuant to the 2005 Plan. On May 29, 2008 and May 21, 2009, the stockholders approved an increase of 500,000 shares, respectively, of common stock that may be issued pursuant to the 2005 Plan for a total of 2,500,000 shares. On May 20, 2010, the stockholders approved an additional increase of 500,000 shares of common stock that may be issued pursuant to the 2005 Plan for a total of 3,000,000 shares. On May 19, 2011, the stockholders approved an additional increase of 400,000 shares of common stock that may be issued pursuant to the 2005 Plan for a total of 3,400,000 shares. Finally, on May 17, 2012, the stockholders approved an additional increase of 300,000 shares of common stock that may be issued pursuant to the 2005 Plan for a total of 3,700,000 shares. At December 31, 2021, 2,093,062 had been exercised and options to purchase a total of 260,273 shares of common stock were outstanding. A total of 3,892,000 options had been granted under the 2005 Plan, of which 1,538,665 have been cancelled. The 2005 Plan expired on June 14, 2015, and no options remain for grant.

Stock Incentive Plan Summary

A summary of our stock option activity and related information for the years ended December 31, 2021 and 2020 is as follows:

	2021		2020
	Number of Options (in thousands)	Weighted Average Exercise Price	Number of Options (in thousands)	Weighted Average Exercise Price

Outstanding at beginning of year	1,035	$2.87	975	$0.96
Granted at price – market value	606	12.99	403	5.56

Exercised	(257)	0.97	(343)	0.61
Forfeited	(634)	9.81	–	–
Expired	(133)	2.82	–	–

Outstanding at end of year	617	$6.47	1,035	$2.87
Options exercisable at end of year	317	$1.56	601	$1.03

Stock Options Outstanding and Exercisable

Information related to stock options outstanding at December 31, 2021, is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at 12/31/21 (in thousands)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable at 12/31/21 (in thousands)	Weighted Average Exercise Price

$0.40 - $0.65	183	0.96	$0.55	183	$0.55
$1.15 - $1.725	8	6.38	$1.15	8	$1.15
$1.80 - $2.70	93	2.23	$1.84	93	$1.84
$3.78 - $5.67	88	8.92	$4.07	21	$4.43
$8.72 - $13.08	215	9.29	$12.31	12	$10.23
$23.52 - $35.28	30	9.17	$23.52	–	$–
	617	5.65	$6.47	317	$1.56

Summarized information about outstanding stock options as of December 31, 2021, that are fully vested and those that are expected to vest in the future as well as stock options that are fully vested and currently exercisable, are as follows:

	Outstanding Stock Options (Fully Vested and Expected to Vest)	Options that are Exercisable
As of December 31, 2021
Number of outstanding options (in thousands)	617	317
Weighted average remaining contractual life	5.65	2.19
Weighted average exercise price per share	$6.47	$1.56
Intrinsic value (in thousands)	$733	$733

Common shares reserved for future issuance, including outstanding options, unvested RSAs and options available for future grant under all of the stock option plans totaled 3,290,000 shares at December 31, 2021 as follows, in thousands:

(In thousands)	Common Shares Reserved for Future Issuance

2021 Plan	2,500
2015 Plan	530
2005 Plan	260
Total	3,290

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

As of December 31, 2021, the total unrecognized compensation cost related to non-vested options not yet recognized in the statement of operations totaled approximately $1,220,000 million and the weighted average period over which these awards are expected to vest was 2.30 years.

11. Common Stock

ATM Offering

In August of 2021, we engaged B. Riley Securities, Inc. to act as sales agent under our at-the-market program, which allows us to potentially sell up to $50.0 million of our common stock on a delayed or continuous basis through the use of a shelf registration statement on Form S-3, which we initially filed on August 5, 2021. The shelf registration became effective on August 16, 2021. As of December 31, 2021, we have received proceeds of approximately $5.6 million net of fees from the sale of 1,302,033 shares of our common stock pursuant to the program. As of the date hereof, we have we have received proceeds of approximately $1,000,000, net of fees from the sale of 2,478,690 shares of our common stock pursuant to the program in 2022 to date.

Secondary Public Offering of Common Stock

In October of 2020, we completed a secondary public offering of 3,565,000 shares of common stock at a price to the public of $8.00 per share, including 2,000,000 shares of common stock to be issued and sold by Intrusion and 1,100,000 shares of common stock to be offered by the group of selling shareholders, together with 465,000 shares purchased when the underwriter exercised its option to purchase all of the available shares under the underwriter’s overallotment option (the “Secondary Public Offering”). Gross proceeds of the offering to us, before deducting underwriting discounts, commissions and estimated offering expenses, were approximately $19,720,000. Net proceeds to us of approximately $18,171,000 were intended to fund several growth initiatives, including the commercialization of our INTRUSION Shield solutions designed for the enterprise market.

On October 9, 2020, and in connection with the closing of our Secondary Public Offering, our stock began trading on the Nasdaq Capital Market (“Nasdaq”) under the symbol “INTZ”.

12. Preferred Stock

In August 2020, all current shares of issued and outstanding preferred stock were voluntarily converted, resulting in the issuance of a total of 1,067,443 newly issued shares of the Company’s common stock. The addition of these newly issued shares has resulted in the dilution of each share of issued and outstanding common stock by a factor of 7.28% at that date.

Dividends Payable

During the year ended December 31, 2020, we accrued $30,000 in dividends to the holders of our 5% Preferred Stock, $32,000 in dividends to the holders of our Series 2 5% Preferred Stock and $17,000 in dividends to the holders of our Series 3 5% Preferred Stock. We paid these in full in August 2020, at the same time as the voluntary conversion of all preferred stocks.

13.	Subsequent Events.

On March 10, 2022, Intrusion Inc. entered into an unsecured loan agreement with Streeterville Capital, LLC whereby the Company can draw up to $10,000,000 in two separate tranches of $5,000,000 through our issuance of two separate promissory notes with an initial interest rate of 7%, subject to some increases in the case of, among other things, an event of default. Upon closing, we received funds from the first tranche on pursuant to a promissory note executed contemporaneously with the execution of the loan agreement. We will have the ability to draw the remaining funds in the second tranche provided we have met certain conditions under a second promissory note within 180 days of the execution of the loan agreement. Each notes has (or will have) an 18 month maturity, may be prepaid subject to varying prepayment premiums, and may be redeemed at any time after six months into the term of such note in amounts up to $500,000 per calendar month upon the noteholder’s election. The Company has the option, in its sole discretion, to satisfy any redemption demands in cash, shares of its common stock that will be issued in an amount equal to the dollar amount of the redemption demand divided by the number that represents 85% of the lowest daily volume weighted average price of the common stock over a ten-day trailing period. The loan agreement and accompanying notes are subject to standard and customary events of default, including, without limitation, the Company’s continued listing on the Nasdaq or New York Stock Exchange. One of the prerequisites for our drawing on the second tranche is the approval by our stockholders of the issuance of stock to satisfy any redemption demand, even if the shares issued in connection with all such redemptions exceeds 20% of our issued and outstanding shares of common stock. While the notes remain outstanding, we will be subject to certain conditions and restrictions, including, without limitation the following: the noteholder’s right to consent to any future variable rate transactions (excluding ATMs, equity offerings, or private placements without market adjustable features) and any debt (excluding bank loans, lines of credit, mortgagees, leases, or asset backed loans); the noteholder’s right to participate in any debt or equity financings, excluding (ATMS, loans, lines of credit, mortgagees, leases, or asset backed loans); a prohibition on the Company’s’ ability to extend or enter into any agreement restricting our ability to issue common stock under the notes; as well as a prohibition on our ability to permit any other lender to participate alongside the noteholder via any debt financing structures.

Under our at-the-market offering, since January 1, 2022, we have received proceeds of approximately $1,000,000 net of fees from the sale of our common stock related to this program. Since the inception of the program in 2021, we have received proceeds of approximately $6,600,000 net of fees from the sale of our common stock related to this program.

