Form 10-Q
period 2022-03-31
INTRUSION INC
filed 2022-05-13
CIK 736012

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on May 6, 2022 was 19,320,039.

INTRUSION INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	March 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$6,079	$4,100
Accounts receivable	1,174	1,034
Prepaid expenses	648	356
Total current assets	7,901	5,490
Property and Equipment:
Equipment	2,677	2,517
Furniture and fixtures	43	43
Leasehold improvements	67	67
Property and equipment	2,787	2,627
Accumulated depreciation and amortization	(1,713)	(1,567)
Property and equipment, net	1,074	1,060
Finance leases, right-of-use assets, net	1,543	1,709
Operating leases, right-of-use assets, net	733	808
Other assets	165	166
Total noncurrent assets	3,515	3,743
TOTAL ASSETS	$11,416	$9,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$807	$718
Accrued expenses	896	534
Finance leases liabilities, current portion	647	644
Operating leases liabilities, current portion	1,035	935
Notes payable, current portion	2,859	–
Deferred revenue	337	560
Total current liabilities	6,581	3,391

Non- Current Liabilities:
Notes payable, noncurrent portion	1,783	–
Finance lease liabilities, noncurrent portion	663	673
Operating leases liability, noncurrent portion	1,087	1,250
Total non-current liabilities	3,533	1,923

Commitments and Contingencies – see Note 7	–	–

Stockholders’ equity:
Preferred Stock $0.01 par value: Authorized shares – 5,000 Issued shares – 0 in 2022 and 2021	–	–
Common stock, $0.01 par value: Authorized shares — 80,000 Issued shares — 19,474 in 2022 and 19,135 in 2021 Outstanding shares — 19,464 in 2022 and 19,125 in 2021	195	191
Common stock held in treasury, at cost – 10 shares	(362)	(362)
Additional paid-in capital	85,663	84,230
Accumulated deficit	(84,151)	(80,097)
Accumulated other comprehensive loss	(43)	(43)
Total stockholders’ equity	1,302	3,919
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,416	$9,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenue	$1,835	$1,852
Cost of revenue	654	625

Gross profit	1,181	1,227

Operating expenses:
Sales and marketing	1,455	2,689
Research and development	1,650	1,469
General and administrative	2,060	973

Operating loss	(3,984)	(3,904)

Interest expense	(71)	(2)
Interest income	1	3

Net loss	$(4,054)	$(3,903)

Net loss per share:
Basic	$(0.21)	$(0.22)
Diluted	$(0.21)	$(0.22)

Weighted average common shares outstanding:
Basic	19,113	17,541
Diluted	19,113	17,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021
NUMBER OF COMMON SHARES—ISSUED
Balance, beginning of quarter	$19,135	$17,428
Exercise of stock options	339	197
Balance, end of quarter	19,474	17,625
COMMON STOCK
Balance, beginning of quarter	191	174
Exercise of stock options	1	2
Public stock offerings proceeds, net of fees	3	–
Balance, end of quarter	195	176
TREASURY SHARES
Balance, beginning of quarter and end of quarter	(362)	(362)
ADDITIONAL PAID-IN-CAPITAL
Balance, beginning of quarter	84,230	77,187
Stock-based compensation	427	204
Exercise of stock options	60	159
Public stock offerings proceeds, net of fees	946	–
Balance, end of quarter	85,663	77,550
ACCUMULATED DEFICIT
Balance, beginning of quarter	(80,097)	(61,295)
Net loss	(4,054)	(3,903)
Balance, end of quarter	(84,151)	(65,198)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of quarter and end of quarter	(43)	(43)
TOTAL STOCKHOLDERS’ EQUITY	$1,302	$12,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021
Operating Activities:
Net loss	$(4,054)	$(3,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	312	79
Stock-based compensation	427	204
Noncash lease costs	75	61
Amortization of debt issuance costs	37	–
Changes in operating assets and liabilities:
Accounts receivable	(140)	(73)
Prepaid expenses and other assets	(293)	(414)
Accounts payable and accrued expenses	388	489
Deferred revenue	(223)	(31)
Net cash used in operating activities	(3,471)	(3,588)

Investing Activities:
Purchases of property and equipment	(160)	(195)
Net cash used in investing activities	(160)	(195)

Financing Activities:
Proceeds from notes payable	5,000	–
Payment on notes payable issuance costs	(394)	–
Proceeds from public stock offering net of fees	949	–
Proceeds from stock options exercised	62	161
Reduction of finance lease liability	(7)	(10)
Net cash provided by financing activities	5,610	151

Net increase (decrease) in cash and cash equivalents	1,979	(3,632)
Cash and cash equivalents at beginning of period	4,100	16,704
Cash and cash equivalents at end of period	$6,079	$13,072

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Cash paid for interest	$1	$–

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Assets acquired under a ROU operating lease	$–	$31

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Item 10-01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 18, 2022. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different from the carrying value of these financial instruments. The estimated fair value of accounts receivable, accounts payable and accrued expenses approximate their carrying amounts due to the relatively short maturity of these instruments. Financing leases and Notes Payable loan approximate fair value as they bear market rates of interest. None of these instruments are held for trading purposes.

As of March 31, 2022, we had cash and cash equivalents of approximately $6.1 million, compared to approximately $4.1 million as of December 31, 2021. We generated a net loss of $4.1 million for the three-months ended March 31, 2022, compared to a net loss of $3.9 million for the three-months ended March 31, 2021. Under our at-the-market offering, since January 1, 2022, we have received proceeds of approximately $0.95 million net of fees from the sale of our common stock related to this program. On March 10, 2022, we entered into a debt securities agreement that provides $10,000,000 in funds through two separate fundings throughout 2022 and have received net proceeds of $4.6 million under this agreement through March 31, 2022. We will have the ability to draw the remaining funds in the second funding provided we have met certain conditions under a second promissory note within 180 days of the execution of the loan agreement. Based on the current forecast for the year 2022, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures through May 13, 2023. We will continue to streamline our sales and marketing departments to better align expenses with revenue and build the customer base for our new INTRUSION Shield product. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

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

During 2021, the Company added a new incentive plan (the “2021 Omnibus Incentive Plan”). The 2021 Omnibus Incentive Plan provides a means through which the Company may attract and retain key personnel and to provide a means whereby directors, officers, employees, consultants and advisors of the Company can acquire and maintain an equity interest in the Company, or be paid incentive compensation, including incentive compensation measured by reference to the value of common stock, thereby strengthening their commitment to the welfare of the Company and aligning their interests with those of the Company’s stockholders.

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

During the quarters ended March 31, 2022 and 2021, the Company did not grant or issue any new Restricted Stock Awards (RSAs) under the 2021 Omnibus Incentive Plan. The Company recognized $179,000 and $0 in compensation expense related to its RSAs during the three-month period ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there was $371,278 unrecognized compensation cost related to unvested RSAs compared to no unrecognized compensation costs related to unvested RSAs as of March 31, 2021.

During the quarter ended March 31, 2022, the Company granted 167,500 stock options under its 2015 Stock Incentive Plan (“2015 Plan”). The Company granted 65,000 options under the 2015 Plan during the three months ended March 31, 2021. The Company issued no options under its 2005 Stock Incentive Plan (the “2005 Plan”) during the three- month period ended March 31, 2022 and 2021, respectively.

During the quarter- ended as of March 31, 2022, 91,000 stock options were exercised under the 2005 Plan. During the quarter- ended as of March 31, 2021, 197,227 stock options were exercised under the 2005 Plan.

The following table summarizes the activities for the Company’s stock options for the three months ended March 31, 2022:

	March 31, 2022
	Number of Options	Weighted-Average Exercise Price
Outstanding at beginning of year	617,273	$6.47
Granted	167,500	3.64
Exercised	(91,000)	0.68
Forfeited	(35,000)	6.33
Cancelled	–	–
Expired	(1,000)	4.30
Outstanding at March 31, 2022	657,773	$6.56
Options exercisable at March 31, 2022	234,613	$2.82

The Company recognized compensation expense related to its stock option awards of $248,000 and $204,000, for the three months ended March 31, 2022, and 2021, respectively. As of March 31, 2022, there was $898,544 unrecognized compensation cost related to unvested stock options compared to $1,757,856 in unrecognized compensation costs related to unvested stock options as of March 31, 2021.

Valuation Assumptions

The fair values of employee and director option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	For Three Months Ended March 31, 2022	For Three Months Ended March 31, 2021

Weighted average grant date fair value	$3.34	$13.88
Weighted average assumptions used:
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	0.88%	0.67%
Expected volatility	133.0%	73.00%
Expected life (in years)	6.6	5.0

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

With the Company’s newest product, INTRUSION Shield, Intrusion began offering software on a subscription basis. INTRUSION Shield is a hosted arrangement subject to software as a service (“SaaS”) guidance under ASC 606. SaaS arrangements are accounted for as service obligations, not arrangements that transfer a license of IP.

The Company utilizes the five-step process, mentioned above, per FASB ASC Topic 606 to recognize sales and will follow that directive, also, to define revenue items as individual and distinct. INTRUSION Shield services provided to the Company’s customers for a fixed monthly subscription fee include:

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

The Company satisfies its performance obligation when the INTRUSION Shield solution is available to detect and prevent unauthorized access to a client’s information networks. Revenue should be recognized monthly over the term of the contract. The Company’s standard initial contract terms automatically renew unless notice is given 30 days before renewal. Upfront payment of fees is deferred and amortized into income over the period covered by the contract.

Our accounts receivable represents unconditional contract billings for sales per contracts with customers and are classified as current. As of March 31, 2022 and December 31, 2021, we had accounts receivable balance of $1.2 million and $1.0 million, respectively. We did not recognize an allowance for doubtful accounts as of March 31, 2022 and December 31, 2021, respectively.

We classify our contract assets as receivables because we generally have an unconditional right to payment for our sales or services performed at the end of the reporting period. As a result, we had no material contract assets as of March 31, 2022 and December 31, 2021.

Contract liabilities consist of cash payments in advance of the Company satisfying performance obligations and recognizing revenue. The Company currently classifies deferred revenue as a contract liability.

The following table presents changes in the Company’s contract liability during the three months ended March 31, 2022, and the year ended December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Balance at beginning of period	$560	$177
Additions	180	1,953
Revenue recognized	(403)	(1,570)
Balance at end of period	$337	$560

5.	Net Loss Per Share

We report two separate net loss per share numbers, basic and diluted. Basic net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders for the year by the weighted average number of common shares outstanding for the year. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders for the year by the weighted average number of common shares and dilutive common stock equivalents outstanding for the year. Our common stock equivalents include all common stock issuable upon exercise of outstanding options and vesting of restricted stock awards. The aggregate number of common stock equivalents excluded from the diluted loss per share calculation for the quarter ended March 31, 2022 and 2021 totaled 969,127 and 925,711, respectively. Since the Company is in a net loss position for the quarter ended March 31, 2022 and 2021, basic and dilutive net loss per share are the same.

6.	Concentrations

Our operations are concentrated in one area—security software/entity identification. Sales to the U.S. Government through direct and indirect channels totaled 72.2% of total revenues for the first quarter of 2022 compared to 73.9% of total revenues for the first quarter of 2021. During the first quarter of 2022, approximately 69.1% of total revenues were attributable to three government customers when compared to the first quarter of 2021, approximately 68.1% of total revenues were attributable to three government customers. There was one individual commercial customer in the first quarter of 2022 attributable for 12.2% of total revenue compared to 19.8% of total revenue to one individual commercial customer for the same period in 2021. Our similar product and service offerings are not viewed as individual segments, as our management analyzes the business as a whole and expenses are not allocated to each product offering.

7.	Commitments and Contingencies

The Company is periodically involved in claims asserted in the normal course of its business. We believe these actions are routine and incidental to the business. While the outcome of these actions cannot be predicted with certainty, we do not believe that any will have a material adverse impact on our business.

Class Action Litigation

On April 16, 2021, a purported class action lawsuit was filed in the United States District Court, Eastern District of Texas, Sherman Division, captioned Celeste v. Intrusion Inc. et al., Case No. 4:21-cv-00307 (E.D. Tex.) against the Company, the Company’s chief financial officer, and now-former chief executive officer alleging, among other things, that the defendants made false and/or misleading statements or omissions about the Company’s business, operations, and prospects in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act. The Celeste lawsuit claims compensatory damages and legal fees.

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

On November 23, 2021, the Court consolidated the Celeste and Neely actions, and appointed a lead plaintiff and lead plaintiff’s counsel. The lead plaintiff filed his amended complaint on February 7, 2022. The amended complaint named the following additional parties as named defendants: Mr. Michael Paxton, a former director and executive officer; Mr. Gary Davis, a former officer; Mr. Joe Head, our current chief technology officer and a former director; and Mr. James Gero, a current director and chair of our compensation committee.

The parties to the consolidated action held a mediation on April 5, 2022, at the conclusion of which the parties executed a settlement term sheet setting forth the material terms associated with the resolution of the action. On April 13, 2022, the Court entered an order staying proceedings in the consolidated action to allow the parties to negotiate the final stipulation and agreement of settlement. The terms and conditions of the settlement will be set forth in the stipulation of settlement that will be filed with the Court in connection with a motion for approval of the settlement. The finality of the settlement is subject to certain terms and conditions and is also subject to Court approval.

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

Lease Abandonment

On February 16, 2021, Intrusion Inc. instituted legal proceedings in the District Court of Dallas County, Texas, 14th Judicial District against Purple Plaza LLC, the landlord for the facilities we previously occupied in Richardson, Texas. This lawsuit claims damages for breach of contract for, among other things, failure to maintain and repair the leased facilities and to provide adequate heating, air conditioning and ventilation on the premises, resulting in a constructive eviction. Intrusion is seeking damages in excess of $1,000,000 together with a declaratory judgment that any of Intrusion’s remaining obligations under the lease have terminated. Purple Plaza, LLC has answered by filing a general denial, and added a counterclaim seeking alleged past due rent in the amount of approximately $229,000 and future rent allegedly exceeding $2,000,000 million without offsetting its duty to mitigate its damages. Discovery is continuing with the parties planning on mediating the matter in mid-late May 2022.  The case is set for jury trial on June 7, 2022.

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

8.	Right-of-use Asset and Leasing Liabilities

The Company has operating and finance leases where it records the right-of-use assets and a related lease liability as required under ASC 842. The lease liabilities are determined by the net present value of total lease payments and amortized over the life of the lease. All obligations under the Company’s lease agreements are designed to terminate with the last scheduled payment. The Company’s leases are for the following types of assets:

•	Computer hardware and copy machines- The Company’s finance lease right-of-use assets consist of computer hardware and copy machines. These leases have a three-year life and are in various stages of completion.

•	Office space - The Company’s operating lease right-of-use assets include its rental agreements for its offices in Plano, TX, and a data service center in Allen, TX. The Plano offices operating lease liability was modified in 2021, to add an additional floor of office space and terminate the prior lease. The modified lease has a life of one year and eight months as of March 31, 2022. The data service center operating lease liability has a life of three years and eight months as of March 31, 2022. The Company also has an operating lease liability for its former corporate office in Richardson. The Richardson operating lease liability has a life of two years and nine months as of March 31, 2022; however, the related right-of-use asset was fully impaired due to the Company’s abandonment of the lease as of December 31, 2020.

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

As the implicit rate is not readily determinable for the Company's lease agreements, the Company uses an estimated incremental borrowing rate to determine the initial present value of lease payments. This discount rate for the lease approximates Silicon Valley Bank's prime rate.

Supplemental cash flow information includes operating cash flows related to operating leases. For the three months ended March 21, 2022, and 2021, the Company had $75,000 and $69,000, respectively, in lease payments related to operating leases. For the three months ended March 21, 2022, and 2021, the Company had $7,000 and $0, respectively, in lease payments related to financing leases.

Schedule of Items Appearing on the Statement of Operations:

	Three Months Ended
	March 31, 2022	March 31, 2021
Operating expense:
Amortization Expense – Finance ROU	$166	$10
Lease expense – Operating ROU	$95	$88
Other expense:
Interest Expense – Finance ROU	$7	$1

Future minimum lease obligations consisted of the following at March 31, 2022 (in thousands):

	Operating	Finance
Period ending December 31,	ROU Leases	ROU Leases	Total
Remaining 2022	$954	$678	$1,632
2023	705	665	1,370
2024	486	3	489
2025	115	2	117
Thereafter	–	–	–
	$2,260	$1,348	$3,608
Less Interest*	(138)	(38)
	$2,122	$1,310

*	Interest is imputed for operating ROU leases and classified as lease expense and is included in operating expenses in the accompanying condensed consolidated statement of operations.

9.	Notes Payable

On March 10, 2022, Intrusion Inc. entered into an unsecured loan agreement with Streeterville Capital, LLC whereby the Company can draw up to $10,000,000 in two separate tranches of $5,000,000 through our issuance of two separate promissory notes of $5,350,000 each, with an initial interest rate of 7%, subject to some increases in the case of, among other things, an event of default. We received $4,682,500 in net funds from the first tranche (First Note) pursuant to a promissory note executed contemporaneously with the execution of the loan agreement. We will have the ability to draw the remaining funds in the second tranche provided we have met certain conditions under a second promissory note within 180 days of the execution of the loan agreement. Each note has (or will have) an 18-month maturity, may be prepaid subject to varying prepayment premiums, and may be redeemed at any time after six months into the term of such note in amounts up to $500,000 per calendar month upon the noteholder’s election. The Company has the option, in its sole discretion, to satisfy any redemption demands in cash or shares of its common stock that will be issued in an amount equal to the dollar amount of the redemption demand divided by the number that represents 85% of the average of the two lowest daily volume weighted average prices of common stock over a fifteen-day trailing period.

The loan agreement and accompanying notes are subject to standard and customary events of default, including, without limitation, the Company’s continued listing on the Nasdaq or New York Stock Exchange. One of the prerequisites for our drawing on the second tranche is the approval by our stockholders of the issuance of stock to satisfy any redemption demand, even if the shares issued in connection with all such redemptions exceeds 20% of our issued and outstanding shares of common stock. While the notes remain outstanding, we will be subject to certain conditions and restrictions, including, without limitation the following: the noteholder’s right to consent to any future variable rate transactions (excluding ATMs, equity offerings, or private placements without market adjustable features) and any debt (excluding bank loans, lines of credit, mortgagees, leases, or asset backed loans); the noteholder’s right to participate in any debt or equity financings, excluding (ATMs, loans, lines of credit, mortgagees, leases, or asset backed loans); a prohibition on the Company’s ability to extend or enter into any agreement restricting our ability to issue common stock under the notes; as well as a prohibition on our ability to permit any other lender to participate alongside the noteholder via any debt financing structures.

The Company evaluated the First Note in accordance with ASC 480 “Distinguishing Liabilities from Equity” because the promissory note (1) embodies an unconditional obligation, (2) may require the Company to settle the unconditional obligation by issuing a variable number of its common shares, and (3) is based solely on a fixed monetary amount known at inception.

The lender does not benefit if the fair value of the Company’s Common Stock increases and does not bear the risk that the fair value of the Company’s Common Stock might decrease. In accordance with ASC 480, the promissory note will be recorded as stock settled debt on the note issue date and the company will record interest expense over the term of the promissory note, using the interest method from ASC 835-30, to accrete the carrying amount of the promissory note up to the redemption common stock settlement amount.

On March 10, 2022, the Company recorded debt issue costs of $744,448 as an offset to the promissory note to be amortized over the 18-month term. For the period from March 10, 2022 to March 31, 2022, the Company recorded $37,092 for amortization of the debt discounts to interest expense in the accompanying Statement of Operations.

For the period from March 10, 2022 to March 31, 2022, the Company recorded $22,933 of interest expense in the accompanying Statement of Operations and for the three- month period ended March 31, 2022, the Company has recorded $22,933 of interest related to the unsecured promissory note as accrued interest in the accompanying Balance Sheet.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q, including, without limitation, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which statements involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our financial position; our ability to continue our business as a going concern; our business, sales, and marketing strategies and plans; our ability to successfully market, sell, and deliver our INTRUSION Shield commercial product and solutions to an expanding customer base; are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as "anticipate," "believe," "contemplate," "continue," "could," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "project," "should," "target," "will," or "would" or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Annual Report on Form 10-Q include, but are not limited to, such statements.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q.

In addition, statements that "we believe" and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that such information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of net revenues. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended
	March 31, 2022	March 31, 2021
Total revenue	100.0%	100.0%

Total cost of revenue	35.6	33.7

Gross profit	64.4	66.3

Operating expenses:
Sales and marketing	79.3	145.3
Research and development	89.9	79.3
General and administrative	112.3	52.5

Operating loss	(217.1)	(210.8)

Interest income	0.0	0.1
Interest expense	(3.9)	(0.1)

Net loss attributable to common stockholders	(221.0)	(210.8)

	Three Months Ended
	March 31, 2022	March 31, 2021

Domestic revenues	100.0%	100.0%
Export revenues	–	–

Net revenues	100.0%	100.0%

Revenues. Revenue for the three- month period ended March 31, 2022 was $1.8 million compared to $1.9 million for the same period in 2021. Revenue from legacy products was $1.6 million for the three-month period ended March 31, 2022 compared to $1.8 million for the three-month period ended March 31, 2021. INTRUSION Shield revenues were $0.2 million for the three-month period ended March 31, 2022, compared to negligible revenues in the three- month period ended March 31, 2021.

Concentration of Revenues. Revenues from sales to various U.S. government entities totaled $1.3 million, or 72.2% of revenues, for the quarter ended March 31, 2022, compared to $1.4 million, or 73.9% of revenues, for the same period in 2021. Although we expect our concentration of revenues to vary among customers in future periods depending upon the timing of certain sales, we anticipate that sales to government customers will continue to account for a significant portion of our revenues in future periods. Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including, without limitation, potential disruption to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience. Although we do not anticipate that any of our revenues with government customers will be renegotiated, any cancelled or renegotiated government orders could have a material adverse effect on our financial results. Currently, we are not aware of any proposed cancellation or renegotiation of any of our existing arrangements with government entities and, historically, cancellations or renegotiated orders by government entities have not resulted in a material adverse effect on our business. The Company has one individual commercial customer in the first quarter of 2022 attributable for 12.0% of total revenue compared to 19.8% of total revenue to one individual commercial customer for the same period in 2021. The Company’s similar product and service offerings are not viewed as individual segments, as its management analyzes the business as a whole and expenses are not allocated to each product offering.

Gross Profit. Gross profit was $1.2 million or 64.4% of revenues for the quarter ended March 31, 2022, compared to $1.2 million or 66.3% of revenues for the quarter ended March 31, 2021. Gross profit as a percentage of revenues is impacted by several factors, including shifts in product mix, changes in channel of distributions, revenue volume, pricing strategies, and fluctuations in revenues of integrated third-party products.

Sales and Marketing. Sales and marketing expenses decreased to $1.5 million or 79.3% of revenues for the quarter ended March 31, 2022, compared to $2.7 million or 145.3% of revenues for the quarter ended March 31, 2021. The anticipated revenues from our INTRUSION Shield product have been slower than originally expected and as a result we have made certain cost reduction measures such as staff reductions and lower attendance at trade events. During 2021, we started implementing certain cost saving measures such as a reduction in force as well as negotiations with certain contractors and vendors to appropriately align our expenses with our revenue trends.

Research and Development. Research and development expenses increased to $1.7 million or 89.9% of revenues for the quarter ended March 31, 2022, compared to $1.5 million or 79.3% of revenues for the quarter ended March 31, 2021. The increase in research and development expense was due to increases in direct labor expenses and increases in costs associated with the development and testing of our legacy and INTRUSION Shield products. Research and development costs are expensed in the period in which they are incurred. Research and development expenses may vary in the future; mainly dependent on levels of research and development labor expense charged to direct labor.

General and Administrative. General and administrative expenses increased to $2.1 million or 112.3% of revenues for the quarter ended March 31, 2022, compared to $1.0 million or 52.5% of revenues for the quarter ended March 31, 2021. Legal costs increased by $0.4 million specifically related to non-recurring projects during the three months ended March 31, 2022, when compared to the same period in 2021. Stock compensation expense increased by $0.2 million during the three months ended March 31, 2022, when compared to the same period in 2021.

Interest Expense. Interest expense increased to $71,000 or 3.9% of revenues for the quarter ended March 31, 2022, compared to $2,000 or 0.1% of revenues for the same period in 2021. Our interest expense consists primarily of interest related to the Streeterville Notes Payable entered into in March of 2022 and related debt issuance cost amortization, as well as interest expense from finance leases. Interest expense will vary in the future based on our cash flow and borrowing needs.

Interest and other Income. Interest and other income were $1,000 for the three months ended March 31, 2022, compared to $3,000 for the three months ended March 31,2021.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2022, we had cash and cash equivalents of $6.1 million, up from approximately $4.1 million as of December 31, 2021, and working capital of $1.3 million compared to $2.1 million as of December 31, 2021. Our primary source of cash for funding operations and growth had been through cash flows generated from operating activities together with the approximately $4.6 million in net proceeds received from issuance of a note payable and approximately $0.9 million in net proceeds received from our at-the-market program in 2022. If our operations do not generate positive cash flows in the upcoming year, or if we are not able to obtain additional debt or equity financings on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs, or even continue our operations.

Current At-The Market Offering.

In August of 2021, we engaged B. Riley Securities, Inc. to act as sales agent under our at-the-market program, which allows us to potentially sell up to $50.0 million of our common stock on a delayed or continuous basis through the use of a shelf-registration statement on Form S-3, which we initially filed on August 5, 2021. The shelf registration became effective on August 16, 2021. On March 28, 2022, as a result of limitations under General Instruction I.B.6 of Form S-3, and in agreement in terms of the sales agreement, the Company revised the aggregate offering price of shares of common stock to $10.0 million, which does not include issued shares having aggregate sales price of approximately $6.9 million through Prospectus Supplement filing with the SEC.

2022 Notes Issuance.

We entered into a securities purchase agreement (the “SPA”) with Streeterville Capital, LLC (the “Investor”) on March 10, 2022, pursuant to which, among other things, the Investor (i) purchased an unsecured promissory note (“First Note”) in the aggregate principal amount totaling $5,350,000 in exchange for $5,000,000 less certain expenses and (ii) agreed to purchase another unsecured promissory note at the Company’s election (“Second Note” and, together with First Note, the “Notes”) in aggregate principal amount totaling $5,350,000 in exchange for $5,000,000, with the Company’s election being subject to the Company satisfying, among others, the following conditions within six months of the issuance of the First Note: (A) obtaining stockholder approval for the issuance of shares of the Company’s common stock (“Common Stock”) in excess of 19.99% of the outstanding shares of Common Stock in connection with the potential redemption of the Notes (as described below) and (B) there being no Trigger Event (as defined in the Notes) under the First Note. The Company is seeking stockholder approval of this matter at its upcoming annual meeting to be held on May 24, 2022. If the Second Note is issued, the terms of the First Note and the Second Note will be substantively identical. The Company received approximately $4.6 million, net of transaction expenses, in connection with the issuance of the First Note and intends to use the proceeds from such issuance for general corporate purposes.

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

Beginning on the date that is six (6) months after the issuance date of the applicable Note, the Noteholder has the right to redeem up to $500,000 of the outstanding balance of such Note per month. Payments may be made by the Company, generally at the Company’s option, (a) in cash, (b) by paying the redemption amount in the form of shares of Common Stock with the number of redemption shares being equal to the portion of the applicable redemption amount divided by the Redemption Conversion Price or (c) a combination of cash and shares of Common Stock. The “Redemption Conversion Price” shall equal 85% multiplied by the average of the two lowest daily volume weighted average prices per share of the Common Stock during the 15 trading days immediately preceding the date that the Noteholder delivers notice electing to redeem a portion of the Note. The Company’s right to satisfy the redemption amount in shares of Common Stock is subject to certain limitations, including (i) there not being any Equity Conditions Failure (as defined in the Note), (ii) the Noteholder and its affiliates together not owning more than 9.99% of the outstanding shares of Common Stock, and (iii) for First Note, the aggregate shares of Common Stock issued upon redemption of First Note not exceeding 19.99% of the outstanding Common Stock unless the Company has obtained stockholder approval under Nasdaq rules for such issuance.

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

The Company evaluated the First Note in accordance with ASC 480 “Distinguishing Liabilities from Equity” because the promissory note (1) embodies an unconditional obligation, (2) may require the Company to settle the unconditional obligation by issuing a variable number of its common shares, and (3) is based solely on a fixed monetary amount known at inception.

The lender does not benefit if the fair value of the Company’s Common Stock increases and does not bear the risk that the fair value of the Company’s Common Stock might decrease. In accordance with ASC 480, the promissory note will be recorded as stock settled debt on the note issue date and the company will record interest expense over the term of the promissory note, using the interest method from ASC 835-30, to accrete the carrying amount of the promissory note up to the redemption common stock settlement amount.

For the three- months ended March 31, 2022, we generated $4,682,500 in net proceeds from the issuance of the first of these two promissory notes and we retain the ability to receive an additional $4,682,500 in net proceeds from the issuance of the subsequent note upon the satisfaction of certain conditions, including, without limitation, obtaining certain stockholder approvals at our upcoming annual meeting of stockholders.

On March 10, 2022, the Company recorded debt issue costs of $744,448 as an offset to the promissory note to be amortized over the 18-month term. For the period from March 10, 2022 to March 31, 2022, the Company recorded $37,092 for amortization of the debt discounts to interest expense in the accompanying Statement of Operations.

For the period from March 10, 2022 to March 31, 2022, the Company recorded $22,933 of interest expense in the accompanying Statement of Operations and for the three- month period ended March 31, 2022, the Company has recorded $22,933 of interest related to the unsecured promissory note as accrued interest in the accompanying Balance Sheet.

Condensed Consolidated Statements of Cash Flows

Our cash flows for the three months ended March 31, 2022 and 2021 were:

	Three Months Ended
	March 31, 2022	March 31, 2021
Net cash used in operating activities	$(3,471)	$(3,588)
Net cash used in investing activities	(160)	(195)
Net cash provided by financing activities	5,610	151
Change in cash and cash equivalents	$1,979	$(3,632)

Operating Activities

For the three months ended March 31, 2022, net cash used in operating activities was $3.5 million, as a result of net loss of $4.1 million, adjusted for non-cash charges of $0.85 million and net cash outflow of $0.27 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $0.3 million in depreciation and amortization and $0.42 million in stock-based compensation. Net cash used in operations for the three months ended March 31, 2021 was $3.6 million due primarily to a net loss of $3.9 million and the following uses of cash: a $.41 million increase in prepaid expenses offset by a $.49 million increase in accounts payable and accrued expenses and $.20 million in stock-based compensation.

Investing Activities

For the three- months ended March 31, 2022, net cash used in investing activities was $0.2 million, which was primarily the result of additions to property and equipment specifically related to $0.1 million related to hardware utilized to administer our INTRUSION Shield product and $0.1 million of in-house software and computer systems for employees.  Net cash used by investing activities, for the three months ended March 31, 2021, was $0.2 million for similar purchases of property and equipment.

Financing Activities

For three- months ended March 31, 2022, net cash provided by financing activities was $5.6 million, which was primarily the result of net proceeds from issuance of Streeterville LLC note of $4.6 million and at-the-market program public offerings of $0.9 million. Net cash provided by financing activities, for the three months ended March 31, 2021, was $.15 million from proceeds from exercise of stock options.

In March of 2022, we generated $4,682,500 in net proceeds from the issuance of the first of two promissory notes that are issuable under a Securities Purchase Agreement we entered into with Streeterville Capital, LLC with the ability to receive an additional $4,682,500 in net proceeds from the issuance of the subsequent note upon the satisfaction of certain conditions, including, without limitation, obtaining certain stockholder approvals at our upcoming annual meeting of stockholders.

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

We believe the critical accounting policies and estimates discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report of Form 10-K for the year ended December 31, 2021, filed with the SEC on March 18, 2022, reflect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates as filed in such report.

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

As of March 31, 2022, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that the disclosure controls and procedures were effective.

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

Class Action Litigation

On April 16, 2021, a purported class action lawsuit was filed in the United States District Court, Eastern District of Texas, Sherman Division, captioned Celeste v. Intrusion Inc. et al., Case No. 4:21-cv-00307 (E.D. Tex.) against the Company, the Company’s chief financial officer, and now-former chief executive officer alleging, among other things, that the defendants made false and/or misleading statements or omissions about the Company’s business, operations, and prospects in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act. The Celeste lawsuit claims compensatory damages and legal fees.

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

On November 23, 2021, the Court consolidated the Celeste and Neely actions, and appointed a lead plaintiff and lead plaintiff’s counsel. The lead plaintiff filed his amended complaint on February 7, 2022. The amended complaint named the following additional parties as named defendants: Mr. Michael Paxton, a former director and executive officer; Mr. Gary Davis, a former officer; Mr. Joe Head, our current chief technology officer and a former director; and Mr. James Gero, a current director and chair of our compensation committee.

The parties to the consolidated action held a mediation on April 5, 2022, at the conclusion of which the parties executed a settlement term sheet setting forth the material terms associated with the resolution of the action. On April 13, 2022, the Court entered an order staying proceedings in the consolidated action to allow the parties to negotiate the final stipulation and agreement of settlement. The terms and conditions of the settlement will be set forth in the stipulation of settlement that will be filed with the Court in connection with a motion for approval of the settlement. The finality of the settlement is subject to certain terms and conditions and is also subject to Court approval.

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

Lease Abandonment

On February 16, 2021, Intrusion Inc. instituted legal proceedings in the District Court of Dallas County, Texas, 14th Judicial District against Purple Plaza LLC, the landlord for the facilities we previously occupied in Richardson, Texas. This lawsuit claims damages for breach of contract for, among other things, failure to maintain and repair the leased facilities and to provide adequate heating, air conditioning and ventilation on the premises, resulting in a constructive eviction. Intrusion is seeking damages in excess of $1,000,000 together with a declaratory judgment that any of Intrusion’s remaining obligations under the lease have terminated.  Purple Plaza, LLC has answered by filing a general denial, and added a counterclaim seeking alleged past due rent in the amount of approximately $229,000 and future rent allegedly exceeding $2,000,000 million without offsetting its duty to mitigate its damages. Discovery is continuing with the parties planning on mediating the matter in mid-late May 2022.  The case is set for jury trial on June 7, 2022.

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

Item 1A.   RISK FACTORS

Factors That May Affect Future Results of Operations

We are providing the following information regarding changes that have occurred to previously disclosed risk factors from our Annual Report on Form 10-K for the year ended December 31, 2021. In addition to the other information set forth below and elsewhere in this report, you should consider the factors discussed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2021 filed on March 18, 2022. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We may not have sufficient cash resources to implement the Company’s current business plan and may not be able to raise additional funds through public or private financings, which raises the possibility that the Company may not be able to continue as a going concern.

Our current cash position combined with increased expenses primarily related to the further development of INTRUSION Shield products the decreased revenue expectations related to our INTRUSION Shield offering has created significant concerns about our ability to meet our current and short-term cash-flow and liquidity needs, over the next 12 months. In recognition of this determination, we have been actively considering strategic alternatives for the funding and implementation of our long-term business plan.

We have engaged B. Riley Securities, Inc. to act as sales agent under our at-the-market program, which allows us to potentially sell up to $50.0 million of our common stock on a delayed or continuous basis through the use of a shelf-registration statement on Form S-3, which we initially filed on August 5, 2021. The shelf registration became was effective on August 16, 2021. On March 28, 2022, as a result of limitations under General Instruction I.B.6 of Form S-3, and in agreement in terms of the sales agreement, the Company revised the aggregate offering price of shares of common stock to $10.0 million, which does not include issued shares having aggregate sales price of approximately $6.9 million, through Prospectus Supplement filing with the SEC. As of March 31, 2022, the Company received proceeds of approximately $0.9 million net of fees from the sale of common stock related to this program. Additionally, the Company generated $4,682,500 in net proceeds from the issuance of the first of two promissory notes that are issuable under a Securities Purchase Agreement which the Company entered into with Streeterville Capital, LLC.

We must increase revenue levels in order to finance our current operations and to implement our business strategies.

For the three- month period ended March 31, 2022, we had a net loss of $4.1 million and had an accumulated deficit of approximately $84.2 million as of March 31, 2022, compared to net losses of $3.9 million and an accumulated deficit of $65.2 million for the three-month period ended March 31, 2021. We need to increase current revenue levels from the sales of our solutions if we are to regain profitability. If we are unable to increase our revenue levels, losses could continue for the near term and possibly longer, and we may not achieve profitability or generate positive cash flow from operations in the future.

Most of our current revenues are generated from one family of solutions with a limited number of customers, and the decrease of revenue from sales of this family of solutions could materially harm our business and prospects. Timeliness of orders from customers may cause volatility in growth.

Revenue from legacy products was $1.6 million for the three-month period ended March 31, 2022 compared to $1.8 million for the three-month periods ended March 31, 2021. INTRUSION Shield revenues were $0.2 million for the three-month period ended March 31, 2022, compared to negligible revenues in the three- month period ended March 31, 2021. While we anticipate the continued introduction of our new INTRUSION Shield solution will reduce our dependence on this single solution, we can offer no assurances as such, and in the absence of a shift in solution mix, we may continue to face risks in the event that sales of this key solution to these limited customers were to decrease.

Item 6.    EXHIBITS

The following Exhibits are filed with this report form 10-Q:

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32	Certification Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRUSION INC.

Date: May 13, 2022	/s/ Anthony Scott
Anthony Scott
Director, President & Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2022	/s/ B. Franklin Byrd
Franklin Byrd
Chief Financial Officer, Treasurer & Secretary
(Principal Financial & Accounting Officer)

