Form 10-Q
period 2022-06-30
INTRUSION INC
filed 2022-08-04
CIK 736012

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on August 1, 2022, was 19,660,859.

INTRUSION INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$7,018	$4,100
Accounts receivable	1,289	1,034
Prepaid expenses	784	356
Total current assets	9,091	5,490
Noncurrent Assets:
Property and equipment:
Equipment	2,643	2,517
Capitalized software development	350	–
Furniture and fixtures	43	43
Leasehold improvements	67	67
Property, plant and equipment, gross	3,103	2,627
Accumulated depreciation and amortization	(1,850)	(1,567)
Property and equipment, net	1,253	1,060
Finance leases, right-of-use assets, net	1,377	1,709
Operating leases, right-of-use assets, net	658	808
Other assets	163	166
Total noncurrent assets	3,451	3,743
TOTAL ASSETS	$12,542	$9,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$521	$718
Accrued expenses	872	534
Finance lease liabilities, current portion	650	644
Operating lease liabilities, current portion	311	935
Notes payable, current portion	6,796	–
Deferred revenue	1,314	560
Total current liabilities	10,464	3,391

Noncurrent Liabilities:
Notes payable, noncurrent portion	2,934	–
Finance lease liabilities, noncurrent portion	626	673
Operating lease liabilities, noncurrent portion	372	1,250
Total noncurrent liabilities	3,932	1,923

Commitments and Contingencies - See Note 8	–	–

Stockholders’ Equity:
Preferred stock, $0.01 par value: Authorized shares – 5,000 Issued shares – 0 in 2022 and 2021	–	–
Common stock $0.01 par value: Authorized shares – 80,000; Issued shares – 19,745 in 2022 and 19,135 in 2021; Outstanding shares – 19,735 in 2022 and 19,125 in 2021	197	191
Common stock held in treasury, at cost – 10 shares	(362)	(362)
Additional paid-in capital	86,570	84,230
Accumulated deficit	(88,216)	(80,097)
Accumulated other comprehensive loss	(43)	(43)
Total stockholders’ equity	(1,854)	3,919
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,542	$9,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue	$2,058	$1,960	$3,893	$3,812
Cost of Revenue	667	733	1,321	1,358

Gross Profit	1,391	1,227	2,572	2,454

Operating Expenses:
Sales and marketing	1,817	3,652	3,272	6,341
Research and development	1,486	1,530	3,136	2,999
General and administrative	2,049	1,696	4,109	2,668

Operating Loss	(3,961)	(5,651)	(7,945)	(9,554)

Interest and Other Income	1	66	2	68
Interest Expense	(525)	(1)	(596)	(3)
Gain on extinguishment of debt	–	635	–	635
Gain on lease termination	420	–	420	–

Net loss	$(4,065)	$(4,951)	$(8,119)	$(8,854)

Net loss per share:
Basic	$(0.21)	$(0.28)	$(0.42)	$(0.50)
Diluted	$(0.21)	$(0.28)	$(0.42)	$(0.50)

Weighted average common shares outstanding:
Basic	19,372	17,620	19,238	17,581
Diluted	19,372	17,620	19,238	17,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
NUMBER OF COMMON SHARES—ISSUED
Balance, beginning of periods	19,474	17,625	19,135	17,428
Exercise of stock options	6	6	97	203
Issuance of shares from public stock offering	84	–	332	–
Issuance of new restricted stock, net of current forfeitures	106	–	106	–
Issuance of shares from extinguishment of operating lease	75	–	75	–
Balance, end of periods	19,745	17,631	19,745	17,631
COMMON STOCK
Balance, beginning of periods	$195	$176	$191	$174
Exercise of stock options	–	–	1	2
Public stock offerings proceeds	1	–	4	–
Issuance of new restricted stock, net of current forfeitures	1	–	1	–
Balance, end of periods	197	176	197	176
TREASURY SHARES
Balance, beginning and end of periods	(362)	(362)	(362)	(362)
ADDITIONAL PAID-IN-CAPITAL
Balance, beginning of periods	85,663	77,550	84,230	77,187
Stock-based compensation	450	806	876	1,010
Exercise of stock options	4	7	65	166
Public stock offerings proceeds, net of fees	254	–	1,200	–
Partial extinguishment of operating lease with common stock	200	–	200	–
Issuance of new restricted stock, net of current forfeitures	(1)	–	(1)	–
Balance, end of periods	86,570	78,363	86,570	78,363
ACCUMULATED DEFICIT
Balance, beginning of periods	(84,151)	(65,198)	(80,097)	(61,295)
Net loss	(4,065)	(4,951)	(8,119)	(8,854)
Balance, end of periods	(88,216)	(70,149)	(88,216)	(70,149)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning and end of periods	(43)	(43)	(43)	(43)
TOTAL STOCKHOLDERS’ EQUITY	$(1,854)	$7,985	$(1,854)	$7,985

The accompanying notes are an integral part of these condensed consolidated financial statements

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30, 2022	June 30, 2021
Operating Activities:
Net loss	$(8,119)	$(8,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	616	217
Bad debt expense	–	26
Stock-based compensation	876	1,010
Noncash lease costs	150	121
Amortization of debt issuance costs	133	–
Accretion of interest on notes payable	306	–
Gain on extinguishment of debt	–	(635)
Gain on lease termination	(420)	–
Changes in operating assets and liabilities:
Accounts receivable	(255)	(461)
Prepaid expenses and other assets	(425)	(96)
Accounts payable and accrued expenses	141	1,150
Operating lease liabilities	(882)	(45)
Deferred revenue	754	993
Net cash used in operating activities	(7,125)	(6,574)

Investing Activities:
Capitalization of software development	(350)	–
Purchases of property and equipment	(126)	(806)
Purchases of intangible assets – domain name	–	(85)
Net cash used in investing activities	(476)	(891)

Financing Activities:
Proceeds from notes payable, net of issuance costs	9,290	–
Proceeds from stock options exercised	66	168
Proceeds from public stock offering net of fees	1,204	–
Reduction of finance lease liability	(41)	(70)
Net cash provided by financing activities	10,519	98

Net increase (decrease) in cash and cash equivalents	2,918	(7,367)
Cash and cash equivalents at beginning of period	4,100	16,704
Cash and cash equivalents at end of period	$7,018	$9,337

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Cash paid for interest	$–	$3

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Common stock issued for lease termination	$200	$–
Assets acquired under a right of use (“ROU”) operating lease	$–	$31
Assets acquired under a ROU finance lease	$–	$213

The accompanying notes are an integral part of these condensed consolidated financial statements

INTRUSION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

TraceCop (“TraceCop™”) and Savant (“Savant™”) are registered trademarks of Intrusion Inc. We have applied for trademark protection for our new INTRUSION Shield cybersecurity solution.

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

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to the condensed consolidated financial statements when the fair value is different from the carrying value of these financial instruments. The estimated fair value of accounts receivable, accounts payable and accrued expenses approximate their carrying amounts due to the relatively short maturity of these instruments. Financing leases and notes payable approximate fair value as they bear market rates of interest. None of these instruments are held for trading purposes.

As of June 30, 2022, we had cash and cash equivalents of $7.0 million, compared to $4.1 million as of December 31, 2021. We generated a net loss of $8.1 million for the six-months ended June 30, 2022, compared to a net loss of $8.9 million for the six-months ended June 30, 2021. Under our at-the-market offering, since January 1, 2022, we have received proceeds of $1.2 million net of fees from the sale of our common stock related to this program. On March 10, 2022, we entered into a debt securities agreement that provides $10.0 million in funds through two separate fundings throughout 2022 and have received $9.3 million in net proceeds under this agreement through June 30, 2022. We will continue to streamline our sales and marketing departments to better align expenses with revenue and build the customer base for our new INTRUSION Shield product. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

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

During the three and six month periods ended June 30, 2022, the Company granted 131,580 new Restricted Stock Awards (RSAs) under the 2021 Omnibus Incentive Plan, compared to 27,540 similar awards in the same periods in 2021. The Company recognized $0.1 million of compensation expense related to its RSAs during the three month periods ended June 30, 2022, and 2021, respectively. The Company recognized $0.3 million and $0.1 million in compensation expense related to its RSAs during the six month periods ended June 30, 2022, and 2021, respectively. As of June 30, 2022, there was $0.5 million unrecognized compensation cost related to unvested RSAs compared to $0.3 million of unrecognized compensation cost related to unvested RSAs as of June 30, 2021.

During the three months ended March 31, 2022, the Company granted 167,500 stock options under its 2015 Stock Incentive Plan (“2015 Plan”). The Company granted no options under the 2015 Plan during the three months ended June 30, 2022, or the three and six month periods ended June 30, 2021. The Company issued no options under its 2005 Stock Incentive Plan (the “2005 Plan”) during the three and six month periods ended June 30, 2022, and 2021, respectively. During the three and six month periods ended June 30, 2022, the Company issued no options under the 2021 Omnibus Incentive Plan compared to 480,000 options granted under this plan during the three and six month periods ended June 30, 2021.

During the six months ended June 30, 2022, 96,500 stock options were exercised under the 2005 and 2015 Plans compared to 203,227 stock options were exercised in the six months ended June 30, 2021. During the three months ended June 30, 2022 and 2021, 5,000 and 6,000 stock options were exercised under the 2005 and 2015 Plans, respectively.

The following table summarizes the activities for the Company’s stock options for the six months ended June 30, 2022:

	June 30, 2022
	Number of Options	Weighted-Average Exercise Price
Outstanding at beginning of year	617,273	$6.47
Granted	167,500	3.64
Exercised	(96,000)	0.68
Forfeited	(123,334)	7.50
Expired	(4,334)	9.26
Outstanding at June 30, 2022	561,105	$6.23
Options exercisable at June 30, 2022	293,270	$4.73

The Company recognized compensation expense related to its stock option awards of $0.4 million and $0.6 million, for the three and six month periods ended June 30, 2022, compared to $0.8 million and $1.0 million for the three and six month periods ended June 30, 2021. As of June 30, 2022, the total unrecognized compensation cost related to non-vested options not yet recognized in the condensed consolidated statement of operations totaled $0.8 million compared to a $5.1 million in the same period ending 2021.

Valuation Assumptions

The fair values of employee option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	For Three Months Ended June 30, 2022	For Three Months Ended June 30, 2021	For Six Months Ended June 30, 2022	For Six Months Ended June 30, 2021

Weighted average grant date fair value	$–	$8.33	$3.34	$8.99
Weighted average assumptions used:
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.0%	0.81%	0.88%	0.80%
Expected volatility	0.0%	83.00%	133.0%	81.81%
Expected life (in years)	–	5.0	6.6	5.0

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

The contracts provide for no other services, and our customers have no rebates or return rights, nor are any such rights anticipated to be offered as part of this service.

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

Our accounts receivable represents unconditional contract billings for sales per contracts with customers and are classified as current. As of June 30, 2022, and December 31, 2021, we had accounts receivable balances of $1.3 million and $1.0 million, respectively. We did not recognize an allowance for doubtful accounts at June 30, 2022 or December 31, 2021.

We classify our contract assets as receivables because we generally have an unconditional right to payment for our sales or services performed at the end of the reporting period. As a result, we had no material contract assets as of June 30, 2022, and December 31, 2021.

Contract liabilities consist of cash payments in advance of the Company satisfying performance obligations and recognizing revenue. The Company currently classifies contract liabilities as deferred revenue.

The following table presents changes in the Company’s contract liability during the six months ended June 30, 2022, and the year ended December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Balance at beginning of period	$560	$177
Additions	1,559	1,953
Revenue recognized	(805)	(1,570)
Balance at end of period	$1,314	$560

5.	Capitalized Software Development

Certain development costs related to the Company’s products during the application development stage are capitalized. Costs incurred in the preliminary stages of development are analogous to research and development activities and are expensed as incurred. The preliminary stage includes such activities as conceptual formulation of alternatives, evaluation of alternatives, determination of existence of needed technology, and final selection of alternatives. Once the application development stage is reached, internal and external costs are capitalized until the software is substantially complete and ready for its intended use. Capitalized costs are recorded as part of property and equipment, net. Capitalized internal use software is amortized on a straight line basis over its estimated useful life, which is generally three years, and is recorded as cost of revenue in the Condensed Consolidated Statement of Operations.

6.	Net Loss Per Share

We report two separate net loss per share numbers, basic and diluted. Basic net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period. Our common stock equivalents include all common stock issuable upon exercise of outstanding options and vesting of restricted stock awards. The aggregate number of common stock equivalents excluded from the diluted loss per share calculation for the three months ended June 30, 2022, and 2021 totaled 611,473 and 1,091,927, respectively. The aggregate number of common stock equivalents excluded from the diluted loss per share calculation for the six months ended June 30, 2022, and 2021 totaled 628,550 and 1,009,278, respectively. Since the Company is in a net loss position for the three and six month periods ended June 30, 2022, and 2021, basic and dilutive net loss per share is the same.

7.	Concentrations

Our operations are concentrated in one area—security software/entity identification. Sales to the U.S. Government through direct and indirect channels for the three and six month periods ended June 30, 2022, totaled $1.4 million and $2.7 million, or 65.7% and 68.8% of revenues compared to $1.3 million and $2.6 million, or 64.4% and 69.0% of revenues, for the same periods in 2021. During the three and six month periods ended June 30, 2022, 61.6% and 65.2% of total revenues were attributable to three government customers when compared to 64.4% and 66.2% of total revenue in the same periods of 2021. There were two individual commercial customers in the three and six month periods ended June 30, 2022, attributable for 30.5% and 26.3% of total revenue compared to 23.1% and 21.5% of total revenue to one individual commercial customer for the same periods in 2021. Our similar product and service offerings are not viewed as individual segments, as our management analyzes the business as a whole and expenses are not allocated to each product offering.

8.	Commitments and Contingencies

The Company is periodically involved in claims asserted in the normal course of its business. We believe these actions are routine and incidental to the business. While the outcome of these actions cannot be predicted with certainty, we do not believe that any will have a material adverse impact on our business.

Class Action Litigation

On April 16, 2021, a purported class action lawsuit was filed in the United States District Court, Eastern District of Texas, Sherman Division, captioned Celeste v. Intrusion Inc. et al., Case No. 4:21-cv-00307 (E.D. Tex.) against the Company, the Company’s now-former chief financial officer, and now-former chief executive officer alleging, among other things, that the defendants made false and/or misleading statements or omissions about the Company’s business, operations, and prospects in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act. The Celeste lawsuit claims compensatory damages and legal fees.

On May 14, 2021, a related purported class action lawsuit was filed in the United States District Court, Eastern District of Texas, Sherman Division, captioned Neely v. Intrusion Inc., et al., Case No. 4:12-cv-00374 (E.D. Tex.) against the Company, the Company’s now-former chief financial officer, and now-former chief executive officer. The Neely lawsuit alleges the same violations under the federal securities laws as those alleged in the Celeste lawsuit. The Neely lawsuit also seeks compensatory damages and legal fees.

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

The parties to the consolidated action held a mediation on April 5, 2022, at the conclusion of which the parties executed a settlement term sheet setting forth the material terms associated with the resolution of the action. A motion for preliminary approval of the settlement and accompanying documents were submitted to the Court on June 24, 2022. That motion remains pending with the Court. The finality of the settlement is subject to certain terms and conditions and is also subject to preliminary and final Court approval.

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

Lease Abandonment

On February 16, 2021, Intrusion Inc. instituted legal proceedings in the District Court of Dallas County, Texas, 14th Judicial District against Purple Plaza LLC, the landlord for the facilities we previously occupied in Richardson, Texas. This lawsuit claimed damages for breach of contract for, among other things, failure to maintain and repair the leased facilities and to provide adequate heating, air conditioning and ventilation on the premises, resulting in a constructive eviction. Intrusion sought damages in excess of $1.0 million together with a declaratory judgment that any of Intrusion’s remaining obligations under the lease had been terminated. Purple Plaza, LLC answered by filing a general denial, and added a counterclaim seeking alleged past due rent in the amount of $0.2 million and future rent allegedly exceeding $2.0 million. On May 31, 2022, all claims and counterclaims were dismissed pursuant to a confidential settlement agreement reached between the parties.

Stockholder Derivative Claim

On June 3, 2022, a verified stockholder derivative complaint was filed in U.S. District Court, District of Delaware by plaintiff Nathan Prawitt (the “Plaintiff Stockholder”) on behalf of Intrusion against certain of the Company’s current and former officers and directors, including Jack B. Blount, Michael L. Paxton, B. Franklin Byrd, P. Joe Head, Gary Davis, James F. Gero, Anthony Scott, Anthony J. LeVecchio, Katrinka B. McCallum, Jamie M. Schnur, and Gregory K. Wilson (the “Defendants”). Plaintiff alleges that Defendants through various actions breached their fiduciary duties, wasted corporate assets, and unjustly enriched Defendants by (a) incurring costs and expenses in connection with the ongoing SEC investigation, (b) incurring costs and expenses to defend the Company with respect to the consolidated class action, (c) settling class-wide liability with respect to the consolidated class action, as well as ancillary claims regarding sales of our common stock by certain of the Defendants. The Plaintiff is seeking unspecified damages from the Defendants on behalf of the Company, remedial actions and improvements in the Company’s corporate governance and internal control policies, restitution from certain Defendants for proceeds from sales of the Company’s common stock, and costs and expenses for various legal and investigative costs related to the SEC investigation and the consolidation class action settlement. While the Company is not a named defendant but a nominal plaintiff in the stockholder derivative claim, the Company will be providing the financial and other assistance for each of the Defendants that we are obligated to provide under our Articles of Incorporation, our Bylaws, as well as individual indemnifications agreements that are in effect between, the Company and each of the Defendants.

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

9.	Right-of-use Asset and Leasing Liabilities

The Company has operating and finance leases where it records the right-of-use assets and a related lease liability as required under ASC 842. The lease liabilities are determined by the net present value of total lease payments and amortized over the life of the lease. All obligations under the Company’s lease agreements are designed to terminate with the last scheduled payment. The Company’s leases are for the following types of assets:

•	Computer hardware and copy machines- The Company’s finance lease right-of-use assets consist of computer hardware and copy machines. These leases have a three-year life and are in various stages of completion.

•	Office space - The Company’s operating lease right-of-use assets include its rental agreements for its offices in Plano, TX, and a data service center in Allen, TX. The Plano offices operating lease liability was modified in 2021, to add an additional floor of office space and terminate the prior lease. The modified lease has a life of one year and three months as of June 30, 2022. The data service center operating lease liability has a life of three years and four months as of June 30, 2022.

Additional qualitative and quantitative disclosures regarding the Company's leasing arrangements are also required. The Company adopted ASC 842 prospectively and elected the package of transition practical expedients that does not require reassessment of: (1) whether any existing or expired contracts are or contain leases, (2) lease classification and (3) initial direct costs. In addition, the Company has elected other available practical expedients to combine lease and non-lease components, which consist principally of common area maintenance charges, for all classes of underlying assets and to exclude leases with an initial term of 12 months or less.

As the implicit rate is not readily determinable for the Company's lease agreements, the Company uses an estimated incremental borrowing rate to determine the initial present value of lease payments. This discount rate for the lease approximates Silicon Valley Bank's prime rate.

Supplemental cash flow information includes operating cash flows related to operating leases. For the three and six month periods ended June 30, 2022, the Company had $0.1 million and $0.2 million respectively, in lease payments related to operating leases. For the three and six month periods ended June 30, 2021, the Company had $0.1 million and $0.1 million respectively, in lease payments related to operating leases.

On June 30, 2022, and December 31, 2021, the weighted average remaining lease term for the Company's operating leases was 2.56 and 3.61 years, respectively. On June 30, 2022, and December 31, 2021, the weighted average remaining lease term for the Company's finance leases was 1.21 and 1.71 years, respectively.

Schedule of Items Appearing on the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating expense:
Amortization expense – Finance ROU	$166	$23	$332	$33
Lease expense – Operating ROU	$91	$92	$186	$181
Other expense:
Interest expense – Finance ROU	$15	$1	$22	$1

Future minimum lease obligations consisted of the following as of June 30, 2022 (in thousands):

	Operating	Finance
Period ending December 31,	ROU Leases	ROU Leases	Total
2022	$175	$631	$806
2023	308	663	971
2024	147	6	153
2025	80	1	81
	$710	$1,301	$2,011
Less Interest*	(27)	(25)
	$683	$1,276

*	Interest is imputed for operating ROU leases and classified as lease expense and is included in operating expenses in the accompanying Condensed Consolidated Statement of Operations.

10.	Notes Payable

On March 10, 2022, Intrusion Inc. entered into an unsecured loan agreement with Streeterville Capital, LLC whereby the Company can draw up to $10,000,000 in two separate tranches of $5.0 million through our issuance of two separate promissory notes of $5.4 million each, with an initial interest rate of 7%, subject to some increases in the case of, among other things, an event of default. On March 10, 2022, we received $4.6 million in net funds from the first tranche (First Note) pursuant to a promissory note executed contemporaneously with the execution of the loan agreement. On June 29, 2022, we received an additional $4.7 million in net funds from the second tranche (Second Note) pursuant to a promissory note executed contemporaneously with the execution of the loan agreement. Each note has an 18-month maturity, may be prepaid subject to varying prepayment premiums, and may be redeemed at any time after six months into the term of such note in amounts up to $0.5 million per calendar month upon the noteholder’s election. The Company has the option, in its sole discretion, to satisfy any redemption demands in cash or shares of its common stock that will be issued in an amount equal to the dollar amount of the redemption demand divided by the number that represents 85% of the average of the two lowest daily volume weighted average prices of common stock over a fifteen-day trailing period. This option to settle in shares at an 15% discount is deemed a beneficial conversion feature (“BCF”).

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

The Company evaluated both the First and Second Note in accordance with ASC 480 “Distinguishing Liabilities from Equity” because the promissory note (1) embodies an unconditional obligation, (2) may require the Company to settle the unconditional obligation by issuing a variable number of its common shares, and (3) is based solely on a fixed monetary amount known at inception.

The lender does not benefit if the fair value of the Company’s Common Stock increases and does not bear the risk that the fair value of the Company’s Common Stock might decrease. In accordance with ASC 480, the promissory notes will be recorded as stock settled debt on the note issue date and the company will record interest expense over the term of the promissory note, using the interest method from ASC 835-30, to accrete the carrying amount of the promissory note up to the redemption common stock settlement amount.

On March 10, 2022, the Company recorded debt issue costs of $0.7 million as an offset to the promissory note to be amortized over the 18-month term associated with the First Note. On June 29, 2022, the Company recorded debt issue costs of $0.7 million as an offset to the promissory note to be amortized over the 18-month term associated with the Second Note. As of June 30, 2022, the balance of unamortized debt issuance costs was $1.3 million. For the six month period ended June 30, 2022, the Company recorded $0.1 million for amortization of the debt discounts, related to both notes, to interest expense in the accompanying Condensed Consolidated Statement of Operations. The effective interest rate of the notes payable including amortization of the debt issuance costs and accretion of BCF is 38.7%.

For the three and six month periods ended June 30, 2022, the Company recorded $0.5 and $0.6 million respectively, of interest expense in the accompanying Condensed Consolidated Statement of Operations. The interest recorded associated with the unsecured promissory note increases the associated note payable on the accompanying Condensed Consolidated Balance Sheet.

11.	Subsequent Event

Under our at-the market offering, since July 1, 2022, we have received proceeds of $0.7 million net of fees from the sale of our common stock related to the program.  On March 28, 2022, as a result of limitations under General Instruction I.B.6 of Form S-3, and in agreement in terms of the sales agreement, the Company revised the aggregate offering price of shares of common stock to $10.0 million, which does not include issued shares having aggregate sales price of $6.9 million, through Prospectus Supplement filing with the SEC. On July 12, 2022, Intrusion’s stock traded at $4.33 per share, which caused the Company’s public float to exceed $75 million. As a result, the limitations under General Instruction I.B.6 of Form S-3 were no longer applicable and the Company revised the aggregate offering price of shares of common stock to the original $50.0 million through a Prospectus Supplement filing with the SEC. As of June 30, 2022, the Company received proceeds of $1.2 million net of fees from the sale of common stock related to this program.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q, including, without limitation, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our financial position; our ability to continue our business as a going concern; our business, sales, and marketing strategies and plans; our ability to successfully market, sell, and deliver our INTRUSION Shield commercial product and solutions to an expanding customer base; are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, such statements.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that such information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

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

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue	32.4%	37.4%	33.9%	35.6%

Gross profit	67.6%	62.6%	66.1%	64.4%

Operating expenses:
Sales and marketing	88.3%	186.4%	84.0%	166.3%
Research and development	72.2%	78.1%	80.6%	78.7%
General and administrative	99.6%	86.4%	105.5%	70.0%

Operating loss	-192.5%	-288.3%	-204.1%	-250.6%

Interest and other income	0.0%	3.4%	0.1%	1.8%
Interest expense	-25.5%	-0.1%	-15.3%	-0.1%
Gain on the extinguishment of debt	–	32.4%	–	16.6%
Gain on lease termination	20.4%	–	10.8%	–

Net loss	-197.5%	-252.6%	-208.5%	-232.3%

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Domestic revenues	100.0%	100.0%	100.0%	100.0%
Export revenues	–	–	–	–
Net revenues	100.0%	100.0%	100.0%	100.0%

Revenues. Revenue for the three and six month periods ended June 30, 2022, was $2.1 million and $3.9 million compared to $2.0 million and $3.8 million for the same periods in 2021. Revenue from our consulting business was $1.7 million and $3.3 million for the three and six month periods ended June 30, 2022, compared to $1.7 million and $3.5 million for same periods in 2021. INTRUSION Shield revenues were $0.4 million and $0.6 million for the three and six month periods ended June 30, 2022, compared to $0.1 million for the three and six month periods ended June 30, 2021.

Concentration of Revenues. For the three and six month periods ended and June 30, 2022, revenues from sales to various U.S. government entities totaled $1.4 million and $2.7 million, or 65.7% and 68.8% of revenues compared to $1.3 million and $2.6 million, or 64.4% and 69.0% of revenues, for the same periods in 2021. Although we expect our concentration of revenues to vary among customers in future periods depending upon the timing of certain sales, we anticipate that sales to government customers will continue to account for a significant portion of our revenues in future periods. Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including, without limitation, potential disruption to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience. Although we do not anticipate that any of our revenues with government customers will be renegotiated, any cancelled or renegotiated government orders could have a material adverse effect on our financial results. Currently, we are not aware of any proposed cancellation or renegotiation of any of our existing arrangements with government entities and, historically, cancellations or renegotiated orders by government entities have not resulted in a material adverse effect on our business. There were two individual commercial customers in the three and six month periods ended June 30, 2022, attributable for 30.5% and 26.3% of total revenue compared to 23.1% and 21.5% of total revenue to one individual commercial customer for the same periods in 2021. The Company’s similar product and service offerings are not viewed as individual segments, as its management analyzes the business as a whole and expenses are not allocated to each product offering.

Gross Profit. Gross profit was $1.4 million and $2.6 million or 67.6% and 66.1% of revenues for the three and six month periods ended June 30, 2022, compared to $1.2 million and $2.5 million or 62.6% and 64.4% of revenues three and six month periods ended June 30, 2021. Gross profit as a percentage of revenues is impacted by several factors, including shifts in product mix, changes in channel of distributions, revenue volume, pricing strategies, and fluctuations in revenues of integrated third-party products.

Sales and Marketing. Sales and marketing expenses were $1.8 million and $3.3 million or 88.3% and 84.0% of revenues for the three and six month periods ended June 30, 2022, compared to $3.7 million and $6.3 million or 78.1% and 166.4% of revenues for the three and six month periods in 2021. The anticipated revenues from our INTRUSION Shield product have been slower than originally expected and as a result we have made certain cost reduction measures such as staff reductions and lower attendance at trade events. We continue practicing certain cost saving measures implemented in 2021, such as a reduction in force as well as negotiations with certain contractors and vendors to appropriately align our expenses with our revenue trends.

Research and Development. For the three and six month periods ended June 30, 2022, research and development expenses were $1.5 million and $3.1 million or 72.2% and 80.6% of revenues compared to $1.5 and $3.0 million or 186.4% and 78.7% of revenues for the three and six month period ended June 30, 2021. During the quarter ended June 30, 2022, the Company began capitalization of internally developed software development and enhancements. Research and development costs associated with preliminary stages of development are expensed in the period in which they are incurred. Research and development expenses may vary in the future, mainly dependent on levels of research and development labor expense charged to direct labor.

General and Administrative. General and administrative expenses were $2.0 million and $4.1 million or 99.6% and 105.5% of revenues for the three and six month periods ended June 30, 2022, compared to $1.7 million and $2.7 million or 86.4% and 70.0% of revenues for the three and six month periods ended June 30, 2021. The increase in general and administrative expenses is primarily due to legal costs increased by $0.8 million related to ongoing lawsuits and consulting fees increased by $0.4 million during for the six months ended June 30, 2022, when compared to the same periods in 2021. Both the increases in legal costs and consulting fees are considered non-recurring costs.

Interest Expense. For the three and six month periods ended June 30, 2022, interest expense increased to $0.5 million and $0.6 million or 25.5% and 15.3% of revenues compared to negligible amounts for the same periods in 2021. Our interest expense consists primarily of interest related to the Streeterville notes payable entered into in March of 2022 and related debt issuance cost amortization as well as interest expense from finance leases. Interest expense will vary in the future based on our cash flow and borrowing needs.

Interest and other Income. Interest and other income were negligible for the three and six month periods ended June 30, 2022 compared to $0.1 million and $0.1 million interest and other income for the three and six month periods ended June 30, 2021.

Gain on Extinguishment of Lease and Debt. Gain on extinguishment of lease was $0.4 million and $0.4 million for the three and six month periods ended June 30, 2022, relating to the settlement of our lease abandonment lawsuit, compared to $0.6 and $0.6 million gain on extinguishment of debt for the three and six month periods ended June 30, 2021. The gain on extinguishment of debt in 2021 was due to the forgiveness of our SBA PPP loan principal and accrued interest in April 2021.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2022, we had cash and cash equivalents of $7.0 million, up from $4.1 million as of December 31, 2021, and working capital of ($1.4) million compared to $2.1 million as of December 31, 2021. Our primary source of cash for funding operations and growth has been through cash flows from $9.3 million in net proceeds received from the issuance of notes payable and $1.2 million in net proceeds received from our at-the-market program in 2022. If our operations do not generate positive cash flows in the upcoming year, or if we are not able to obtain additional debt or equity financings on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs, or even continue our operations.

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

On March 28, 2022, as a result of limitations under General Instruction I.B.6 of Form S-3, and in agreement in the terms of the sales agreement, the Company revised the aggregate offering price of shares of common stock to $10.0 million, which does not include issued shares having aggregate sales price of $6.9 million, through the Prospectus Supplement filing with the SEC. On July 12, 2022, Intrusion’s stock traded at $4.33 per share, which caused the Company’s public float to exceed $75 million. As a result, the limitations under General Instruction I.B.6 of Form S-3 were no longer applicable and the Company revised the aggregate offering price of shares of common stock to the original $50.0 million through a Prospectus Supplement filing with the SEC. As of June 30, 2022, the Company had received proceeds of $1.2 million net of fees from the sale of common stock related to this program.

2022 Notes Issuance.

We entered into a securities purchase agreement (the “SPA”) with Streeterville Capital, LLC (the “Investor”) on March 10, 2022, pursuant to which, among other things, the Investor (i) purchased an unsecured promissory note (“First Note”) in the aggregate principal amount totaling $5.4 million in exchange for $5.0 million less certain expenses and (ii) agreed to purchase another unsecured promissory note at the Company’s election (“Second Note” and, together with First Note, the “Notes”) in aggregate principal amount totaling $5.4 million in exchange for $5.0 million, with the Company’s election being subject to the Company satisfying, among others, the following conditions within six months of the issuance of the First Note: (A) obtaining stockholder approval for the issuance of shares of the Company’s common stock (“Common Stock”) in excess of 19.99% of the outstanding shares of Common Stock in connection with the potential redemption of the Notes (as described below) and (B) there being no Trigger Event (as defined in the Notes) under the First Note. The Company received stockholder approval of this matter at the annual meeting held on May 24, 2022. On June 29, 2022, we received the funding from the Second Note. In total, the Company received $9.3 million in net proceeds in connection with the issuance of the two Notes and intends to use the proceeds from such issuance for general corporate purposes.

Condensed Consolidated Statements of Cash Flows

Our cash flows for the six months ended June 30, 2022 and 2021 were:

	Six Months Ended
	June 30, 2022	June 30, 2021
Net cash used in operating activities	$(7,125)	$(6,574)
Net cash used in investing activities	(476)	(891)
Net cash provided by financing activities	10,519	98
Change in cash and cash equivalents	$(2,918)	$(7,367)

Operating Activities

For the six months ended June 30, 2022, net cash used in operating activities was $7.1 million, as a result of net loss of $8.1 million, adjusted for non-cash charges of $1.7 million and net cash outflow of $0.7 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $0.6 million in depreciation and amortization, $0.9 million in stock-based compensation, and $0.3 million in amortization of debt issuance costs and related accrued interest offset by $0.4 million in gain on extinguishment of debt. Net cash used in operations for the six months ended June 30, 2021, was $6.6 million primarily as a result of net loss of $8.9 million, adjusted for non-cash charges of $0.7 million and net cash inflow of $1.6 million from changes in operating assets and liabilities.

Investing Activities

For the six months ended June 30, 2022, net cash used in investing activities was $0.5 million, which was primarily the result the capitalization of software development and additions to property and equipment of hardware utilized to administer our INTRUSION Shield products.  Net cash used by investing activities, for the six months ended June 30, 2021, was $0.9 million primarily because of additions to property and equipment and intangible assets – domain name (“www.Cyberwarfare.com”).

Financing Activities

For the six months ended June 30, 2022, net cash generated in financing activities was $10.5 million primarily related to $9.3 million in net proceeds from the issuance of the two promissory notes under a securities purchase agreement we entered into with Streeterville Capital, LLC and at-the-market program public offerings of $1.2 million. For the six months ended June 30, 2021, net cash provided by financing activities was $0.1 million, which was primarily the result of proceeds from exercise of stock options.

Critical Accounting Policies and Use of Estimates

Our condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

During the quarter ended June 30, 2022, the Company began capitalization of internally developed software due to implementing the Agile software development methodology which allowed the Company to accurately track and record costs associated with new software development and enhancements.

Certain development costs related to the Company’s products during the application development stage are capitalized. Costs incurred in the preliminary stages of development are analogous to research and development activities and are expensed as incurred. The preliminary stage includes such activities as conceptual formulation of alternatives, evaluation of alternatives, determination of existence of needed technology, and final selection of alternatives. Once the application development stage is reached, internal and external costs are capitalized until the software is substantially complete and ready for its intended use. Capitalized costs are recorded as part of property and equipment. Capitalized internal use software is amortized on a straight line basis over its estimated useful life, which is generally three years, and is recorded as cost of revenue in the Condensed Consolidated Statement of Operations.

We believe the critical accounting policies and estimates discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report of Form 10-K for the year ended December 31, 2021, filed with the SEC on March 18, 2022, pursuant to Rule 424(b) under the Securities Act, reflect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. There have been no other significant changes to our critical accounting policies and estimates as filed in such report.

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

As of June 30, 2022, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that the disclosure controls and procedures were effective.

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Class Action Litigation

On April 16, 2021, a purported class action lawsuit was filed in the United States District Court, Eastern District of Texas, Sherman Division, captioned Celeste v. Intrusion Inc. et al., Case No. 4:21-cv-00307 (E.D. Tex.) against the Company, the Company’s now-former chief financial officer, and now-former chief executive officer alleging, among other things, that the defendants made false and/or misleading statements or omissions about the Company’s business, operations, and prospects in violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act. The Celeste lawsuit claims compensatory damages and legal fees.

On May 14, 2021, a related purported class action lawsuit was filed in the United States District Court, Eastern District of Texas, Sherman Division, captioned Neely v. Intrusion Inc., et al., Case No. 4:12-cv-00374 (E.D. Tex.) against the Company, the Company’s now-former chief financial officer, and now-former chief executive officer. The Neely lawsuit alleges the same violations under the federal securities laws as those alleged in the Celeste lawsuit. The Neely lawsuit also seeks compensatory damages and legal fees.

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

The parties to the consolidated action held a mediation on April 5, 2022, at the conclusion of which the parties executed a settlement term sheet setting forth the material terms associated with the resolution of the action. A motion for preliminary approval of the settlement and accompanying documents were submitted to the Court on June 24, 2022. That motion remains pending with the Court. The finality of the settlement is subject to certain terms and conditions and is also subject to preliminary and final Court approval.

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

Lease Abandonment

On February 16, 2021, Intrusion Inc. instituted legal proceedings in the District Court of Dallas County, Texas, 14th Judicial District against Purple Plaza LLC, the landlord for the facilities we previously occupied in Richardson, Texas. This lawsuit claimed damages for breach of contract for, among other things, failure to maintain and repair the leased facilities and to provide adequate heating, air conditioning and ventilation on the premises, resulting in a constructive eviction. Intrusion sought damages in excess of $1.0 million together with a declaratory judgment that any of Intrusion’s remaining obligations under the lease had been terminated. Purple Plaza, LLC answered by filing a general denial, and added a counterclaim seeking alleged past due rent in the amount of $0.2 million and future rent allegedly exceeding $2.0 million. On May 31, 2022, all claims and counterclaims were dismissed pursuant to a confidential settlement agreement reached between the parties.

Stockholder Derivative Claim

On June 3, 2022, a verified stockholder derivative complaint was filed in U.S. District Court, District of Delaware by plaintiff Nathan Prawitt (the “Plaintiff Stockholder”) on behalf of Intrusion against certain of the Company’s current and former officers and directors, including Jack B. Blount, Michael L. Paxton, B. Franklin Byrd, P. Joe Head, Gary Davis, James F. Gero, Anthony Scott, Anthony J. LeVecchio, Katrinka B. McCallum, Jamie M. Schnur, and Gregory K. Wilson (the “Defendants”). Plaintiff alleges that Defendants through various actions breached their fiduciary duties, wasted corporate assets, and unjustly enriched Defendants by (a) incurring costs and expenses in connection with the ongoing SEC investigation, (b) incurring costs and expenses to defend the Company with respect to the consolidated class action, (c) settling class-wide liability with respect to the consolidated class action, as well as ancillary claims regarding sales of our common stock by certain of the Defendants. The Plaintiff is seeking unspecified damages from the Defendants on behalf of the Company, remedial actions and improvements in the Company’s corporate governance and internal control policies, restitution from certain Defendants for proceeds from sales of the Company’s common stock, and costs and expenses for various legal and investigative costs related to the SEC investigation and the consolidation class action settlement. While the Company is not a named defendant but a nominal plaintiff in the stockholder derivative claim, the Company will be providing financial and other assistance for each of the Defendants that we are obligated to provide under our Articles of Incorporation, our Bylaws, and the individual indemnification agreements that are in effect between the Company and each of the Defendants.

Item 1A. RISK FACTORS

Factors That May Affect Future Results of Operations

We are providing the following information regarding changes that have occurred to previously disclosed risk factors from our Annual Report on Form 10-K for the year ended December 31, 2021. In addition to the other information set forth below and elsewhere in this report, you should consider the factors discussed under the heading “Risk Factors” in our Form 10-Q for the quarter ended March 31, 2022, filed on May 13, 2022. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We may not be able to implement its current business plan unless we are able to raise additional funds through additional public or private financings.

As of June 30, 2022, we had cash and cash equivalents of $7.0 million, up from $4.1 million as of December 31, 2021, and working capital of ($1.4) million compared to $2.1 million as of December 31, 2021. Our primary source of cash for funding operations and growth has come from $9.3 million in net proceeds received from issuance of a note payable and $1.2 million in net proceeds received from our at-the-market program in 2022. If our operations do not generate positive cash flows in the upcoming year, or if we are not able to obtain additional debt or equity financings on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs, or even continue our operations.

We must increase revenue levels in order to finance our current operations and to implement our business strategies.

For the three and six month periods ended June 30, 2022, we had a net loss of $4.1 million and $8.1 million, respectively, and had an accumulated deficit of approximately $88.2 million as of June 30, 2022, compared to net losses of $5.0 million and $8.9 million for the three and six month periods ended June 30, 2021, respectively, and an accumulated deficit of approximately $70.1 million as of June 30, 2021. We need to increase current revenue levels from the sales of our solutions if we are to regain profitability. If we are unable to increase our revenue levels, losses could continue for the near term and possibly longer, and we may not achieve profitability or generate positive cash flow from operations in the future.

Most of our current revenues are generated from one family of solutions with a limited number of customers, and the decrease of revenue from sales of this family of solutions could materially harm our business and prospects. Timeliness of orders from customers may cause volatility in growth.

Revenue from our consulting business was $1.7 million and $3.3 million for the three and six month periods ended June 30, 2022, compared to $1.7 million and $3.5 million for same periods in 2021. INTRUSION Shield revenues were $0.4 million and $0.6 million for the three and six month periods ended June 30, 2022, compared to $0.1 million for the three and six month periods ended June 30, 2021. While we anticipate the continued introduction of our new INTRUSION Shield solution will reduce our dependence on this single solution, we can offer no assurances as such, and in the absence of a shift in solution mix, we may continue to face risks in the event that sales of this key solution to these limited customers were to decrease.

Item 2. UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS

On May 24, 2022, the Company issued 75,188 shares of its common stock pursuant to a transaction that qualified under section 4(2) as a transaction exempt from the registration requirements of the Securities Act of 1933, as amended. These shares were issued to Purple Plaza, LLC, as partial consideration for a confidential settlement agreement between the Company and Purple Plaza.

Item 6.   EXHIBITS

The following Exhibits are filed with this report form 10-Q:

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 15, 2010)
3.2	Corporate Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-K filed on March 21, 2001)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRUSION INC.

Date: August 4, 2022	/s/ Anthony Scott
Anthony Scott
Chief Executive Officer

Date: August 4, 2022	/s/ Kimberly Pinson
Kimberly Pinson
Chief Financial Officer, (Principal Financial & Accounting Officer)

27