Form 10-Q
period 2022-09-30
INTRUSION INC
filed 2022-11-14
CIK 736012

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on November 7, 2022, was 21,146,216.

INTRUSION INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	September 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$6,906	$4,100
Accounts receivable	916	1,034
Prepaid expenses and other assets	2,858	356
Total current assets	10,680	5,490
Noncurrent Assets:
Property and equipment:
Equipment	2,740	2,517
Capitalized software development	890	–
Furniture and fixtures	43	43
Leasehold improvements	67	67
Property, Plant and Equipment, gross	3,740	2,627
Accumulated depreciation and amortization	(1,994)	(1,567)
Property and equipment, net	1,746	1,060
Finance leases, right-of-use assets, net	1,211	1,709
Operating leases, right-of-use assets, net	581	808
Other assets	137	166
Total noncurrent assets	3,675	3,743
TOTAL ASSETS	$14,355	$9,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$1,156	$718
Accrued expenses	1,114	534
Finance lease liabilities, current portion	667	644
Operating lease liabilities, current portion	315	935
Notes payable, current portion	9,574	–
Deferred revenue	869	560
Total current liabilities	13,695	3,391

Noncurrent Liabilities:
Notes payable, noncurrent portion	844	–
Finance lease liabilities, noncurrent portion	67	673
Operating lease liabilities, noncurrent portion	290	1,250
Total noncurrent liabilities	1,201	1,923

Commitments and Contingencies - See Note 9	–	–

Stockholders’ Equity:
Preferred stock, $0.01 par value: Authorized shares – 5,000 Issued shares – 0 in 2022 and 2021	–	–
Common stock $0.01 par value: Authorized shares – 80,000; Issued shares – 20,883 in 2022 and 19,135 in 2021; Outstanding shares – 20,873 in 2022 and 19,125 in 2021	209	191
Common stock held in treasury, at cost – 10 shares	(362)	(362)
Additional paid-in capital	90,787	84,230
Accumulated deficit	(91,132)	(80,097)
Accumulated other comprehensive loss	(43)	(43)
Total stockholders’ equity	(541)	3,919
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,355	$9,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue	$2,192	$1,819	$6,085	$5,632
Cost of Revenue	995	939	2,814	2,795

Gross Profit	1,197	880	3,271	2,837

Operating Expenses:
Sales and marketing	1,711	3,533	4,485	9,376
Research and development	1,456	1,863	4,592	4,862
General and administrative	1,852	1,592	5,961	4,261

Operating Loss	(3,822)	(6,108)	(11,767)	(15,662)

Interest and Other Income	2,002	19	2,004	87
Interest Expense	(1,061)	(8)	(1,657)	(11)
Gain on Extinguishment of Debt	–	–	–	635
Gain/(Loss) on Lease Termination	(35)	–	385	–

Net loss	$(2,916)	$(6,097)	$(11,035)	$(14,951)
Net loss per share:
Basic	$(0.15)	$(0.34)	$(0.57)	$(0.85)
Diluted	$(0.15)	$(0.34)	$(0.57)	$(0.85)

Weighted average common shares outstanding:
Basic	19,826	17,909	19,433	17,692
Diluted	19,826	17,909	19,433	17,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
NUMBER OF COMMON SHARES—ISSUED
Balance, beginning of periods	19,745	17,631	19,135	17,428
Exercise of stock options	–	54	97	257
Issuance of shares from public stock offering	199	1,118	531	1,118
Issuance of shares from registered direct offering	939	–	939	–
Issuance of new restricted stock, net of current forfeitures	–	–	106	–
Issuance of shares to terminate operating lease	–	–	75	–
Balance, end of periods	20,883	18,803	20,883	18,803
COMMON STOCK
Balance, beginning of periods	$197	$176	$191	$174
Exercise of stock options	–	1	1	3
Public stock offerings proceeds	3	11	6	11
Registered direct proceeds	9	–	9	–
Issuance of stock to terminate operating lease	–	–	1	–
Issuance of new restricted stock, net of current forfeitures	–	–	1	–
Balance, end of periods	209	188	209	188
TREASURY SHARES
Balance, beginning and end of periods	(362)	(362)	(362)	(362)
ADDITIONAL PAID-IN-CAPITAL
Balance, beginning of periods	86,570	78,363	84,230	77,187
Stock-based compensation	229	62	1,106	1,072
Exercise of stock options	–	75	65	241
Public stock offerings proceeds, net of fees	685	4,740	1,885	4,740
Registered direct offering proceeds, net of fees	3,303	–	3,303	–
Issuance of common stock to terminate operating lease	–	–	199	–
Issuance of new restricted stock, net of current forfeitures	–	–	(1)	–
Balance, end of periods	90,787	83,240	90,787	83,240
ACCUMULATED DEFICIT
Balance, beginning of periods	(88,216)	(70,149)	(80,097)	(61,295)
Net loss	(2,916)	(6,097)	(11,035)	(14,951)
Balance, end of periods	(91,132)	(76,246)	(91,132)	(76,246)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning and end of periods	(43)	(43)	(43)	(43)
TOTAL STOCKHOLDERS’ EQUITY	$(541)	$6,777	$(541)	$6,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Operating Activities:
Net Loss	$(11,035)	$(14,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	925	466
Bad debt expense	–	26
Stock-based compensation	1,106	1,072
Non-cash lease costs	227	169
Amortization of debt issuance costs	590	–
Non-cash interest on notes payable	1,038	–
Employee retention credit	(2,000)	–
Gain on extinguishment of debt	–	(635)
Gain on termination/modification of lease	(385)	(17)
Changes in Operating Assets and Liabilities:
Accounts receivable	118	159
Prepaid expenses and other assets	(473)	(273)
Accounts payable and accrued expenses	1,018	646
Operating lease liabilities	(995)	(82)
Deferred revenue	309	645
Net cash used in operating activities	(9,557)	(12,775)

Investing Activities:
Capitalization of software development	(890)	–
Purchases of property and equipment	(223)	(1,048)
Proceeds from sale of equipment	–	1
Purchases of intangible assets – domain name	–	(85)
Net cash used in investing activities	(1,113)	(1,132)

Financing Activities:
Proceeds from notes payable, net of original issue discount	10,000	–
Payment of debt issue costs	(710)	–
Principal payment on notes payable	(500)	–
Proceeds from stock options exercised	66	244
Proceeds from public stock offering, net of fees	1,891	4,751
Proceeds from registered direct offering, net of fees	3,312	–
Reduction of finance lease liability	(583)	(639)
Net cash provided by financing activities	13,476	4,356

Net increase (decrease) in cash and cash equivalents	2,806	(9,551)
Cash and cash equivalents at beginning of period	4,100	16,704
Cash and cash equivalents at end of period	$6,906	$7,153

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Cash paid for interest	$30	$3

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Common stock issued for lease termination	$200	$–
Assets acquired under a right of use (“ROU”) operating lease	$–	$212
Assets acquired under a ROU finance lease	$–	$1,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

We develop, sell and support products that protect any-sized company or government organization by fusing advanced threat intelligence with real-time artificial intelligence to kill cyberattacks as they occur – including Zero-Days. We market and distribute our solutions through channel partners and value-added resellers. Our end-user customers include U.S. federal government entities, state and local government entities, and companies ranging in size from mid-market to large enterprises.

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

As of September 30, 2022, we had cash and cash equivalents of $6.9 million, compared to $4.1 million as of December 31, 2021. We generated a net loss of $11.0 million for the nine-months ended September 30, 2022, compared to a net loss of $15.0 million for the nine-months ended September 30, 2021. During 2022 we have received proceeds of $1.9 million net of fees from the sale of our common stock related to our at-the-market offering. On March 10, 2022, we entered into a debt securities agreement that provided $10.0 million in funds through two separate fundings. We have received $9.3 million in net proceeds under this agreement as of September 30, 2022. The Company can elect to make redemption payments on the Notes Payable with cash on hand or shares of common stock as discussed in Note 11 Notes Payable. Payment in common stock would result in dilution to existing stockholders. On September 12, 2022, we entered into a Securities Purchase Agreement with certain purchasers to issue and sell to the purchasers shares of common stock, each of which was coupled with a warrant to purchase one share of common stock, such offering is hereinafter referred to as our “registered direct offering”. As of September 30, 2022, the Company had received $4.0 million in proceeds from its registered direct offering. Subsequent to September 30, 2022, the Company received an additional $1.2 million in proceeds from delayed closings of its registered direct offering. If we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, our operations do not generate positive cash flow in the upcoming year, we may be unable to implement our business plan, fund our liquidity needs or continue our operations.

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

During the nine month periods ended September 30, 2022, the Company granted 131,580 Restricted Stock Awards (RSAs) under the 2021 Omnibus Incentive Plan, compared to 27,540 similar awards under the same plan for the same periods in 2021. The Company recognized compensation expense related to its RSAs of $0.2 million and $0.5 million for the three and nine months ended September 30, 2022, compared to $0.1 and $0.1 million of compensation expense for the same periods ended September 30, 2021. As of September 30, 2022, the total unrecognized compensation cost related to RSAs not yet recognized in the condensed consolidated statement of operations totaled $0.3 million compared to $0.2 million on September 30, 2021.

During the nine months ended September 30, 2022, the Company granted 233,500 stock options under its 2015 Stock Incentive Plan (“2015 Plan”) compared to 545,000 similar awards under the 2015 Stock Incentive Plan and the 2021 Omnibus Incentive Plan in the same period in 2021.

During the nine months ended September 30, 2022, 96,000 stock options were exercised under the 2005 and 2015 Plans compared to 256,727 stock options that were exercised in the nine months ended September 30, 2021.

The following table summarizes the activities for the Company’s stock options for the nine months ended September 30, 2022:

	September 30, 2022
	Number of Options	Weighted-Average Exercise Price
Outstanding at beginning of year	617,273	$6.47
Granted	233,500	3.71
Exercised	(96,000)	0.68
Forfeited	(150,834)	7.88
Expired	(22,666)	9.26
Outstanding at September 30, 2022	581,273	$6.23
Options exercisable at September 30, 2022	278,271	$4.25

The Company recognized compensation benefit expense related to its stock option awards of $0.1 million and compensation expense of $0.6 million, for the three and nine month periods ended September 30, 2022, compared to compensation benefit expense of $0.1 million and compensation expense of $0.9 million for the three and nine month periods ended September 30, 2021. As of September 30, 2022, the total unrecognized compensation cost related to non-vested options not yet recognized in the condensed consolidated statement of operations totaled $0.7 million compared to $2.3 million in the same period ending 2021.

Valuation Assumptions

The fair values of employee option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	For Three Months Ended September 30, 2022	For Three Months Ended September 30, 2021	For Nine Months Ended September 30, 2022	For Nine Months Ended September 30, 2021

Weighted average grant date fair value	$3.58	$–	$3.41	$8.99
Weighted average assumptions used:
Expected dividend yield	0.0%	–	0.0%	0.0%
Risk-free interest rate	2.81%	–	1.43%	0.80%
Expected volatility	132.2%	–	132.7%	81.81%
Expected life (in years)	6.9	–	6.7	5.0

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

4.	Registered Direct Offering

On September 12, 2022, we entered in a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers to issue and sell to the purchasers an aggregate of 1,378,677 shares of our common stock (the “Shares”) each of which was coupled with a warrant to purchase one share of common stock (the “Warrants”) at an aggregate offering price of $4.29 per share and warrant, such offering is hereinafter referred to as our “registered direct offering”. Each warrant has an exercise price of $5.22 per share of common stock, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions and is exercisable from the date of its issuance through September 14, 2027. The Company delivered 939,284 Shares and Warrants on or about September 14, 2022. Subsequent to September 30, 2022, the company issued an additional 273,309 Shares and related Warrants as a result of delayed closings. On November 10, 2022, the Company, reached an agreement with the sole remaining delayed basis investor in the registered direct offering to reduce the purchaser’s subscription by $0.7 million and, accordingly, reduce the Company’s obligation to issue securities. Following the final closing, the Company had received from its registered direct offering total aggregate proceeds of $5.2 million in exchange for the issuance of an aggregate of 1,212,593 shares of common stock and warrants to purchase 1,212,593 shares of common stock.

5.	Revenue Recognition

The Company generally recognizes product revenue upon shipment or after meeting certain performance obligations. These products can include hardware, software subscriptions and consulting services. Most of the Company’s sales are consulting services. The Company also offers software on a subscription basis subject to software as a service (“SaaS”). Warranty costs and sales returns have not been material.

The Company recognizes sales of its consulting services in accordance with FASB ASC Topic 606 whereby revenue from contracts with customers are recognized once the criteria under the five steps below have been met:

i)	identification of the contract with a customer;

ii)	identification of the performance obligations in the contract;

iii)	determination of the transaction price;

iv)	allocation of the transaction price to each separate performance obligations; and

v)	recognition of revenue upon satisfaction of a performance obligation.

Consulting services generally include reporting and are typically done monthly, and revenue is matched accordingly. Product sales may include maintenance and customer support allocated revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy using the relative selling price method. All product offering and service offering market values are readily determined based on current and prior stand-alone sales. The Company defers and recognizes maintenance, updates and support revenue over the term of the contract period, which is generally one year.

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

With the Company’s newest product, INTRUSION Shield, Intrusion began offering software on a subscription basis. INTRUSION Shield is a hosted arrangement subject to SaaS guidance under ASC 606. SaaS arrangements are accounted for as service obligations, not arrangements that transfer a license of intellectual property.

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

The Company satisfies its performance obligation when the INTRUSION Shield solution is available to detect and prevent unauthorized access to a client’s information networks. Revenue is recognized monthly over the term of the contract. The Company’s standard initial contract terms automatically renew unless notice is given 30 days before renewal. Upfront payment of fees is deferred and amortized into income over the period covered by the contract.

Our accounts receivable represents unconditional contract billings for sales per the Company’s contracts with customers and are classified as current assets. As of September 30, 2022, and December 31, 2021, we had accounts receivable balances of $0.9 million and $1.0 million, respectively. We did not recognize an allowance for doubtful accounts on September 30, 2022, or December 31, 2021.

We classify our contract assets as receivables because we generally have an unconditional right to payment for our sales or services performed at the end of the reporting period. As a result, we had no material contract assets as of September 30, 2022, and December 31, 2021.

Contract liabilities consist of cash payments in advance of the Company satisfying performance obligations and recognizing revenue. The Company currently classifies contract liabilities as deferred revenue.

The following table presents changes in the Company’s contract liability during the nine months ended September 30, 2022, and the year ended December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Balance at beginning of period	$560	$177
Additions	1,718	1,953
Revenue recognized	(1,409)	(1,570)
Balance at end of period	$869	$560

6.	Capitalized Software Development

Certain development costs related to the Company’s products during the application development stage are capitalized. Costs incurred in the preliminary stages of development are expensed as incurred. The preliminary stage includes such activities as conceptual formulation of alternatives, evaluation of alternatives, determination of existence of needed technology, and final selection of alternatives. Once the application development stage is reached, internal and external costs are capitalized until the software is substantially complete and ready for its intended use. Capitalized costs are recorded as part of property and equipment, net. Capitalized internal use software is amortized on a straight line basis over its estimated useful life, which is generally three years, and is recorded to operating expenses in the Condensed Consolidated Statement of Operations.

7.	Net Loss Per Share

We report two separate net loss per share numbers, basic and diluted. Because the Company is in a net loss position both basic and diluted net loss per share numbers is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period. Our common stock equivalents include all common stock issuable upon exercise of outstanding options and vesting of restricted stock awards. The aggregate number of common stock equivalents excluded from the diluted loss per share calculation for the three months ended September 30, 2022, and 2021 totaled 950,254 and 917,472, respectively. The aggregate number of common stock equivalents excluded from the diluted loss per share calculation for the nine months ended September 30, 2022, and 2021 totaled 1,274,289 and 978,977, respectively. Since the Company is in a net loss position for the three and nine month periods ended September 30, 2022, and 2021, basic and dilutive net loss per share is the same.

8.	Concentrations

Our operations are concentrated in one area—security software/entity identification. Sales to the U.S. Government through direct and indirect channels for the three and nine month periods ended September 30, 2022, totaled $1.4 million and $4.1 million, or 63.3% and 66.8% of revenues compared to $1.3 million and $3.9 million, or 69.4% and 69.1% of revenues, for the same periods in 2021. During the three and nine month periods ended September 30, 2022, 57.9% and 62.5% of total revenues were attributable to three government customers when compared to 69.4% and 67.2% of total revenue in the same periods of 2021. There were two individual commercial customers in the three and nine month periods ended September 30, 2022, attributable for 33.2% and 28.8% of total revenue compared to 25.4% of total revenue for two individual commercial customers and 18.4% of total revenue for one individual commercial customer for the same periods in 2021. Our similar product and service offerings are not viewed as individual segments, as our management analyzes the business as a whole and expenses are not allocated to each product offering.

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

The parties to the consolidated action held a mediation on April 5, 2022, at the conclusion of which the parties executed a settlement term sheet setting forth the material terms associated with the resolution of the action. On August 17, 2022, the Court preliminary approved the settlement and scheduled the final settlement hearing for November 30, 2022. The finality of the settlement is subject to certain terms and conditions and final Court approval.

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

Stockholder Derivative Claim

On June 3, 2022, a verified stockholder derivative complaint was filed in U.S. District Court, District of Delaware by plaintiff Nathan Prawitt (the “Plaintiff Stockholder”) on behalf of Intrusion against certain of the Company’s current and former officers and directors, including Jack B. Blount, Michael L. Paxton, B. Franklin Byrd, P. Joe Head, Gary Davis, James F. Gero, Anthony Scott, Anthony J. LeVecchio, Katrinka B. McCallum, Jamie M. Schnur, and Gregory K. Wilson (the “Defendants”). Plaintiff alleges that Defendants through various actions breached their fiduciary duties, wasted corporate assets, and unjustly enriched Defendants by (a) incurring costs and expenses in connection with the ongoing SEC investigation, (b) incurring costs and expenses to defend the Company with respect to the consolidated class action, (c) settling class-wide liability with respect to the consolidated class action, as well as ancillary claims regarding sales of our common stock by certain of the Defendants. The Plaintiff is seeking unspecified damages from the Defendants on behalf of the Company, remedial actions and improvements in the Company’s corporate governance and internal control policies, restitution from certain Defendants for proceeds from sales of the Company’s common stock, and costs and expenses for various legal and investigative costs related to the SEC investigation and the consolidation class action settlement. While the Company is not a named defendant, but a nominal plaintiff in the stockholder derivative claim, the Company will be providing the financial and other assistance for each of the Defendants that we are obligated to provide under our Articles of Incorporation, our Bylaws, as well as individual indemnifications agreements that are in effect between, the Company and each of the Defendants.

In addition to this pending litigation, we are subject to various other legal proceedings and claims that may arise in the ordinary course of business. We do not believe that any claims exist where the outcome of such matters would have a material adverse effect on our condensed consolidated financial position, operating results or cash flows. However, there can be no assurance such legal proceedings will not have a material impact on our future results.

10.	Right-of-use Asset and Leasing Liabilities

The Company has operating and finance leases where it records the right-of-use assets and a related lease liability as required under ASC 842. The lease liabilities are determined by the net present value of total lease payments and amortized over the life of the lease. All obligations under the Company’s lease agreements are designed to terminate with the last scheduled payment. The Company’s leases are for the following types of assets:

•	Computer hardware and copy machines- The Company’s finance lease right-of-use assets consist of computer hardware and copy machines. These leases have a three-year life and are in various stages of completion.

•	Office space - The Company’s operating lease right-of-use assets include its rental agreements for its offices in Plano, TX, and a data service center in Allen, TX. The Plano offices operating lease liability was modified in 2021, to add an additional floor of office space and terminate the prior lease. The modified lease has a life of one year and one month as of September 30, 2022. The data service center operating lease liability has a life of three years and one month as of September 30, 2022.

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

As the implicit rate is not readily determinable for the Company's lease agreements, the Company uses an estimated incremental borrowing rate to determine the initial present value of lease payments. This discount rate for the leases approximates Silicon Valley Bank's prime rate.

Supplemental cash flow information includes operating cash flows related to operating leases. For the three and nine month periods ended September 30, 2022, the Company had $0.1 million and $0.3 million respectively, in lease payments related to operating leases. For the three and nine month periods ended September 30, 2021, the Company had $0.1 million and $0.2 million respectively, in lease payments related to operating leases.

On September 30, 2022, and December 31, 2021, the weighted average remaining lease term for the Company's operating leases was 2.37 and 2.94 years, respectively. On September 30, 2022, and December 31, 2021, the weighted average remaining lease term for the Company's finance leases was 1.85 and 2.66 years, respectively.

Schedule of Items Appearing on the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating expense:
Amortization expense – Finance ROU	$166	$111	$498	$144
Lease expense – Operating ROU	$82	$66	$268	$252
Other expense:
Interest expense – Finance ROU	$7	$8	$29	$9

Future minimum lease obligations consisted of the following as of September 30, 2022 (in thousands):

	Operating	Finance
Period ending December 31,	ROU Leases	ROU Leases	Total
2022	$85	$70	$155
2023	307	679	986
2024	123	6	129
2025	115	1	116
	$630	$756	$1,386
Less Interest*	(25)	(22)
	$605	$734

*	Interest is imputed for operating ROU leases and classified as lease expense and is included in operating expenses in the accompanying Condensed Consolidated Statement of Operations.

11.	Notes Payable

On March 10, 2022, Intrusion Inc. entered into an unsecured loan agreement with Streeterville Capital, LLC whereby the Company could draw up to $10.0 million in two separate tranches of $5.0 million through the issuance of two separate promissory notes of $5.4 million each, with an initial interest rate of 7%, subject to some increases in the case of, among other things, an event of default. On March 10, 2022, we received $4.6 million in net funds from the first tranche (First Note) pursuant to a promissory note executed contemporaneously with the execution of the loan agreement. On June 29, 2022, we received an additional $4.7 million in net funds from the second tranche (Second Note) pursuant to a promissory note. Each note has an 18-month maturity, may be prepaid subject to varying prepayment premiums, and may be redeemed at any time after six months into the term of such note in amounts up to $0.5 million per calendar month upon the noteholder’s election. The Company has the option, in its sole discretion, to satisfy any redemption demands in cash or shares of its common stock that will be issued in an amount equal to the dollar amount of the redemption demand divided by the number that represents 85% of the average of the two lowest daily volume weighted average prices of common stock over a fifteen-day trailing period. This option to settle in shares at an 15% discount is deemed a beneficial conversion feature (“BCF”).

The loan agreement and accompanying notes are subject to standard and customary events of default, including, without limitation, the Company’s continued listing on the Nasdaq or New York Stock Exchange. While the notes remain outstanding, the Company will be subject to certain conditions and restrictions, including, without limitation the following: the noteholder’s right to consent to any future variable rate transactions (excluding ATMs, equity offerings, or private placements without market adjustable features) and any debt (excluding bank loans, lines of credit, mortgagees, leases, or asset backed loans); the noteholder’s right to participate in any debt or equity financings, excluding (ATMs, loans, lines of credit, mortgagees, leases, or asset backed loans); a prohibition on the Company’s ability to extend or enter into any agreement restricting our ability to issue common stock under the notes; as well as a prohibition on our ability to permit any other lender to participate alongside the noteholder via any debt financing structures.

The Company evaluated both the First and Second Note in accordance with ASC 480 “Distinguishing Liabilities from Equity” because the promissory note (1) embodies an option redemption obligation, (2) may require the Company to settle the optional redemption obligation by issuing a variable number of its common shares, and (3) is based solely on a fixed monetary amount known at inception.

The lender does not benefit if the fair value of the Company’s Common Stock increases and does not bear the risk that the fair value of the Company’s Common Stock might decrease. In accordance with ASC 480, the promissory notes have been recorded as a liability and the company is recording interest expense over the term of the promissory note, using the interest method from ASC 835-30, to accrete the carrying amount of the promissory note up to the redemption common stock settlement amount.

On March 10, 2022, the Company recorded debt issue costs of $0.7 million as an offset to the promissory note to be amortized over the 18-month term associated with the First Note. On June 29, 2022, the Company recorded debt issue costs of $0.7 million as an offset to the promissory note to be amortized over the 18-month term associated with the Second Note. As of September 30, 2022, the balance of unamortized debt issuance costs for both notes was $0.8 million. For the nine month period ended September 30, 2022, the Company recorded $0.6 million for amortization of the debt discounts related to both notes to interest expense in the accompanying Condensed Consolidated Statement of Operations. The effective interest rate of the notes payable including amortization of the debt issuance costs and accretion of BCF is 38.7%.

For the three and nine month periods ended September 30, 2022, the Company recorded $1.1 and $1.6 million respectively, of interest expense in the accompanying Condensed Consolidated Statement of Operations. The interest recorded associated with the unsecured promissory note increases the associated note payable on the accompanying Condensed Consolidated Balance Sheet.

12.	Cares Act Employee Retention Credit Receivable

Prepaid expenses and other assets and interest and other income include $2.0 million, net of fees resulting from Employee Retention Credits (“ERC”) claimed on amended Internal Revenue Service (“IRS”) quarterly federal tax returns (“941s”) filed during the quarter. The ERC was established by the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act allows relief to business affected by the coronavirus pandemic, by providing payments to employers for qualified wages. The Company amended 941s for the periods from April 1, 2020, to September 31, 2021.

13.	Correction of Immaterial Errors

During the third quarter ending September 30, 2022, management identified and corrected certain immaterial errors in the Company’s historical financial statements associated with the cost of revenues provided by a subcontractor. The errors understated the cost of revenue and overstated the sales and marketing operating expenses by equal amounts in the Condensed Consolidated Statement of Operations. The error had no impact on operating losses, net losses and net loss per share nor any other financial statement amount. Further these errors had no impact on the balance sheets, statements of changes in stockholders’ equity, other comprehensive loss or cash flows. These corrections do not affect any of the metrics used to calculate and evaluate management’s compensation and had no impact on bonuses, commissions, stock-based compensation, or any other employee renumeration. Historical amounts have been corrected and are presented on a comparable basis.

The below table presents the effect of the correction for the following periods:

	Six Months Ended June 30, 2022
	As Reported	Adjustments	As Corrected
Revenue	$3,893	$–	$3,893
Cost of Revenue	1,321	498	1,819

Gross Profit	2,572	(498)	2,074

Operating Expenses
Sales and marketing	3,272	(498)	2,774
Research and development	3,136	–	3,136
General and administrative	4,109	–	4,109

Operating Loss	(7,945)	–	(7,945)

	Three Months Ended September 30, 2021
	As Reported	Adjustments	As Corrected
Revenue	$1,819	$–	$1,819
Cost of Revenue	690	249	939

Gross Profit	1,129	(249)	880

Operating Expenses
Sales and marketing	3,782	(249)	3,533
Research and development	1,863	–	1,863
General and administrative	1,592	–	1,592

Operating Loss	(6,108)	–	(6,108)

	Nine Months Ended September 30, 2021
	As Reported	Adjustments	As Corrected
Revenue	$5,632	$–	$5,632
Cost of Revenue	2,048	747	2,795

Gross Profit	3,584	(747)	2,837

Operating Expenses
Sales and marketing	10,132	(747)	9,376
Research and development	4,862	–	4,862
General and administrative	4,261	–	4,261

Operating Loss	(15,662)	–	(15,662)

14.	Subsequent Events

As of September 30, 2022, the Company had received $4.0 million from its registered direct offering. Subsequent to September 30, 2022, the Company received an additional $1.2 million in proceeds from delayed closings of its registered direct offering. On November 10, 2022, the Company, reached an agreement with the sole remaining delayed basis investor in the registered direct offering to reduce the purchaser’s subscription by $0.7 million and, accordingly, reduce the Company’s obligation to issue securities. Following the final closing, the Company had received from its registered direct offering total aggregate proceeds of $5.2 million in exchange for the issuance of an aggregate of 1,212,593 shares of common stock and warrants to purchase 1,212,593 shares of common stock.

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

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue	45.4%	51.6%	46.2%	49.6%

Gross profit	54.6%	48.4%	53.8%	50.4%

Operating expenses:
Sales and marketing	78.1%	194.2%	73.7%	166.5%
Research and development	66.4%	102.4%	75.5%	86.3%
General and administrative	84.5%	87.5%	98.0%	75.7%

Operating loss	-174.4%	-335.8%	-193.4%	-278.1%

Interest and other income	91.3%	1.0%	32.9%	1.5%
Interest expense	-48.4%	-0.4%	-27.2%	-0.2%
Gain on the extinguishment of debt	–	–	–	11.3%
Gain on lease termination	-1.6%	–	6.3%	–

Net loss	-133.0%	-335.2%	-181.3%	-265.5%

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Domestic revenues	100.0%	100.0%	100.0%	100.0%
Export revenues	–	–	–	–
Net revenues	100.0%	100.0%	100.0%	100.0%

Revenues. Revenue for the three and nine month periods ended September 30, 2022, was $2.2 million and $6.1 million compared to $1.8 million and $5.6 million for the same periods in 2021. Revenue from our consulting business was $1.9 million and $5.2 million for the three and nine month periods ended September 30, 2022, compared to $1.6 million and $5.3 million for same periods in 2021. INTRUSION Shield revenues were $0.3 million and $0.9 million for the three and nine month periods ended September 30, 2022, compared to $0.2 million and $0.3 million for the three and nine month periods ended September 30, 2021.

Concentration of Revenues. For the three and nine month periods ended September 30, 2022, revenues from sales to various U.S. government entities totaled $1.4 million and $4.1 million, or 63.3% and 66.8% of revenues compared to $1.3 million and $3.9 million, or 69.4% and 69.1% of revenues, for the same periods in 2021. Although we expect our concentration of revenues to vary among customers in future periods depending upon the timing of certain sales, we anticipate that sales to government customers will continue to account for a significant portion of our revenues in future periods. Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including, without limitation, potential disruption to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders at its convenience. Although we do not anticipate that any of our revenues with government customers will be renegotiated, any cancelled or renegotiated government orders could have a material adverse effect on our financial results. Currently, we are not aware of any proposed cancellation or renegotiation of any of our existing arrangements with government entities and, historically, cancellations or renegotiated orders by government entities have not resulted in a material adverse effect on our business. There were two individual commercial customers in the three and nine month periods ended September 30, 2022, attributable for 33.2% and 28.8% of total revenue compared to 25.4% of total revenue for two individual commercial customers and 18.4% of total revenue for one individual commercial customer for the same periods in 2021. The Company’s similar product and service offerings are not viewed as individual segments, as its management analyzes the business as a whole and expenses are not allocated to each product offering.

Gross Profit. Gross profit was $1.2 million and $3.3 million or 54.6% and 53.8% of revenues for the three and nine month periods ended September 30, 2022, compared to $0.9 million and $2.8 million or 48.4% and 50.4% of revenues for the three and nine month periods ended September 30, 2021. Gross profit as a percentage of revenues is impacted by several factors, including shifts in product mix, changes in channel of distributions, revenue volume, pricing strategies, and fluctuations in revenues of integrated third-party products.

Sales and Marketing. Sales and marketing expenses were $1.7 million and $4.5 million or 78.1% and 73.7% of revenues for the three and nine month periods ended September 30, 2022, compared to $3.5 million and $9.4 million or 194.2% and 166.5% of revenues for the three and nine month periods in 2021. The anticipated revenues from our INTRUSION Shield product have been slower than originally expected and as a result we had made certain cost reduction measures such as staff reductions and lower attendance at trade events. We continue practicing certain cost saving measures implemented in 2021, such as a reduction in force as well as negotiations with certain contractors and vendors to appropriately align our expenses with our revenue trends.

Research and Development. For the three and nine month periods ended September 30, 2022, research and development expenses were $1.5 million and $4.6 million or 66.4% and 75.5% of revenues compared to $1.9 and $4.9 million or 102.4% and 86.3% of revenues for the three and nine month period ended September 30, 2021. During the quarter ended June 30, 2022, the Company began capitalization of internally developed software development and enhancements. Research and development costs associated with preliminary stages of development are expensed in the period in which they are incurred. Research and development expenses may vary in the future, mainly dependent on levels of research and development labor expense charged to direct labor.

General and Administrative. General and administrative expenses were $1.9 million and $6.0 million or 84.5% and 98.0% of revenues for the three and nine month periods ended September 30, 2022, compared to $1.6 million and $4.3 million or 87.5% and 75.7% of revenues for the three and nine month periods ended September 30, 2021. The increase in general and administrative expenses is primarily due to legal costs increasing by $0.6 million related to ongoing lawsuits and consulting fees increasing by $0.4 million during for the nine months ended September 30, 2022, when compared to the same periods in 2021. Both the increases in legal costs and consulting fees are considered non-recurring costs.

Interest Expense. Our interest expense consists primarily of interest related to the Streeterville notes payable entered into in March and June of 2022 and related debt issuance cost amortization as well as interest expense from finance leases. Interest expense will vary in the future based on our cash flow and borrowing needs.

Interest and Other Income. Interest and other income were $2.0 million for both the three and nine month periods ended September 30, 2022, compared to negligible amounts of interest and other income for the three months ended September 30, 2021, and $0.1 million interest and other income for the nine months ended September 30, 2021. The increase in other income in 2022 was a result the Company amending its IRS 941’s to claim the ERC for all periods the Company was eligible in the quarter ended September 30, 2022.

Gain on Extinguishment of Lease and Debt. The Company recorded a gain of $0.4 million during the nine months ended September 30, 2022, for $0.4 million relating to the settlement of our lease abandonment lawsuit, compared to gain of $0.6 million for the nine months ended September 30, 2021, for the extinguishment of debt associated with the forgiveness of our SBA PPP loan principal and accrued interest.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2022, we had cash and cash equivalents of $6.9 million, up from $4.1 million as of December 31, 2021, and working capital of ($3.0) million compared to $2.1 million as of December 31, 2021. Our primary source of cash for funding operations and growth has been from $9.3 million in net proceeds received from the issuance of notes payable, $3.3 million in net proceeds received from our registered direct offering and $1.9 million in net proceeds received from our at-the-market program in 2022. Subsequent to September 30, 2022, we received $1.2 million in proceeds from our delayed closings from our registered direct offering. We can elect to make redemptions payments on our note payable with cash on hand or shares of common stock. Payment in common stock would result in dilution to existing stockholders. If we are not able to obtain additional debt or equity financings on terms and conditions acceptable to us, our operations do not generate positive cash flows in the upcoming year, we may be unable to implement our business plan, fund our liquidity needs, or continue our operations.

2022 Notes Issuance.

We entered into a securities purchase agreement with Streeterville Capital, LLC on March 10, 2022, pursuant to which, among other things, Streeterville Capital, LLC (i) purchased an unsecured promissory note (“First Note”) in the aggregate principal amount totaling $5.4 million in exchange for $5.0 million less certain expenses and (ii) agreed to purchase another unsecured promissory note at the Company’s election (“Second Note” and, together with First Note, the “Notes”) in aggregate principal amount totaling $5.4 million in exchange for $5.0 million. On June 29, 2022, we received the funding from the Second Note. In total, the Company received $9.3 million in net proceeds in connection with the issuance of the two Notes and has and will use the proceeds from such issuance for general corporate purposes.

Current At-The Market Offering.

In August of 2021, we engaged B. Riley Securities, Inc. to act as sales agent under our at-the-market program, which allows us to potentially sell up to $50.0 million of our common stock on a delayed or continuous basis using a shelf-registration statement on Form S-3, which we initially filed on August 5, 2021. The shelf registration became effective on August 16, 2021. During 2022 we have received proceeds of $1.9 million net of fees from the sale of common stock from this program. The Company intends to continue making sales of common stock under this program in a manner consistent with past practice with the exception that the Company may not sell shares under the program at prices less than $4.17 per shares until November 14, 2022.

Registered Direct Offering

On September 12, 2022, we entered in a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers to issue and sell to the purchasers an aggregate of 1,378,677 shares of our common stock (the “Shares”) each of which was coupled with a warrant to purchase one share of common stock (the “Warrants”) at an aggregate offering price of $4.29 per share and warrant, such offering is hereinafter referred to as our “registered direct offering”. Each warrant has an exercise price of $5.22 per share of common stock, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions and is exercisable from the date of its issuance through September 14, 2027. The Purchase Agreement contains customary representations, warranties and agreements of the Company and the purchasers, indemnification obligations of the Company, other obligations of the parties and termination provisions. Pursuant to the Purchase Agreement and separate lock-up agreements, the Company has agreed to certain restrictions on the issuance and sale of shares of the Company’s securities, and the Company’s directors and officers have agreed to certain restrictions on the sale of the Company’s securities, in each case, for a period of 60 days following the date of the Purchase Agreement, subject to certain exceptions. As of September 30, 2022, the Company had received $4.0 million from its registered direct offering. Subsequent to September 30, 2022, the Company received an additional $1.2 million in proceeds from delayed closings of its registered direct offering. On November 10, 2022, the Company, reached an agreement with the sole remaining delayed basis investor in the registered direct offering to reduce the purchaser’s subscription by $0.7 million and, accordingly, reduce the Company’s obligation to issue securities. Following the final closing, the Company had received from its registered direct offering total aggregate proceeds of $5.2 million in exchange for the issuance of an aggregate of 1,212,593 shares of common stock and warrants to purchase 1,212,593 shares of common stock.

Condensed Consolidated Statements of Cash Flows

Our cash flows for the nine months ended September 30, 2022, and 2021 were:

	Nine Months Ended
	September 30, 2022	September 30, 2021
Net cash used in operating activities	$(9,557)	$(12,775)
Net cash used in investing activities	(1,113)	(1,132)
Net cash provided by financing activities	13,476	4,356
Change in cash and cash equivalents	$2,806	$(9,551)

Operating Activities

For the nine months ended September 30, 2022, net cash used in operating activities was $9.6 million, as a result of net loss of $11.0 million adjusted for non-cash charges of $1.5 million, and net cash outflow of $0.1 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $0.9 million in depreciation and amortization, $1.1 million in stock-based compensation, and $1.6 million in amortization of debt issuance costs and related non-cash interest offset by $2.0 in employee retention credits and $0.4 million in gain on lease termination. Net cash used in operations for the nine months ended September 30, 2021, was $12.8 million primarily as a result of net loss of $15.0 million adjusted for non-cash charges of $1.1 million, and net cash inflow of $1.1 million from changes in operating assets and liabilities.

Investing Activities

For the nine months ended September 30, 2022, net cash used in investing activities was $1.1 million, which was primarily the result the capitalization of software development and additions to property and equipment of hardware utilized to administer our INTRUSION Shield products.  Net cash used by investing activities, for the nine months ended September 30, 2021, was $1.1 million primarily because of additions to property and equipment.

Financing Activities

For the nine months ended September 30, 2022, net cash generated in financing activities was $13.5 million primarily related to $9.3 million in net proceeds from the issuance of the two promissory notes under a securities purchase agreement we entered into with Streeterville Capital, LLC, $3.3 million in net proceeds from the sale of Shares and Warrants pursuant to our registered direct offering and $1.9 million net proceeds from our at-the-market program. For the nine months ended September 30, 2021, net cash provided by financing activities was $4.4 million, which was primarily from net proceeds from our at-the-market program.

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

Certain development costs related to the Company’s products during the application development stage are capitalized. Costs incurred in the preliminary stages of development are expensed as incurred. The preliminary stage includes such activities as conceptual formulation of alternatives, evaluation of alternatives, determination of existence of needed technology, and final selection of alternatives. Once the application development stage is reached, internal and external costs are capitalized until the software is substantially complete and ready for its intended use. Capitalized costs are recorded as part of property and equipment. Capitalized internal use software is amortized on a straight line basis over its estimated useful life, which is generally three years, and is recorded as operating expenses in the Condensed Consolidated Statement of Operations.

We believe the critical accounting policies and estimates discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 18, 2022, pursuant to Rule 424(b) under the Securities Act, reflect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. There have been no other significant changes to our critical accounting policies and estimates as filed in such report.

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

As of September 30, 2022, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that the disclosure controls and procedures were effective.

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The parties to the consolidated action held a mediation on April 5, 2022, at the conclusion of which the parties executed a settlement term sheet setting forth the material terms associated with the resolution of the action. On August 17, 2022, the Court provided preliminary approval of the settlement agreement.

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

Stockholder Derivative Claim

On June 3, 2022, a verified stockholder derivative complaint was filed in U.S. District Court, District of Delaware by plaintiff Nathan Prawitt (the “Plaintiff Stockholder”) on behalf of Intrusion against certain of the Company’s current and former officers and directors, including Jack B. Blount, Michael L. Paxton, B. Franklin Byrd, P. Joe Head, Gary Davis, James F. Gero, Anthony Scott, Anthony J. LeVecchio, Katrinka B. McCallum, Jamie M. Schnur, and Gregory K. Wilson (the “Defendants”). Plaintiff alleges that Defendants through various actions breached their fiduciary duties, wasted corporate assets, and unjustly enriched Defendants by (a) incurring costs and expenses in connection with the ongoing SEC investigation, (b) incurring costs and expenses to defend the Company with respect to the consolidated class action, (c) settling class-wide liability with respect to the consolidated class action, as well as ancillary claims regarding sales of our common stock by certain of the Defendants. The Plaintiff is seeking unspecified damages from the Defendants on behalf of the Company, remedial actions and improvements in the Company’s corporate governance and internal control policies, restitution from certain Defendants for proceeds from sales of the Company’s common stock, and costs and expenses for various legal and investigative costs related to the SEC investigation and the consolidation class action settlement. While the Company is not a named defendant, but a nominal plaintiff in the stockholder derivative claim, the Company will be providing financial and other assistance for each of the Defendants that we are obligated to provide under our Articles of Incorporation, our Bylaws, and the individual indemnification agreements that are in effect between the Company and each of the Defendants.

Item 1A. RISK FACTORS

Factors That May Affect Future Results of Operations

We are providing the following information regarding changes that have occurred to previously disclosed risk factors from our Annual Report on Form 10-K for the year ended December 31, 2021. In addition to the other information set forth below and elsewhere in this report, you should consider the factors discussed under the heading “Risk Factors” in our quarterly reports on Form 10-Q for the quarters ended March 31, 2022, and June 30, 2022, filed on May 13, 2022, and August 4, 2022. The risks described in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We may not be able to implement our current business plan unless we are able to raise additional funds through additional public or private financings.

As of September 30, 2022, we had cash and cash equivalents of $6.9 million and working capital of ($3.0) million compared to cash and cash equivalents of $4.1 million and working capital of $2.1 million as of December 31, 2021. Our primary source of cash for funding operations and growth in 2022 has come from net proceeds received from issuance of a note payable, from our registered direct offering, and from our at-the-market program in an aggregate amount of approximately $16.4 million. Our new INTRUSION Shield suite of products may take time to achieve market penetration which could negatively impact future revenues and results of operations. If we are not able to obtain additional debt or equity financings on terms and conditions acceptable to us, we may be unable to implement our business plan, fund our liquidity needs, or continue our operations.

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

Item 6.   EXHIBITS

The following Exhibits are filed with this report form 10-Q:

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 15, 2010)
3.2	Corporate Bylaws (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-K filed on March 21, 2001)
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on September 12, 2022)
10.1	Securities Purchase Agreement between the Registrant and the Purchasers identified on the signature pages thereto, dated September 12, 2022 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on September 12, 2022)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRUSION INC.

Date: November 14, 2022	/s/ Anthony Scott
Anthony Scott
Chief Executive Officer

Date: November 14, 2022	/s/ Kimberly Pinson
Kimberly Pinson
Chief Financial Officer, (Principal Financial & Accounting Officer)

