Form 10-K
period 2022-12-31
INTRUSION INC
filed 2023-03-31
CIK 736012

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2022: $69,240,768.

As of March 24, 2023, 21,248,195 shares of the issuer’s Common Stock were outstanding.

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

ii

PART I

Item 1. Business.

Our Corporate Information

We were organized in Texas in September 1983 and reincorporated in Delaware in October 1995. Our principal executive offices are located at 101 East Park Boulevard, Suite 1200, Plano, Texas 75074, and our telephone number is (972) 234-6400. Our website URL is www.intrusion.com. We post the following filings in the “Investors” section of our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our Annual Reports on Form 10-K; our Quarterly Reports on Form 10-Q; our current reports on Form 8-K; and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings on our website are available free of charge. Additionally, filings are available on the Securities and Exchange Commission’s website (www.sec.gov). In this report, references to the “Company,” “we”, “us,” “our”, “Intrusion” or “Intrusion Inc.” refer to Intrusion Inc. and its subsidiaries. TraceCop and Savant are registered trademarks of the Company. We have also applied for trademark protection for INTRUSION Shield.

Our Business

Intrusion, Inc. is a cybersecurity company based in Plano, Texas. The company offers its customers access to its exclusive threat intelligence database containing the historical data, known associations, and reputational behavior of over 8.5 billion Internet Protocol (“IP”) addresses. After years of gathering global internet intelligence and working exclusively with government entities, the company released its first commercial product in 2021.

Our Solutions

INTRUSION Shield™

INTRUSION Shield, our newest cybersecurity solution is a Zero Trust reputation-based Security-as-a-Service (“SaaS”) solution that inspects and kills dangerous network (in and outbound) connections. What makes our approach unique is that INTRUSION Shield evaluates every packet and analyzes the IP addresses (source and destination), as well as domain information and the ports utilized and, when combined with other threat intelligence data reports, blocks malicious connections. Many breaches today are caused by Zero-Day and malware free compromises that may not trigger alarms in a traditional firewall or endpoint solution. INTRUSION Shield’s capabilities are designed to continuously evolve as the threats and landscape change over time. Unlike traditional industry approaches that rely heavily on signatures, complex rules, and human factors mitigation, which malicious actors and nation states have learned to bypass, INTRUSION Shield’s proprietary architecture isolates and neutralizes malicious traffic and network flows that existing solutions are ill equipped to handle.

In September 2022, we expanded the INTRUSION Shield product line to include the Shield Cloud and Shield End-Point solutions. The initial INTRUSION Shield offering released in early 2021, the Shield On-Premise solution, utilizes hardware and is placed behind a firewall in a data center. Shield Cloud extends the effectiveness of the Shield On-Premise solution to Infrastructure as a Service (IaaS), Platform as a Service (PaaS), SaaS and serverless resources in the public cloud. This product serves as a protective gateway to the cloud, providing both Zero Trust access to, and protecting outbound connections from, virtual hosts and serverless functions within the cloud. Shield Endpoint helps protect the network outside of the corporate enclave and data center to include protection for remote workers, mobile, and cloud devices. This product brings the network protection of the Shield On-Premise to these remote user devices establishing a Zero Trust network, both for intra-organization connectivity and external internet connectivity.

INTRUSION TraceCop®

INTRUSION TraceCop is a big data tool with extensive IP intelligence canvassing the entire internet. It contains what we believe to be the largest existing repository of reputation information on known good and known bad active IP addresses (both IPv4 and IPv6). TraceCop contains an inventory of network selectors and enrichments useful to support forensic investigations. The data contains a history of IPv4 and IPv6 block allocations and transfers, historical mappings of IP addresses to Autonomous Systems (ASNs) as observed through BGP, and approximately one billion historically registered domain names and registration context. TraceCop contains tens of billions of historic DNS resolutions of Fully Qualified Domain Names (FQDNs or hostnames) on each of these domains. Together, the resulting data shows relationships, hosting, and attribution for internet resources. TraceCop also contains web server surveys of content, such as natural language and topic of the content on hundreds of millions of websites and servers and OS fingerprints of services showing applications running on a given IP address. TraceCop also contains a history of threat and reputation for each hostname and IP address over time. All these features combine to create a very effective network forensics and cybersecurity analysis tool.

INTRUSION Savant®

INTRUSION Savant is a network monitoring solution that leverages the rich data available in TraceCop to identify suspicious traffic in real-time. Savant uses several original patents to uniquely characterize and record all network flows. Savant is a network reconnaissance and attack analysis tool used by forensic analysts in the DoD, Federal Government, and corporations with in-house threat research teams. For example, Savant users can create various automated rules to inspect packets matching (or not) certain criteria such as creating a rule to ensure the Source MAC address field in the Ethernet header and Source IP address from the IP header are always the same, failing which could indicate MAC or IP Spoofing in progress. Similarly, threat investigators can create rules using regular expressions to analyze multiple fields in the packet headers.

Our Intellectual Property and Licenses

Our success and our ability to compete are primarily dependent upon our proprietary technology. We principally rely on a combination of contractual rights, trade secrets and copyright laws to establish and protect our proprietary rights in our solutions. In addition, we have received two patents, and we have applied for patents for our INTRUSION Shield family of solutions. We have also entered into non-disclosure agreements with our suppliers, resellers, and certain customers to limit access to and disclosure of our proprietary information. There can be no assurance that the steps taken by us to protect our intellectual property will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology, although it would be extremely difficult to replicate the proprietary and comprehensive internet databases we have developed over the past 26 years.

We have entered into software and solution license agreements with various suppliers. These license agreements provide us with additional software and hardware components that add value to our cybersecurity solutions. These license agreements do not provide proprietary rights that are unique or exclusive to us and are generally available to other parties on the same or similar terms and conditions, subject to payment of applicable license fees and royalties. We do not consider any of the solution license, software, or supplier agreements to be material to our business, instead, they are complementary to our business and offerings.

Our Competition

The market for network and data protection security solutions is intensely competitive and subject to frequent introductions of new technologies, and potentially improved price and performance characteristics. Industry suppliers compete in areas such as conformity to existing and emerging industry standards, interoperability with networking and other cybersecurity solutions, management and security capabilities, performance, price, ease of use, scalability, reliability, flexibility, features and technical support. Our principal competitors in the data mining and advanced persistent threat market include Niksun, NetScout, and Darktrace.

There are numerous companies competing in various segments of the data security market. At this time, we have little or no competitors for TraceCop; however, we believe competitors could emerge in the future. These competitors currently perform only a portion of the functions that we can perform with TraceCop. We have been continuously collecting the TraceCop data for more than twenty years, and we believe that none of our current or future competitors will have the ability to provide and reference this historical data. In our newest market segment, data mining and advanced persistent threat detection, we compete directly and indirectly with companies and open-source technologies in the firewall, intrusion detection and prevention, anti-virus, network analysis, endpoint protection, and insider threat prevention areas of cybersecurity technology.

We believe the INTRUSION Shield product line is novel and unique in our industry because of our proprietary threat-enriched big data. We believe that our INTRUSION Shield family of solutions complement our customer’s existing cybersecurity processes and third-party solutions. If the INTRUSION Shield receives widespread acceptance in the market, we anticipate that other businesses will seek to compete with INTRUSION Shield; however, we believe our existing, mature, and proprietary database which is integral to the operation of INTRUSION Shield will be difficult, if not impossible, for other companies in our industry to replicate and will be a significant barrier to entry of competitors in the near- and long-term future of cyber security solutions.

Our Customers: Government Sales

Sales to U.S. government customers accounted for 65.8% of our revenues for the year ended December 31, 2022, compared to 71.4% of our revenue in 2021. We expect to continue to derive a substantial portion of our revenues from sales to governmental entities in the future as we continue to market our products and data mining products to the government, and we intend to market INTRUSION Shield not only to our long-standing governmental customer base but to expand our efforts to include more traditionally administrative and civilian governmental entities. Sales to government clients present risks in addition to those involved in sales to commercial customers that could adversely affect our revenues, including potential disruption due to irregularities in or interruptions to appropriation and spending patterns, delays in approving a federal budget and the government’s reservation of the right to cancel contracts and purchase orders for its convenience.

We make our sales under purchase orders and contracts. Our customers, including government customers, may cancel their orders or contracts with little or no prior notice and without penalty. Although we transact business with various government entities, we believe that the cancellation of any order in itself could have a material adverse effect on our financial results. Because we derive and expect to continue to derive a substantial portion of our revenue from sales to government entities, a large number of cancelled or renegotiated government orders or contracts could have a material adverse effect on our financial results.

Third-Party Products

We currently utilize commercially available computers and servers from various vendors which we integrate with our software products for implementation into our customer networks. We do not consider any of these third party relationships to be material to the Company’s business or results of operations.

Customer Services

Our solution sales may include installation, operation of our technology and threat data interpretation and reporting.

Sales, Marketing and Customers

Field Sales Force. Our sales organization focuses on major account sales, channel partners including distributors, value added resellers (VARs) and integrators; promotes our solutions to current and potential customers; and monitors evolving customer requirements. The field sales and technical support force provides training and technical support to our resellers and end users and assists our customers in designing cyber secure data networking solutions. We currently conduct sales and marketing efforts from our principal office in Plano, Texas.

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

Foreign Sales. Export sales did not account for any revenue in 2022 and 2021.

Marketing. We have implemented several methods to market our solutions, including participation in trade shows and seminars, distribution of sales literature and solution specifications and ongoing communication with our resellers and installed base of end-user customers.

Customers. Our end-user customers include United States (“U.S”) federal government, state and local government entities, large and diversified conglomerates, and manufacturing entities. Sales to certain customers and groups of customers can be impacted by seasonal capital expenditure approval cycles, and sales to customers within certain geographic regions can be subject to seasonal fluctuations in demand.

In 2022, 65.8% of our revenue was derived from a variety of U.S. government entities through direct sales and indirectly through system integrators and resellers. These sales are attributable to seven U.S. Government customers through direct and indirect channels; three U.S government customers individually exceeded 10% of total revenue in 2022. A reduction in our sales to U.S. government entities could have a material adverse effect on our business and operating results if not replaced.

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

We warrant all our solutions against defects in materials and workmanship for periods ranging from 90 days to 36 months. Before and after expiration of the solution warranty period, we offer both on-site and factory-based support, parts replacement, and repair services. Extended warranty services are separately invoiced on a time and materials basis or under an annual maintenance contract.

Employees

As of December 31, 2022, we employed a total of sixty-seven persons, four of which are part time. None of our employees are represented by a labor organization, and we are not a party to any collective bargaining agreement. Competition in the recruiting of personnel in the networking and data security industry is intense. We believe that our future success will depend in part on our continued ability to hire, motivate and retain qualified management, sales, marketing, and technical personnel.

Our Code of Conduct

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

The full text of the amended Code is published on the Company’s website under the investor relations tab at www.intrusion.com. The Company intends to disclose future amendments to, or waivers from, certain provisions of the Codes of Ethics on the Company’s website within four business days following the date of such amendment or waiver. Upon the written request of any stockholder, the Company will furnish, without charge, a copy of the Code. This request should be directed to the Company’s Secretary at 101 East Park Blvd., Suite 1200, Plano, TX 75074.

Item 1A. Risk Factors

The following are the significant factors that could materially adversely affect our business, financial condition, or operating results, as well as adversely affect the value of an investment in our common stock. The risks described below are not the only risks facing our Company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results.

Risks Related to Our Financial Position and Liquidity

The Company’s ability to implement its current business plan is dependent on our ability to raise additional funds through additional public or private financings, which raises the possibility that the Company may not be able to continue as a going concern.

As of December 31, 2022, we had cash and cash equivalents of $3.0 million and negative working capital of $7.8 million. Our primary source of cash for funding operations and growth in 2022 has come from net proceeds received from the issuance of notes payable, net proceeds received from our registered direct offering and from our at-the-market program in an aggregate amount of approximately $15.6 million. To finance our operations and to continue as a going concern, we believe it will be necessary for us to raise additional funds through public or private financings, including the utilization of our at-the-market program. We can provide no assurances that we will be able to raise additional funds through any future equity or debt financings, and the terms of those financings, if available at all, may be on terms, which are not favorable to us and, in the case of equity financings, will result in dilution to our stockholders.

We are subject to certain contractual and regulatory limitations on our ability to consummate future financings.

Pursuant to that certain securities purchase agreement we entered into in March 2022 with to Streeterville Capital, LLC and related issuance of two promissory notes, we agreed to be subject to certain restrictions on our ability to issue securities during the term of the notes issued under the agreement. Specifically, we agreed to obtain Streeterville Capital’s consent prior to issuing any debt securities or certain equity securities where the pricing of such equity securities is tied to the public trading price of our common stock. Furthermore, we also must offer Streeterville with the right to purchase up to 10% of future equity and debt securities offerings, subject to certain exceptions and limitations, in each case during the term of any note issued to Streeterville.

Furthermore, unless our public float exceeds $75 million, we will be subject to the restrictions set forth in General Instruction I.B.6 to Form S-3 that limit our ability to conduct primary offerings under a Form S-3 registration statement. Under such limitations, we may not sell, during any 12-month period, securities on Form S-3 having an aggregate market value of more than one-third of our public float. As of March 24, 2023, our public float calculated in accordance with General Instruction I.B.6 of Form S-3 was $28.7 million. These restrictions may delay or prevent us from entering into funding arrangements or being able to access the capital markets, including under our at-the-market program, on favorable terms or at all.

We may be unable to generate sufficient cash to service our indebtedness.

Our ability to make scheduled payments on or to refinance our indebtedness and financial commitments to the noteholder under the convertible notes issued under our March 2022 securities purchase agreement depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions including financial, business, and other factors beyond our control. The notes mature on September 10, 2023, and December 29, 2023. We may be unable to generate sufficient cash flow to permit us to pay the principal, premium, if any, and interest on that indebtedness which would have a material adverse effect on our financial condition and results of operations.

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

The redemption feature under our convertible notes is dependent upon the market value of our common stock, which could result in significant dilution to our existing stockholders.

The noteholder has the right to redeem up to $0.5 million of the outstanding balance of each note per month. In January 2023, we amended the note agreements whereby the noteholder agreed to waive their redemption rights through March 31, 2023, in exchange for a fee equal to 3.75% of the outstanding principal balance. We have the option to make such payments in either (a) cash, (b) by paying the redemption amount in the form of shares of common stock with the number of redemption shares being equal to the portion of the applicable redemption amount divided by the redemption conversion price or (c) a combination of cash and shares of common stock. Since the redemption conversion price will be equal 85% multiplied by the average of the two lowest daily volume weighted average prices per share of the common stock during the 15 trading days immediately preceding the date that the noteholder delivers notice electing to redeem a portion of the note, the number of shares to be issued by us in satisfaction of this redemption will vary, perhaps considerably. A reduction in our trading value could cause us to issue a greater number of shares under a redemption notice and therefore increase the dilutive effect to other stockholders.

We must increase revenue levels in order to finance our current operations and to implement our business strategies.

For the year ended December 31, 2022, we had a net loss of $16.2 million and had an accumulated deficit of approximately $96.3 million as of December 31, 2022. We need to increase current revenue levels from the sales of our solutions if we are to regain profitability, and our new INTRUSION Shield suite of products may take time to achieve market penetration which could negatively impact future revenues and results of operations. If we are unable to increase revenue levels, losses could continue for the near term and possibly longer, and we may not regain profitability or be able to implement our business plan, fund our liquidity needs, or continue our operations.

Business and Operational Risks

Most of our current revenues are generated from one family of solutions with a limited number of customers, and the decrease of revenue from sales of this family of solutions could materially harm our business and prospects.

Approximately 80.9% of our existing revenues result from sales of TraceCop a cybersecurity solution. TraceCop revenues were $6.1 million for the year ended December 31, 2022, compared to $6.3 million for the year ended December 31, 2021. We can offer no assurances that our new INTRUSION Shield solution will reduce our dependence on this single solution and in the absence of a shift in solution mix, we may continue to face risks in the event that sales of this key solution to these limited customers were to decrease.

We may not be successful in our efforts to broaden the marketing and sale of the INTRUSION Shield.

We believe that we must expand our sales and marketing efforts for INTRUSION Shield to achieve marketplace acceptance and to generate revenue for the Company. However, these efforts depend, in large part, on the success of our channel partners as they market and sell INTRUSION Shield, which may not be successful. If we are unsuccessful in our efforts to leverage channel and strategic partners, we may not be able to generate sufficient revenue from INTRUSION Shield to improve the Company’s financial position, results of operations, and cash flow position.

The current geo-political climate may add uncertainty in the dealings of our customers and could cause them to delay indefinitely certain cyber-security initiatives or to determine not to introduce or implement any new or innovative cyber-solution products into their information networks.

Continuing events in Eastern Europe and Russia have introduced a significant level of uncertainty in the dealings of our current and potential customers that could cause them to be hesitant to implement new cyber-security initiatives regardless of the efficacy of our INTRUSION Shield product. Further, these entities may also determine not to deploy their cash reserves in the face of such uncertainty. These uncertainties could depress the interest or the ability of companies and governmental entities to test, evaluate, and deploy our INTRUSION Shield in their network environments.

A large percentage of our current revenues are received from U.S. government entities, and the loss of these customers or our failure to widen the scope of our customer base to include general commercial enterprises could negatively affect our revenues.

A substantial percentage of our current revenues result from sales to U.S. government entities. If we were to lose one or more of these customers, our revenues could decline, and our business and prospects may be materially harmed. Further, sales to the government present risks in addition to those involved in sales to commercial customers, including potential disruption due to appropriation and spending patterns, delays in approving a federal budget and the government’s right to cancel contracts and purchase orders for its convenience. While we expect that developing relationships with non-governmental customers will mitigate or eliminate this dependence on, and risk from, serving governmental entities, we can offer no assurances that we will be able to sufficiently diversify our customer portfolio in a time and manner to adequately mitigate this risk.

We are highly dependent on sales of our current solutions through indirect channels, the loss of which would materially adversely affect our operations.

For the years ended December 31, 2022, and 2021, we derived 31.5% and 37.5% of our revenues from sales through indirect sales channels, such as distributors, value-added resellers, system integrators, original equipment manufacturers and managed service providers. We must expand sales of our current solutions as well as any new solutions through these indirect channels in order to increase our revenues. We cannot assure you that our current solutions or future solutions will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues. Further, many of our competitors are also trying to sell their product and solutions through these indirect sales channels, which could result in lower prices and reduced profit margins for the sales of our solutions.

Our business depends on the continued service of our key management and technical personnel.

Our success depends upon the continued contributions of our key management, sales, marketing, research and development and operational personnel, including Anthony Scott, our President, and Chief Executive Officer; T. Joe Head, our Chief Technology Officer; Kimberly Pinson, our Chief Financial Officer; and other key technical personnel. The loss of the services of one or more of our key employees in the future could have a material adverse effect on our operating results. We also believe our future success will depend upon our ability to attract and retain additional highly skilled management, technical, marketing, research and development, and operational personnel with experience in managing large and rapidly changing companies, as well as training, motivating and supervising employees. The market for hiring and retaining certain technical personnel, including software engineers, has become more competitive and intense in recent years. Failure to attract and retain a sufficient number of qualified technical personnel, including software engineers, or retain our key personnel could have a material adverse effect on our operating results.

We could experience damage to our reputation in the cybersecurity industry in the event that our INTRUSION Shield solution fails to meet our customers’ needs or to achieve market acceptance.

Our reputation in the industry may be harmed if we experience delivery delays, or if our customers do not perceive the benefits of purchasing and using INTRUSION Shield as part of their comprehensive cybersecurity solution, our position as a leader in this technology space may be damaged and could affect the willingness of our customers, as well as potential customers, to purchase our other solutions that function separately from INTRUSION Shield. Any reputational damage could result in a decrease in orders for all our solutions, the loss of current customers, and a decrease in our overall revenues which could in turn have a material adverse effect on our results of operations.

If we fail to respond to rapid technological changes in the network security industry, we may lose customers, or our solutions may become obsolete.

The network security industry is characterized by frequent product and service introductions, rapidly changing technology, and continued evolution of new industry standards. We have and must continue to introduce upgrades to our current solutions rapidly in response to changing circumstances and customer needs such as the creation and introduction of new computer viruses or other novel external attacks on computer networks. Further, our new INTRUSION Shield solution represents our efforts to continue to provide state-of-the art first-in-time innovation for our customer’s cybersecurity solutions. As a result, our success depends upon our ability to develop and introduce timely upgrades, enhancements, and new solutions to meet evolving customer requirements and industry standards. The development of technologically advanced network security products and solutions is a complex and uncertain process requiring high levels of innovation, rapid response, and accurate anticipation of technological and market trends. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced solutions successfully in a timely manner. Further, we or our competitors may introduce new solutions or enhancements that shorten the life cycle of our existing solutions or cause our existing solutions to become obsolete.

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

Our solutions are designed to interface with our customers’ existing networks, each of which have different specifications and utilize multiple protocol standards and products or solutions from other vendors. Many of our customers’ networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Our solutions will be required to interoperate with many products and solutions within these networks as well as future products or solutions to meet our customers’ requirements. If we find errors in the existing software or defects in the hardware used in our customers’ networks, we may have to modify our software or hardware to fix or overcome these errors so that our solutions will interoperate and scale with the existing software and hardware, which could be costly and negatively impact our operating results. In addition, if our solutions do not interoperate with those of our customers’ networks, demand for our solutions could be adversely affected, orders for our solutions could be cancelled, or our solutions could be returned. This could hurt our operating results, damage our reputation, and seriously harm our business and prospects.

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

Our principal competitors in the data mining and advanced persistent threat market include Niksun, NetScout and Darktrace. Our current and potential competitors may have one or more of the following significant advantages over us:

•	greater financial, technical, and marketing resources;
•	better name recognition;
•	more comprehensive security solutions;
•	better or more extensive cooperative relationships; and
•	larger customer base.

We cannot assure you that we will be able to compete successfully with our existing or new competitors. Some of our competitors may have, in relation to us, one or more of the following:

•	longer operating histories;
•	longer-standing relationships with OEM and end-user customers; and
•	greater customer service, public relations, and other resources.

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

A significant concentration of our federal, state, and local governmental customers has been forced to allocate scarce and competing resources and balance budgetary demands placed upon them because of the effects of the coronavirus, scarcity of commodities, and similar economic and operational effects of the virus upon their own constituencies. These adverse effects have resulted in decreased demand by some of our customers for our current product offerings and cybersecurity solutions, negatively affecting historic revenue levels for the Company. A continued decrease in orders for our solutions by our government customers and losses of efficiency or diversions of resources in our own operations may continue to cause material adverse effect on our operations and financial results.

Scarcity of products and materials in the supply chain could hinder or prevent the deployment of our INTRUSION Shield for our customers who elect to use the wired version of our solution.

Supply chain interruptions have become frequent considering the lingering commercial effects of COVID and its related variants. Should any of the component parts required for the hardware interface our customers use to access and to utilize the INTRUSION Shield product, we may have to delay or cancel our fulfillment of orders that could defer potential revenues or even result in customer cancellations, which would have a negative effect on our financial position and results of operations.

Investment Risks

We experience volatility in the market for our common stock, particularly with respect to swings in the market price as well as volatility in the trading of our common stock.

We experience significant shifts in the market value of our common stock as it trades on the Nasdaq Capital Market as well as volatility in the trading volume of our shares on that market. For example, the market price of our common stock fluctuated between $1.74 and $5.77 during the year ended December 31, 2022. These fluctuations may result in a hesitancy for investors to purchase and hold shares of our common stock, continued depression of the market value of our stock, and ultimately negatively affect our ability to raise capital through the issuance and sale of our common stock, particularly through our at-the-market program or otherwise.

Risks Related to our Intellectual Property

We must adequately protect our intellectual property to prevent loss of valuable proprietary information.

We rely primarily on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures, and non-disclosure agreements to protect our proprietary technology. However, unauthorized parties may attempt to copy or reverse engineer aspects of our solutions or to obtain and use information that we regard as proprietary. Policing unauthorized use of our solutions is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our intellectual property. This is particularly true in foreign countries whose laws may not protect proprietary rights to the same extent as the laws of the U.S. and may not provide us with an effective remedy against unauthorized use. If protection of our intellectual property proves to be inadequate or unenforceable, others may be able to use our proprietary developments without compensation to us, resulting in potential cost advantages to our competitors.

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

Our solutions are highly technical and complex, are critical to the operation of many networks and, in the case of ours, provide and monitor network security and may protect valuable information. Our solutions have contained and may contain one or more undetected errors, defects, or security vulnerabilities. Some errors in our solutions may only be discovered after a solution has been installed and used by end customers. Any errors or security vulnerabilities discovered in our solutions after commercial release could result in loss of revenues or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could adversely affect our business and results of operations. In addition, we could face claims for product liability, tort, or breach of warranty. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention. In addition, if our business liability insurance coverage is inadequate or future coverage is unavailable on acceptable terms or at all, our financial condition could be harmed.

Item 2. Properties.

Our corporate headquarters are currently located in 17,250 square feet of space at 101 East Park Blvd, Suite 1200, Plano Texas. This facility houses our corporate administration, engineering, sales, and marketing operations. The lease for this facility extends until November 2023. We also have engineers and other employees working remotely in Texas as well as several other states.

We believe that the existing facility will be adequate to meet our operational requirements through the expiration of the lease. We are currently evaluating the office rental market in proximity to our existing lease to identify and secure space or our future needs. We believe that our property insurance provides adequate coverage for our leased facilities. See Note 5 – Right-of-use Asset and Leasing Liabilities to our Consolidated Financial Statements for additional information regarding our obligations under leases.

Item 3. Legal Proceedings.

Class Action Litigation

On April 16, 2021, a class action lawsuit was filed in the United States District Court, Eastern District of Texas, Sherman Division, captioned Celeste v. Intrusion Inc. et al., Case No. 4:21-cv-00307 (E.D. Tex.) against us, our now-former chief financial officer, and now-former chief executive officer alleging, among other things, that the defendants made false and/or misleading statements or omissions about our business, operations, and prospects in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act. The Celeste lawsuit claimed compensatory damages and legal fees.

On May 14, 2021, a related class action lawsuit was filed in the United States District Court, Eastern District of Texas, Sherman Division, captioned Neely v. Intrusion Inc., et al., Case No. 4:12-cv-00374 (E.D. Tex.) against us, our now-former chief financial officer, and now-former chief executive officer. The Neely lawsuit alleged the same violations under the federal securities laws as those alleged in the Celeste lawsuit. The Neely lawsuit also sought compensatory damages and legal fees.

On November 23, 2021, the Court consolidated the Celeste and Neely actions, and appointed a lead plaintiff and lead plaintiff’s counsel. The lead plaintiff filed his amended complaint on February 7, 2022. The amended complaint named the following additional parties as named defendants: Mr. Michael Paxton, a former director and executive officer; Mr. Gary Davis, a former officer; Mr. Joe Head, the current chief technology officer, and a former director; and Mr. James Gero, a current director and chair of the compensation committee.

The parties to the consolidated class action held a mediation on April 5, 2022, at the conclusion of which the parties executed a settlement term sheet setting forth the material terms associated with the resolution of the action, subject to the preparation of formal documents and a plan of distribution approved by the Court. The settlement agreement was subject to certain terms and conditions and received final approval by the Court on December 16, 2022. At that time, a final judgement was entered dismissing the case, with the Court retaining jurisdiction over the action for purposes of enforcing the terms of the class settlement agreement. The $3.3 million settlement was paid by our insurance provider under our insurance policy as our retention had previously been exhausted.

The lead plaintiff in the class action filed a motion for distribution of settlement funds on February 21, 2023. The Court approved the parties’ class action settlement and plan of allocation on March 22, 2023, and cancelled the previously-rescheduled March 31, 2023, hearing on the motion for distribution, all remaining matters in the class action then-pending have been fully and finally adjudicated.

Securities Investigation

On August 8, 2021, we received a notification from the Securities and Exchange Commission, Division of Enforcement, that it was conducting an investigation captioned In the Matter of Intrusion Inc. and requesting we produce certain documents and information. On November 9, 2021, the Securities and Exchange Commission served a subpoena to us in connection with this investigation which formally requested substantially similar information as in the prior request. We are continuing to comply with the requests and is cooperating in the investigation. We can offer no assurances as to the outcome of this investigation or its potential effect on us or our results of operations.

Stockholder Derivative Claim

On June 3, 2022, a stockholder derivative complaint was filed in U.S. District Court, District of Delaware by plaintiff Nathan Prawitt (the “Plaintiff Stockholder”) on behalf of Intrusion against certain of our current and former officers and directors (the “Defendants”). Plaintiff alleges that Defendants through various actions breached their fiduciary duties, wasted corporate assets, and unjustly enriched Defendants by (a) incurring costs and expenses in connection with the ongoing SEC investigation, (b) incurring costs and expenses to defend us with respect to the consolidated class action, (c) settling class-wide liability with respect to the consolidated class action, as well as ancillary claims regarding sales of our common stock by certain of the Defendants. The Plaintiff is seeking remedial actions including improvements in our corporate governance and internal control policies and reimbursement of legal costs. While we are not a named defendant, but a nominal plaintiff in the stockholder derivative claim, we will be providing the financial and other assistance for each of the Defendants that we are obligated to provide under our Articles of Incorporation, our Bylaws, as well as individual indemnifications agreements that are in effect between, us and each of the Defendants.

In addition to these legal proceedings, we are subject to various other claims that may arise in the ordinary course of business. We do not believe that any claims exist where the outcome of such matters would have a material adverse effect on our condensed consolidated financial position, operating results, or cash flows. However, there can be no assurance such legal proceedings will not have a material impact on our future results.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Business Issuer Purchases of Equity Securities.

Our common stock trades on the Nasdaq Capital Market, where it is currently listed under the symbol “INTZ.” As of March 24, 2023, there were approximately 89 registered holders of record of our common stock. The Company does not have a history of paying dividends on its common stock and has no present intention to declare any dividends in the foreseeable future.

All equity compensation plans under which our common stock is reserved for issuance have previously been approved by our stockholders. The following table provides summary information as of December 31, 2022, for all our equity compensation plans (in thousands, except per share data). See Note 9 – Stock-Based Compensation to our consolidated financial statements for additional discussion.

	Number of shares of common stock to be issued upon exercise of outstanding options(1)	Weighted average exercise price of outstanding options	Number of shares unvested restricted stock	Weighted average grant date fair value	No. of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	668	$5.22	158	$2.88	2,269
Equity compensation plans not approved by security holders	–	–	–	–	–
Total	668	$5.22	158	$2.88	2,269

(1)	Included in the outstanding options are 162 from the 2005 Stock Incentive Plan, 390 from the 2015 Stock Option Plan and 116 from the 2021 Omnibus Incentive Plan.

On November 21, 2022, we sold 31,746 shares of common stock in a private placement under Section 4(a)(2) of the Securities Act to our Chief Executive Officer, Anthony Scott, at the then current market price, resulting in gross proceeds of $0.1 million, which we used for general corporate purposes.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis include information management believes is relevant to understand and assess our consolidated financial condition and results of operations. This section should be read in conjunction with our consolidated financial statements, accompanying notes and the risk factors contained in this report.

Overview

Intrusion Inc. offers businesses of all sizes and industries products and services that leverage across our exclusive threat intelligence database which contains the historical data, known associations, and reputational behavior of over 8.5 billion IP addresses. After many years of gathering intelligence and providing our INTRUSION TraceCop and Savant solutions exclusively to government entities, we released our first commercial product in 2021, the INTRUSION Shield. INTRUSION Shield was designed to allow businesses to incorporate a Zero Trust, reputation-based security solution into their existing infrastructure and to observe traffic flow and instantly block known malicious or unknown connections from both entering or exiting a network, making it an ideal solution for protecting from Zero-Day and ransomware attacks.

During 2022 we spent significant time and resources on:

•	Addressing and correcting performance issues encountered with the Shield On-Premise solution;
•	Developing Shield Cloud and Shield End-Point; both released in September 2022;
•	Further refining our go-to-market strategy by partnering with targeted new value-added resellers, managed service providers and managed security service providers, and
•	Building out our management team.

We feel that these efforts provide the resources needed to implement our business plan.

In 2022, we raised $15.6 million through the combined issuance of notes payable pursuant to the Securities Purchase Agreement with Streeterville Capital, LLC dated March 10, 2022, the sale of common stock through our at-the-market-program and a registered direct offering. On December 31, 2022, we had $3.0 million in cash. If we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, we may be unable to implement our business plan or even continue our operations.

Results of Operations

The following table set forth, the results of operations for the fiscal years ended December 31, 2022, and 2021. Certain historical amounts have been reclassified to be presented on a comparable basis. For additional details, see Note 14 Correction of Immaterial Errors to the consolidated financial statements (Part II, Item 8 of this Form 10-K).

Comparison of the years ended December 31, 2022, and December 31, 2021

	Year Ended December 31,		Year Ended December 31,
(in thousands)	2022	2021	2022	2021
Revenue	$7,529	$7,277	100.0%	100.0%
Cost of revenue	3,354	3,621	44.5%	49.8%

Gross profit	4,175	3,656	55.5%	50.2%

Operating expenses:
Sales and marketing	6,510	10,935	86.5%	150.3%
Research and development	6,465	6,328	85.9%	87.0%
General and administrative	7,483	5,896	99.4%	81.0%

Operating loss	(16,283)	(19,503)	-216.3%	-268.0%

Interest and other income	2,028	722	26.9%	9.9%
Interest expense	(2,359)	(21)	-31.3%	-0.3%
Gain on lease termination	385	–	5.1%	–

Loss from operations before income taxes	(16,229)	(18,802)	-215.6%	-258.4%
Income tax provision	–	–	–	–
Net loss	$(16,229)	$(18,802)	-215.6%	-258.4%

Net Revenue

Total revenue increased 3.5% to $7.5 million in 2022 from $7.3 million in 2021. Shield revenues increased $0.7 million year-over-year as a result of the full year impact of sales from prior year, the expanded use of Shield from existing customers and new customers signed in 2022. The increase in Shield revenues was partially offset by a decline in consulting revenues of $0.4 million. The decline in consulting revenues resulted primarily from the loss of a contract in the fourth quarter in which Intrusion’s prime sponsor chose not to renew the final option year of a contract that had been in place since 2018. This contract represented annual revenue totaling $2.6 million. While the loss of this contract significantly impacts Intrusion’s top-line revenue, the gross margin on this contract was 14% and, as a result, has a marginal impact on profitability. We will continue to pursue new consulting opportunities and expect to see an increase in consulting revenues in 2023.

Concentration of Revenues. Revenues from sales to various U.S. government entities totaled $5.0 million, or 65.8% of revenues, for the year ended December 31, 2022, compared to $5.2 million, or 71.3% of revenues, for the same period in 2021. In both 2022 and 2021, sales to three government entities individually accounted for over 10% of total revenues. Sales to commercial customers totaled $2.6 million or 34.2% of total revenue for year ended December 31, 2022, compared to $2.1 million or 28.7% of total revenue for the same period in 2021. Two commercial customers individually accounted for over 10% of total revenues in 2022 compared to one commercial customer in 2021. We have increased our Shield sales and marketing efforts by expanding our reseller channels. On December 31, 2022, our Shield opportunities comprised a large percentage of our sales pipeline. We anticipate our concentration of revenues will vary among customers in future periods depending upon the timing of certain sales, we anticipate that sales to government customers, while comprising a significant portion of our revenues in future periods, will represent a lower percentage of our revenue base as we gain traction selling our Shield products into commercial markets.

Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including, without limitation, potential disruption to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience which could have a material adverse effect on our financial results. Currently, we are not aware of any additional proposed cancellation or renegotiation of any of our existing arrangements with government entities and, historically, cancellations or renegotiated orders by government entities have not resulted in a material adverse effect on our business.

The Company’s similar product and service offerings are not viewed as individual segments, as its management analyzes the business as a whole and expenses are not allocated to each product offering.

Gross Profit

Gross profit for the 12-months ended December 31, 2022, and 2021 totaled $4.2 million or 55% compared to $3.7 million or 50%. The improved gross profit in 2022 is mostly due to Shield revenues representing a larger percentage of revenues, 16% compared to 7% in 2021. To the extent Shield revenues become a larger percentage of revenues, we anticipate we will continue to see favorable growth in gross profit margins.

Sales and Marketing

Sales and marketing expenses decreased to $6.5 million in 2022, compared to $10.9 million in 2021. In 2021, with the launch of the INTRUSION Shield commercial product, we aggressively ramped up selling and marketing costs in anticipation of driving revenue growth from Shield sales. As a result of our inability to successfully market and gain traction with sales of the Shield On-Premise solution, we implemented cost saving measures which included changing our go-to-market strategy. We changed from primarily a direct sales effort to a fully indirect channel program including value added resellers, managed service providers, managed security service providers and strategic partners. This change contributed to significantly lowering year-over-year spend with reductions in sales and marketing headcount from a high of 40 in mid-2021 to 9 employees on December 31, 2021, and 2022. Other cost saving measures implemented in late 2021 that carried forward into 2022 included reduced spend on web marketing, trade shows and other forms of business development and advertising costs. Sales and marketing expenses may vary in the future.

Research and Development

Research and development expenses increased to $6.5 million in 2022 compared to $6.3 million in 2021. In 2022, we implemented the Agile methodology of software development to manage and track our development costs. As a result, we are now able to accurately quantify and capture the cost associated with each stage of the development life cycle. As required under ASC Topic 350-40 Internal Use Software Accounting-Capitalization, we began capitalization of costs incurred during the application development stage. In 2022, we recorded $1.4 million of research and development costs to internal use software. The net increased spend year-over-year, when including amounts capitalized, of $1.6 million related to costs to design, develop and launch the new Shield Cloud and End-Point solutions as well as costs to support and enhance Shield On-Premise.

General and Administrative

General and administrative expenses increased to $7.5 million from $5.9 million in 2021. The increase in general and administrative costs relates primarily to increased legal defense costs associated with the various legal proceedings as described in more detail in Item 3. Legal Proceedings of this report. In late 2022 we hired an in-house General Counsel which we believe will help to reduce any remaining expense for the Legal Proceedings described herein and expense for legal matters going forward. Also, in late 2021 and early 2022, we experienced significant turnover in our finance department which resulted in higher contract labor and recruiting costs. Insurance expense for our Directors’ and Officers’ insurance policy increased in 2022 when compared to 2021 as a result of the Class Action lawsuits and related claims activity and, increasing coverage limits for our new policy year.

Interest Expense

Interest expense increased to $2.4 million in 2022 compared to $21 thousand for the year ended December 31, 2021. The increase relates to the Streeterville notes payable entered into in March and June of 2022 and related debt issuance cost amortization as well as interest expense from finance leases. Interest expense will vary in the future based on our cash flow and borrowing needs.

Interest and Other Income

Other income totaled $2.0 million for the year ended December 31, 2022, compared to $0.7 million for the year ended December 31, 2021. In 2022 we recorded a $2.0 million to Other Income related to an Employee Retention Credit refund due from the federal government as a result of amending 941 returns for the 2020 and 2021 tax periods. Other income in 2021 related to the forgiveness of our U.S. Small Business Administration (“SBA”) Payroll Protection Program (“PPP”) loan principal and accrued interest.

Gain on Lease Termination

In 2022 we recorded a gain of $0.4 million relating to the settlement of our lease abandonment lawsuit.

Income Taxes

Our effective income tax rate was 0% in 2022 and 2021 as valuation allowances have been recorded for the entire amount of the net deferred tax assets due to uncertainty of realization.

Consolidated Statements of Cash Flows

Our cash flows for the years ended December 31, 2022, and 2021 were:

	Year Ended
	December 31, 2022	December 31, 2021
Net cash used in operating activities	$(13,190)	$(16,557)
Net cash used in investing activities	(1,479)	(1,148)
Net cash provided by financing activities	13,584	5,101
Change in cash and cash equivalents	$(1,085)	$(12,604)

Operating Activities

Net cash used in operations for the year ended December 31, 2022, was ($13.2) million due to a net loss of ($16.2) million offset by adjustments for non-cash items of $5.0 million which are mostly comprised of depreciation, stock-based compensation and interest related to Streeterville notes, and changes in working capital consisting primarily of a reduction in trade receivables $0.5 million; an increase in other receivables relating principally to the remaining Employee Retention Credits (“ERC”) refund outstanding ($1.5) million; an increase in accounts payable and accrued expenses $0.2 million; and a decrease in operating lease liabilities ($1.0) million.

Net cash used in operations for the year ended December 31, 2021 was ($16.6) million due primarily to a net loss of ($18.8) million partially offset by the following sources of cash and non-cash items: $0.4 million increase in deferred revenue, primarily due to increases in cash advances from certain customers shifting to making upfront payments for our services for their contract term of one year and an increased customer base related to our INTRUSION Shield product, a $0.2 million decrease in accounts receivable, primarily caused by timing in receipt of receivables from our customers, a ($0.6) million in gain on the extinguishment of the PPP Loan, $1.3 million in stock-based compensation, $0.8 million in depreciation and amortization expense and $0.2 in noncash lease costs.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2022, totaled ($1.5) million and was primarily related to capitalized internal use software of ($1.2) million for the new Shield Cloud and End Point solutions as well as enhancements to the Shield On-Premise solution and, the purchase of equipment for use with the Shield On-Premise solution, in the data center and by employees of ($0.3) million.

Net cash used in investing activities for the year ended December 31, 2022, was ($1.1) million which consisted of the purchases of property and equipment and a domain name.

Financing Activities

Net cash provided by financing activities was $13.6 million for the year ended December 31, 2022. Primary sources of cash from financing activities included proceeds from the issuance of the two Streeterville notes payable, net of issuance costs, equal to $9.3 million (see Note 6 Notes Payable to the consolidated financial statements in Part II, Item 8 of this Form 10-K), net proceeds received from our registered direct offering of $4.3 million, net proceeds from issuance of shares from our at-the-market program of $2.0 million, and proceeds received from a private placement sale of common stock equal to $0.1 million. Funds used in financing activities included ($1.5) million in principal repayments on the Streeterville notes payable and ($0.6) million payments on equipment financing leases.

Net cash provided by financing activities was $5.1 million for the year ended December 31, 2021, which was primarily the result of net proceeds from our at-the-market program public offering of $5.6 million, proceeds from exercise of stock options of $0.2 million offset by the payment on principal of finance right-of-use leases of ($0.7) million.

Liquidity and Capital Resources

As of December 31, 2022, we had cash and cash equivalents of $3.0 million, down from $4.1 million as of December 31, 2021; and a working capital deficit of ($7.8) million on December 31, 2022, compared to $2.1 million in working capital on December 31, 2021. As discussed above in Financing Activities, our principal sources of cash for funding operations in 2022 was through the issuance of the two Streeterville notes which contributed $9.3 million, net of issuance costs, and $6.4 million from the sale and issuance of common stock and warrants. On February 23, 2023 we sold a secured promissory note to Streeterville in the aggregate principal amount of $1.4 million plus certain reimbursed expenses in exchange for $1.3 million. The note provided for weekly principal payments of $50 thousand until its maturity on March 31, 2023. The note was secured by all employee retention credits (“ERC”), or other funds still owed or otherwise payable to the Company under the Cares Act. We received payment for the ERC owed to Intrusion on March 13, 2023 and on March 14, 2023 we repaid in full the secured promissory note with Streeterville.

Current At-The Market Offering.

In August of 2021, we engaged B. Riley Securities, Inc. to act as sales agent under our at-the-market program, which allows us to potentially sell up to $50.0 million of our common stock on a delayed or continuous basis through the use of a shelf-registration statement on Form S-3. As of December 31, 2022, we have received proceeds of approximately $7.5 million net of fees from the sale of 1,843 thousand shares of our common stock pursuant to the program.

For so long as our public float is less than $75 million, we will be subject to the restrictions set forth in General Instruction I.B.6 to Form S-3, which limit our ability to conduct primary offerings under a Form S-3 registration statement, including with respect to issuances under our at-the-market program. Under such limitations, we may not sell, during any 12-month period, securities on Form S-3 having an aggregate market value of more than one-third of our public float. As of March 24, 2023, our public float calculated in accordance with General Instruction I.B.6 of Form S-3 was $28.7 million.

2022 Convertible Notes Issuance.

We entered into a securities purchase agreement (the “SPA”) with Streeterville Capital, LLC (“Streeterville”) on March 10, 2022, pursuant to which Streeterville purchased two unsecured promissory notes with substantively identical terms. Streeterville purchased the first note on March 10th and the second note on June 29th, each note with an aggregate principal amount of $5.4 million in exchange for $5.0 million less certain expenses. We received approximately $9.3 million, net of transaction expenses, in connection with these issuances.

The notes mature in September and December 2023 and, as a result, are reflected as a current liability on our consolidated balance sheet. Beginning six months following the issuance of each note, Streeterville has the right to redeem up to $0.5 million of the outstanding balance of each note per month. Payments may be made by the Company, generally at the Company’s option, (a) in cash, (b) by paying the redemption amount in the form of shares of common stock or (c) a combination of cash and shares of common stock. If paid in common stock, the number of redemption shares to be issued is based on a 15% discount to market, as further defined in the note agreements. Through December 2022, Streeterville made three separate redemption requests totaling $1.5 million, we made the redemption payments in cash. In January 2023, the note agreements were amended whereby Streeterville waived their right to redemptions through March 31, 2023, in exchange for a fee equal to 3.75% of the outstanding note balance. This fee was added to the outstanding principal balance to be paid at maturity. As of March 24, 2023, our total outstanding indebtedness to Streeterville including principal, accrued interest and fees was $10.2 million.

We need to raise additional funds in the near term to continue operations. We intend to obtain these funds from sales of our common stock through registered direct offerings and the use of our aftermarket program. While we can provide no assurances that we will be able to raise additional funds through any future equity or debt financings, the terms of those financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, will result in dilution to our stockholders.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U. S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, income taxes, warranty obligations, maintenance contracts and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Capitalized Software Development

We capitalize internally developed software using the Agile software development methodology which allows us to accurately track, and record costs associated with new software development and enhancements.

Pursuant to ASC Topic 250-40 Internal Use Software Accounting Capitalization, certain development costs related to our products during the application development stage are capitalized as part of property and equipment. Costs incurred in the preliminary stages of development are expensed as incurred. The preliminary stage includes such activities as conceptual formulation of alternatives, evaluation of alternatives, determination of existence of needed technology, and the final selection of alternatives. Once the application development stage is reached, internal and external costs are capitalized until the software is complete and ready for its intended use. Capitalized internal use software is amortized on a straight-line basis over its estimated useful life, which is generally three years.

Revenue Recognition

We recognize product revenue upon shipment or after meeting certain performance obligations. These products can include hardware, software subscriptions and consulting services. Most of our sales are from consulting services. We also offer software on a subscription basis subject to software as a service (”SaaS”). Warranty costs and sales returns have not been material.

We recognize sales of its consulting services in accordance with FASB ASC Topic 606 whereby revenue from contracts with customers are recognized once the criteria under the five steps below are met:

i)	identification of the contract with a customer;

ii)	identification of the performance obligations in the contract;

iii)	determination of the transaction price;

iv)	allocation of the transaction price to the separate performance obligations; and

v)	Recognition of revenue upon satisfaction of a performance obligation.

Consulting services include reporting are typically done monthly, and revenue is matched accordingly. Product sales may include maintenance and customer support allocated revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy using the relative selling price method. All product offering and service offering market values are readily determined based on current and prior stand-alone sales. We defer and recognize maintenance, updates, and support revenue over the term of the contract period, which is generally one year.

Normal payment terms offered to customers, distributors and resellers are net 30 days domestically. We do not offer payment terms that extend beyond one year and rarely extend payment terms beyond our normal terms. If certain customers do not meet our credit standards, we require payment in advance to limit our credit exposure.

Shipping and handling costs are billed to the customer and included in revenue. Shipping and handling expenses are included in cost of revenue. We have elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods.

With our newest product, INTRUSION Shield, we began offering software on a subscription basis. INTRUSION Shield is a hosted arrangement subject to software as a service guidance under ASC 606. SaaS arrangements are accounted for as subscription services not arrangements that transfer a license of intellectual property.

We utilize the five-step process, mentioned above, per FASB ASC Topic 606 to recognize sales and will follow that directive, also, to define revenue items as individual and distinct. INTRUSION Shield services provided to our customers for a fixed monthly subscription fee include:

•	Access to Intrusion’s proprietary software and database to detect and prevent unauthorized access to our clients’ information networks;
•	Use of all software, associated media, printed materials, data, files, online documentation, and any equipment that Intrusion provides for customers to access the INTRUSION Shield; and
•	Tech support, post contract customer support (PCS) including daily program releases or corrections are provided by Intrusion without additional charge.

Our contract provides for no other services, and our customers have no rebates or return rights, nor are any such rights anticipated to be offered as part of this service.

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

Allowances for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our receivables are uncollateralized, and we expect to continue this policy in the future. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, increased allowances may be required. Historically, our estimate for sales returns and doubtful accounts have not differed materially from actual results.

Fair Value of Financial Instruments

We calculate the fair value of our assets and liabilities which qualify as financial instruments and include additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of accounts receivable, accounts payable and accrued expenses approximate their carrying amounts due to the relatively short maturity of these instruments. Notes payable and financing and operating leases approximate fair value as they bear market rates of interest. None of these instruments are held for trading purposes.

Recent Accounting Pronouncements

See Note 2 to the consolidated financial statements (Part II, Item 8 of this Form 10-K).

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

The Company’s management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s evaluation included an assessment of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company’s overall control environment. Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of the year ended December 31, 2022, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. The Company reviewed the results of management’s assessment with the Audit Committee of the Board of Directors.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Certain information required by Part III is omitted from this Form 10-K because we will file a definitive Proxy Statement for our 2023 annual meeting of stockholders pursuant to Regulation 14A (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included therein is incorporated herein by reference.

Item 10. Directors, Executive Officers, and Corporate Governance.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)     1. Consolidated Financial Statements.

The following consolidated financial statements of Intrusion Inc. and subsidiaries, are submitted as a separate section of this report (See F-pages):

Exhibit Number	Description of Exhibit
3.1(3)	Restated Certificate of Incorporation of the Registrant
3.2(5)	Certificate of Amendment to Certificate of Incorporation of Registrant
3.3(2)	Bylaws of the Registrant
4.1(6)	Specimen Common Stock Certificate
4.2(19)	Description of the Registrant’s Capital Stock
4.3(14)	Form of Convertible Promissory Note #1 Issued Under the Securities Purchase Agreement dated March 10, 2022, by and between the Registrant and Streeterville Capital, LLC.
4.4(14)	Form of Convertible Promissory Note #2 Issued Under the Securities Purchase Agreement dated March 10, 2022, by and between the Registrant and Streeterville Capital, LLC.
4.5(15)	Form of Warrant Issued under that Securities Purchase Agreement between the Registrant and the Purchaser identified on the signature pages thereto, dated September 12, 2022
10.1(14)	Securities Purchase Agreement dated March 10, 2022, by and Between the Registrant and Streeterville Capital, LLC
10.2(16)	Amendment dated January 11,2023, to the Securities Purchase Agreement dated March 10, 2022, by and between the Registrant and Streeterville Capital, LLC.
10.3(15)	Securities Purchase Agreement between the Registrant and the Purchasers identified on the signature pages thereto, dated September 12, 2022
10.4(17)	Note Purchase Agreement dated February 23, 2023, by and Between Registrant and Streeterville Capital, LLC
10.5(18)	Sublease Agreement between the Registrant and CliftonLarsonAllen LLP dated September 28, 2020
10.6(18)	Lease between the Registrant and JBA Portfolio, LLC, executed as of February 3, 2021
10.7(2)+	Amended and Restated 401(k) Savings Plan of the Registrant
10.8(4)+	Intrusion Inc. 401(k) Savings Plan Summary of Material Modifications
10.9(7)+	Amended 2005 Stock Incentive Plan of the Registrant
10.10(8)+	2015 Stock Incentive Plan of the Registrant
10.11(9)+	Form of Notice of Grant of Stock Option
10.12(9)+	Form of Stock Option Agreement
10.13(9)+	Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Initial Grant)
10.14(9)+	Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Annual Grant)
10.15(9)+	Form of Automatic Stock Option Agreement
10.16(10)+	Intrusion Inc. 2021 Omnibus Incentive Plan
10.17(11)+	Form of Incentive Stock Option Award Agreement to the Intrusion Inc. 2021 Omnibus Incentive Plan
10.18(1)+	Form of Restricted Stock Award Agreement to the Intrusion Inc. 2021 Omnibus Incentive Plan
10.19(1)+	Form of Non-Qualified Stock Option Agreement to the Intrusion Inc. 2021 Omnibus Incentive Plan
10.20(12)	Sales Agreement, dated August 5, 2021, between the Registrant and B. Riley Securities, Inc.
10.21(13)+	Executive Employment Agreement between Intrusion Inc. and Anthony Scott, dated November 11, 2021
14.1(19)	Code Of Conduct
21(1)	List of Subsidiaries of Registrant
23.1(1)	Consent of Whitley Penn LLP, Independent Registered Public Accounting Firm
31.1(1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act
31.2(1)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act
32.1(1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(1)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document.
101.SCH(1)	XBRL Taxonomy Extension Schema Document.
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document.

+ Indicates management contract or compensatory plan.

(1)	Filed herewith
(2)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, which Exhibit is incorporated herein by reference.
(3)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 15, 2010, which Exhibit is incorporated herein by reference.
(4)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, which Exhibit is incorporated herein by reference.
(5)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (as amended), which Exhibit is incorporated herein by reference.
(6)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (as amended), which Exhibit is incorporated herein by reference.
(7)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 15, 2005, which Exhibit is incorporated herein by reference.
(8)	Filed as an Exhibit to the Registrant’s Definitive Proxy Statement on Schedule 14A in connection with the solicitation of proxies for its Annual Meeting of Stockholders held May 14, 2015, which Exhibit is incorporated herein by reference.
(9)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (as amended), which Exhibit is incorporated herein by reference.
(10)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on May 24, 2021, which Exhibit is incorporated by reference herein.
(11)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2021, which Exhibit is incorporated by reference herein.
(12)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 filed on August 5, 2021, which Exhibit is incorporated by reference herein.
(13)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on November 17, 2021, which Exhibit is incorporated by reference herein.
(14)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on March 10, 2022, which Exhibit is incorporated by reference herein.
(15) (16) (17)

Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on September 12, 2022, which Exhibit is incorporated by reference herein.

Filed as an Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 17, 2023.

Filed as an Exhibit 10.1 to Registrant’s Current Report on Form 8-K on March 1, 2023

(18)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2020, which Exhibit is incorporated herein by reference.
(19)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2021, which Exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2023	INTRUSION INC.
(Registrant)

	By:	/s/ Anthony Scott
Anthony Scott
Chief Executive Officer, Director
(Principal Executive Officer)

	By:	/s/ Kimberly Pinson
Kimberly Pinson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony Scott	Chief Executive Officer, Director	March 31, 2023
Anthony Scott	(Principal Executive Officer)

/s/ Kimberly Pinson	Chief Financial Officer	March 31, 2023
Kimberly Pinson	Principal Financial and Accounting Officer

/s/ Anthony J. LeVecchio	Executive Chairman, Director	March 31, 2023
Anthony J. LeVecchio

/s/ James F. Gero	Director	March 31, 2023
James F. Gero

/S/ Katrinka B. McCallum	Director	March 31, 2023
Katrinka B. McCallum

/S/ Gregory K. Wilson	Director	March 31, 2023
Gregory K. Wilson

/S/ Jamie M. Schnur	Director	March 31, 2023
Jamie M. Schnur

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Intrusion Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Intrusion Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has suffered recurring losses from operations, negative cash flows from operations, and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Dallas, Texas

March 31, 2023

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$3,015	$4,100
Accounts receivable	530	1,034
Prepaid expenses and other assets	1,877	356
Total current assets	5,422	5,490
Noncurrent Assets:
Property and equipment:
Equipment	2,865	2,517
Capitalized software development	1,380	–
Furniture and fixtures	43	43
Leasehold improvements	78	67
Property and equipment, gross	4,366	2,627
Accumulated depreciation and amortization	(2,208)	(1,567)
Property and equipment, net	2,158	1,060
Finance leases, right-of-use assets, net	1,048	1,709
Operating leases, right-of-use assets, net	504	808
Other assets	143	166
Total noncurrent assets	3,853	3,743
TOTAL ASSETS	$9,275	$9,233

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable, trade	$1,273	$718
Accrued expenses	446	534
Finance lease liabilities, current portion	667	644
Operating lease liabilities, current portion	294	935
Notes payable	10,114	–
Deferred revenue	455	560
Total current liabilities	13,249	3,391

Noncurrent Liabilities:
Finance lease liabilities, noncurrent portion	10	673
Operating lease liabilities, noncurrent portion	231	1,250
Total noncurrent liabilities	241	1,923

Commitments and Contingencies – (See Note 7)

Stockholders’ Equity (Deficit):
Common stock $0.01 par value: Authorized shares — 80,000 Issued shares — 21,198 in 2022 and 19,135 in 2021 Outstanding shares — 21,188 in 2022 and 19,125 in 2021	212	191
Common stock held in treasury, at cost – 10 shares	(362)	(362)
Additional paid-in capital	92,304	84,230
Accumulated deficit	(96,326)	(80,097)
Accumulated other comprehensive loss	(43)	(43)
Total stockholders’ equity (deficit)	(4,215)	3,919
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9,275	$9,233

The accompanying notes are an integral part of these consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021
Revenue	$7,529	$7,277
Cost of Revenue	3,354	3,621

Gross Profit	4,175	3,656

Operating Expenses:
Sales and marketing	6,510	10,935
Research and development	6,465	6,328
General and administrative	7,483	5,896

Operating Loss	(16,283)	(19,503)

Interest and Other Income	2,028	722
Interest Expense	(2,359)	(21)
Gain on Lease Termination	385	–

Loss Before Income Taxes	(16,229)	(18,802)
Income Tax	–	–

Net Loss	$(16,229)	$(18,802)

Net Loss Per Share:
Basic	$(.82)	$(1.05)
Diluted	$(.82)	$(1.05)

Weighted Average Common Shares Outstanding:
Basic	19,791	17,992
Diluted	19,791	17,992

The accompanying notes are an integral part of these consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Common Stock		Treasury Stock		Accumulated Other Comprehensive Loss	Additional Paid-In-Capital	Accumulated Deficit	Total
	Dollars	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars
Balance, December 31, 2020	$174	17,428	$(362)	10	$(43)	$77,187	$(61,295)	$15,661
Restricted Stock Awards	1	149	–	–	–	(1)	–	–
Public stock offering, net of fees	13	1,302	–	–	–	5,543	–	5,556
Stock-based compensation expense	–	–	–	–	–	1,260	–	1,260
Exercise of stock options	3	256	–	–	–	241	–	244
Net loss	–	–	–	–	–	–	(18,802)	(18,802)
Balance, December 31, 2021	191	19,135	(362)	10	(43)	84,230	(80,097)	3,919
Stock-based compensation expense	–	–	–	–	–	1,456	–	1,456
Exercise of stock options	1	99	–	–	–	66	–	67
Public stock offering, net of fees	6	541	–	–	–	1,979	–	1,985
Restricted stock awards	1	103	–	–	–	(1)	–	–
Tax withholdings related to stock-based compensation awards	–	–	–	–	–	(9)	–	(9)
Registered direct offering proceeds, net of fees	12	1,213	–	–	–	4,284	–	4,296
Issuance of common stock to terminate operating lease	1	75	–	–	–	199	–	200
Nonregistered private placement	–	32	–	–	–	100	–	100
Net loss	–	–	–	–	–	–	(16,229)	(16,229)
Balance, December 31, 2022	$212	21,198	$(362)	10	$(43)	$92,304	$(96,326)	$(4,215)

The accompanying notes are an integral part of these consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021
Operating Activities:
Net Loss	$(16,229)	$(18,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,308	780
Bad debt expense	–	27
Stock-based compensation	1,456	1,260
Non-cash lease costs	304	243
Amortization of debt issuance costs	861	–
Non-cash interest on notes payable	1,463	–
Gain on termination/modification of operating lease	(385)	(17)
Gain on extinguishment of debt	–	(635)
Changes in operating assets and liabilities:
Accounts receivable	504	172
Prepaid expenses and other assets	(1,533)	7
Accounts payable and accrued expenses	206	218
Operating lease liabilities	(1,040)	(193)
Deferred revenue	(105)	383
Net cash used in operating activities	(13,190)	(16,557)

Investing Activities:
Purchases of property and equipment	(307)	(1,063)
Capitalized software development	(1,172)	–
Purchases of intangible assets – domain name	–	(85)
Net cash used in investing activities	(1,479)	(1,148)

Financing Activities:
Proceeds from note payable, net of original issue discount	10,000	–
Payments of debt issuance costs	(710)	–
Principal payments on notes payable	(1,500)	–
Reduction of finance lease liability	(645)	(699)
Proceeds from public stock offering, net of fees	1,985	5,556
Proceeds from registered direct offering, net of fees	4,296	–
Proceeds from non-registered private placement	100	–
Proceeds from stock options exercised	67	244
Tax withholdings related to stock-based compensation awards	(9)	–
Net cash provided by financing activities	13,584	5,101

Net decrease in cash and cash equivalents	(1,085)	(12,604)
Cash and cash equivalents at beginning of year	4,100	16,704
Cash and cash equivalents at end of year	$3,015	$4,100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Cash paid for interest	$35	$20

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capitalized assets and capitalized software included in accounts payable	$261	$–
Common stock issued for lease termination	$200	$–
Assets acquired under a Right of Use (“ROU”) operating lease	$–	$489
Assets acquired under a ROU finance lease	$5	$1,995

The accompanying notes are an integral part of these consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Intrusion, Inc. (together with its consolidated subsidiaries, the “Company,” Intrusion,” “Intrusion Inc.”, “we”, “us”, “our”, or similar terms) was organized in Texas in September 1983 and reincorporated in Delaware in October 1995. Our principal executive offices are located at 101 East Park Boulevard, Suite 1200, Plano, Texas 75074, and our telephone number is (972) 234-6400. Our website URL is www.intrusion.com.

The Company develops, sells, and supports products that protect any-sized company or government organization by fusing advanced threat intelligence with real-time mitigation to kill cyberattacks as they occur – including Zero-Days. The Company markets and distributes its solutions through a direct sales force and value-added resellers. The Company’s end-user customers include U.S. federal government entities, state and local government entities, and companies ranging in size from mid-market to large enterprises.

TraceCop (“TraceCop™”) and Savant (“Savant™”) are registered trademarks of Intrusion Inc. The Company has applied for trademark protection for the Company’s new INTRUSION Shield cybersecurity solution.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements include its accounts and those of its wholly owned subsidiary and are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation.

Going Concern

As of December 31, 2022, the Company had cash and cash equivalents of $3.0 million and a working capital deficit of $7.8 million. The Company has incurred net operating losses in each of the last three years. The Company’s principal sources of cash for funding operations in 2022 was through the issuance of the two Streeterville notes which contributed $9.3 million, net of issuance costs (see Note 6), and $6.4 million from the sale and issuance of common stock and warrants. The Streeterville notes have maturities of September 10, and December 29, 2023. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management plans to fund operations of the Company through additional debt or equity financing. If the Company is not able to obtain additional debt or equity financing on terms and conditions acceptable to the Company, the Company may be unable to implement the Company’s business plan, fund its liquidity needs or even continue its operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances that may at times exceed federally insured limits. The Company’s cash balances are maintained at a high-quality financial institution, and the Company believes the credit risk related to these cash balances is minimal. As of December 31, 2022, and 2021, the Company had approximately $3.0 and $4.1 million, respectively, of cash and cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and an increase to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance.

The Company’s accounts receivable represents unconditional contract billings for sales per contracts with customers and are classified as current. As of December 31, 2022, and 2021, and January 1, 2021, the Company had accounts receivable balances of $0.5, $1.0 and $1.2 million, respectively. The Company did not recognize an allowance for doubtful accounts as of December 31, 2022, and 2021.

Risk Concentration

Financial instruments, which potentially subject the Company to concentrations of credit risk, consists primarily of cash and cash equivalents, investments, and accounts receivable. Cash and cash equivalent deposits are at risk to the extent that they exceed Federal Deposit Insurance Corporation insured amounts. To minimize risk, the Company places its investments in U.S. government obligations, corporate securities, and money market funds. Substantially all the Company’s cash, cash equivalents and investments are maintained with one major U.S. financial institution. The Company does not believe that it is subject to any unusual financial risk with the Company’s banking arrangements. The Company has not experienced any significant losses on its cash and cash equivalents.

The Company sells its products to customers primarily in the U.S. In the future, the Company may sell the Company’s products internationally. Fluctuations in currency exchange rates and adverse economic developments in foreign countries could adversely affect the Company’s operating results. The Company performs ongoing credit evaluations of its customers’ financial condition and generally require no collateral. The Company maintains reserves for potential credit losses, and such losses, in the aggregate, have historically been minimal.

The Company’s operations are concentrated in one area - security software/entity identification. Sales to the U.S. Government through direct and indirect channels totaled 65.8% of total revenues attributable to seven government customers and 71.4% of total revenues attributable to seven government customers for the years ended December 31, 2022, and 2021, respectively. Three individual government customers and two individual commercial customers during the year ended December 31, 2022, individually accounted for over 10% of total revenues and during the year ended December 31, 2021, three government customers and one commercial, individually accounted for over 10% of total revenues. The Company’s similar product and service offerings are not viewed as individual segments, as the Company’s management analyzes the business as a whole and expenses are not allocated to each product offering.

Prepaid Expenses and Other Assets

The Company’s prepaid expenses and other assets balance is primarily related to prepaid insurance, prepaid software, and other subscription services, which represents the unamortized balance of insurance premiums, or other prepaid services and products. These payments are amortized on a straight-line basis over the policy or service term.

Property and Equipment

Equipment, furniture, and fixtures are stated at cost less accumulated depreciation and depreciated on a straight-line basis over the estimated useful lives of the assets. Such lives vary from 1 to 5 years. Leasehold improvements are stated at cost less accumulated amortization and are amortized on a straight-line basis over the shorter of estimated useful lives of the assets or the remaining terms of the leases. Such lives vary from 2 to 5 years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Repair and maintenance costs are expensed as incurred.

During 2022, the Company began the capitalization of internally developed software due to implementing the Agile software development methodology which allowed the Company to accurately track, and record costs associated with new software development and enhancements.

Pursuant to ASC Topic 350-40 Internal Use Software Accounting Capitalization, certain development costs related to the Company’s products during the application development stage are capitalized as part of property and equipment. Costs incurred in the preliminary stages of development are expensed as incurred. The preliminary stage includes such activities as conceptual formulation of alternatives, evaluation of alternatives, determination of existence of needed technology, and the final selection of alternatives. Once the application development stage is reached, internal and external costs are capitalized until the software is complete and ready for its intended use. Capitalized internal use software is amortized on a straight-line basis over its estimated useful life, which is generally three years.

Depreciation and amortization are recorded as operating expenses in the Consolidated Statement of Operations. Depreciation and amortization related to the Company’s property and equipment balances totaled approximately $0.6 million and $0.5 million for the years ended December 31, 2022, and 2021, respectively.

Long-Lived Assets

The Company reviews long-lived assets, including property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows to be generated by the asset. If the carrying value exceeds the future undiscounted cash flows, the assets are written down to fair value. During the years ended December 31, 2022, and 2021, there was no impairment of long-lived assets.

Leases

The Company accounts for leases using the guidance in FASB ASC 842. The Company evaluates new contracts at inception to determine if the contract conveys the right to control the use of an identified asset for a period in exchange for periodic payments. A lease exists if the Company obtains substantially all the economic benefits of an asset, and the Company has the right to direct the use of that asset. When a lease exists, the Company records a right-of-use asset that represents its right to use the asset over the lease term and a lease liability that represents its obligation to make payments over the lease term. Lease liabilities are recorded at the sum of future lease payments discounted by the collateralized rate the Company could obtain to lease a similar asset over a similar period, and right-of-use assets are recorded equal to the corresponding lease liability, plus any prepaid or direct costs. The Company does not recognize leases with initial terms of 12 months or less.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, or other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonable estimated. The Company is involved in various lawsuits, claims and administrative proceedings arising in the normal course of business. For additional information, see Note 7 – Commitments and Contingencies.

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

Fair Value of Financial Instruments

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and include additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of accounts receivable, accounts payable and accrued expenses approximate their carrying amounts due to the relatively short maturity of these instruments. Notes payable and financing and operating leases approximate fair value as they bear market rates of interest. None of these instruments are held for trading purposes.

Revenue Recognition

The Company recognizes product revenue upon shipment or after meeting certain performance obligations. These products can include hardware, software subscriptions and consulting services. Most of the Company’s sales are from consulting services. The Company also offers software on a subscription basis subject to software as a service (”SaaS”). Warranty costs and sales returns have not been material.

The Company recognize sales of its consulting services in accordance with FASB ASC Topic 606 whereby revenue from contracts with customers are recognized once the criteria under the five steps below are met:

i)	identification of the contract with a customer;

ii)	identification of the performance obligations in the contract;

iii)	determination of the transaction price;

iv)	allocation of the transaction price to the separate performance obligations; and

v)	Recognition of revenue upon satisfaction of a performance obligation.

Consulting services generally include reporting and are typically done monthly, and revenue is matched accordingly. Product sales may include maintenance and customer support allocated revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy using the relative selling price method. All product offering and service offering market values are readily determined based on current and prior stand-alone sales. The Company defers and recognize maintenance, updates, and support revenue over the term of the contract period, which is generally one year.

Normal payment terms offered to customers, distributors and resellers are net 30 days domestically. The Company does not offer payment terms that extend beyond one year and rarely does it extend payment terms beyond its normal terms. If certain customers do not meet its credit standards, the Company does require payments in advance to limit its credit exposure.

Shipping and handling costs are billed to the customer and included in revenue. Shipping and handling expenses are included in cost of revenue. The Company has elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods.

With the Company’s newest product, INTRUSION Shield, the Company began offering software on a subscription basis. INTRUSION Shield is a hosted arrangement subject to software as a service guidance under ASC 606. SaaS arrangements are accounted for as subscription services, not arrangements that transfer a license of intellectual property.

The Company utilizes the five-step process, mentioned above, per FASB ASC Topic 606 to recognize sales and will follow that directive, also, to define revenue items as individual and distinct. INTRUSION Shield services provided to its customers for a fixed monthly subscription fee include:

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

INTRUSION Shield contracts provide for no other services, and the Company’s customers have no rebates or return rights, nor are any such rights anticipated to be offered as part of this service.

The Company satisfies its performance obligation when its INTRUSION Shield solution is available to detect and prevent unauthorized access to a client’s information networks. Revenue is recognized monthly over the term of the contract. The Company’s standard initial contract terms automatically renew unless notice is given 30 days before renewal. Upfront payment of fees is deferred and amortized into income over the period covered by the contract.

The Company’s accounts receivable represents unconditional contract billings for sales per contracts with customers and are classified as current assets. As of December 31, 2022, and 2021, the Company had accounts receivable balance of $0.5 and $1.0 million, respectively. The Company did not recognize an allowance for doubtful accounts as of December 31, 2022, and 2021.

The Company classifies its contract assets as receivables because the Company generally has an unconditional right to payment for its sales or services performed at the end of the reporting period. As a result, the Company had no material contract assets as of December 31, 2022, and 2021.

Contract liabilities consist of cash payments in advance of the Company satisfying performance obligations and recognizing revenue. The Company currently classifies contract liabilities as deferred revenue.

The following table presents changes in the Company’s contract liability during the years ended December 31, 2022, and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Balance at beginning of year	$560	$177
Additions	1,877	1,953
Revenue recognized	(1,982)	(1,570)
Balance at end of year	$455	$560

Accounting for Stock-based Compensation Awards

The Company accounts for share-based compensation awards using the guidance in FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). The Company’s share-based compensations awards are awarded to directors, officers, and employees. ASC 718 requires all such share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Share-based compensation expense recognized in the statements of operations for the years ended 2022 and 2021 is based on awards ultimately expected to vest.

Research and Development Costs

The Company’s research and development of new software products are expensed until the application development stage is obtained. Once the application development stage is reached, internal and external costs are capitalized until the software is complete and ready for its intended use. The company incurs research and development costs that relate primarily to the development of new security software, appliances and integrated solutions, and major enhancements to existing services and products. Research and development costs are comprised primarily of sales and related benefit expenses, contract labor and prototype and other expenses incurred during research and development efforts.

Pursuant to ASC Topic 350-40 Internal Use Software Accounting-Capitalization, software development costs related to the Company’s products during the application development stage are capitalized.

Advertising Expenses

The cost of advertising is expensed as incurred or deferred until first use of advertising and expensed ratably over the applicable periods. Advertising expense was $0.5 million and $1.3 million for 2022 and 2021, respectively.

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

FASB ASC 740 creates a single model to address accounting for uncertainty in tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FASB ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There are no unrecognized tax benefits to disclose in the notes to the consolidated financial statements.

The Company files income tax returns in the U.S. federal jurisdiction. On December 31, 2022, tax returns related to fiscal years ended December 31, 2019 through December 31, 2021 remain open to possible examination by most tax authorities while tax returns in a few states remaining open related to fiscal years ended December 31, 2018 through December 31, 2021. No tax returns are currently under examination by any tax authorities.

Net Loss Per Share

The Company reports two separate net loss per shares numbers, basic and diluted. Basic net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders for the year by the weighted average number of common shares outstanding for the year. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders for the year by the weighted average number of common shares and dilutive common stock equivalents outstanding for the year. The common stock equivalents include all common stock issuable upon the exercise of outstanding options and vesting of restricted stock awards. The aggregate number of common stock equivalents excluded from the diluted loss per share calculated for the year ended December 31, 2022 totaled 1,317,973 and 901,388, respectively. Since the Company is in a net loss position for the year ended December 31, 2022, and 2021, basic and dilutive net loss per share is the same.

Recent Accounting Pronouncements

None.

3. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (dollars in thousands):

	December 31,
	2022	2021

Prepaid insurance	$107	$105
Prepaid licenses	98	80
Employee retention credit receivable	1,363	–
Prepaid other	309	171
Total prepaid expenses and other assets	$1,877	$356

4. Accrued Expenses

Accrued expenses consisted of the following (dollars in thousands):

	December 31,
	2022	2021

Accrued legal and professional fees	$189	$254
Accrued payroll	195	211
Employee benefits payable	36	22
Other	26	47
Total accrued expenses	$446	$534

5. Right-of-use Asset and Leasing Liabilities

The Company has operating, and finance leases and records right-of-use assets and related lease liabilities as required under ASC 842. The lease liabilities are determined by the net present value of total lease payments and amortized over the life of the lease. All obligations under the Company’s lease agreements are designed to terminate with the last scheduled payment. The Company leases are for the following types of assets:

•	Computer hardware and copy machines – The Company’s finance lease right-of-use assets consist of computer hardware and copy machines. These leases have a three-year life and are in various stages of completion.

•	Office space – The Company’s operating lease right-of-use assets include rental agreements for its offices in Plano, TX and a data service center in Allen, TX. The Plano offices operating lease liability was modified during the year ended December 31, 2021, to add an additional floor of office space and terminate the prior lease. The modified lease has a life of ten months as of December 31, 2022. The data service center operating lease liability has a life of two years and ten months as of December 31, 2022.

Lease balances are recorded on the consolidated balance sheet as follows (in thousands):

	December 31,
	2022	2021
Assets:
Finance leases, right-of-use assets, net	$1,048	$1,709
Operating leases, right-of-use assets, net	504	808
Total lease assets	1,552	2,517
Liabilities:
Current:
Finance leases liabilities, current portion	667	644
Operating leases liabilities, current portion	294	935
Non-current:
Finance leases liability, noncurrent portion	10	673
Operating lease liability, noncurrent portion	231	1,250
Total lease liabilities	$1,202	$3,502

Weighted average remaining lease term – Finance leases	1.58 years	2.66 years
Weighted average remaining lease term – Operating leases	2.20 years	2.94 years
Weighted average discount rate – Finance leases	3.37%	3.35%
Weighted average discount rate – Operating leases	3.42%	4.70%

As the implicit rate is not readily determinable for the Company's lease agreement, the Company uses an estimated incremental borrowing rate to determine the initial present value of lease payments. This discount rate for the lease approximates federal reserves’ prime rate.

The gross amount of assets recorded under finance leases was $3.2 million as of the years ended December 31, 2022, and 2021.

Certain of the Company’s lease agreements have options to extend the lease after the expiration of the initial term. The Company recognizes the cost of a lease over the expected total term of the lease, including optional renewal periods that the Company can reasonably expect to exercise. The Company does not have material obligations whereby the Company guarantees a residual value on assets the Company leases, nor do the Company’s lease agreements impose restrictions or covenants that could affect its ability to make distributions.

Schedule of Items Appearing on the Statement of Operations (in thousands):

	Year Ended
	December 30, 2022	December 31, 2021
Operating expense:
Amortization expense – Finance ROU	$665	$306
Lease expense – Operating ROU	304	341
Other expense:
Interest expense – Finance ROU	35	20
Total Lease Expense	$1,004	$667

Other supplemental information related to the Company’s leases are as follows:

	Year Ended
	December 30, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$(1,085)	$33
Operating cash flows for finance leases	665	306
Financing cash flows for finance leases	(645)	(699)

Future minimum lease obligations consisted of the following as of December 31, 2022 (in thousands):

	Operating	Finance
Year ending December 31,	ROU Leases	ROU Leases	Total
2023	$307	$680	$987
2024	123	8	131
2025	115	3	118
	$545	$691	$1,236
Less Interest*	(20)	(14)
	$525	$677

*	Interest is imputed for operating ROU leases and classified as lease expense and is included in operating expenses in the accompanying consolidated statements of operations.

6.	Notes Payable

On March 10, 2022, Intrusion Inc. entered into an unsecured loan agreement with Streeterville Capital, LLC whereby the Company could draw up to $10.0 million in two separate tranches of $5.0 million through the issuance of two separate promissory notes of $5.4 million each, with an initial interest rate of 7%, subject to some increases in the case of, among other things, an event of default. On March 10, 2022, the Company received $4.6 million in net funds from the first tranche (First Note) pursuant to a promissory note executed contemporaneously with the execution of the loan agreement. On June 29, 2022, the Company received an additional $4.7 million in net funds from the second tranche (Second Note) pursuant to a promissory note. Each note has an 18-month maturity, may be prepaid subject to varying prepayment premiums, and may be redeemed at any time after six months into the term of such note in amounts up to $0.5 million per calendar month upon the noteholder’s election. The Company has the option, in its sole discretion, to satisfy any redemption demands in cash or shares of its common stock that will be issued in an amount equal to the dollar amount of the redemption demand divided by the number that represents 85% of the average of the two lowest daily volume weighted average prices of common stock over a fifteen-day trailing period. This option to settle in shares at an 15% discount is deemed a beneficial conversion feature (“BCF”).

The loan agreement and accompanying notes are subject to standard and customary events of default, including, without limitation, the Company’s continued listing on the Nasdaq or New York Stock Exchange. While the notes remain outstanding, the Company will be subject to certain conditions and restrictions, including, without limitation the following: the noteholder’s right to consent to any future variable rate transactions (excluding ATMs, equity offerings, or private placements without market adjustable features) and any debt (excluding bank loans, lines of credit, mortgagees, leases, or asset backed loans); the noteholder’s right to participate in any debt or equity financings, excluding (ATMs, loans, lines of credit, mortgagees, leases, or asset backed loans); a prohibition on the Company’s ability to extend or enter into any agreement restricting its ability to issue common stock under the notes; as well as a prohibition on its ability to permit any other lender to participate alongside the noteholder via any debt financing structures.

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

On March 10, 2022, the Company recorded debt issue costs of $0.7 million as an offset to the promissory note to be amortized over the 18-month term associated with the First Note. On June 29, 2022, the Company recorded debt issue costs of $0.7 million as an offset to the promissory note to be amortized over the 18-month term associated with the Second Note. As of December 31, 2022, the balance of unamortized debt issuance costs for both notes were $0.5 million. For the year ended December 31, 2022, the Company recorded $0.9 million for amortization of the debt discounts related to both notes to interest expense in the accompanying Consolidated Statement of Operations. The effective interest rate of the notes payable including amortization of the debt issuance costs and accretion of BCF is 35.19%.

For the year ended December 31, 2022, the Company recorded $1.5 million of interest expense in the accompanying Consolidated Statement of Operations. The interest recorded associated with the unsecured promissory notes increases the associated notes payable on the accompanying Consolidated Balance Sheet. The balances on the notes payable mature in September and December 2023.

On January 11, 2023, the Company amended the promissory notes issued pursuant to the unsecured loan agreement with Streeterville Capital, LLC whereby the noteholder agreed to waive their redemption rights through March 31, 2023, in exchange for a fee equal to 3.75% of the outstanding principal balance which was added to the outstanding indebtedness.

7. Commitments and Contingencies

Change of Control and Severance Agreements

Certain members of the Company’s management are parties to severance and change of control agreements with the Company. The severance and change in control agreements provide those individuals with severance payments in certain circumstances and prohibit such individuals from, among other things, competing with the Company during his or her employment. In addition, the severance and change of control agreements prohibit subject individuals from, among other things, disclosing confidential information about the Company and its products or interfering with a client or customer of the Company, in each case during his or her employment and for certain periods (including indefinite periods) following the termination of such person’s employment.

Legal Proceedings

The Company is periodically involved in various litigation claims arising in the normal course of business. The Company believes these actions are routine and incidental to the business. While the outcome of these actions cannot be predicted with certainty, the Company does not believe that any will have a material adverse impact on the Company’s business.

Class Action Litigation

On April 16, 2021, a class action lawsuit was filed in the United States District Court, Eastern District of Texas, Sherman Division, captioned Celeste v. Intrusion Inc. et al., Case No. 4:21-cv-00307 (E.D. Tex.) against the Company, the Company’s now-former chief financial officer, and now-former chief executive officer alleging, among other things, that the defendants made false and/or misleading statements or omissions about the Company’s business, operations, and prospects in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act. The Celeste lawsuit claimed compensatory damages and legal fees.

On May 14, 2021, a related class action lawsuit was filed in the United States District Court, Eastern District of Texas, Sherman Division, captioned Neely v. Intrusion Inc., et al., Case No. 4:12-cv-00374 (E.D. Tex.) against the Company, the Company’s now-former chief financial officer, and now-former chief executive officer. The Neely lawsuit alleged the same violations under the federal securities laws as those alleged in the Celeste lawsuit. The Neely lawsuit also sought compensatory damages and legal fees.

On November 23, 2021, the Court consolidated the Celeste and Neely actions, and appointed a lead plaintiff and lead plaintiff’s counsel. The lead plaintiff filed his amended complaint on February 7, 2022. The amended complaint named the following additional parties as named defendants: Mr. Michael Paxton, a former director and executive officer; Mr. Gary Davis, a former officer; Mr. Joe Head, the current chief technology officer, and a former director; and Mr. James Gero, a current director and chair of the compensation committee.

The parties to the consolidated action held a mediation on April 5, 2022, at the conclusion of which the parties executed a settlement term sheet setting forth the material terms associated with the resolution of the action, subject to the preparation of formal documents and a plan of distribution approved by the Court. The settlement agreement was subject to certain terms and conditions and received final approval by the Court on December 16, 2022. At that time, a final judgment was entered dismissing the case, with the Court retaining jurisdiction over the action for purposes of enforcing the terms of the class settlement agreement. The $3.3 million settlement was paid by the Company’s insurance provider under its insurance policy as the Company’s retention had previously been exhausted.

The lead plaintiff in the class action filed a motion for distribution of settlement funds on February 21, 2023. The Court approved the parties’ class action settlement and plan of allocation on March 22, 2023 and cancelled the previously-rescheduled March 31, 2023, hearing on the motion for distribution, all remaining matters in the class action then-pending having been fully and finally adjudicated.

Securities Investigation

On August 8, 2021, the Company received a notification from the Securities and Exchange Commission, Division of Enforcement, that it was investigating captioned In the Matter of Intrusion Inc. and requesting the Company produce certain documents and information. On November 9, 2021, the Securities and Exchange Commission served a subpoena to the Company in connection with this investigation which formally requested substantially similar information as in the prior request. The Company is continuing to comply with the requests and are cooperating in the investigation. The Company can offer no assurances as to the outcome of this investigation or its potential effect on the Company or its results of operations.

Stockholder Derivative Claim

On June 3, 2022, a verified stockholder derivative complaint was filed in U.S. District Court, District of Delaware by plaintiff Nathan Prawitt (the “Plaintiff Stockholder”) on behalf of Intrusion against certain of the Company’s current and former officers and directors (the “Defendants”). Plaintiff alleges that Defendants through various actions breached their fiduciary duties, wasted corporate assets, and unjustly enriched Defendants by (a) incurring costs and expenses in connection with the ongoing SEC investigation, (b) incurring costs and expenses to defend the Company with respect to the consolidated class action, (c) settling class-wide liability with respect to the consolidated class action, as well as ancillary claims regarding sales of the Company’s common stock by certain of the Defendants. The Plaintiff is seeking remedial actions including improvements in the Company’s corporate governance and internal control policies and reimbursement of legal costs. While the Company is not a named defendant, but a nominal plaintiff in the stockholder derivative claim, the Company will be providing the financial and other assistance for each of the Defendants that the Company is obligated to provide under the Company’s Articles of Incorporation, the Company’s Bylaws, as well as individual indemnifications agreements that are in effect between, the Company and each of the Defendants.

In addition to these legal proceedings, the Company is subject to various other claims that may arise in the ordinary course of business. The Company does not believe that any claims exist where the outcome of such matters would have a material adverse effect on the Company’s condensed consolidated financial position, operating results, or cash flows. However, there can be no assurance such legal proceedings will not have a material impact on the Company’s future results.

8. Common Stock

ATM Offering

In August of 2021, the Company engaged B. Riley Securities, Inc. to act as sales agent under the Company’s at-the-market program, which allows us to potentially sell up to $50.0 million of its common stock on a delayed or continuous basis using a shelf registration statement on Form S-3, which the Company initially filed on August 5, 2021. The shelf registration became effective on August 16, 2021. For the year ended December 31, 2022, the Company has received proceeds of approximately $2.0 million net of fees from the sale of common stock pursuant to the program. Since the program was initiated, the Company has received proceeds of approximately $7.5 million net of fees from the sales of 1,843 thousand shares of common stock pursuant to the program.

Registered Direct Offering

On September 12, 2022, the Company entered in a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers to issue and sell to the purchasers an aggregate of 1,378,677 shares of the Company’s common stock (the “Shares”) each of which was coupled with a warrant to purchase one share of common stock (the “Warrants”) at an aggregate offering price of $4.29 per share and warrant, such offering is hereinafter referred to as its “registered direct offering”. Each warrant has an exercise price of $5.22 per share of common stock, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions and is exercisable from the date of its issuance through September 14, 2027. The Company delivered 939,284 Shares and Warrants on or about September 14, 2022. After September 30, 2022, the company issued an additional 273,309 Shares and related Warrants as a result of delayed closings. On November 10, 2022, the Company, reached an agreement with the sole remaining delayed basis investor in the registered direct offering to reduce the purchaser’s subscription by $0.7 million and, accordingly, reduce the Company’s obligation to issue securities. Following the final closing, the Company had received from its registered direct offering total aggregate proceeds of $5.2 million in exchange for the issuance of an aggregate of 1,212,593 shares of common stock and warrants to purchase 1,212,593 shares of common stock.

9. Stock-Based Compensation

The Company accounts for equity-based compensation in accordance with ASC 718, Compensation – Stock Compensation, which requires that compensation related to all equity-based awards be recognized in the consolidated financial statements. Equity-based compensation cost is valued at fair value at the date of grant, and the grant date fair value is recognized as expense over each award’s requisite service period with a corresponding increase to equity or liability based on the terms of each award and the appropriate accounting treatment under ASC 718.

The Company had three stock-based compensation plans on December 31, 2022, and 2021. These plans which are described below, were developed to retain, and attract key employees and directors.

The 2021 Omnibus Incentive Plan (the “2021 Plan”)

During 2021, the Company added a new incentive 2021 Omnibus Incentive Plan. The purpose of the 2021 Plan is to provide a means through which the Company may attract and retain key personnel and to provide a means whereby directors, officers, employees, consultants and advisors of the Company can acquire and maintain an equity interest in the Company, or be paid incentive compensation, including incentive compensation measured by reference to the value of common stock, thereby strengthening their commitment to the welfare of the Company and aligning their interests with those of the Company’s stockholders.

The 2021 Plan is administered by the Compensation Committee of the Company’s Board of Directors and permits the grant of cash and equity-based awards, which may be awarded in the form of stock options, stock appreciation rights, restricted stock awards, performance awards, other stock-based awards, and other cash-based awards.

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

The 2015 Plan consists of three separate equity incentive programs: the Discretionary Option Grant Program; the Stock Issuance Program; and the Automatic Option Grant Program for non-employee Board members. Officers and employees, non-employee Board members and independent contractors are eligible to participate in the Discretionary Option Grant and Stock Issuance Programs. Participation in the Automatic Option Grant Program is limited to non-employee members of the Board. Each non-employee Board member will receive an option grant for 10,000 shares of common stock upon initial election or appointment to the Board, provided that such individual has not previously been employed by the Company in the preceding three (3) months. In addition, on the date of each annual stockholders’ meeting, each Board member will automatically be granted an option to purchase 10,000 shares of common stock, provided he or she has served as a non-employee Board member for at least three months.

During the year ended December 31, 2021, the Board of Directors (“Board”) approved a new clause to the 2015 Plan, to accelerate the vesting of any unvested equity grants held by outside directors upon their retirement from the Board. Pursuant to the approval of the acceleration clause, during the second quarter of 2021, the equity awards held by two outside board members who retired from the Board in May 2021 became fully vested. The Company accounts for the acceleration of the related stock options as a modification of the option award under ASC 718. Accordingly, the Company recognized incremental stock compensation expense of approximately $0.2 million during the year ended December 31, 2021.

The 2005 Stock Incentive Plan (the “2005 Plan”)

On March 17, 2005, the Board approved the 2005 Stock Incentive Plan (the “2005 Plan”), which was approved by the stockholders on June 14, 2005. The 2005 Plan provided for the issuance of up to 750,000 shares of common stock upon exercise of options granted pursuant to the 2005 Plan. On May 30, 2007, the stockholders approved an Amendment to the 2005 Plan that increased this amount by 750,000 for a total of 1,500,000 shares of common stock that may be issued upon the exercise of options granted pursuant to the 2005 Plan. On May 29, 2008, and May 21, 2009, the stockholders approved an increase of 500,000 shares, respectively, of common stock that may be issued pursuant to the 2005 Plan for a total of 2,500,000 shares. On May 20, 2010, the stockholders approved an additional increase of 500,000 shares of common stock that may be issued pursuant to the 2005 Plan for a total of 3,000,000 shares. On May 19, 2011, the stockholders approved an additional increase of 400,000 shares of common stock that may be issued pursuant to the 2005 Plan for a total of 3,400,000 shares. Finally, on May 17, 2012, the stockholders approved an additional increase of 300,000 shares of common stock that may be issued pursuant to the 2005 Plan for a total of 3,700,000 shares.

The Compensation Committee of the Company’s Board of Directors determines for all employee options, the term of each option, option exercise price within limits set forth in the plans, number of shares for which each option is granted and the rate at which each option is exercisable (generally ratably over one, three or five years from grant date). However, the exercise price of any stock option may not be less than the fair market value of the shares on the date granted (or less than 110% of the fair market value in the case of optionees holding more than 10% of its voting stock of the Company), and the term cannot exceed ten years (five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock).

Common shares reserved for future issuance, including outstanding options, unvested restricted stock and shares available for future grant under all the stock options plans are as follows:

(In thousands)	Common Shares Reserved for Future Issuance

2021 Plan	2,403
2015 Plan	530
2005 Plan	162
Total	3,095

Total compensation expense in operating expense on the statement of operations of $1.5 and $1.3 million during the years ended December 31, 2022, and 2021, respectively.

Restricted Stock Awards

During the year ended December 31, 2022, the Company issued new Restricted Stock Awards (RSAs) under the 2021 Plan in the amount of $0.4 million in value of restricted stock to each of the Company’s outside directors and certain members of management, with a valuation to be based on the closing price of the Company’s common stock on the Nasdaq Capital Market. Accordingly, 131,580 shares were granted and are expected to fully vest in one year on the anniversary of the grant date.

The following table summarizes the activities for the Company’s unvested RSAs in Intrusion Inc. stock for the year ended December 31, 2022:

	Unvested Restricted Stock Awards
	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2021	149	$5.54
Granted	132	2.66
Vested	(97)	6.41
Forfeited/canceled	(26)	3.85
Unvested as of December 31, 2022	158	$2.88

The Company recognized compensation expense related to its RSAs of $0.6 million during the year ended December 31, 2022. As of December 31, 2022, there was $0.2 million of unrecognized compensation cost related to unvested RSAs. This amount is expected to be recognized over a weighted-average period of 0.7 years.

Stock Option Awards

The Company also granted option awards under the 2015 Plan to its employees with the option price for each option set at the closing price for the Company’s Common Stock on the Nasdaq Capital Market on the grant date during the year ended December 31, 2022.

A summary of the Company’s stock option activity and related information for the years ended December 31, 2022, and 2021 is as follows:

	2022		2021
	Number of Options (in thousands)	Weighted Average Exercise Price	Number of Options (in thousands)	Weighted Average Exercise Price

Outstanding at beginning of year	617	$6.47	1,035	$2.87
Granted	334	3.63	606	12.99
Exercised	(99)	0.67	(257)	0.97
Forfeited	(156)	8.16	(634)	9.81
Expired	(28)	13.47	(133)	2.82
Outstanding at end of year	668	$5.22	617	$6.47
Options exercisable at end of year	281	$4.13	317	$1.56

Information related to stock options outstanding on December 31, 2022, is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at 12/31/21 (in thousands)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable at 12/31/21 (in thousands)	Weighted Average Exercise Price

$0.40 - $0.48	88	0.81	$.47	88	$.47
$1.15 - $2.80	98	1.57	$1.78	98	$1.78
$3.45 - $4.75	331	9.17	$3.72	35	$4.38
$8.72 - $12.71	135	8.27	$12.21	53	$11.87
$23.52 - $23.52	17	8.17	$23.52	7	$23.52

$0.40 - $23.52 (all)	668	6.73	$5.22	281	$4.13

Summarized information about outstanding stock options as of December 31, 2022, that are expected to vest in the future as well as stock options that are fully vested and currently exercisable, are as follows:

	Outstanding Stock Options (Expected to Vest)	Options that are Exercisable
As of December 31, 2022
Number of outstanding options (in thousands)	688	281
Weighted average remaining contractual life	6.73 years	3.39 years
Weighted average exercise price per share	$5.22	$4.13
Intrinsic value (in thousands)	$372	$372

The fair values of option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for fiscal years ended December 31, 2022, and 2021, respectively:

	2022	2021

Weighted average grant date fair value	$3.32	$8.09
Weighted average assumptions used:
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.17%	0.70%
Expected volatility	129.54%	66.72%
Expected life (in years)	6.76	4.29

Expected volatility is based on historical volatility and in part on implied volatility. The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

The Company recognized compensation expense related to its stock options of $0.9 million during the year ended December 31, 2022. As of December 31, 2022, the total unrecognized compensation cost related to non-vested options not yet recognized in the statement of operations totaled approximately $0.8 million and the weighted average period over which these awards are expected to vest was 2.12 years.

10. Employee Benefit Plan

Employee 401(k) Plan

The Company has a plan known as the Intrusion Inc. 401(k) Savings Plan (the “Plan”) to provide retirement and incidental benefits for the Company’s employees. The Plan covers substantially all employees who meet minimum age and service requirements. As allowed under Section 401(k) of the Internal Revenue Code (“IRS”), the Plan provides tax deferred salary deductions for eligible employees.

Employees may contribute the lesser of 1% to 90% of their annual compensation to the Plan, limited to a maximum amount as set by the IRS. Participants who are over the age of 50 may contribute an additional amount of their salary per year, as defined annually by the IRS. The Company matches employee contributions at the rate of 0.25% per each 1% of contribution on the first 4% of compensation. Matching contributions to the Plan were approximately $0.1 million each for the years ended December 31, 2022, and 2021.

11. Related Party Transactions

During 2022, the Company retained legal services of a third-party law firm for which the Company’s Chief Executive Officer is a senior advisor. The Company recognized $0.3 and $0.0 million for the years ended December 31, 2022 and 2021 respectively in general and administrative expense on the Consolidated Statements of Operations. On December 31, 2022 and 2021, $0.1 and $0.0 million payable to the third-party law firm was included in accounts payable, trade on the Consolidated Balance Sheets. The rates paid for legal services to the third-party firm were comparable to rates paid to other law firms providing legal services to the Company.

12. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2022, and 2021 are as follows (in thousands):

	December 31
	2022	2021

Net operating loss carryforwards	$15,994	$22,497
Net operating loss carryforwards of foreign subsidiaries	56	56
Depreciation expense	(73)	(94)
Stock-based compensation expense	349	52
Other	830	544
Net deferred tax assets	17,156	23,055
Valuation allowance for net deferred tax assets	(17,156)	(23,055)
Net deferred tax assets, net of allowance	$–	$–

Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all the deferred tax assets will not be realized. Realization of the future benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the near to medium term. Management has considered these factors in determining the valuation allowance for 2022 and 2021.

The differences between the provision for income taxes and income taxes computed using the federal statutory rate for the years ended December 31, 2022, and 2021 are as follows (in thousands):

	2022	2021

Reconciliation of income tax benefit to statutory rate:
Income benefit at statutory rate	$(3,409)	$(3,948)
State income taxes (benefit), net of federal income tax benefit	(107)	(331)
Permanent differences	89	(206)
Change in valuation allowance	(5,899)	2,458
Expiring federal net operating losses	9,745	–
Other	(419)	2,027
Income tax provision	$–	$–

On December 31, 2022, the Company had federal net operating loss carryforwards of approximately $76.1 million for income tax purposes that begin to expire in 2022 and are subject to the ownership change limitations under Internal Revenue Code Section 382.

13. Cares Act Employee Retention Credit Receivable and SBA Paycheck Protection Program Loan

Interest and other income include $2.0 million, net of fees resulting from ERC claimed on amended IRS quarterly federal tax returns (“941s”) filed during the third quarter. The ERC was established by the Coronavirus Aid, Relief and Economic Security Act (“Cares Act”). The Cares Act allows relief to business affected by the coronavirus pandemic, by providing payments to employers for qualified wages. The Company amended 941s for the periods from April 1, 2020, to September 31, 2021. On December 31, 2022, the Company had $1.4 million in receivables remaining outstanding included in prepaid expenses and other assets.

On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which included the provision for a PPP administered by the U.S. Small Business Administration (“SBA”). The PPP allows qualifying businesses to borrow up to $10 million calculated based on qualifying payroll costs. The loan was guaranteed by the federal government and did not require collateral. On April 30, 2020, the Company entered into a PPP Loan with Silicon Valley Bank, pursuant to the PPP under CARES Act for a principal amount of $0.6 million. The PPP Loan was to mature on April 30, 2022, and bear interest at a rate of 1.0% per annum. The PPP Loan funds were received on April 30, 2020. The PPP Loan contained events of default and other provisions customary for a loan of this type. The PPP provided that (1) the use of PPP Loan amount shall be limited to certain qualifying expenses, (2) 100% of the principal amount of the loan is guaranteed by the SBA and (3) an amount up to the full principal amount plus accrued interest may qualify for loan forgiveness in accordance with the terms of CARES Act.

The Company utilized the full proceeds of the PPP Loan in accordance with the provisions of the CARES Act and submitted the PPP Loan Forgiveness Application. On April 7, 2021, the Company received notice from SBA that the PPP Loan and accrued interest was forgiven in full. As a result, the Company recorded a gain in the extinguishment of debt of $0.6 million in interest and other income on its consolidated statements of operations during the year ended December 31, 2021.

14. Correction of Immaterial Errors

During the year ending December 31, 2022, management identified and corrected certain immaterial errors in the Company’s historical financial statements associated with the cost of revenues provided by a subcontractor. The errors understated the cost of revenue and overstated the sales and marketing operating expenses by equal amounts in the Consolidated Statement of Operations. The error had no impact on operating losses, net losses, and net loss per share nor any other financial statement amount. Further these errors had no impact on the consolidated balance sheets, statements of changes in stockholders’ equity (deficit), and statement of cash flows. These corrections do not affect any of the metrics used to calculate and evaluate management’s compensation and had no impact on bonuses, commissions, stock-based compensation, or any other employee renumeration. Historical amounts have been corrected and are presented on a comparable basis.

The below table presents the effect of the correction for the year ended December 31, 2021:

	Year Ended December 31, 2021
	As Reported	Adjustments	As Corrected
Revenue	$7,277	$–	$7,277
Cost of Revenue	2,625	996	3,621

Gross Profit	4,652	(996)	3,656

Operating Expenses
Sales and marketing	11,931	(996)	10,935
Research and development	6,328	–	6,328
General and administrative	5,896	–	5,896

Operating Loss	$(19,503)	$–	$(19,503)

15. Subsequent Events.

On January 11, 2023, the Company amended the promissory notes issued pursuant to the unsecured loan agreement with Streeterville Capital, LLC whereby the noteholder agreed to waive their redemption rights through March 31, 2023, in exchange for a fee equal to 3.75% of the outstanding principal balance which was added to the outstanding indebtedness.

On February 23, 2023, the Company entered into a note purchase agreement with Streeterville Capital, LLC (“Streeterville”), pursuant to which, among other things, Streeterville purchased from the Company a promissory note (the “Note”) in the aggregate principal amount of $1.4 million plus certain reimbursed expenses in exchange for $1.3 million to the Company. Under the Note, the Company shall make principal payments to Streeterville in the amount of $50 thousand per week each week prior to its maturity on March 31, 2023. No interest accrues on the balance of the Note prior to its maturity. In connection with the issuance of the Note, the Company and Streeterville also entered into a security agreement, which provides, according to its term, a security interest in all employee retention credits or other funds still owed or otherwise payable to the Company under the Cares Act. The Company received payment for the ERC owed to Intrusion on March 13, 2023, and on March 14, 2023, the Company repaid in full and in advance of the maturity date the secured promissory note with Streeterville.

