Form 10-Q
period 2023-03-31
INTRUSION INC
filed 2023-05-15
CIK 736012

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on May 11, 2023, was 21,331,604.

INTRUSION INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	March 31, 2023 (unaudited)	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$411	$3,015
Accounts receivable	470	530
Prepaid expenses and other assets	372	1,877
Total current assets	1,253	5,422
Property and Equipment:
Equipment	2,890	2,865
Capitalized software development	1,934	1,380
Furniture and fixtures	43	43
Leasehold improvements	78	78
Property and equipment	4,945	4,366
Accumulated depreciation and amortization	(2,440)	(2,208)
Property and equipment, net	2,505	2,158
Finance leases, right-of-use assets, net	882	1,048
Operating leases, right-of-use assets, net	427	504
Other assets	141	143
Total noncurrent assets	3,955	3,853
TOTAL ASSETS	$5,208	$9,275

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable, trade	$1,511	$1,273
Accrued expenses	524	446
Finance leases liabilities, current portion	658	667
Operating leases liabilities, current portion	240	294
Notes payable	10,737	10,114
Deferred revenue	166	455
Total current liabilities	13,836	13,249

Noncurrent Liabilities:
Finance leases liabilities, noncurrent portion	5	10
Operating leases liability, noncurrent portion	199	231
Total noncurrent liabilities	204	241

Commitments and Contingencies – (See Note 5)

Stockholders’ Deficit:
Preferred Stock $0.01 par value: Authorized shares – 5,000 Issued shares – 0 in 2023 and 2022	–	–
Common stock $0.01 par value: Authorized shares – 80,000 Issued shares – 21,258 in 2023 and 21,198 in 2022 Outstanding shares – 21,248 in 2023 and 21,188 in 2022	212	212
Common stock held in treasury, at cost – 10 shares	(362)	(362)
Additional paid-in capital	92,421	92,304
Accumulated deficit	(101,060)	(96,326)
Accumulated other comprehensive loss	(43)	(43)
Total stockholders’ deficit	(8,832)	(4,215)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,208	$9,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended
	March 31, 2023	March 31, 2022
Revenue	$1,309	$1,835
Cost of revenue	313	903

Gross profit	996	932

Operating expenses:
Sales and marketing	1,738	1,206
Research and development	1,796	1,650
General and administrative	1,506	2,060

Operating loss	(4,044)	(3,984)

Interest expense	(731)	(71)
Interest income	41	1

Net loss	$(4,734)	$(4,054)

Net loss per share:
Basic	$(0.22)	$(0.21)
Diluted	$(0.22)	$(0.21)

Weighted average common shares outstanding:
Basic	21,065	19,113
Diluted	21,065	19,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Common Stock		Treasury Stock		Accumulated Other Comprehensive Loss	Additional Paid-In-Capital	Accumulated Deficit	Total
	Dollars	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars
Balance, December 31, 2022	$212	21,198	$(362)	10	$(43)	$92,304	$(96,326)	$(4,215)
Stock-based compensation expense	–	–	–	–	–	94	–	94
Exercise of stock options	–	58	–	–	–	7	–	7
Public stock offering, net of fees	–	2	–	–	–	21	–	21
Tax withholdings related to stock-based compensation awards	–	–	–	–	–	(5)	–	(5)
Net loss	–	–	–	–	–	–	(4,734)	(4,734)
Balance, March 31, 2023	$212	21,258	$(362)	10	$(43)	$92,421	$(101,060)	$(8,832)

	Common Stock		Treasury Stock		Accumulated Other Comprehensive Loss	Additional Paid-In-Capital	Accumulated Deficit	Total
	Dollars	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars
Balance, December 31, 2021	$191	19,135	$(362)	10	$(43)	$84,230	$(80,097)	$3,919
Public stock offering, net of fees	3	248	–	–	–	946	–	949
Stock-based compensation expense	–	–	–	–	–	427	–	427
Exercise of stock options	1	91	–	–	–	60	–	61
Net loss	–	–	–	–	–	–	(4,054)	(4,054)
Balance, March 31, 2022	$195	19,474	$(362)	10	$(43)	$85,663	$(84,151)	$1,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022
Operating Activities:
Net loss	$(4,734)	$(4,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	397	312
Stock-based compensation	94	427
Noncash lease costs	77	75
Amortization of debt issuance costs	327	37
Noncash interest and interest accretion up to the redemption common stock settlement amount	296	23
Changes in operating assets and liabilities:
Accounts receivable	60	(140)
Prepaid expenses and other assets	1,507	(293)
Accounts payable and accrued expenses	39	427
Operating lease liability	(86)	(62)
Deferred revenue	(289)	(223)
Net cash used in operating activities	(2,312)	(3,471)

Investing Activities:
Purchases of property and equipment	(4)	(160)
Capitalized software development	(297)	–
Net cash used in investing activities	(301)	(160)

Financing Activities:
Proceeds from notes payable	–	5,000
Payment on notes payable issuance costs	–	(394)
Proceeds from public stock offering net of fees	21	949
Proceeds from stock options exercised	7	62
Tax withholdings related to stock-based compensation awards	(5)	–
Reduction of finance lease liability	(14)	(7)
Net cash provided by financing activities	9	5,610

Net (decrease) increase in cash and cash equivalents	(2,604)	1,979
Cash and cash equivalents at beginning of period	3,015	4,100
Cash and cash equivalents at end of period	$411	$6,079

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Cash paid for interest	$109	$1

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capitalized asset and capitalized software included in accounts payable	$277	$–

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Intrusion Inc. (together with its condensed consolidated subsidiaries, the “Company”, “Intrusion”, “Intrusion Inc.”, “we”, “us”, “our”, or similar terms) was organized in Texas in September 1983 and reincorporated in Delaware in October 1995. Our principal executive offices are located at 101 East Park Boulevard, Suite 1200, Plano, Texas 75074, and our telephone number is (972) 234-6400. Our website URL is www.intrusion.com.

The Company develops, sells and supports products that protect any-sized company or government organization by fusing advanced threat intelligence with real-time mitigation to kill cyberattacks as they occur – including Zero-Days. The Company markets and distributes the Company’s solutions through value-added resellers, managed service providers and a direct sales force. The Company’s end-user customers include U.S. federal government entities, state and local government entities, and companies ranging in size from mid-market to large enterprises.

TraceCop (“TraceCop™”) and Savant (“Savant™”) are registered trademarks of Intrusion Inc. The Company has applied for trademark protection for the Company’s new INTRUSION Shield cybersecurity solution.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Item 10-01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2023. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to condensed consolidated financial statements when the fair value is different from the carrying value of these financial instruments. The estimated fair value of accounts receivable, accounts payable and accrued expenses approximate their carrying amounts due to the relatively short maturity of these instruments. Notes payable and financing and operating leases approximate fair value as they bear market rates of interest. None of these instruments are held for trading purposes.

Going Concern

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As of March 31, 2023, the Company had cash and cash equivalents of $0.4 million and a working capital deficit of $12.6 million. In addition, the Company has incurred net operating losses during the last three years. The Company’s principal sources of cash for funding operations in 2022 was through the issuance of the two Streeterville notes which contributed $9.3 million, net of issuance costs and $6.4 million from the sale and issuance of common stock and warrants. The Streeterville notes discussed in Note 4 have maturities of September 10, and December 29, 2023. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management plans to fund the operations of the Company through additional debt or equity financing. If the Company is not able to obtain additional debt or equity financing, the Company may be unable to implement the Company’s business plan, fund its liquidity needs or even continue its operations. The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that may be necessary if the Company is unable to continue as a going concern.

The audit opinion that accompanied the Company’s financial statements as of and for the year ended December 31, 2022, was qualified in that the Company’s auditors expressed substantial doubt about the Company’s ability to continue as a going concern.

3.	Right-of-use Asset and Leasing Liabilities

The Company has operating and finance leases where it records the right-of-use assets and a related lease liability as required under ASC 842. The lease liabilities are determined by the net present value of total lease payments and amortized over the life of the lease. All obligations under the Company’s lease agreements are designed to terminate with the last scheduled payment. The Company’s leases are for the following types of assets:

•	Computer hardware and copy machines- The Company’s finance lease right-of-use assets consist of computer hardware and copy machines. These leases have a three-year life and are in various stages of completion.

•	Office space - The Company’s operating lease right-of-use assets include its rental agreements for its offices in Plano, TX, and a data service center in Allen, TX. The Plano operating lease liability expires this year. The data service center operating lease liability has a life of two years and seven months as of March 31, 2023.

In accordance with ASC 842, the Company has elected practical expedients to combine lease and non-lease components, which consist principally of common area maintenance charges, for all classes of underlying assets and to exclude leases with an initial term of 12 months or less.

As the implicit rate is not readily determinable for the Company's lease agreements, the Company uses an estimated incremental borrowing rate to determine the initial present value of lease payments. This discount rate for the leases approximates the federal reserve’s prime rate.

For the three months ended March 21, 2023, and 2022, the Company had $86 and $75 thousand, respectively, in lease payments related to operating leases and had $14 and $7 thousand, respectively, in lease payments related to financing leases.

Schedule of Items Appearing on the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Operating expense:
Amortization Expense – Finance ROU	$166	$166
Lease expense – Operating ROU	$77	$95
Other expense:
Interest Expense – Finance ROU	$6	$7

Future minimum lease obligations consisted of the following as of March 31, 2023 (in thousands):

	Operating	Finance
Period ending December 31,	ROU Leases	ROU Leases	Total
Remaining 2023	$217	$661	$878
2024	123	8	131
2025	115	3	118
Thereafter	–	–	–
	$455	$672	$1,127
Less Interest*	(16)	(9)
	$439	$663

* Interest is imputed for operating ROU leases and classified as lease expense and is included in operating expenses in the accompanying condensed consolidated statements of operations.

4.	Notes Payable

On March 10, 2022, Intrusion Inc. entered into an unsecured loan agreement with Streeterville Capital, LLC whereby the Company could draw up to $10.0 million in two separate tranches of $5.0 million through the issuance of two separate promissory notes of $5.4 million each, with an initial interest rate of 7%, subject to some increases in the case of, among other things, an event of default. On March 10, 2022, the Company received $4.6 million in net funds from the first tranche (Note 1) pursuant to a promissory note executed contemporaneously with the execution of the loan agreement. On June 29, 2022, the Company received an additional $4.7 million in net funds from the second tranche (Note 2) pursuant to a promissory note. Each note has an 18-month maturity, may be prepaid subject to varying prepayment premiums, and may be redeemed at any time after six months into the term of such note in amounts up to $0.5 million per calendar month upon the noteholder’s election. The Company has the option, in its sole discretion, to satisfy any redemption demands in cash or shares of its common stock that will be issued in an amount equal to the dollar amount of the redemption demand divided by the number that represents 85% of the average of the two lowest daily volume weighted average prices of common stock over a fifteen-day trailing period. This option to settle in shares at a 15% discount is deemed a beneficial conversion feature (“BCF”). Any remaining indebtedness at maturity is payable in cash.

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

The Company evaluated the Note 1 and Note 2 in accordance with ASC 480 “Distinguishing Liabilities from Equity” because the promissory note (1) embodies an option redemption obligation, (2) may require the Company to settle the optional redemption obligation by issuing a variable number of its common shares, and (3) is based solely on a fixed monetary amount known at inception.

The lender does not benefit if the fair value of the Company’s Common Stock increases and does not bear the risk that the fair value of the Company’s Common Stock might decrease. In accordance with ASC 480, the promissory notes have been recorded as a liability and the company is recording interest expense over the term of the promissory note is being recorded using the interest method from ASC 835-30, to accrete the carrying amount of the promissory note up to the redemption common stock settlement amount.

On March 10, 2022, the Company recorded debt issue costs of $0.7 million to be amortized over the 18-month term associated with the Note 1. On June 29, 2022, the Company recorded debt issue costs of $0.7 million to be amortized over the 18-month term associated with the Note 2. As of March 31, 2023, the balance of unamortized debt issuance costs for both notes were $0.6 million. For the period ended March 31, 2023, and 2022, the Company recorded $0.3 million and $37 thousand for amortization of the debt issue costs, respectively, related to both notes to interest expense in the accompanying Condensed Consolidated Statements of Operations.

For the period ended March 31, 2023, and 2022, the Company recorded $0.3 million and $23 thousand, respectively of interest expense in the accompanying Condensed Consolidated Statements of Operations. The interest recorded associated with the unsecured promissory notes increases the associated notes payable on the accompanying Condensed Consolidated Balance Sheets. The balances on the notes payable mature in September and December 2023. The effective interest rate of the notes payable including amortization of the debt issuance costs and accretion of BCF is 23.9%.

On January 11, 2023, the Company amended the promissory notes issued pursuant to the unsecured loan agreement with Streeterville Capital, LLC whereby the noteholder agreed to waive their redemption rights through March 31, 2023, in exchange for a fee equal to 3.75% of the outstanding principal balance which increased the outstanding indebtedness due at maturity with Streeterville Capital, LLC and increased the associated debt issuance costs recorded on the Condensed Consolidated Balance Sheets by $0.4 million. Subsequent to March 31, 2023, no redemptions have been made to date.

5.	Commitments and Contingencies

The Company is periodically involved in various litigation claims asserted in the normal course of its business. The Company believes these actions are routine and incidental to the business. While the outcome of these actions cannot be predicted with certainty, the Company does not believe that any will have a material adverse impact on the Company’s business.

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

The lead plaintiff in the class action filed a motion for distribution of settlement funds on February 21, 2023. The Court approved the parties’ class action settlement and plan of allocation on March 22, 2023, and cancelled the previously rescheduled March 31, 2023, hearing on the motion for distribution, all remaining matters in the class action then-pending having been fully and finally adjudicated.

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

6.	Common Stock

ATM Offering

In August of 2021, the Company engaged B. Riley Securities, Inc. to act as sales agent under the Company’s at-the-market program, which allows us to potentially sell up to $50.0 million of its common stock using a shelf registration statement on Form S-3 filed on August 5, 2021. On March 31, 2023, the date we filed our Annual Report on Form 10-K for fiscal year ended December 31, 2022, the Company became subject of the offering limits in General Instruction I.B.6 of Form S-3. As a result, the Company filed a prospectus supplement to the prospectus relating to the registration of offerings under the program that reduced the amount the Company may sell to aggregate proceeds of up to $15 million. For the quarter ended March 31, 2023, the Company has received proceeds of approximately $21 thousand net of fees from the sale of common stock pursuant to the program. As of March 31, 2023, the Company has received proceeds of approximately $7.5 million net of fees from the sales of 1,845 thousand shares of common stock since the inception of the program.

7.	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation, which requires that compensation related to all stock-based awards be recognized in the condensed consolidated financial statements. Stock-based compensation cost is valued at fair value at the date of grant, and the grant date fair value is recognized as expense over each award’s requisite service period with a corresponding increase to equity based on the terms of each award and the appropriate accounting treatment under ASC 718.

The Company has three stock-based compensation plans as of March 31, 2023, and 2022. These plans include the 2021 Omnibus Incentive Plan, the 2015 Stock Incentive Plan and the 2005 Stock incentive plan. These plans are discussed in detail in our Annual Report Form 10-K for the year ended December 31, 2022, filed with the SEC.

The Company grants stock from both the 2021 Omnibus Incentive Plan and the 2015 Stock Incentive Plan. These plans provide a means through which the Company may attract and retain key personnel and to provide a means whereby directors, officers, employees, consultants and advisors of the Company can acquire and maintain an equity interest in the Company, or be paid incentive compensation, including incentive compensation measured by reference to the value of common stock, thereby strengthening their commitment to the welfare of the Company and aligning their interests with those of the Company’s stockholders.

During the periods ended March 31, 2023, and 2022, the Company did not issue any Restricted Stock Awards (RSAs). The Company recognized compensation expense related to its RSAs of $0.1 and $0.2 million, respectively. As of March 31, 2023, there was $0.1 million unrecognized compensation cost related to unvested RSAs.

During the periods ended March 31, 2023, the Company granted 561 thousand stock options. During the period ended March 31, 2022, the Company granted 167.5 thousand stock options. During the periods ended March 31, 2023, and 2022 the Company recognized compensation expense related to its stock option awards of $(4) thousand and $0.2 million, respectively. As of March 31, 2023, there was $1.0 million unrecognized compensation cost related to unvested stock options.

The following table summarizes the activities for the Company’s stock options for the three months ended March 31, 2023:

	March 31, 2023
	Number of Options (in thousands)	Weighted-Average Exercise Price
Outstanding at beginning of period	668	$5.22
Granted	561	1.24
Exercised	(67)	.48
Forfeited	(54)	9.54
Cancelled	–	–
Expired	–	–
Outstanding at March 31, 2023	1,108	$3.28
Options exercisable at March 31, 2023	337	$10.77

Valuation Assumptions

The fair values of employee stock option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	For Three Months Ended March 31, 2023	For Three Months Ended March 31, 2022

Weighted average grant date fair value	$1.08	$3.34
Weighted average assumptions used:
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	3.69%	0.88%
Expected volatility	115.4%	133.0%
Expected life (in years)	6.5	6.6

Expected volatility is based on historical volatility and in part on implied volatility. The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

8.	Revenue Recognition

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

Normal payment terms offered to customers, distributors and resellers are net 30 days domestically. The Company does not offer payment terms that extend beyond one year and rarely does it extend payment terms beyond its normal terms. If certain customers do not meet its credit standards, the Company typically requires payment in advance to limit its credit exposure.

Shipping and handling costs are billed to the customer and included in revenue. Shipping and handling expenses are included in the cost of revenue. The Company has elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods.

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

INTRUSION Shield contracts provide for no other services, and our customers have no rebates or return rights, nor are any such rights anticipated to be offered as part of this service.

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

The Company’s accounts receivable represents unconditional contract billings for sales per contracts with customers and are classified as current. As of March 31, 2023, and December 31, 2022, we had accounts receivable balances of $0.5 million in both periods. We did not recognize an allowance for doubtful accounts as of March 31, 2023, and December 31, 2022, respectively.

The Company classifies our contract assets as receivables because the Company generally has an unconditional right to payment for our sales or services performed at the end of the reporting period. As a result, the Company had no material contract assets as of March 31, 2023, and December 31, 2022.

Contract liabilities consist of cash payments in advance of the Company satisfying performance obligations and recognizing revenue. The Company currently classifies deferred revenue as a contract liability.

The following table presents changes in the Company’s contract liability during the period ended March 31, 2023, and the year ended December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Balance at beginning of period	$455	$560
Additions	255	1,877
Revenue recognized	(544)	(1,982)
Balance at end of period	$166	$455

9.	Capitalized Software Development

The Company capitalizes internally developed software using the Agile software development methodology which allows the Company to accurately track, and record costs associated with new software development and enhancements.

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

10.	Net Loss Per Share

The Company reports two separate net loss per share numbers, basic and diluted. Basic net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period. The common stock equivalents include all common stock issuable upon exercise of outstanding warrants, options and vesting of restricted stock awards. The aggregate number of common stock equivalents excluded from the diluted loss per share calculation for the periods ended March 31, 2023, and 2022 totaled 2,057 and 925 thousand shares, respectively. Since the Company is in a net loss position for the periods ended March 31, 2023, and 2022, basic and dilutive net loss per share is the same.

11.	Correction of Immaterial Errors

During the year ending December 31, 2022, management identified and corrected certain immaterial errors in the Company’s historical financial statements associated with the cost of revenues provided by a subcontractor. The errors understated the cost of revenue and overstated the sales and marketing operating expenses by equal amounts in the Condensed Consolidated Statements of Operations. The error had no impact on operating losses, net losses, and net loss per share nor any other financial statement amount. Further these errors had no impact on the consolidated balance sheets, statements of changes in stockholders’ equity (deficit), and statement of cash flows. These corrections do not affect any of the metrics used to calculate and evaluate management’s compensation and had no impact on bonuses, commissions, stock-based compensation, or any other employee renumeration. Historical amounts have been corrected and are presented on a comparable basis.

The below table presents the effect of the correction for the period ended March 31, 2022:

	Three Months Ended March 31, 2022
	As Reported	Adjustments	As Corrected
Revenue	$1,835	$–	$1,835
Cost of Revenue	654	249	903

Gross Profit	1,181	(249)	932

Operating Expenses
Sales and marketing	1,455	(249)	1,206
Research and development	1,650	–	1,650
General and administrative	2,060	–	2,060

Operating Loss	$(3,984)	$–	$(3,984)

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q, including, without limitation, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which statements involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our financial position; our ability to continue our business as a going concern; our business, sales, and marketing strategies and plans; our ability to successfully market, sell, and deliver our INTRUSION Shield commercial product and solutions to an expanding customer base; and our ability to secure additional financing; are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, such statements.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K, as well as elsewhere in this Quarterly Report on Form 10-Q.

In addition, statements that "we believe" and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that such information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements do not indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

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

Overview

Intrusion offers businesses of all sizes and industries products and services that leverage the Company’s exclusive threat intelligence database of over 8.5 billion IP addresses and domain names. After many years of gathering intelligence and providing our INTRUSION TraceCop and Savant solutions exclusively to government entities, we released our first commercial product in 2021, the INTRUSION Shield. INTRUSION Shield was designed to allow businesses to incorporate a Zero Trust, reputation-based security solution into their existing infrastructure to observe traffic flow and instantly block known malicious or unknown connections from both entering or exiting a network, making it an ideal solution for protecting from Zero-Day and ransomware attacks.

Much of 2022 was spent improving the INTRUSION Shield On-Premise performance and developing the Shield Cloud and End-Point solutions, both of which were released in September 2022. During the first quarter 2023 our primary focus has been building out our sales reseller and channel platform and working with those partners to 1) increase our sales pipeline and 2) progress customer prospects, leads and opportunities through the sales lifecycle. Gaining traction with our Shield solutions has taken longer than initially anticipated. We feel that the progress made with our reseller and channel community along with refining our product messaging will help to shorten the sales cycle and grow revenues in future periods.

As discussed in more detail below on March 31, 2023, we had $0.4 million in cash. If we are not able to obtain additional debt or equity financing on terms and conditions acceptable to use, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of net revenues. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended
	March 31, 2023		March 31, 2022
Revenue	100.0%		100.0%

Cost of revenue	23.9%		49.2%

Gross profit	76.1%		50.8%

Operating expenses:
Sales and marketing	132.8%		65.7%
Research and development	137.2%		89.9%
General and administrative	115.0%		112.3%

Operating loss	(308.9%	)	(217.1%	)

Interest expense	(55.8%	)	(3.9%	)
Interest income	3.1%		.1%

Net loss	(361.6%	)	(220.9%	)

Revenues. Revenue for the three-month period ended March 31, 2023, was $1.3 million compared to $1.8 million for the same period in 2022. Revenue from consulting totaled $1.0 million for the three-month period ended March 31, 2023, compared to $1.6 million for the three-month period ended March 31, 2022. The decline in consulting revenues resulted primarily from the loss of a contract in the fourth quarter in which Intrusion’s prime sponsor chose not to renew the final option year of a contract that had been in place since 2018. This contract represented 35.8% of revenues in the first quarter of 2022 or $0.7 million. While the loss of this contract significantly impacts Intrusion’s top-line revenue, the gross margin on this contract was 14% and, as a result, has a marginal impact on profitability. We will continue to pursue new consulting opportunities and expect to see an increase in consulting revenues in 2023. INTRUSION Shield revenues were $0.3 million for the three-month period ended March 31, 2023, compared to $0.2 million for the three-month period ended March 31, 2022.

Concentration of Revenues. Revenues from sales to various U.S. government entities totaled $0.6 million, or 48.4% of revenues, for the quarter ended March 31, 2023, compared to $1.3 million, or 72.2% of revenues, for the same period in 2022. The decline and shift in revenues from sales to government entities to commercial resulted largely due to the loss of a government contract in the fourth quarter 2022 as discussed above. Although we expect our concentration of revenues to vary among customers in future periods depending upon the timing of certain sales, we anticipate that sales to government customers will continue to account for a significant portion of our revenues in future periods. Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including, without limitation, potential disruption to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience. Although we do not anticipate that any of our revenues with government customers will be renegotiated, any cancelled or renegotiated government orders could have a material adverse effect on our financial results. The Company has two commercial customers in the first quarter of 2023 that accounted for 46.6% of total revenue compared to 21.6% of total revenue for the same two commercial customers for the same three-month period in 2022. The Company’s similar product and service offerings are not viewed as individual segments, as its management analyzes the business as a whole and expenses are not allocated to each product offering.

Gross Profit. Gross profit was $1.0 million or 76.1% of revenues for the quarter ended March 31, 2023, compared to $0.9 million or 50.8% of revenues for the quarter ended March 31, 2022. The increased gross profit is largely due to the loss of the low margin government contract and the shift in product mix with Shield revenues representing a greater percentage of sales.

Operating Expenses. Operating expenses for the quarter ended March 31, 2023, totaled $5.0 million, a 2.5% increase when compared to $4.9 million for the same period in 2022. While period over period change was minimal, comparative spend by category represented a considerable shift in resource allocation with the most notable changes related to increased Sales and Marketing activities, net of reduced legal expense associated with the various litigation matters that arose in 2021, reduced consulting expense and lower share-based compensation.

In late March 2023, we implemented cost reduction measures that approximate $1.5 million per quarter on a go-forward basis. There was no impact on operating expenses in the March quarter resulting from these reductions. The reductions included the voluntary reduction in compensation for certain of our executive officers for a 6-month period, elimination of 16 full-time positions (“RIF”) and decreased use of contractors. As a form of retention incentive for employees not impacted by the RIF and in exchange for the voluntary reduction in compensation, we issued 553 thousand options for the purchase of shares of common stock. Many of the reductions were in Research and Development, which will impact the number and frequency of product releases. As we grow our customer base and increase our revenues, we may choose to accelerate our product development in future periods, which would result in increased spending.

Sales and Marketing. Sales and marketing expenses totaled $1.7 million for the quarter ended March 31, 2023, compared to $1.2 million for the quarter ended March 31, 2022. The sales and marketing spend in the first quarter 2022 was significantly reduced from earlier periods as a result of the change in executive management that occurred in the second half of 2021 and shifting efforts to support an indirect sales effort. During the remainder of 2022, the Company began to execute on building our value added resellers, managed service providers and managed security service provider channels as well as redirecting resources to align with the new go to market strategy and focused digital marketing and messaging surrounding new commercial offerings. Although the first quarter 2023 sales and marketing spend is more representative of the anticipated spend on a go forward basis, certain discretionary spend, inclusive of participation in trade shows, utilization of third-party contractors for content and product messaging and travel, are likely to vary over time based on savings initiatives that may be necessary.

Research and Development. Research and development expenses increased to $1.8 million for the quarter ended March 31, 2023, a $0.1 million increase compared to the same period in 2022. In the 2nd quarter of 2022, we implemented the Agile methodology of software development to manage and track our development costs. As a result, we are able to accurately quantify and capture the cost associated with each stage of the development life cycle and, accordingly, are capitalizing costs incurred during the application development stage. In the first quarter 2023, we recorded $0.3 million of research and development costs to internal use software. The net increased spend quarter-over-quarter, including amounts capitalized, of $0.4 million related to costs to harden the design and user interface related to the Shield suite of products. Research and development costs may vary over time as we determine the frequency of new releases, improved functionality and enhancements needed to be competitive with our product offering.

General and Administrative. General and administrative expenses totaled $1.5 million for the quarter ended March 31, 2023, compared to $2.1 million for the quarter ended March 31, 2022. Legal costs and consulting expenses decreased by $0.3 million as a result of litigation matters and non-recurring projects during the three months ended March 31, 2022, when compared to the current year period. Stock compensation expense allocable to general and administrative expense decreased by $0.1 million during the three months ended March 31, 2023, when compared to the same period in 2022.

Interest Expense. Interest expense increased to $0.7 million for the quarter ended March 31, 2023, compared to $0.1 million for the same period in 2022. Interest expense consists primarily of interest related to the Streeterville Note 1 & Note 2 which were entered into on March 10, 2022, and June 29, 2022, as well as interest expense from finance leases. Interest expense will vary in the future based on our cash flow and borrowing needs.

Interest and other Income. Interest and other income were nominal amounts for both the periods ended March 31, 2023, and 2022.

Liquidity and Capital Resources

As of May 11, 2023, we had $0.2 million of cash, which is not sufficient to cover our monthly operating needs. We need to raise additional funds in the near term to continue operations and comply with our financial obligations. We intend to obtain these funds through one or more offerings of debt or equity securities, including through registered direct offerings, private placements, and the use of our at-the-market program. We can provide no assurances that we will be able to obtain such financing on acceptable terms or at all and, in the case of equity or equity-linked financings, such financings will result in dilution to our stockholders.

Sources of Liquidity

As of March 31, 2023, we had cash and cash equivalents of $0.4 million, down from $3.0 million as of December 31, 2022; and a working capital deficit of ($12.6) million compared to ($7.8) million at December 31,2022. Our principal sources of cash for funding operations and growth in 2022 were the issuance of the two Streeterville notes which contributed $9.3 million, net of issuance costs, and $6.4 million from the sale and issuance of common stock and warrants. Our principal source of cash for funding operations in 2023 has been through changes in working capital.

In February 2023, we sold a secured promissory note to Streeterville in the aggregate principal amount of $1.4 million plus certain reimbursed expenses in exchange for $1.3 million. The note was secured by all employee retention credits (“ERC”), or other funds still owed or otherwise payable to the Company under the Cares Act. We received payment for the ERC owed to Intrusion on March 13th and on March 14th, we repaid in full the secured promissory note with Streeterville.

Subsequent to March 31, 2023, we had a customer contract renewal which provided for annual billing in advance of services. In April we invoiced and received $1.3 million pursuant to this contract. This has resulted in an increase in deferred revenue and obligation to provide services for the 11 months remaining in the contract term.

In late March 2023, we implemented cost reduction measures which included the voluntary reduction in salaries of certain of our executive officers for a 6-month period, reduction of 16 full-time positions and reduction in use of contractors. We estimate these changes will result in cash savings of approximately $1.5 million per quarter for the next 2 quarters and $1.4 million per quarter thereafter. Many of the reductions were in Research and Development, which will impact the number and frequency of product releases. As we grow our customer base and increase revenues, we may choose to accelerate our product development in future periods, which would result in increased spending.

2022 Notes Issuance

We entered into a securities purchase agreement (the “SPA”) with Streeterville Capital, LLC (“Streeterville”) on March 10, 2022, pursuant to which Streeterville purchased two unsecured promissory notes with substantively identical terms. Streeterville purchased the first note on March 10, 2022 and the second note on June 29, 2022, each note with an aggregate principal amount of $5.4 million in exchange for $5.0 million less certain expenses. We received an aggregate of approximately $9.3 million, net of transaction expenses, in connection with these issuances.

The notes mature in September and December 2023 and, as a result, are reflected as a current liability on our condensed consolidated balance sheets. Streeterville has the right to redeem up to $0.5 million of the outstanding balance of each note per month. Payments may be made by the Company, generally at the Company’s option, (a) in cash, (b) by paying the redemption amount in the form of shares of common stock or (c) a combination of cash and shares of common stock. If paid in common stock, the number of redemption shares to be issued is based on a 15% discount to market, as further defined in the note agreements. Through December 2022, Streeterville made three separate redemption requests totaling $1.5 million, which we satisfied cash. In January 2023, the note agreements were amended whereby Streeterville waived their right to redemptions through March 31, 2023, in exchange for a fee equal to 3.75% of the outstanding note balance. This fee was added to the outstanding principal balance to be paid at maturity. Subsequent to March 31, 2023, no redemptions have been made to date. As of March 31, 2023, our total outstanding amount payable to Streeterville which includes principal, accrued interest and fees associated with agreement modifications was $10.2 million.

We are in discussions with Streeterville to amend our existing note agreements. However, there can be no assurance that we will be able to reach an agreement or that modifications, if any, will improve our liquidity position or our ability to make redemption or principal payments.

At-The-Market Program

In August of 2021, the Company engaged B. Riley Securities, Inc. to act as sales agent under the Company’s at-the-market program, which allowed us to potentially sell up to $50.0 million of its common stock using the shelf registration statement on Form S-3 filed on August 5, 2021. On March 31, 2023, the date we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, the registration became subject to the offering limits in General Instruction I.B.6 of Form S-3. As a result, we filed a prospectus supplement to the prospectus relating to the registration of offerings under the program that reduced the amount we may sell to aggregate proceeds of up to $15 million. For the quarter ended March 31, 2023, we received $21 thousand, net of fees for sales of common stock were made pursuant to the program.

For so long as our public float is less than $75 million, we will be subject to the restrictions set forth in General Instruction I.B.6 to Form S-3, which limit our ability to conduct primary offerings under a Form S-3 registration statement, including with respect to issuances under our at-the-market program. Under such limitations, we may not sell, during any 12-month period, securities on Form S-3 having an aggregate market value of more than one-third of our public float. As of May 11, 2023, our public float calculated in accordance with General Instruction I.B.6 of Form S-3 was $23.4 million.

Condensed Consolidated Statements of Cash Flows

Our cash flows for the three months ended March 31, 2023, and 2022 were:

	Three Months Ended
	March 31, 2023	March 31, 2022
Net cash used in operating activities	$(2,312)	$(3,471)
Net cash used in investing activities	(301)	(160)
Net cash provided by financing activities	9	5,610
Change in cash and cash equivalents	$(2,604)	$1,979

Operating Activities

Net cash used in operations for the quarter ended March 31, 2023, was ($2.3) million due to a net loss of ($4.7) million offset by: 1) adjustments for non-cash items of $1.2 million which are mostly comprised of depreciation, stock-based compensation and changes in working capital of interest related to Streeterville notes, and 2) changes in working capital of $1.2 million consisting principally of the cash receipt of amounts due relating to Employee Retention Credit.

Net cash used in operations for the quarter ended March 31, 2022, was ($3.5) million due primarily to a net loss of ($4.1) million partially offset by the following sources of cash and non-cash items: $0.9 million add back of non-cash expense comprised mostly of depreciation and stock-based compensation and ($0.3) million changes in working capital.

Investing Activities

For the three months ended March 31, 2023, net cash used in investing activities was $0.3 million, which was principally the capitalization of internally developed software. Net cash used by investing activities, for the three months ended March 31, 2022, was $0.2 million for purchases of property and equipment.

Financing Activities

For three months ended March 31, 2023, net cash provided by financing activities was $0.0 million compared to $5.6 million in the March 2022 period which was primarily the result of net proceeds from issuance of Streeterville LLC note of $4.6 million and at-the-market program public offerings of $0.9 million.

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

We believe the critical accounting policies and estimates discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023, reflect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates as filed in such report.

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

As of March 31, 2023, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that the disclosure controls and procedures were effective.

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The lead plaintiff in the class action filed a motion for distribution of settlement funds on February 21, 2023. The Court approved the parties’ class action settlement and plan of allocation on March 22, 2023, and cancelled the previously rescheduled March 31, 2023, hearing on the motion for distribution, all remaining matters in the class action then-pending have been fully and finally adjudicated.

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

Item 1A.   RISK FACTORS

In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q and the risk factor set forth below, you should carefully consider the risk factors we previously disclosed in our Annual Report on Form 10-K, filed with the SEC on March 31, 2023, as of and for the year ended December 31, 2022 (the “Annual Report”). These risks could materially and adversely affect our business, financial condition, results of operations, and cash flows. However, these risks are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations, and cash flows.

Risks Related to Our Financial Position and Liquidity

We may not be able to implement our current business plan unless we are able to raise additional funds through public or private financings.

As of May 11, 2023, we had $0.2 million of cash, which is not sufficient to fund our monthly operating needs. We need to raise additional funds in the near term to continue operations and comply with our financial obligations. We intend to obtain these funds through one or more offerings of debt or equity securities, including through registered direct offerings, private placements, and the use of our at-the-market program. We can provide no assurances that we will be able to raise additional funds, and the terms of those financings, if available at all, may be on terms, which are not favorable to us and, in the case of equity financings, will result in dilution to our stockholders.

If we are unable to obtain additional debt or equity financing on acceptable terms, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations. Specifically, we may have to further reduce our workforce, sell our assets, and reduce or cease activities to grow our business. Such actions may impact our ability to comply with the obligations under our commercial contracts, including those under the government contract for which we received prepayment of the full one-year term in April 2022. Failure to comply with such contracts may result in the termination of such contracts and us being obligated to return some or any prepayments we received. We may also fail to satisfy our obligations under the Streeterville Notes. While we are actively engaged in negotiating with Streeterville to amend the terms of such notes, we may be unable to come to agreeable terms.

Item 6.    EXHIBITS

The following Exhibits are filed with this report form 10-Q:

10.2	Amendment dated January 11, 2023, to the Securities Purchase Agreement dated March 10, 2022, by and between the Registrant and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on January 17, 2023)

10.4	Note Purchase Agreement dated February 23, 2023, dated February 23, 2023, by and Between Registrant and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 1, 2023)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	Certification Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRUSION INC.

Date: May 15, 2023	/s/ Anthony Scott
Anthony Scott
Director, President & Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	/s/ Kimberly Pinson
Kimberly Pinson
Chief Financial Officer, (Principal Financial & Accounting Officer)

