Form 10-Q
period 2023-06-30
INTRUSION INC
filed 2023-08-14
CIK 736012

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on August 11, 2023, was 23,134,011.

INTRUSION INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$300	$3,015
Accounts receivable, net	211	530
Prepaid expenses and other assets	427	1,877
Total current assets	938	5,422
Noncurrent Assets:
Property and equipment:
Equipment	2,886	2,865
Capitalized software development	2,196	1,380
Furniture and fixtures	43	43
Leasehold improvements	78	78
Property and equipment, gross	5,203	4,366
Accumulated depreciation and amortization	(2,674)	(2,208)
Property and equipment, net	2,529	2,158
Finance leases, right-of-use assets, net	715	1,048
Operating leases, right-of-use assets, net	348	504
Other assets	147	143
Total noncurrent assets	3,739	3,853
TOTAL ASSETS	$4,677	$9,275

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable, trade	$1,798	$1,273
Accrued expenses	212	446
Finance lease liabilities, current portion	618	667
Operating lease liabilities, current portion	184	294
Notes payable	10,894	10,114
Deferred revenue	1,121	455
Total current liabilities	14,827	13,249

Noncurrent Liabilities:
Finance lease liabilities, noncurrent portion	4	10
Operating lease liabilities, noncurrent portion	167	231
Total noncurrent liabilities	171	241

Commitments and Contingencies – (See Note 5)

Stockholders’ Deficit:
Preferred stock, $0.01 par value: Authorized shares – 5,000 Issued shares – 0 in 2023 and 2022	–	–
Common stock, $0.01 par value: Authorized shares – 80,000; Issued shares – 22,442 in 2023 and 21,198 in 2022; Outstanding shares – 22,432 in 2023 and 21,188 in 2022	224	212
Common stock held in treasury, at cost – 10 shares	(362)	(362)
Additional paid-in capital	94,049	92,304
Accumulated deficit	(104,189)	(96,326)
Accumulated other comprehensive loss	(43)	(43)
Total stockholders’ deficit	(10,321)	(4,215)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,677	$9,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue	$1,468	$2,058	$2,777	$3,893
Cost of revenue	330	916	643	1,819

Gross profit	1,138	1,142	2,134	2,074

Operating expenses:
Sales and marketing	1,423	1,568	3,161	2,774
Research and development	1,451	1,486	3,247	3,136
General and administrative	1,185	2,049	2,691	4,109

Operating loss	(2,921)	(3,961)	(6,965)	(7,945)

Interest and other income	–	1	41	2
Interest expense	(208)	(525)	(939)	(596)
Gain on lease termination	–	420	–	420

Net loss	$(3,129)	$(4,065)	$(7,863)	$(8,119)

Net loss per share:
Basic	$(0.15)	$(0.21)	$(0.37)	$(0.42)
Diluted	$(0.15)	$(0.21)	$(0.37)	$(0.42)

Weighted average common shares outstanding:
Basic	21,383	19,372	21,225	19,238
Diluted	21,383	19,372	21,225	19,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands)

	Common Stock		Treasury Stock		Accumulated Other Comprehensive Loss	Additional Paid-In-Capital	Accumulated Deficit	Total
	Dollars	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars
Balance, December 31, 2022	$212	21,198	$(362)	10	$(43)	$92,304	$(96,326)	$(4,215)
Stock-based compensation expense	–	–	–	–	–	94	–	94
Exercise of stock options	–	58	–	–	–	7	–	7
Public stock offering, net of fees	–	2	–	–	–	21	–	21
Withholdings related to stock-based compensation awards	–	–	–	–	–	(5)	–	(5)
Net loss	–	–	–	–	–	–	(4,734)	(4,734)
Balance, March 31, 2023	$212	21,258	$(362)	10	$(43)	$92,421	$(101,060)	$(8,832)
Stock-based compensation expense	–	–	–	–	–	331	–	331
Public stock offering, net of fees	10	970	–	–	–	1,299	–	1,309
Issuance of restricted stock, net of forfeitures	2	214	–	–	–	(2)	–	–
Net loss	–	–	–	–	–	–	(3,129)	(3,129)
Balance, June 30, 2023	$224	22,442	$(362)	10	$(43)	$94,049	$(104,189)	$(10,321)

	Common Stock		Treasury Stock		Accumulated Other Comprehensive Loss	Additional Paid-In-Capital	Accumulated Deficit	Total
	Dollars	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars
Balance, December 31, 2021	$191	19,135	$(362)	10	$(43)	$84,230	$(80,097)	$3,919
Public stock offering, net of fees	3	248	–	–	–	946	–	949
Stock-based compensation expense	–	–	–	–	–	427	–	427
Exercise of stock options	1	91	–	–	–	60	–	61
Net loss	–	–	–	–	–	–	(4,054)	(4,054)
Balance, March 31, 2022	$195	19,474	$(362)	10	$(43)	$85,663	$(84,151)	$1,302
Stock-based compensation expense	–	–	–	–	–	450	–	450
Public stock offering, net of fees	1	84	–	–	–	254	–	255
Partial extinguishment of operating lease with common stock	–	75	–	–	–	200	–	200
Issuance of restricted stock, net of forfeitures	1	106	–	–	–	(1)	–	–
Exercise of stock options	–	6	–	–		4	–	4
Net loss	–	–	–	–	–	–	(4,065)	(4,065)
Balance, June 30, 2022	$197	19,745	$(362)	10	$(43)	$86,570	$(88,216)	$(1,854)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30, 2023	June 30, 2022
Operating Activities:
Net loss	$(7,863)	$(8,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	798	616
Bad debt expense	48	–
Stock-based compensation	425	876
Non-cash lease costs	156	150
Amortization of debt issuance costs	555	133
Non-cash interest and interest accretion up to the redemption common stock settlement amount	225	306
Gain on lease termination	–	(420)
Changes in operating assets and liabilities:
Accounts receivable	271	(255)
Prepaid expenses and other assets	1,446	(425)
Accounts payable and accrued expenses	172	141
Operating lease liabilities	(174)	(882)
Deferred revenue	666	754
Net cash used in operating activities	(3,275)	(7,125)

Investing Activities:
Capitalization of software development	(692)	(350)
Purchases of property and equipment	(25)	(126)
Net cash used in investing activities	(717)	(476)

Financing Activities:
Proceeds from notes payable	–	10,000
Payment on notes payable issuance costs	–	(710)
Proceeds from stock options exercised	7	66
Proceeds from public stock offering net of fees	1,330	1,204
Withholdings related to stock-based compensation awards	(5)	–
Reduction of finance lease liability	(55)	(41)
Net cash provided by financing activities	1,277	10,519

Net (decrease) increase in cash and cash equivalents	(2,715)	2,918
Cash and cash equivalents at beginning of period	3,015	4,100
Cash and cash equivalents at end of period	$300	$7,018

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Cash paid for interest	$159	$–

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for lease termination	$–	$200
Equipment purchases and capitalized software included in accounts payable	$119	$–

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Intrusion, Inc. (together with its consolidated subsidiaries, the “Company”, “Intrusion”, “Intrusion Inc.”, “we”, “us”, “our”, or similar terms) was organized in Texas in September 1983 and reincorporated in Delaware in October 1995. Our principal executive offices are located at 101 East Park Boulevard, Suite 1200, Plano, Texas 75074, and our telephone number is (972) 234-6400. Our website URL is www.intrusion.com.

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Item 10-01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2023. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2023, the Company had cash and cash equivalents of $0.3 million and a working capital deficit of $13.9 million. In addition, the Company has incurred net operating losses during the last three years. The Company’s principal sources of cash for funding operations in 2022 was through the issuance of the two Streeterville notes which contributed $9.3 million, net of issuance costs and $6.4 million from the sale and issuance of common stock and warrants. The Streeterville notes discussed in Note 4 had original maturities of September 10, 2023, and December 29, 2023. On August 2, 2023, the notes were amended to extend the maturities by 12 months for each note. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management plans to fund the operations of the Company through additional debt or equity financing. If the Company is not able to obtain additional debt or equity financing, the Company may be unable to implement the Company’s business plan, fund its liquidity needs or even continue its operations. The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that may be necessary if the Company is unable to continue as a going concern.

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

3. Right-of-use Asset and Leasing Liabilities

The Company has operating and finance leases where it records the right-of-use assets and a related lease liability as required under ASC 842. The lease liabilities are determined by the net present value of total lease payments and amortized over the life of the lease. All obligations under the Company’s lease agreements are designed to terminate with the last scheduled payment. The Company’s leases are for the following types of assets:

•	Computer hardware and copy machines- The Company’s finance lease right-of-use assets consist of computer hardware and copy machines. These leases have a three-year life and are in various stages of completion.

•	Office space - The Company’s operating lease right-of-use assets include its rental agreements for its offices in Plano, TX, and a data service center in Allen, TX. The Plano offices operating lease expires this year. The data service center operating lease liability has a life of two years and four months as of June 30, 2023.

In accordance with ASC 842, the Company has elected practical expedients to combine lease and non-lease components, which consist principally of common area maintenance charges, for all classes of underlying assets and to exclude leases with an initial term of 12 months or less.

As the implicit rate is not readily determinable for the Company's lease agreements, the Company uses an estimated incremental borrowing rate to determine the initial present value of lease payments. This discount rate for the lease approximates the federal reserve’s prime rate.

For the three and six months ended June 30, 2023, the Company had $0.1 and $0.2 million respectively, in lease payments related to operating leases. For the three and six months ended June 30, 2023, the Company had $41 and $55 thousand respectively, in lease payments related to financing leases.

Schedule of Items Appearing on the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating expense:
Amortization expense – Finance ROU	$167	$166	$333	$332
Lease expense – Operating ROU	$79	$91	$156	$186
Other expense:
Interest expense – Finance ROU	$5	$15	$11	$22

Future minimum lease obligations consisted of the following as of June 30, 2023 (in thousands):

	Operating	Finance
Period ending December 31,	ROU Leases	ROU Leases	Total
2023	127	615	742
2024	123	8	131
2025	115	3	118
	$365	$626	$991
Less Interest*	(14)	(4)
	$351	$622

*	Interest is imputed for operating ROU leases and classified as lease expense and is included in operating expenses in the accompanying Condensed Consolidated Statement of Operations.

4. Notes Payable

On March 10, 2022, Intrusion Inc. entered into a security purchase agreement (the “SPA”) with Streeterville Capital, LLC (“Streeterville”) whereby the Company issued two separate promissory notes of $5.4 million each, with an initial interest rate of 7%, subject to some increases in the case of among other things, an event of default. On March 10, 2022, the Company received $4.6 million in net funds from the first tranche (Note 1) pursuant to a promissory note executed contemporaneously with the execution of the loan agreement. On June 29, 2022, the Company received an additional $4.7 million in net funds from the second tranche (Note 2) pursuant to a promissory note. Each note had an 18-month maturity, may be prepaid subject to varying prepayment premiums, and may be redeemed at any time after six months into the term of such note in amounts up to $0.5 million per calendar month upon the noteholder’s election. On January 11, 2023, the Company amended the promissory notes issued pursuant to the unsecured loan agreement with Streeterville whereby the noteholder agreed to waive their redemption rights through March 31, 2023, in exchange for a fee equal to 3.75% of the outstanding principal balance which increased the outstanding indebtedness due at maturity with Streeterville and increased the associated debt issuance costs recorded on the Condensed Consolidated Balance Sheets by $0.4 million. On August 2, 2023, the Company entered into a Forbearance Agreement with Streeterville which was subsequently amended on August 7, 2023. The Forbearance Agreement and amendment extend the maturity dates for each Note by 12 months. In addition, Streeterville agreed to waive their right to redeem any portion of either Note for 180 days from the date on which the Company closes on a fully marketed public offering for aggregate proceeds, net of fees, of not less than $5,000,000, so long as the Qualified IPO occurs on or before October 1, 2023 (the “Standstill”). If a Qualified IPO does not occur by October 1, 2023, the Standstill shall not take effect. Upon the expiration of the Standstill, redemption obligations under the notes would resume, in addition to weekly cash payments to Streeterville in the amount of $50,000 due in the aggregate under the notes via ACH withdrawal. In consideration of the standstill and the extension of the maturity dates, the Company entered into a Security Agreement with Streeterville, dated August 2, 2023 (the “Security Agreement”), under which Streeterville was granted a first-position security interest in all assets of the Company.

During the three and six months ended and after June 30, 2023, no redemptions have been made to date. The Company has the option, in its sole discretion, to satisfy any redemption demands in cash or shares of its common stock that will be issued in an amount equal to the dollar amount of the redemption demand divided by the number that represents 85% of the average of the two lowest daily volume weighted average prices of common stock over a fifteen-day trailing period. This option to settle in shares at a 15% discount is deemed a beneficial conversion feature (“BCF”). Any remaining indebtedness at maturity is payable in cash.

The loan agreement and accompanying notes are subject to standard and customary events of default, including, without limitation, the Company’s continued listing on the Nasdaq or New York Stock Exchange. While the notes remain outstanding, the Company will be subject to certain conditions and restrictions, including, without limitation the following: the noteholder’s right to consent to any future variable rate transactions (excluding at-the market “ATMs”, equity offerings, or private placements without market adjustable features) and any debt (excluding bank loans, lines of credit, mortgagees, leases, or asset backed loans); the noteholder’s right to participate in any debt or equity financings, excluding (ATMs, loans, lines of credit, mortgagees, leases, or asset backed loans); a prohibition on the Company’s ability to extend or enter into any agreement restricting our ability to issue common stock under the notes; as well as a prohibition on our ability to permit any other lender to participate alongside the noteholder via any debt financing structures.

The Company evaluated both the Note 1 and Note 2 in accordance with ASC 480 “Distinguishing Liabilities from Equity” because the promissory note (1) embodies an unconditional obligation, (2) may require the Company to settle the optional redemption obligation by issuing a variable number of its common shares, and (3) is based solely on a fixed monetary amount known at inception.

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

The Company has recorded debt issue costs totaling $1.8 million associated with the issuance and amendment of the notes which are being amortized over their respective terms. As of June 30, 2023, the balance of unamortized debt issuance costs for both notes were $0.4 million.

For the three and six months ended June 30, 2023, the Company recorded $0.2 and $0.8 million respectively, of debt issuance costs and interest expense in the accompanying Condensed Consolidated Statement of Operations. The interest recorded associated with the unsecured promissory note increases the associated notes payable on the accompanying Condensed Consolidated Balance Sheet. As a result of the Forbearance Agreement and subsequent amendment discussed above, the balance of the notes payable mature in September 2024 and December 2024. The effective interest rate of the notes payable including amortization of the debt issuance costs and accretion of BCF is 14.8%.

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

6. Common Stock

ATM Offering

In August of 2021, the Company engaged B. Riley Securities, Inc. to act as sales agent under the Company’s at-the-market program, which allows us to potentially sell up to $50.0 million of its common stock using a shelf registration statement on Form S-3 filed on August 5, 2021. On March 31, 2023, the date we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, the Company became subject to the offering limits in General Instruction I.B.6 of Form S-3. As a result, the Company filed a prospectus supplement to the prospectus relating to the registration of offerings under the program that reduced the amount the Company may sell to aggregate proceeds of up to $15 million. For the six months ended June 30, 2023, the Company has received proceeds of approximately $1.3 million net of fees from the sale of common stock pursuant to the program. As of June 30, 2023, the Company has received proceeds of approximately $8.9 million net of fees from the sales of 2.8 million shares of common stock since the inception of the program.

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

The Company has three stock-based compensation plans as of June 30, 2023, and 2022. These plans include the 2021 Omnibus Incentive Plan, the 2015 Stock Incentive Plan and the 2005 Stock Incentive Plan. These plans are discussed in detail in our Annual Report Form 10-K for the year ended December 31, 2022, filed with the SEC.

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

During the six months ended June 30, 2023, the Company granted 213.7 thousand restricted stock awards “RSAs” compared to 131.6 thousand similar awards in the same period in 2022. The Company recognized compensation expense related to RSAs of $0.1 and $0.2 million, for the three and six month ended June 30, 2023, compared to $0.1 and $0.3 million for the three and six months ended June 30, 2022. As of June 30, 2023, the total unrecognized compensation cost related to non-vested RSAs not yet recognized in the condensed consolidated statement of operations totaled $0.3 million.

During the six months ended June 30, 2023, the Company granted 626.4 thousand stock options compared to 167.5 thousand similar awards in the same period in 2022. The Company recognized compensation expenses related to stock options of $0.2 and $0.2 million, for the three and six month ended June 30, 2023, compared to $0.4 and $0.6 million for the three and six months ended June 30, 2022. As of June 30, 2023, the total unrecognized compensation cost related to non-vested options not yet recognized in the condensed consolidated statement of operations totaled $0.6 million.

The following table summarizes the activities for the Company’s stock options for the six months ended June 30, 2023:

	June 30, 2023
	Number of Options	Weighted Average
	(In thousands)	Exercise Price
Outstanding at beginning of year	668	$5.22
Granted	626	1.25
Exercised	(72)	0.48
Forfeited	(167)	4.37
Expired	(42)	8.19
Outstanding on June 30, 2023	1,013	$3.12
Options exercisable on June 30, 2023	368	$4.61

Valuation Assumptions

The fair values of employee option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	For Three Months Ended June 30, 2023	For Three Months Ended June 30, 2022	For Six Months Ended June 30, 2023	For Six Months Ended June 30, 2022
Weighted average grant date fair value	$1.09	$–	$1.08	$3.34
Weighted average assumptions used:
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.53%	0.0%	3.68%	0.88%
Expected volatility	103.2%	0.0%	114.1%	133.0%
Expected life (in years)	6.4	–	6.4	6.6

Expected volatility is based on historical volatility and in part on implied volatility. The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for United States (“U.S.”) Treasury instruments with maturities matching the relevant expected term of the award.

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

Consulting services generally include reporting and are typically done monthly, and revenue is matched accordingly. Product sales may include maintenance and customer support allocated revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy using the relative selling price method. All product offering and service offering market values are readily determined based on current and prior stand-alone sales. The Company defers and recognizes maintenance, updates, and support revenue over the term of the contract period, which is generally one year.

Normal payment terms offered to customers, distributors and resellers are net 30 days domestically. The Company does not offer payment terms that extend beyond one year and rarely does it extend payment terms beyond its normal terms. If certain customers do not meet the Company’s credit standards, the Company typically requires payment in advance to limit its credit exposure.

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

The Company’s accounts receivable represents unconditional contract billings for sales per contracts with customers and are classified as current assets. As of June 30, 2023, and December 31, 2022, the Company had accounts receivable balances of $0.2 and $0.5 million, respectively. The Company had an allowance for doubtful accounts on June 30, 2023, of $42 thousand. There was no allowance for doubtful accounts on December 31, 2022.

We had no material contract assets as of June 30, 2023, and December 31, 2022.

Contract liabilities consist of cash payments in advance of the Company satisfying performance obligations and recognizing revenue. The Company currently classifies contract liabilities as deferred revenue.

The following table presents changes in the Company’s contract liability during the six months ended June 30, 2023, and the year ended December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Balance at beginning of period	$455	$560
Additions	2,047	1,877
Revenue recognized	(1,381)	(1,982)
Balance at end of period	$1,121	$455

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

10. Net Loss Per Share

The Company reports two separate net loss per share numbers, basic and diluted. Basic net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period. The common stock equivalents include all common stock issuable upon exercise of outstanding warrants, options and vesting of restricted stock awards. The aggregate number of common stock equivalents excluded from the diluted loss per share calculation for the three months ended June 30, 2023, and 2022 totaled 2,497 and 611 thousand shares, respectively. The aggregate number of common stock equivalents excluded from the diluted loss per share calculation for the six months ended June 30, 2023, and 2022 totaled 2,278 and 629 thousand shares, respectively. Since the Company is in a net loss position for the three and six months ended June 30, 2023, and 2022, basic and dilutive net loss per share is the same.

11. Correction of Immaterial Error

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

The below tables present (in thousands) the effect of the correction for the following periods:

	Three Months Ended June 30, 2022
	As Reported	Adjustments	As Corrected
Revenue	$2,058	$–	$2,058
Cost of revenue	667	249	916

Gross profit	1,391	(249)	1,142

Operating expenses
Sales and marketing	1,817	(249)	1,568
Research and development	1,486	–	1,486
General and administrative	2,049	–	2,049

Operating loss	$(3,961)	$–	$(3,961)

	Six Months Ended June 30, 2022
	As Reported	Adjustments	As Corrected
Revenue	$3,893	$–	$3,893
Cost of revenue	1,321	498	1,819

Gross profit	2,572	(498)	2,074

Operating expenses
Sales and marketing	3,272	(498)	2,774
Research and development	3,136	–	3,136
General and administrative	4,109	–	4,109

Operating loss	$(7,945)	$–	$(7,945)

12. Subsequent Event

On August 2, 2023, the Company entered into a Forbearance Agreement with Streeterville which was subsequently amended on August 7, 2023. The Forbearance Agreement and amendment extend the maturity dates for each Note by 12 months. In addition, Streeterville waived their right to redeem any portion of either Note for 180 days from the date on which the Company closes on a fully marketed public offering for aggregate proceeds, net of fees, of not less than $5,000,000, so long as the Qualified IPO occurs on or before October 1, 2023 (the “Standstill”). If a Qualified IPO does not occur by October 1, 2023, the Standstill shall not take effect. Upon the expiration of the Standstill, redemption obligations under the notes would resume, in addition to weekly cash payments to Streeterville in the amount of $50,000 due in the aggregate under the notes via ACH withdrawal. In consideration of the standstill and the extension of the maturity dates, the Company entered into a Security Agreement with Streeterville, dated August 2, 2023 (the “Security Agreement”), under which Streeterville was granted a first-position security interest in all assets of the Company.

On August 11, 2023, the Company filed a preliminary registration statement on Form S-1 under the Securities Act of 1933 to raise up to $8.5 million in gross proceeds, or $7.5 million net of fees, through issuance of common stock or a pre-funded warrant to purchase common stock and a warrant to purchase common stock.

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K.

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

Much of 2022 was spent improving the INTRUSION Shield On-Premise performance and developing the Shield Cloud and End-Point solutions, both of which were released in September 2022. During the six months ended June 2023, our primary focus has been building out our sales reseller and channel platform and working with those partners to 1) increase our sales pipeline and 2) progress customer prospects, leads and opportunities through the sales lifecycle. Gaining traction with our Shield solutions has taken longer than initially anticipated. We feel that the progress made with our reseller and channel community along with refining our product messaging will help to shorten the sales cycle and grow revenues in future periods.

As discussed in more detail below on June 30, 2023, we had $0.3 million in cash. If we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of net revenues. The period-to-period comparison of results is not necessarily indicative of future results.

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue	22.5%	44.5%	23.2%	46.7%

Gross profit	77.5%	55.5%	76.8%	53.3%

Operating expenses:
Sales and marketing	96.9%	76.2%	113.8%	71.3%
Research and development	98.8%	72.2%	116.9%	80.6%
General and administrative	80.7%	99.6%	96.9%	105.5%

Operating loss	-199.0%	-192.5%	-250.8%	-204.1%

Interest and other income	–	–	1.5%	0.1%
Interest expense	-14.2%	-25.5%	-33.8%	-15.3%
Gain on lease termination	–	20.4%	–	10.8%

Net loss	-213.1%	-197.5%	-283.1%	-208.5%

Revenues. Revenue for the three and six month periods ended June 30, 2023, was $1.5 and $2.8 million compared to $2.1 and $3.9 million for the same periods in 2022. Revenue from our consulting business was $1.1 and $2.1 million for the three and six month periods ended June 30, 2023, compared to $1.7 and $3.3 million for same periods in 2022. INTRUSION Shield revenues were $0.4 and $0.7 million for the three and six month periods ended June 30, 2023, compared to $0.4 and $0.6 million for the three and six month periods ended June 30, 2022.

Concentration of Revenues. For the three and six month periods ended and June 30, 2023, revenues from sales to various U.S. government entities totaled $0.7 and $1.3 million, or 46.7% and 47.5% of revenues compared to $1.4 and $2.7 million, or 65.7% and 68.8% of revenues, for the same periods in 2022. Although we expect our concentration of revenues to vary among customers in future periods depending upon the timing of certain sales, we anticipate that sales to government customers will continue to account for a significant portion of our revenues in future periods. Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including, without limitation, potential disruption to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience. Although we do not anticipate that any of our revenues from government customers will be renegotiated, any cancelled or renegotiated government orders could have a material adverse effect on our financial results. We had two commercial customers in the three and six months ended June 30, 2023 and 2022, that each contributed individually to more than 10% of our total revenue. Our similar product and service offerings are not viewed as individual segments, as its management analyzes the business as a whole and expenses are not allocated to each product offering.

Gross Profit. Gross profit was $1.1 and $2.1 million or 77.5% and 76.8% of revenues for the three and six month periods ended June 30, 2023, compared to $1.1 and $2.1 million or 55.5% and 53.3% of revenues for the three and six month periods ended June 30, 2022. The increased gross profit is largely due to the loss of the low margin government contract and a shift in product mix with Shield representing a greater percentage of sales.

Operating Expenses. Operating expenses for the three and six months ended June 30, 2023, totaled $4.1 and $9.1 million, a decrease of 19.6% and 9.0% when compared to $5.1 and $10.0 million for the same periods in 2022. The period over period change was most notably due to reduced legal expense associated with the various litigation matters that arose in 2021, reduced consulting expense and lower stock-based compensation.

In late March 2023, we implemented cost reduction measures that will approximate $1.5 million per quarter on a go-forward basis. There was no impact on operating expenses in the March quarter resulting from these reductions. In the June quarter we realized $1.2 million in cost savings excluding the impact of non-cash stock-based compensation. The reductions included the voluntary reduction in compensation for certain of our executive officers for a 6-month period, elimination of 16 full-time positions (“RIF”) and decreased use of contractors. As a form of retention incentive for employees not impacted by the RIF and in exchange for the voluntary reduction in compensation, we issued 553 thousand options for the purchase of shares of common stock.

Sales and Marketing. Sales and marketing expenses were $1.4 and $3.2 million for the three and six month periods ended June 30, 2023, compared to $1.6 and $2.8 million for the three and six month periods in 2022. Certain discretionary marketing spend inclusive of participation in trade shows, utilization of third-party contractors for content and product messaging and travel, are likely to vary over time based on savings initiatives that may be necessary.

Research and Development. For the three and six month periods ended June 30, 2023, research and development expenses were $1.5 and $3.2 million compared to $1.5 and $3.1 million for the three and six month period ended June 30, 2022. In the second quarter of 2022, we implemented the Agile methodology of software development to manage and track our development costs. As a result, we are able to accurately quantify and capture the cost associated with each stage of the development life cycle and, accordingly, are capitalizing costs incurred during the application development stage. For the three and six month periods ended June 30, 2023, we recorded $0.3 and $0.8 million of research and development costs to internal use software compared to $0.4 million for the period ended June 2022. The net increased spend for the six month period, including amounts capitalized, of $0.5 million related to costs to harden the design and user interface related to the Shield suite of products. Research and development costs may vary over time as we determine the frequency of new releases, improved functionality and enhancements needed to be competitive with our product offering.

General and Administrative. General and administrative expenses were $1.2 and $2.7 million for the three and six month periods ended June 30, 2023, compared to $2.0 and $4.1 million for the three and six month periods ended June 30, 2022. The decrease in general and administrative expenses is primarily due to a reduction in legal costs of $0.7 and $0.9 million for the three and six month periods associated with various litigation matters that arose in 2021 and reduced use of contractors in 2023 of $0.4 million.

Interest Expense. Our interest expense consists primarily of interest related to the Streeterville notes entered into in March and June of 2022 and related debt issuance cost amortization as well as interest expense from finance leases. Interest expense for the quarter ended June 30, 2023, decreased $0.3 million to $0.2 million. The decrease primarily relates to the reversal of interest recorded to accrete the value of the Streeterville notes to the stock-settled value for potential redemptions paid in stock as no redemption payments in cash or stock were made in the quarter. Interest expense for the six months ended June 30, 2023, totaled $0.9 million compared to $0.6 million for the six months ended June 30, 2022. The increase is due to the Streeterville notes not being outstanding for the full six-months in 2022. Interest expense will vary in the future based on our cash flow and borrowing needs.

Interest and Other Income. Interest and other income were negligible for the three and six month periods ended June 30, 2023, and 2022.

Gain on Extinguishment of Lease and Debt. For the three and six month periods ended June 30, 2022, we had a gain on extinguishment of lease of $0.4 million.

Liquidity and Capital Resources

As of August 11, 2023, we had $0.3 million of cash, which is not sufficient to cover our monthly operating needs. We need to raise additional funds in the near term to continue operations and comply with our financial obligations. We intend to obtain these funds through one or more offerings of debt or equity securities, including through registered direct offerings, private placements, and the use of our at-the-market program. We can provide no assurances that we will be able to obtain such financing on acceptable terms or at all and, in the case of equity or equity-linked financings, such financings will result in dilution to our stockholders.

Sources of Liquidity

As of June 30, 2023, we had cash and cash equivalents of $0.3 million, down from $3.0 million as of December 31, 2022, and a working capital deficit of ($13.9) million compared to ($7.8) million as of December 31, 2022. Our principal source of cash for funding operations and growth in 2022 were issuance of the two Streeterville notes which contributed $9.3 million, net of issuance costs, and $6.4 million from the sale and issuance of common stock and warrants. Our principal sources of cash for funding operations in 2023 has been $1.3 million net of fees received from our at-the-market program and through changes in working capital which includes receipt of the remaining ERC refund in the March quarter of $1.4 million.

2022 Notes Issuance

We entered into a SPA with Streeterville on March 10, 2022, pursuant to which Streeterville purchased two unsecured promissory notes with substantively identical terms. Streeterville purchased the first note on March 10, 2022, and the second note on June 29, 2022, each note with an aggregate principal amount of $5.4 million in exchange for $5.0 million less certain expenses. We received an aggregate of approximately $9.3 million, net of transaction expenses, in connection with these issuances.

The notes had original maturity dates in September and December 2023 and, as a result, are reflected as a current liability on our condensed consolidated balance sheets. Streeterville has the right to redeem up to $0.5 million of the outstanding balance of each note per month. Payments may be made by the Company, generally at the Company’s option, (a) in cash, (b) by paying the redemption amount in the form of shares of common stock or (c) a combination of cash and shares of common stock. If paid in common stock, the number of redemption shares to be issued is based on a 15% discount to market, as further defined in the note agreements. Through December 2022, Streeterville made three separate redemption requests totaling $1.5 million, which we satisfied cash. In January 2023, the note agreements were amended whereby Streeterville waived their right to redemptions through March 31, 2023, in exchange for a fee equal to 3.75% of the outstanding note balance. This fee was added to the outstanding principal balance to be paid at maturity. No redemptions have been made in 2023. As of June 30, 2023, our total outstanding amount payable to Streeterville which includes principal, accrued interest and fees associated with agreement modifications was $10.9 million.

On August 2, 2023, the Company entered into a Forbearance Agreement with Streeterville which was subsequently amended on August 7, 2023. The Forbearance Agreement and amendment extend the maturity dates for each Note by 12 months. In addition, Streeterville waived their right to redeem any potion of either Note for 180 from the date on which the Company closes on a fully marketed public offering for aggregate proceeds, net of fees, of not less than $5.0 million, so long as the qualified public offering occurs on or before October 1, 2023. If a Qualified IPO does not occur by October 1, 2023, the Standstill shall not take effect. Upon the expiration of the Standstill, redemption obligations under the notes would resume, in addition to weekly cash payments to Streeterville in the amount of $50,000 due in the aggregate under the notes via ACH withdrawal. In consideration of the stand still and the extension of the maturity dates, the Company entered into a Security Agreement with Streeterville, dated August 2, 2023, under which Streeterville was granted a first-position security interest in all assets of the Company. However, there can be no assurance that we will improve our liquidity position or our ability to make redemption or principal payments.

At-The-Market Program

In August of 2021, the Company engaged B. Riley Securities, Inc. to act as sales agent under the Company’s at-the-market program, which allowed us to potentially sell up to $50.0 million of its common stock using the shelf registration statement on Form S-3 filed on August 5, 2021. On March 31, 2023, the date we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, the registration became subject to the offering limits in General Instruction I.B.6 of Form S-3. As a result, we filed a prospectus supplement to the prospectus relating to the registration of offerings under the program that reduced the amount we may sell to aggregate proceeds of up to $15 million. For the six months ended June 30, 2023, we received $1.3 million, net of fees for sales of common stock were made pursuant to the program.

For so long as our public float is less than $75 million, we will be subject to the restrictions set forth in General Instruction I.B.6 to Form S-3, which limit our ability to conduct primary offerings under a Form S-3 registration statement, including with respect to issuances under our at-the-market program. Under such limitations, we may not sell, during any 12-month period, securities on Form S-3 having an aggregate market value of more than one-third of our public float. As of August 11, 2023, our public float calculated in accordance with General Instruction I.B.6 of Form S-3 was $21.4 million.

Condensed Consolidated Statements of Cash Flows

Our cash flows for the six months ended June 30, 2023, and 2022 (in thousands) were:

	Six Months Ended
	June 30, 2023	June 30, 2022
Net cash used in operating activities	$(3,275)	$(7,125)
Net cash used in investing activities	(717)	(476)
Net cash provided by financing activities	1,277	10,519
Change in cash and cash equivalents	$(2,715)	$2,918

Operating Activities

Net cash used in operations for the six months ended June 30, 2023, was ($3.3) million due to a net loss of ($7.9) million, offset by 1) adjustments for non-cash items of $2.2 million which are mostly comprised of depreciation, stock-based compensation, and interest related to Streeterville notes and 2) changes in working capital of $2.4 million consisting principally of the cash receipt of amounts due relating to Employee Retention Credit and amounts received as prepayment for a one-year customer contract.

Net cash used in operations for the six months ended June 30, 2022, was ($7.1) million due primarily to a net loss of ($8.1) million partially offset by the following sources of cash and non-cash items: $1.7 million add back of non-cash expense comprised mostly of depreciation and stock-based compensation and ($0.7) million changes in working capital.

Investing Activities

For the six months ended June 30, 2023, net cash used in investing activities was ($0.7) million, which was principally the capitalization of internally developed software. Net cash used by investing activities, for the six months ended June 30, 2022, was ($0.5) million consisting of $0.4 million of capitalized internally developed software and $0.1 million for purchases of property and equipment.

Financing Activities

For six months ended June 30, 2023, net cash provided by financing activities was $1.3 million which consisted of proceeds from sales of common stock using our at-the-market program partially offset by finance lease payments. Cash provided by financing activities for the 2022 period totaled $10.5 million which was primarily the result of net proceeds from issuance of the Streeterville notes of $9.3 million and sales of stock using our at-the-market program of $1.2 million.

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

As of June 30, 2023, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that the disclosure controls and procedures were effective.

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Class Action Litigation

On April 16, 2021, a class action lawsuit was filed in the United States District Court, Eastern District of Texas, Sherman Division, captioned Celeste v. Intrusion Inc. et al., Case No. 4:21-cv-00307 (E.D. Tex.) against us, our now-former chief financial officer, and now-former chief executive officer alleging, among other things, that the defendants made false and/or misleading statements or omissions about our business, operations, and prospects in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act. The Celeste lawsuit claimed compensatory damages and legal fees.

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

Securities Investigation

On August 8, 2021, we received a notification from the Securities and Exchange Commission, Division of Enforcement, that it was conducting an investigation captioned In the Matter of Intrusion Inc. and requesting we produce certain documents and information. On November 9, 2021, the Securities and Exchange Commission served a subpoena to us in connection with this investigation which formally requested substantially similar information as in the prior request. We are continuing to comply with the requests and are cooperating in the investigation. We can offer no assurances as to the outcome of this investigation or its potential effect on us or our results of operations.

Stockholder Derivative Claim

On June 3, 2022, a stockholder derivative complaint was filed in U.S. District Court, District of Delaware by plaintiff Nathan Prawitt on behalf of Intrusion against certain of our current and former officers and directors. Plaintiff alleges that Defendants through various actions breached their fiduciary duties, wasted corporate assets, and unjustly enriched Defendants by (a) incurring costs and expenses in connection with the ongoing SEC investigation, (b) incurring costs and expenses to defend us with respect to the consolidated class action, (c) settling class-wide liability with respect to the consolidated class action, as well as ancillary claims regarding sales of our common stock by certain of the Defendants. The Plaintiff is seeking remedial actions including improvements in our corporate governance and internal control policies and reimbursement of legal costs. While we are not a named defendant, but a nominal plaintiff in the stockholder derivative claim, we will be providing the financial and other assistance for each of the Defendants that we are obligated to provide under our Articles of Incorporation, our Bylaws, as well as individual indemnifications agreements that are in effect between, us and each of the Defendants.

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

Risks Related to Our Financial Position and Liquidity

We may not be able to implement our current business plan or continue operations unless we are able to raise additional funds through public or private financings.

As of August 11, 2023, we had $0.3 million of cash, which is not sufficient to fund our monthly operating needs. We need to raise additional funds in the near term to continue operations and comply with our financial obligations. We intend to obtain these funds through one or more offerings of debt or equity securities, including through registered direct offerings, private placements, and the use of our at-the-market program. We can provide no assurances that we will be able to raise additional funds, and the terms of those financings, if available at all, may be on terms, which are not favorable to us and, in the case of equity financings, will result in dilution to our stockholders.

If we are unable to obtain additional debt or equity financing on acceptable terms, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations. Specifically, we may have to further reduce our workforce, sell our assets, and reduce or cease activities to grow our business. Such actions may impact our ability to comply with the obligations under our commercial contracts, including those under the government contract for which we received prepayment of the full one-year term in April 2023. Failure to comply with such contracts may result in the termination of such contracts and us being obligated to return some or any prepayments we received. We may also fail to satisfy our obligations under the Streeterville notes.

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

Item 6. EXHIBITS

The following Exhibits are filed with this report form 10-Q:

10.1

Amendment dated January 11, 2023, to the Securities Purchase Agreement dated March 10, 2022, by and between the Registrant and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on January 17, 2023)

10.2 10.3

Note Purchase Agreement dated February 23, 2023, dated February 23, 2023, by and Between Registrant and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 1, 2023)

Amendment dated March 27, 2023, to the Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 22, 2023)

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

INTRUSION INC.

Date: August 14, 2023	/s/ Anthony Scott
Anthony Scott
Director, President & Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2023	/s/ Kimberly Pinson
Kimberly Pinson
Chief Financial Officer, (Principal Financial & Accounting Officer)

