Form 10-Q
period 2023-09-30
INTRUSION INC
filed 2023-11-14
CIK 736012

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on November 13, 2023, was 34,401,395.

INTRUSION INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$177	$3,015
Accounts receivable, net	450	530
Prepaid expenses and other assets	305	1,877
Total current assets	932	5,422
Noncurrent Assets:
Property and equipment:
Equipment	3,115	2,865
Capitalized software development	2,527	1,380
Furniture and fixtures	43	43
Leasehold improvements	78	78
Property and equipment, gross	5,763	4,366
Accumulated depreciation and amortization	(2,921)	(2,208)
Property and equipment, net	2,842	2,158
Finance leases, right-of-use assets, net	549	1,048
Operating leases, right-of-use assets, net	237	504
Other assets	161	143
Total noncurrent assets	3,789	3,853
TOTAL ASSETS	$4,721	$9,275

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable, trade	$2,497	$1,273
Accrued expenses	635	446
Finance lease liabilities, current portion	617	667
Operating lease liabilities, current portion	113	294
Notes payable, current portion	11,021	10,114
Deferred revenue	862	455
Total current liabilities	15,745	13,249

Noncurrent Liabilities:
Finance lease liabilities, noncurrent portion	4	10
Operating lease liabilities, noncurrent portion	135	231
Notes payable, noncurrent portion	370	–
Total noncurrent liabilities	509	241

Commitments and Contingencies – (See Note 5)

Stockholders’ Deficit:
Preferred stock, $0.01 par value: Authorized shares – 5,000 Issued shares – 0 in 2023 and 2022	–	–
Common stock, $0.01 par value: Authorized shares – 80,000; Issued shares – 24,620 in 2023 and 21,198 in 2022; Outstanding shares – 24,610 in 2023 and 21,188 in 2022	246	212
Common stock held in treasury, at cost – 10 shares	(362)	(362)
Additional paid-in capital	96,026	92,304
Accumulated deficit	(107,400)	(96,326)
Accumulated other comprehensive loss	(43)	(43)
Total stockholders’ deficit	(11,533)	(4,215)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,721	$9,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenue	$1,468	$2,192	$4,245	$6,085
Cost of revenue	324	995	967	2,814

Gross profit	1,144	1,197	3,278	3,271

Operating expenses:
Sales and marketing	1,357	1,711	4,518	4,485
Research and development	1,171	1,456	4,418	4,592
General and administrative	1,309	1,852	4,000	5,961

Operating loss	(2,693)	(3,822)	(9,658)	(11,767)

Interest and other income	2	2,002	43	2,004
Interest expense	(520)	(1,061)	(1,459)	(1,657)
Gain (loss) on lease termination	–	(35)	–	385

Net loss	$(3,211)	$(2,916)	$(11,074)	$(11,035)

Net loss per share:
Basic	$(0.14)	$(0.15)	$(0.51)	$(0.57)
Diluted	$(0.14)	$(0.15)	$(0.51)	$(0.57)

Weighted average common shares outstanding:
Basic	23,061	19,826	21,844	19,433
Diluted	23,061	19,826	21,844	19,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands)

	Common Stock		Treasury Stock		Accumulated Other Comprehensive Loss	Additional Paid-In-Capital	Accumulated Deficit	Total
	Dollars	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars
Balance, December 31, 2022	$212	21,198	$(362)	10	$(43)	$92,304	$(96,326)	$(4,215)
Stock-based compensation expense	–	–	–	–	–	94	–	94
Exercise of stock options	–	58	–	–	–	7	–	7
Public stock offering, net of fees	–	2	–	–	–	21	–	21
Withholdings related to stock-based compensation awards	–	–	–	–	–	(5)	–	(5)
Net loss	–	–	–	–	–	–	(4,734)	(4,734)
Balance, March 31, 2023	$212	12,258	$(362)	10	$(43)	$92,421	$(101,060)	$(8,832)
Stock-based compensation expense	–	–	–	–	–	331	–	331
Public stock offering, net of fees	10	970	–	–	–	1,299	–	1,309
Issuance of restricted stock, net of forfeitures	2	214	–	–	–	(2)	–	–
Net loss	–	–	–	–	–	–	(3,129)	(3,129)
Balance, June 30, 2023	$224	22,442	$(362)	10	$(43)	$94,049	$(104,189)	$(10,321)
Stock-based compensation expense	–	–	–	–	–	293	–	293
Exercise of stock options	–	3	–	–	–	–	–	–
Public stock offering, net of fees	22	2,175	–	–	–	1,684	–	1,706
Net loss	–	–	–	–	–	–	(3,211)	(3,211)
Balance, September 30, 2023	$246	24,620	$(362)	10	$(43)	$96,026	$(107,400)	$(11,533)

	Common Stock		Treasury Stock		Accumulated Other Comprehensive Loss	Additional Paid-In-Capital	Accumulated Deficit	Total
	Dollars	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars
Balance, December 31, 2021	$191	19,135	$(362)	10	$(43)	$84,230	$(80,097)	$3,919
Public stock offering, net of fees	3	248	–	–	–	946	–	949
Stock-based compensation expense	–	–	–	–	–	427	–	427
Exercise of stock options	1	91	–	–	–	60	–	61
Net loss	–	–	–	–	–	–	(4,054)	(4,054)
Balance, March 31, 2022	$195	19,474	$(362)	10	$(43)	$85,663	$(84,151)	$1,302
Stock-based compensation expense	–	–	–	–	–	450	–	450
Public stock offering, net of fees	1	84	–	–	–	254	–	255
Partial extinguishment of operating lease with common stock	–	75	–	–	–	200	–	200
Issuance of restricted stock, net of forfeitures	1	106	–	–	–	(1)	–	–
Exercise of stock options	–	6	–	–		4	–	4
Net loss	–	–	–	–	–	–	(4,065)	(4,065)
Balance, June 30, 2022	$197	19,745	$(362)	10	$(43)	$86,570	$(88,216)	$(1,854)
Stock-based compensation expense	–	–	–	–	–	229	–	229
Public stock offering, net of fees	3	199	–	–	–	685	–	688
Registered direct offering, net of fees	9	939	–	–	–	3,303	–	3,312
Net loss	–	–	–	–	–	–	(2,916)	(2,916)
Balance, September 30, 2022	$209	20,883	$(362)	10	$(43)	$90,787	$(91,132)	$(541)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Operating Activities:
Net loss	$(11,074)	$(11,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,214	925
Bad debt expense	59	–
Stock-based compensation	718	1,106
Non-cash lease costs	267	227
Amortization of debt issuance costs	446	590
Non-cash interest and interest accretion up to the redemption common stock settlement amount	831	1,038
Employee retention credit	–	(2,000)
Gain on lease termination	–	(385)
Changes in operating assets and liabilities:
Accounts receivable	21	118
Prepaid expenses and other assets	1,572	(473)
Accounts payable and accrued expenses	1,037	1,018
Operating lease liabilities	(277)	(995)
Deferred revenue	407	309
Net cash used in operating activities	(4,779)	(9,557)

Investing Activities:
Capitalization of software development	(1,013)	(890)
Purchases of property and equipment	(28)	(223)
Net cash used in investing activities	(1,041)	(1,113)

Financing Activities:
Proceeds from notes payable	–	10,000
Payment on notes payable issuance costs	–	(710)
Principal payments on notes payable	–	(500)
Proceeds from stock options exercised	7	66
Proceeds from registered direct offering, net of fees	–	3,312
Proceeds from public stock offering, net of fees	3,036	1,891
Withholdings related to stock-based compensation awards	(5)	–
Reduction of finance lease liability	(56)	(583)
Net cash provided by financing activities	2,982	13,476

Net (decrease) increase in cash and cash equivalents	(2,838)	2,806
Cash and cash equivalents at beginning of period	3,015	4,100
Cash and cash equivalents at end of period	$177	$6,906

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Cash paid for interest	$166	$30

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for lease termination	$–	$200
Equipment purchases and capitalized software included in accounts payable	$358	$–

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2023, the Company had cash and cash equivalents of $0.2 million and a working capital deficit of $14.8 million. In addition, the Company has incurred net operating losses during the last three years. The Company’s principal sources of cash for funding operations in 2022 was through the issuance of the two Streeterville notes which contributed $9.3 million, net of issuance costs and $6.4 million from the sale and issuance of common stock and warrants. The Company’s principal source of cash for funding operations in 2023 has been through the issuance of common stock using the Company’s at-the-market (“ATM”) program which provided $3.0 million net of fees through September 30, 2023. Subsequent to September 30, 2023, through the date of these financial statements, the Company has received $1.5 million in net proceeds from the sale of the ATM. Additionally, on November 8, 2023 the Company closed on the private offering of common stock and warrants that provided $2.4 million, net of fees. Management plans to fund the operations of the Company through additional debt or equity financing and the issuance of common stock. If the Company is not able to obtain additional debt or equity financing or raise adequate funds under the Company’s ATM program, the Company may be unable to implement the Company’s business plan, fund its liquidity needs or even continue its operations. The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that may be necessary if the Company is unable to continue as a going concern.

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

3. Right-of-use Asset and Leasing Liabilities

The Company has operating and finance leases where it records the right-of-use assets and a related lease liability as required under ASC 842. The lease liabilities are determined by the net present value of total lease payments and amortized over the life of the lease. All obligations under the Company’s lease agreements are designed to terminate with the last scheduled payment. The Company’s leases are for the following types of assets:

•	Computer hardware and copy machines- The Company’s finance lease right-of-use assets consist of computer hardware and copy machines. These leases have a three-year life and are in various stages of completion.

•	Office space - The Company’s operating lease right-of-use assets include its rental agreements for its offices in Plano, TX, and a data service center in Allen, TX. The Plano offices operating lease expired on September 30, 2023. In October 2023, the Company signed a new lease with a term of eleven years and one month that commences upon completion of tenant improvements. A temporary lease has been signed and is effective until tenant improvements are complete. The data service center operating lease liability has a life of two years and one month as of September 30, 2023.

In accordance with ASC 842, the Company has elected practical expedients to combine lease and non-lease components, which consist principally of common area maintenance charges, for all classes of underlying assets and to exclude leases with an initial term of 12 months or less.

As the implicit rate is not readily determinable for the Company’s lease agreements, the Company uses an estimated incremental borrowing rate to determine the initial present value of lease payments. This discount rate for the lease approximates the federal reserve’s prime rate.

For the three and nine months ended September 30, 2023, the Company had $0.1 and $0.3 million respectively, in lease payments related to operating leases. For the three and nine months ended September 30, 2023, the Company had $1 and $56 thousand respectively, in lease payments related to financing leases.

Schedule of Items Appearing on the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating expense:
Amortization expense – Finance ROU	$166	$166	$499	$498
Lease expense – Operating ROU	$112	$82	$268	$268
Other expense:
Interest expense – Finance ROU	$2	$7	$13	$29

Future minimum lease obligations consisted of the following as of September 30, 2023 (in thousands):

	Operating	Finance
Period ending December 31,	ROU Leases	ROU Leases	Total
2023	$20	$611	$631
2024	123	8	131
2025	115	2	117
	$258	$621	$879
Less Interest*	(10)	–
	$248	$83

*	Interest is imputed for operating ROU leases and classified as lease expense and is included in operating expenses in the accompanying Condensed Consolidated Statement of Operations.

4. Notes Payable

On March 10, 2022, Intrusion Inc. entered into a security purchase agreement (the “SPA”) with Streeterville Capital, LLC (“Streeterville”) whereby the Company issued two separate promissory notes of $5.4 million each, with an initial interest rate of 7%, subject to some increases in the case of among other things, an event of default. On March 10, 2022, the Company received $4.6 million in net funds from the first tranche (Note 1) pursuant to a promissory note executed contemporaneously with the execution of the loan agreement. On June 29, 2022, the Company received an additional $4.7 million in net funds from the second tranche (Note 2) pursuant to a promissory note. Each note had an 18-month maturity, may be prepaid subject to varying prepayment premiums, and may be redeemed at any time after six months into the term of such note in amounts up to $0.5 million per calendar month upon the noteholder’s election. On January 11, 2023, the Company amended the promissory notes issued pursuant to the unsecured loan agreement with Streeterville whereby the noteholder agreed to waive their redemption rights through March 31, 2023, in exchange for a fee equal to 3.75% of the outstanding principal balance which increased the outstanding indebtedness due at maturity with Streeterville and increased the associated debt issuance costs recorded on the Condensed Consolidated Balance Sheets by $0.4 million. On August 2, 2023, the Company entered into a Forbearance Agreement with Streeterville which was subsequently amended on August 7, 2023. The Forbearance Agreement and amendment extend the maturity dates for each Note by 12 months. In consideration of the extension of the maturity dates, the Company entered into a Security Agreement with Streeterville, dated August 2, 2023 (the “Security Agreement”), under which Streeterville was granted a first-position security interest in all assets of the Company. On October 11, and October 17, 2023, the Company agreed to exchange $0.4 million in aggregate principal on the Streeterville Note 1 for 1.0 million shares of the Company’s common stock. The issuance of the shares was made pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act of 1933, as amended.

There have been no redemptions in 2023. The Company has the option, in its sole discretion, to satisfy any redemption demands in cash or shares of its common stock that will be issued in an amount equal to the dollar amount of the redemption demand divided by the number that represents 85% of the average of the two lowest daily volume weighted average prices of common stock over a fifteen-day trailing period. This option to settle in shares at a 15% discount is deemed a beneficial conversion feature (“BCF”). Any remaining indebtedness at maturity is payable in cash.

The loan agreement and accompanying notes are subject to standard and customary events of default, including, without limitation, the Company’s continued listing on the Nasdaq or New York Stock Exchange. While the notes remain outstanding, the Company will be subject to certain conditions and restrictions, including, without limitation the following: the noteholder’s right to consent to any future variable rate transactions (excluding ATMs, equity offerings, or private placements without market adjustable features) and any debt (excluding bank loans, lines of credit, mortgagees, leases, or asset backed loans); the noteholder’s right to participate in any debt or equity financings, excluding (ATM, loans, lines of credit, mortgagees, leases, or asset backed loans); a prohibition on the Company’s ability to extend or enter into any agreement restricting the Company’s ability to issue common stock under the notes; as well as a prohibition on the Company’s ability to permit any other lender to participate alongside the noteholder via any debt financing structures.

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

The Company has recorded debt issue costs totaling $1.8 million associated with the issuance and amendment of the notes which are being amortized over their respective terms. As of September 30, 2023, the balance of unamortized debt issuance costs for both notes were $0.5 million.

For the three and nine months ended September 30, 2023, the Company recorded $0.5 and $1.5 million respectively, of debt issuance costs and interest expense in the accompanying Condensed Consolidated Statement of Operations. The interest recorded associated with the promissory notes increases the associated notes payable on the accompanying Condensed Consolidated Balance Sheet. As a result of the Forbearance Agreement and subsequent amendment discussed above, the balance of the notes payable mature in September 2024 and December 2024. The effective interest rate of the notes payable including amortization of the debt issuance costs and accretion of BCF is 26.9%.

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

Securities Investigation

On August 8, 2021, the Company received a notification from the Securities and Exchange Commission, Division of Enforcement, that it was investigating captioned In the Matter of Intrusion Inc. and requesting the Company produce certain documents and information. On November 9, 2021, the Securities and Exchange Commission served a subpoena to the Company in connection with this investigation which formally requested substantially similar information as in the prior request. On September 26, 2023, the Company consented to the entry of final judgment, in the action styled Securities and Exchange Commission v Intrusion Inc., No. 4:23-cv-00859 (E.D. Tex. filed September 26, 2023). On October 5, 2023, the court approved the final judgment with no penalties assessed against the Company.

Stockholder Derivative Claim

On June 3, 2022, a verified stockholder derivative complaint was filed in U.S. District Court, District of Delaware by plaintiff Nathan Prawitt (the “Plaintiff Stockholder”) on behalf of Intrusion against certain of the Company’s current and former officers and directors (the “Defendants”). Plaintiff alleges that Defendants through various actions breached their fiduciary duties, wasted corporate assets, and unjustly enriched Defendants by (a) incurring costs and expenses in connection with the ongoing SEC investigation, (b) incurring costs and expenses to defend the Company with respect to the consolidated class action, (c) settling class-wide liability with respect to the consolidated class action, as well as ancillary claims regarding sales of the Company’s common stock by certain of the Defendants. On September 28, 2023, the Company agreed to settle the claim. On October 2, 2023, public notice of the settlement was given. The settlement agreement provides in part for (i) an amendment to the Company’s Bylaws, committee Charters, and other applicable corporate policies to implement certain measures set forth more fully therein, to remain in effect for no less than three years; (ii) attorneys’ fees and expenses to plaintiff’s counsel of $0.3 million; and (iii) the dismissal of all claims against the defendants, including the Company, in connection with the action. The $0.3 million settlement payment will be paid by the Company’s insurance provider under its insurance policy since the Company’s $0.5 million retention was previously exhausted. A hearing is scheduled for January 17, 2024, to obtain court approval of the settlement, agreement for the court to rule upon any objections to the proposed settlement, and for entry of final judgment in the matter.

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

6. Common Stock

ATM Program

B. Riley Securities, Inc. acts as sales agent for the Company’s ATM program, which allows the Company to potentially sell up to $50.0 million of its common stock using a shelf registration statement on Form S-3 filed on August 5, 2021. On March 31, 2023, the date the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, the Company became subject to the offering limits in General Instruction I.B.6 of Form S-3. As a result, the Company filed a prospectus supplement to the prospectus relating to the registration of offerings under the program that reduced the amount the Company may sell to aggregate proceeds of up to $15 million. For the nine months ended September 30, 2023, the Company has received proceeds of approximately $3.0 million net of fees from the sale of common stock pursuant to the program. As of September 30, 2023, the Company has received proceeds of approximately $10.6 million net of fees from the sales of 5.0 million shares of common stock since the inception of the program.

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

The Company has three stock-based compensation plans as of September 30, 2023, and December 31, 2022. These plans include the 2021 Omnibus Incentive Plan, the 2015 Stock Incentive Plan and the 2005 Stock Incentive Plan. These plans are discussed in detail in the Company’s Annual Report Form 10-K for the year ended December 31, 2022, filed with the SEC.

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

During the nine months ended September 30, 2023, the Company granted 213.7 thousand restricted stock awards (“RSAs”) compared to 131.6 thousand similar awards in the same period in 2022. The Company recognized compensation expense related to RSAs of $0.1 and $0.3 million, for the three and nine months ended September 30, 2023, compared to $0.2 and $0.5 million for the three and nine months ended September 30, 2022. As of September 30, 2023, the total unrecognized compensation cost related to non-vested RSAs not yet recognized in the condensed consolidated statement of operations totaled $0.2 million.

During the nine months ended September 30, 2023, the Company granted 626.4 thousand stock options compared to 233.5 thousand similar awards in the same period in 2022. The Company recognized compensation expenses related to stock options of $0.2 and $0.4 million, for the three and nine months ended September 30, 2023, compared to $0.1 and $0.6 million for the three and nine months ended September 30, 2022. As of September 30, 2023, the total unrecognized compensation cost related to non-vested options not yet recognized in the condensed consolidated statement of operations totaled $0.4 million.

The following table summarizes the activities for the Company’s stock options for the nine months ended September 30, 2023:

	September 30, 2023
	Number of Options	Weighted Average
	(In thousands)	Exercise Price
Outstanding at beginning of year	668	$5.22
Granted	626	1.25
Exercised	(72)	0.48
Forfeited	(170)	4.32
Expired	(42)	8.19
Outstanding on September 30, 2023	1,010	$3.12
Options exercisable on September 30, 2023	434	$4.24

Valuation Assumptions

The fair values of employee option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	For Three Months Ended September 30, 2023	For Three Months Ended September 30, 2022	For Nine Months Ended September 30, 2023	For Nine Months Ended September 30, 2022
Weighted average grant date fair value	$–	$3.58	$1.08	$3.41
Weighted average assumptions used:
Expected dividend yield	–	0.0%	0.0%	0.0%
Risk-free interest rate	–	2.81%	3.68%	1.43%
Expected volatility	–	132.2%	114.1%	132.7%
Expected life (in years)	–	6.9	6.4	6.7

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

Consulting services include reporting and are typically done monthly, and revenue is matched accordingly. Product sales may include maintenance and customer support allocated revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy using the relative selling price method. All product offering and service offering market values are readily determined based on current and prior stand-alone sales. The Company defers and recognizes maintenance, updates, and support revenue over the term of the contract period, which is generally one year.

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

The Company’s accounts receivable represents unconditional contract billings for sales per contracts with customers and are classified as current assets. The Company had net accounts receivable balances of $0.5 million in both September 30, 2023, and December 31, 2022. The Company had an allowance for doubtful accounts on September 30, 2023, of $52 thousand. There was no allowance for doubtful accounts on December 31, 2022.

We had no material contract assets as of September 30, 2023, and December 31, 2022.

Contract liabilities consist of cash payments in advance of the Company satisfying performance obligations and recognizing revenue. The Company classifies contract liabilities as deferred revenue.

The following table presents changes in the Company’s contract liability during the nine months ended September 30, 2023, and the year ended December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Balance at beginning of period	$455	$560
Additions	2,619	1,877
Revenue recognized	(2,212)	(1,982)
Balance at end of period	$862	$455

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

10. Net Loss Per Share

The Company reports two separate net loss per share numbers, basic and diluted. Basic net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period. The common stock equivalents include all common stock issuable upon exercise of outstanding warrants, options and vesting of restricted stock awards. The aggregate number of common stock equivalents excluded from the diluted loss per share calculation for the three months ended September 30, 2023, and 2022 totaled 2,465 and 950 thousand shares, respectively. The aggregate number of common stock equivalents excluded from the diluted loss per share calculation for the nine months ended September 30, 2023, and 2022 totaled 2,341 and 1,274 thousand shares, respectively. Since the Company is in a net loss position for the three and nine months ended September 30, 2023, and 2022, basic and dilutive net loss per share is the same.

11. Subsequent Events

Partial Conversion of Streeterville Note #1

On October 11, 2023, and October 17, 2023, the Company agreed to exchange $0.4 million in aggregate principal on Streeterville Note #1 for 1.0 million shares of the Company’s common stock. The issuance of the shares was made pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act of 1933 as amended.

Nasdaq Notification Regarding $35.0 Million Market Value of Listed Securities Continued Listing Requirements

On October 26, 2023, Intrusion Inc. received a letter from the Listing Qualifications Staff of Nasdaq (the “Staff Determination”) notifying the Company that, based upon the Company’s non-compliance with the $35.0 million market value of listed securities requirement for continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Marketplace Rule 5550(b)(2), the Company’s securities are subject to delisting from Nasdaq unless the company requests a hearing before a Nasdaq Hearings Panel.

The Company requested a hearing before a Hearings Panel, which will stay any action with respect to the Staff Determination until the Nasdaq Hearings Panel renders a final decision subsequent to the hearing. At the hearing, the Company expects to present its plan for regaining and sustaining compliance with all applicable requirements for continued listing on The Nasdaq Capital Market. There can be no assurance that such Nasdaq Panel will grant the Company’s request for continued listing.

The notice has no immediate effect on the listing or trading of the Company’s common stock, which will continue to be listed and traded on the Nasdaq Capital Market.

Private Offering

On November 8, 2023, Intrusion Inc. entered into a Securities Purchase Agreement pursuant to which, among other things, the Company sold to certain purchasers, in a private offering, an aggregate of 4.4 million shares of its common stock, each of which is coupled with a warrant to purchase two shares of common stock, at an aggregate offering price of $0.60 per share and warrant. Wellington Shields & Co. LLC acted as placement agent in the offering. Each warrant will have an exercise price of $0.60 per share of common stock. The exercise prices for the warrants are subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions. The warrants are exercisable from the date of issuance through the five-year anniversary of such date. The private offering is expected to result in net proceeds to the Company of approximately $2.4 million, after deducting placement agent fees. The Company intends to use the net proceeds from the private offering for working capital, general corporate purposes, and the potential partial repayment of outstanding indebtedness to Streeterville Capital, LLC.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K, as the same may be amended or updated from time to time.

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

Much of 2022 was spent improving the INTRUSION Shield On-Premise performance and developing the Shield Cloud and End-Point solutions, both of which were released in September 2022. During the nine months ended September 30, 2023, our primary focus has been building out our sales reseller and channel platform and working with those partners to 1) increase our sales pipeline and 2) progress customer prospects, leads and opportunities through the sales lifecycle. Gaining traction with our Shield solutions has taken longer than initially anticipated. We feel that the progress made with our reseller and channel community along with refining our product messaging will help to shorten the sales cycle and grow revenues in future periods.

As discussed in more detail below on September 30, 2023, we had $0.2 million in cash. If we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

Results of Operations

Revenues. Revenue for the three and nine month periods ended September 30, 2023, was $1.5 and $4.2 million compared to $2.2 and $6.1 million for the same periods in 2022. Revenue from our consulting business was $1.0 and $3.1 million for the three and nine month periods ended September 30, 2023, compared to $1.9 and $5.2 million for same periods in 2022. INTRUSION Shield revenues were $0.4 and $1.2 million for the three and nine month periods ended September 30, 2023, compared to $0.3 and $0.9 million for the three and nine month periods ended September 30, 2022.

Concentration of Revenues. For the three and nine month periods ended and September 30, 2023, revenues from sales to various U.S. government entities totaled $0.6 and $1.9 million, or 43.0% and 45.8% of revenues compared to $1.4 and $4.1 million, or 63.3% and 66.8% of revenues, for the same periods in 2022. Although we expect our concentration of revenues to vary among customers in future periods depending upon the timing of certain sales, we anticipate that sales to government customers will continue to account for a significant portion of our revenues in future periods. Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including, without limitation, potential disruption to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience. Although we do not anticipate that any of our revenues from government customers will be renegotiated, any cancelled or renegotiated government orders could have a material adverse effect on our financial results. We had two commercial customers in the three and nine months ended September 30, 2023, and 2022, that each contributed individually to more than 10% of our total revenue. Our similar product and service offerings are not viewed as individual segments, as its management analyzes the business as a whole and expenses are not allocated to each product offering.

Gross Profit. Gross profit was $1.1 and $3.3 million or 77.9% and 77.2% of revenues for the three and nine month periods ended September 30, 2023, compared to $1.2 and $3.3 million or 54.6% and 53.8% of revenues for the three and nine month periods ended September 30, 2022. The increased gross profit is largely due to the loss of the low margin government contract and a shift in product mix with Shield representing a greater percentage of sales.

Operating Expenses. Operating expenses for the three and nine months ended September 30, 2023, totaled $3.8 and $12.9 million, a decrease of 23.6% and 14.0% when compared to $5.0 and $15.0 million for the same periods in 2022. The period over period change was most notably due to reduced legal expense associated with the various litigation matters that arose in 2021, and reduced contract labor and employee costs. Employee headcount on September 30, 2023, totaled 48 compared to 64 on September 30, 2022.

In late March 2023, we implemented cost reduction measures that resulted in approximately $1.5 million in savings per quarter on a go-forward basis. There was no impact on operating expenses in the March quarter resulting from these reductions. In the quarters ended June 30, 2023, and September 30, 2023, we realized $1.5 million and $1.6 million in cost savings, respectively, excluding the impact of non-cash stock-based compensation and capitalized software development. The reductions included the voluntary reduction in compensation for certain of our executive officers for a 6-month period, elimination of 16 full-time positions (“RIF”) and decreased use of contractors. As a form of retention incentive for employees not impacted by the RIF and in exchange for the voluntary reduction in compensation, we issued 553 thousand options for the purchase of shares of common stock.

Sales and Marketing. Sales and marketing expenses were $1.4 and $4.5 million for the three and nine month periods ended September 30, 2023, compared to $1.7 and $4.5 million for the three and nine month periods in 2022. Certain discretionary marketing spend inclusive of participation in trade shows, utilization of third-party contractors for content and product messaging and travel, are likely to vary over time based on savings initiatives that may be necessary.

Research and Development. For the three and nine month periods ended September 30, 2023, research and development expenses were $1.2 and $4.4 million compared to $1.5 and $4.6 million for the three and nine month period ended September 30, 2022. In the second quarter of 2022, we implemented the Agile methodology of software development to manage and track our development costs. As a result, we are able to accurately quantify and capture the cost associated with each stage of the development life cycle and, accordingly, are capitalizing costs incurred during the application development stage. For the three and nine month periods ended September 30, 2023, we recorded $0.3 and $1.1 million of research and development costs to internal use software compared to $0.5 million and $0.9 million for the three and nine month periods ended September 30, 2022, respectively. The net increased spend for the nine month period, including amounts capitalized, of $0.3 million related to costs to harden the design and user interface related to the Shield suite of products. Research and development costs may vary over time as we determine the frequency of new releases, improved functionality and enhancements needed to be competitive with our product offering.

General and Administrative. General and administrative expenses were $1.3 and $4.0 million for the three and nine month periods ended September 30, 2023, compared to $1.9 and $6.0 million for the three and nine month periods ended September 30, 2022. The decrease in general and administrative expenses is primarily due to a reduction in legal costs of $0.2 and $1.1 million for the three and nine month periods associated with various litigation matters that arose in 2021. The reduction in legal for the nine month period is net of $0.3 million expense related to a registered direct offering and S-1 filing that were withdrawn. Additional items contributing to the reduction for the three and nine month periods included (i) reduced use of consultants and contractors in 2023 of $0.1 and $0.4 million, respectively (ii) recruiting fees incurred in the September 2022 period of $0.1 million, and (iii) voluntary temporary reductions in director and officer compensation of $0.1 and $0.2 million, respectively for the three and nine month periods.

Interest Expense. Our interest expense consists primarily of interest related to the Streeterville notes entered into in March and June of 2022 and related debt issuance cost amortization as well as interest expense from finance leases. Interest expense for the quarter ended September 30, 2023, decreased $0.5 million to $0.5 million. The decrease primarily relates to the reversal of interest recorded to accrete the value of the Streeterville notes to the stock-settled value for potential redemptions paid in stock as no redemption payments in cash or stock were made in the quarter. Interest expense for the nine months ended September 30, 2023, totaled $1.5 million compared to $1.7 million for the nine months ended September 30, 2022. The increase is due to the Streeterville notes not being outstanding for the full nine-months in 2022. Interest expense will vary in the future based on our cash flow and borrowing needs.

Interest and Other Income. Interest and other income were negligible for the three and nine month periods ended September 30, 2023. The September 2022 period included $2.0 million related to the Cares Act Employee Retention Credit.

Liquidity and Capital Resources

As of November 10, 2023, we had $2.4 million of cash which includes $2.4 million in net proceeds received from the sale of common stock through a private placement which closed on November 8, 2023.

On August 11, 2023, we filed an S-1 Registration Statement for a public offering of our common stock and warrants to purchase common stock. The filing was subsequently amended on August 25th and September 18th. On October 10, 2023, we withdrew the S-1 filing prior to going effective. We currently do not have plans to pursue an S-1 public offering in the near future.

However, we will need to raise additional funds to continue operations and comply with our financial obligations. We intend to obtain these funds through one or more offerings of debt or equity securities, including through private placements, and the use of our ATM program. We can provide no assurances that we will be able to obtain such financing on acceptable terms or at all and, in the case of equity or equity-linked financings, such financings will result in additional dilution to our stockholders.

As of September 30, 2023, we had cash and cash equivalents of $0.2 million, down from $3.0 million as of December 31, 2022, and a working capital deficit of ($14.8) million compared to ($7.8) million as of December 31, 2022.

Sources of Liquidity

Our principal sources of cash for funding operations in 2023 has been net proceeds received from sales of common stock using our ATM program of $3.0 million and net funds through changes in working capital which includes receipt of the remaining ERC refund in the March quarter of $1.4 million. Our principal source of cash for funding operations and growth in 2022 was issuance of the two Streeterville notes which contributed $9.3 million, net of issuance costs, and $6.4 million from the sale and issuance of common stock and warrants.

Notes Payable

We entered into a SPA with Streeterville on March 10, 2022, pursuant to which Streeterville purchased two promissory notes with substantively identical terms. Streeterville purchased the first note on March 10, 2022, and the second note on June 29, 2022, each note with an aggregate principal amount of $5.4 million in exchange for $5.0 million less certain expenses. We received an aggregate of approximately $9.3 million, net of transaction expenses, in connection with these issuances.

The notes had original maturity dates in September and December 2023. In August 2023, we entered into a Forbearance Agreement with Streeterville whereby the maturity date for each note was extended by 12 months to September 2024 and December 2024, respectively.

Streeterville has the right to redeem up to $0.5 million of the outstanding balance of each note per month. Payments may be made by the Company, generally at the Company’s option, (a) in cash, (b) by paying the redemption amount in the form of shares of common stock or (c) a combination of cash and shares of common stock. If paid in common stock, the number of redemption shares to be issued is based on a 15% discount to market, as further defined in the note agreements. Through December 2022, Streeterville made three separate redemption requests totaling $1.5 million, which we satisfied in cash. In January 2023, the note agreements were amended whereby Streeterville waived their right to redemptions through March 31, 2023, in exchange for a fee equal to 3.75% of the outstanding note balance. This fee was added to the outstanding principal balance to be paid at maturity. No redemptions have been made in 2023. As of September 30, 2023, the total outstanding amount payable to Streeterville under the notes payable which includes principal, accrued interest and fees associated with agreement modifications was $10.6 million.

On October 11, and October 17, 2023, we agreed to exchange $0.4 million in aggregate principal on Note 1 for 1.0 million shares of our common stock. The issuance of the shares was made pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act of 1933, as amended.

There can be no assurance that we will improve our liquidity position or our ability to make redemption or principal payments.

ATM Program

In August of 2021, we engaged B. Riley Securities, Inc. to act as sales agent under our at-the-market program, which allows us to potentially sell up to $50.0 million of our common stock using the shelf-registration statement on Form S-3 filed on August 5, 2021. On April 11, 2023, as a result of limitations under General Instruction I.B.6 of Form S-3, and in agreement with the terms of the sales agreement, the Company revised the aggregate offering price of shares of common stock that we can sell pursuant to the ATM program to $15.0 million. For the nine months ended September 30, 2023, we received $3.0 million, net of fees for sales of common stock pursuant to the program.

For as long as our public float is less than $75 million, we will be subject to the limitations set forth in General Instruction I.B.6 of Form S-3, which limit our ability to conduct primary offerings. Under such limitations, we may not sell, during any 12-month period, securities on Form S-3 having an aggregate market value of more than one-third of our public float. As of November 13, 2023, our public float calculated in accordance with General Instruction I.B.6 of Form S-3 was $13.2 million.

Condensed Consolidated Statements of Cash Flows

Our cash flows for the nine months ended September 30, 2023, and 2022 (in thousands) were:

	Nine Months Ended
	September 30, 2023	September 30, 2022
Net cash used in operating activities	$(4,779)	$(9,557)
Net cash used in investing activities	(1,041)	(1,113)
Net cash provided by financing activities	2,982	13,476
Change in cash and cash equivalents	$(2,838)	$2,806

Operating Activities

Net cash used in operations for the nine months ended September 30, 2023, was ($4.8) million due to a net loss of ($11.1) million, offset by 1) adjustments for non-cash items of $3.5 million which are mostly comprised of depreciation, stock-based compensation, and interest related to Streeterville notes and 2) $2.8 million provided from working capital principally relating to the cash receipt of amounts due relating to Employee Retention Credit, and increased accounts payable of $1.0 million.

Net cash used in operations for the nine months ended September 30, 2022, was ($9.6) million due primarily to a net loss of ($11.0) million partially offset by the following sources of cash and non-cash items: $1.5 million add back of non-cash expense comprised mostly of depreciation and stock-based compensation and ($0.1) million changes in working capital.

Investing Activities

For the nine months ended September 30, 2023, net cash used in investing activities was ($1.0) million, which was principally the capitalization of internally developed software. Net cash used by investing activities, for the nine months ended September 30, 2022, was ($1.1) million consisting of ($0.9) million of capitalized internally developed software and ($0.2) million for purchases of property and equipment.

Financing Activities

For nine months ended September 30, 2023, net cash provided by financing activities was $3.0 million which consisted principally of proceeds from sales of common stock using our ATM program. Cash provided by financing activities for the 2022 period totaled $13.5 million which was primarily the result of proceeds from issuance of the Streeterville notes, net of issuance costs and principal repayment of $8.8 million, $3.3 million in net proceeds from the sale of shares and warrants pursuant to our registered direct offering and sales of stock using our ATM program of $1.9 million, partially offset by finance lease payments of ($0.6) million.

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

As of September 30, 2023, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that the disclosure controls and procedures were effective as of September 30, 2023.

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Investigation

On August 8, 2021, we received a notification from the Securities and Exchange Commission, Division of Enforcement, that it was conducting an investigation captioned In the Matter of Intrusion Inc. and requesting we produce certain documents and information. On November 9, 2021, the Securities and Exchange Commission served a subpoena to us in connection with this investigation which formally requested substantially similar information as in the prior request. On September 26, 2023, we consented to the entry of final judgment, in the action styled Securities and Exchange Commission v Intrusion Inc., No. 4:23-cv-00859 (E.D. Tex. filed September 26, 2023). On October 5,2023, the court approved the final judgment with no penalties assessed against the Company.

Stockholder Derivative Claim

On June 3, 2022, a stockholder derivative complaint was filed in U.S. District Court, District of Delaware by plaintiff Nathan Prawitt on behalf of Intrusion against certain of our current and former officers and directors. Plaintiff alleges that Defendants through various actions breached their fiduciary duties, wasted corporate assets, and unjustly enriched Defendants by (a) incurring costs and expenses in connection with the ongoing SEC investigation, (b) incurring costs and expenses to defend us with respect to the consolidated class action, (c) settling class-wide liability with respect to the consolidated class action, as well as ancillary claims regarding sales of our common stock by certain of the Defendants. On September 28, 2023, we agreed to settle the claim. On October 2, 2023, public notice of the settlement agreement was given. The settlement agreement provides in part for (i) an amendment to our Bylaws, committee Charters, and other applicable corporate policies to implement certain measures set forth more fully therein, to remain in effect for no less than three years; (ii) attorneys’ fees and expenses to plaintiff’s counsel of $0.3 million; and (iii) the dismissal of all claims against the defendants, including the Company, in connection with the Action. The $0.3 million settlement payment will be paid by our insurance provider under our insurance policy since our $0.5 million retention was previously exhausted. A hearing is scheduled for January 17, 2024, to obtain court approval of the settlement, agreement for the court to rule upon any objections to the proposed settlement, and for entry of final judgment in the matter.

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

As of November 10, 2023, we had $2.4 million in cash. We need to raise additional funds in the near term to continue operations and comply with our financial obligations. We intend to obtain these funds through one or more offerings of debt or equity securities, including through private placements, and the use of our ATM program. We can provide no assurances that we will be able to obtain such financing on acceptable terms or at all and, in the case of equity or equity-linked financings, such financings will result in additional dilution to our stockholders.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

On October 11 and October 17, 2023, we agreed to exchange $0.4 million in aggregate principal on Streeterville Note #1 for 1.0 million shares of our common stock. The issuance of the shares was made pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 6. EXHIBITS

The following Exhibits are filed with this report form 10-Q:

3.1	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 2, 2023).
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 9, 2023).
4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 9, 2023).
10.1	Forbearance and Standstill Agreement dated August 2, 2023, by and between Registrant and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K on August 7, 2023).
10.2	Amendment to Forbearance Agreement dated August 7, 2023, by and between Registrant and Streetervile Capital, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on August 7, 2023).
10.3	Stipulation of Compromise and Settlement dated September 28, 2023 (Prawatt V Blount, et al.) (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 2, 2023).
10.4	Exchange Agreement dated October 11, 2023, by and between registrant and Streeterville Capital, LLC (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on October 17, 2023).
10.5	Exchange Agreement dated October 17, 2023, by and between Registrant and Streeterville Capital, LLC (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on October 17, 2023).
10.6	Form of Securities Purchase Agreement between the Company and the Purchasers dated November 8, 2023 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on November 9, 2023).
10.7	Form of Placement Agent Agreement between the Company and Wellington Shields & Co. LLC dated November 8, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 9, 2023).
10.8	Form of Lock-up Agent Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 9, 2023).
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1**	Certification Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRUSION INC.

Date: November 14, 2023	/s/ Anthony Scott
Anthony Scott
President & Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023	/s/ Kimberly Pinson
Kimberly Pinson
Chief Financial Officer, (Principal Financial & Accounting Officer)

