Form 10-K
period 2023-12-31
INTRUSION INC
filed 2024-04-01
CIK 736012

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2023: $24,958,545.

As of March 25, 2024, 1,944,675 shares of the issuer’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement filed in connection with the Registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

EXPLANATORY NOTE – REVERSE STOCK SPLIT

Unless otherwise stated, all shares and per share amounts for all periods presented in this Annual Report have been adjusted to reflect the 1-for-20 reverse stock split we effected on March 22, 2024.

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

For the fiscal years ended December 31, 2023, and 2022, we generated revenues of approximately $5.6 million and $7.5 million, respectively, and reported net loss of approximately $13.9 million and $16.2 million, respectively, and cash flow used in operating activities of approximately $7.8 million and $13.2 million, respectively. As noted in our audited financial statements, as of December 31, 2023, we had stockholders’ deficit of $9.6 million and a working capital deficit of $13.1 million. As a result of our historical recurring losses from operations, negative cash flows from operations, net working capital deficiency as well as our dependence on equity and debt financings, there is a substantial doubt regarding our ability to continue as a going concern.

Our Solutions

INTRUSION Shield™

INTRUSION Shield, our newest cybersecurity solution is a Zero Trust reputation-based Software as a Service (“SaaS”) solution that inspects and kills dangerous network (in and outbound) connections. What makes our approach unique is that INTRUSION Shield evaluates every packet and analyzes the IP addresses (source and destination), as well as domain information and the ports utilized and, when combined with other threat intelligence data reports, blocks malicious connections. Many breaches today are caused by Zero-Day and malware free compromises that may not trigger alarms in a traditional firewall or endpoint solution. INTRUSION Shield’s capabilities are designed to continuously evolve as the threats and landscape change over time. Unlike traditional industry approaches that rely heavily on signatures, complex rules, and human factors mitigation, which malicious actors and nation states have learned to bypass, INTRUSION Shield’s proprietary architecture isolates and neutralizes malicious traffic and network flows that existing solutions are ill equipped to handle.

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

INTRUSION Savant®

INTRUSION Savant is a network monitoring solution that leverages the rich data available in TraceCop to identify suspicious traffic in real-time. Savant uses several original patents to uniquely characterize and record all network flows. Savant is a network reconnaissance and attack analysis tool used by forensic analysts in United States (“U.S.”) government agencies and corporations with in-house threat research teams. For example, Savant users can create various automated rules to inspect packets matching (or not) certain criteria such as creating a rule to ensure the Source MAC address field in the Ethernet header and Source IP address from the IP header are always the same, failing which could indicate MAC or IP Spoofing in progress. Similarly, threat investigators can create rules using regular expressions to analyze multiple fields in the packet headers.

Our Intellectual Property and Licenses

Our success and our ability to compete are primarily dependent upon our proprietary technology. We principally rely on a combination of contractual rights, trade secrets and copyright laws to establish and protect our proprietary rights in our solutions. In addition, we have received two patents, and we have applied for patents for our INTRUSION Shield family of solutions. We have also entered into non-disclosure agreements with our suppliers, resellers, and certain customers to limit access to and disclosure of our proprietary information. There can be no assurance that the steps taken by us to protect our intellectual property will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology, although it would be extremely difficult to replicate the proprietary and comprehensive internet databases we have developed over the past 25+ years.

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

Our Competition

The market for network and data protection security solutions is intensely competitive and subject to frequent introductions of new technologies, and potentially improved price and performance characteristics. Industry suppliers compete in areas such as conformity to existing and emerging industry standards, interoperability with networking and other cybersecurity solutions, management and security capabilities, performance, price, ease of use, scalability, reliability, flexibility, features, and technical support. Our principal competitors in the data mining and advanced persistent threat market include Darktrace, Trellix, and Recorded Futures.

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

Our Customers: Government Sales

Sales to U.S. government customers accounted for 46.2% of our revenues for the year ended December 31, 2023, compared to 65.8% of our revenue in 2022. We expect to continue to derive a substantial portion of our revenues from sales to governmental entities in the future as we continue to market our products and data mining products to the government, and we intend to market INTRUSION Shield not only to our long-standing governmental customer base but to expand our efforts to include more traditionally administrative and civilian governmental entities. Sales to government clients present risks in addition to those involved in sales to commercial customers that could adversely affect our revenues, including potential disruption due to irregularities in or interruptions to appropriation and spending patterns, delays in approving a federal budget and the government’s reservation of the right to cancel contracts and purchase orders for its convenience.

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

Customer Services

Our solutions may include installation, operation of our technology and threat data interpretation and reporting.

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

Foreign Sales. Export sales did not account for any revenue in 2023 and 2022.

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

In 2023, 46.2% of our revenue was derived from a variety of U.S. government entities through direct sales and indirectly through system integrators and resellers. These sales are attributable to six U.S. Government customers through direct and indirect channels; two U.S. government customers individually exceeded 10% of total revenue in 2023. A reduction in our sales to U.S. government entities could have a material adverse effect on our business and operating results if not replaced.

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

We warrant all our solutions against defects during the service period. Before and after expiration of the solution warranty period, we offer both on-site and factory-based support, parts replacement, and repair services. Extended warranty services are separately invoiced on a time and materials basis or under an annual maintenance contract.

Employees

As of December 31, 2023, we employed a total of forty-nine persons, five of which are part time. None of our employees are represented by a labor organization, and we are not a party to any collective bargaining agreement. Competition in the recruiting of personnel in the networking and data security industry is intense. We believe that our future success will depend in part on our continued ability to hire, motivate and retain qualified management, sales, marketing, and technical personnel.

Our Code of Conduct

The Company’s directors and employees are required to abide by the Company’s Code of Business Conduct and Ethics, which the Company adopted on September 14, 2020, as amended on March 16, 2022 (the “Code”) to ensure that the Company’s business is conducted in a consistently legal and ethical manner and to avoid instances of insider trading. The Code covers areas of professional conduct that include conflicts of interest, fair dealing and the strict adherence to all laws and regulations applicable to the conduct of the Company’s business.

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

Reverse Stock Split

On March 22, 2024, we effected a 1-for-20 reverse stock split of our common stock. All share and per share amounts set forth in the Consolidated Financial Statements have been retroactively restated to reflect the split effected in March 2024 as if it had occurred as of the earliest period presented and unless otherwise stated, all other share and per share amounts for all periods presented in this Annual Report have been adjusted to reflect the reverse stock split effected in March 2024.

Item 1A. Risk Factors.

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

Risks Related to our Financial Position and Liquidity

The Company’s ability to implement its current business plan is dependent on our ability to raise additional funds through additional public or private financings, which raises substantial doubt that the Company may not be able to continue as a going concern.

As of December 31, 2023, we had cash and cash equivalents of $139 thousand and negative working capital of $13.1 million. Our primary source of cash for funding operations in 2023 has come from net proceeds received from a private offering of our common stock and warrants and net proceeds received from our at-the-market (“ATM”) program in an aggregate amount of approximately $7.0 million. To finance our operations and to continue as a going concern, we believe it will be necessary for us to raise additional funds through public or private financings, including the utilization of our ATM program. We can provide no assurances that we will be able to raise additional funds through any future equity or debt financings, and the terms of those financings, if available at all, may be on terms, which are not favorable to us and, in the case of equity financings, will result in dilution to our stockholders.

We are subject to certain contractual and regulatory limitations on our ability to consummate future financings.

Pursuant to that certain securities purchase agreements we entered into in March 2022 with Streeterville Capital, LLC and related issuance of two promissory notes, we agreed to be subject to certain restrictions on our ability to issue securities during the term of the notes issued under the agreement. Specifically, we agreed to obtain Streeterville Capital’s consent prior to issuing any debt securities or certain equity securities where the pricing of such equity securities is tied to the public trading price of our common stock. Furthermore, we also must offer Streeterville the right to purchase up to 10% of future equity and debt securities offerings, subject to certain exceptions and limitations, in each case during the term of any note issued to Streeterville.

Furthermore, unless our public float exceeds $75 million, we will be subject to the restrictions set forth in General Instruction I.B.6 to Form S-3 that limit our ability to conduct primary offerings under a Form S-3 registration statement. Under such limitations, we may not sell, during any 12-month period, securities on Form S-3 having an aggregate market value of more than one-third of our public float. As of March 25, 2024, our public float calculated in accordance with General Instruction I.B.6 of Form S-3 was $6.8 million. These restrictions may delay or prevent us from entering into funding arrangements or being able to access the capital markets on favorable terms or at all.

If we fail to comply with the restrictions and covenants in our March 2022 securities purchase agreement, there could be an event of default under the notes issued thereunder, which could result in an acceleration of payments due under those notes and other consequences.

Failure to meet the restrictions, obligations, and limitations under the March 2022 securities purchase agreement may result in an event of default in accordance with the terms of the notes issued thereunder. An event of default would, among other things, provide the noteholder with the right to increase the outstanding balance by 15% for certain major events of default and 5% for others. Additionally, upon an event of default, the noteholder may consider the note immediately due and payable. Furthermore, upon an event of default, the interest rate may also be increased to the lesser of 18% per annum or the maximum rate permitted under applicable law.

We must increase revenue levels in order to finance our current operations and to implement our business strategies.

For the year ended December 31, 2023, we had a net loss of $13.9 million and had an accumulated deficit of approximately $110.2 million as of December 31, 2023. We need to increase current revenue levels from the sales of our solutions if we are to regain profitability, and our new INTRUSION Shield suite of products may take time to achieve market penetration which could negatively impact future revenues and results of operations. If we are unable to increase revenue levels, losses could continue for the near term and possibly longer, and we may not regain profitability or be able to implement our business plan, fund our liquidity needs, or continue our operations.

Business and Operational Risks

Most of our current revenues are generated from one family of solutions with a limited number of customers, and the decrease of revenue from sales of this family of solutions could materially harm our business and prospects.

Approximately 66.4% of our existing revenues result from sales of TraceCop a cybersecurity solution. TraceCop revenues were $3.7 million for the year ended December 31, 2023, compared to $6.1 million for the year ended December 31, 2022. We can offer no assurances that our new INTRUSION Shield solution will reduce our dependence on this single solution and in the absence of a shift in solution mix, we may continue to face risks if sales of this key solution to these limited customers were to decrease.

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

The current geo-political climate may add uncertainty in the dealings of our customers and could cause them to delay indefinitely certain cybersecurity initiatives or to determine not to introduce or implement any new or innovative cyber-solution products into their information networks.

Continuing events in many regions around the world have introduced a significant level of uncertainty in the dealings of our current and potential customers that could cause them to be hesitant to implement new cybersecurity initiatives regardless of the efficacy of our INTRUSION Shield product. Further, these entities may also determine not to deploy their cash reserves in the face of such uncertainty. These uncertainties could depress the interest or the ability of companies and governmental entities to test, evaluate, and deploy our INTRUSION Shield in their network environments.

A large percentage of our current revenues are received from U.S. government entities, and the loss of these customers or our failure to widen the scope of our customer base to include general commercial enterprises could negatively affect our revenues.

A substantial percentage of our current revenues result from sales to U.S. government entities. If we were to lose one or more of these customers, our revenues could decline, and our business and prospects may be materially harmed. Further, sales to the government present risks in addition to those involved in sales to commercial customers, including potential disruption due to appropriation and spending patterns, delays in approving a federal budget and the government’s right to cancel contracts and purchase orders for its convenience. The factors that could cause us to lose these U.S. government customers or otherwise materially harm our business, prospects, financial condition, or results of operations include:

•	budget constraints affecting government spending generally, or specific departments or agencies, and changes in fiscal policies or a reduction of available funding;

•	re-allocation of government resources;

•	disruptions in our customers’ ability to access funding from capital markets;

•	curtailment of governments’ use of outsourced service providers and governments’ in-sourcing of certain services;

•	the adoption of new laws or regulations pertaining to government procurement;

•	government appropriations delays or blanket reductions in departmental budgets;

•	suspension or prohibition from contracting with the government or any significant agency with which we conduct business;

•	increased use of shorter duration awards, which increases the frequency we may need to recompete for work;

•	impairment of our reputation or relationships with any significant government agency with which we conduct business;

•	decreased use of small business set asides or changes to the definition of small business by government agencies;

•	increased use of lowest-priced, technically acceptable contract award criteria by government agencies;

•	increased aggressiveness by the government in seeking rights in technical data, computer software, and computer software documentation that we deliver under a contract, which may result in “leveling the playing field” for competitors on follow-on procurements;

•	delays in the payment of our invoices by government payment offices; and

•	national or international health emergencies, such as the COVID-19 public health pandemic.

While we expect that developing relationships with non-governmental customers will mitigate or eliminate this dependence on, and risk from, serving governmental entities, we can offer no assurances that we will be able to sufficiently diversify our customer portfolio in a time and manner to adequately mitigate this risk.

A decline in federal, state, or local government spending would likely negatively affect our product revenues and earnings.

The success of the cybersecurity solutions we sell depends substantially on the amount of funds budgeted by federal, state, and local government agencies that make up our current and potential customers. Global credit and financial markets have experienced extreme disruptions in the recent past, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that similar disruptions will not occur in the future. Deterioration in general economic conditions may result in lower tax revenues that could lead to reductions in government spending. Poor economic conditions could in turn lead to substantial decreases in our net sales or have a material adverse effect on our operating results, financial position, and cash flows.

We are highly dependent on sales of our current solutions through indirect channels, the loss of which would materially adversely affect our operations.

For the years ended December 31, 2023, and 2022, we derived 2.6% and 31.5% of our revenues from sales through indirect sales channels, such as distributors, value-added resellers, system integrators, original equipment manufacturers and managed service providers. We must expand sales of our current solutions as well as any new solutions through these indirect channels in order to increase our revenues. We cannot assure you that our current solutions or future solutions will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues. Further, many of our competitors are also trying to sell their products and solutions through these indirect sales channels, which could result in lower prices and reduced profit margins for the sales of our solutions.

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

Our solutions are designed to interface with our customers’ existing networks, each of which has different specifications and utilize multiple protocol standards and products or solutions from other vendors. Many of our customers’ networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Our solutions will be required to interoperate with many products and solutions within these networks as well as future products or solutions to meet our customers’ requirements. If we find errors in the existing software or defects in the hardware used in our customers’ networks, we may have to modify our software or hardware to fix or overcome these errors so that our solutions will interoperate and scale with the existing software and hardware, which could be costly and negatively impact our operating results. In addition, if our solutions do not interoperate with those of our customers’ networks, demand for our solutions could be adversely affected, orders for our solutions could be cancelled, or our solutions could be returned. This could hurt our operating results, damage our reputation, and seriously harm our business and prospects.

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

Our principal competitors in the data mining and advanced persistent threat market include Darktrace, Trellix, and Recorded Futures. Our current and potential competitors may have one or more of the following significant advantages over us:

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

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decline.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Further, we are required to report any changes in internal controls on a quarterly basis. In addition, we are required to furnish a report by management on the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”).

If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, or if we assert that our internal control over financial reporting is ineffective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of the common stock could be negatively affected. We also could become subject to investigations by the stock exchange on which our securities are listed, the Securities Exchange Commission (“SEC”), or other regulatory authorities, which could require additional financial and management resources, and could have a material adverse effect on the market price of our common stock.

Scarcity of products and materials in the supply chain could hinder or prevent the deployment of our INTRUSION Shield for our customers who elect to use the wired version of our solution.

Should any of the component parts required for the hardware interface our customers use to access and to utilize the INTRUSION Shield product become scarce, we may have to delay or cancel our fulfillment of orders that could defer potential revenues or even result in customer cancellations, which would have a negative effect on our financial position and results of operations.

We incur significantly increased costs because of operating as a public company, and our management is required to devote substantial time to compliance matters and initiatives.

As a public company with an obligation to file reports with the SEC under the Exchange Act, we incur significant legal, accounting, and other expenses that we would not incur as a private company. In addition, the Sarbanes-Oxley Act imposes various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel devote a substantial amount of time to these compliance initiatives. We cannot predict or estimate the amount of additional costs we will incur to meet our additional disclosure obligations under the Exchange Act or the timing of such costs.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. We report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In addition, in the first Annual Report on Form 10-K following the date on which we no longer qualify as a smaller reporting company, we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting. Our compliance with Section 404 of the Sarbanes-Oxley Act could require that we incur substantial accounting expense and expend significant management efforts including the potential of hiring additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Investment Risks

We experience volatility in the market for our common stock, particularly with respect to swings in the market price as well as volatility in the trading of our common stock.

We experience significant shifts in the market value of our common stock as it trades on the Nasdaq Capital Market (“Nasdaq") as well as volatility in the trading volume of our shares on that market. For example, the market price of our common stock fluctuated between $78.00 and $4.40 during the year ended December 31, 2023. These fluctuations may result in a hesitancy for investors to purchase and hold shares of our common stock, continued depression of the market value of our stock, and ultimately negatively affect our ability to raise capital through the issuance and sale of our common stock, particularly through our At the Market (“ATM”) program or otherwise.

Nasdaq may delist our common stock from trading on its exchange, which could limit stockholders’ ability to trade our common stock.

Our common stock is listed for trading on the Nasdaq Capital Market, which requires us to meet certain financial, public float, bid price and liquidity standards on an ongoing basis to continue the listing of our common stock. If we fail to meet these continued listing requirements, our common stock may be subject to delisting.

On September 26, 2023, the Company received the Notification Letter from Nasdaq notifying the Company that the closing bid price of the Company’s common stock over the thirty consecutive trading days from August 14, 2023, through September 25, 2023, had fallen below $1.00 per share and therefore, was not in compliance with the Minimum Bid Requirement.

On October 26, 2023, we received a letter from Nasdaq’s Listing Qualifications Staff (the “Staff Determination”) notifying us that, based on the Company's non-compliance with the $35 million minimum value listing standard for continued listing on the Nasdaq, as set forth in Nasdaq Marketplace Rule 5550(b)(2), the Company’s securities are subject to delisting from Nasdaq.

The Company requested a hearing before the Hearings Panel. This hearing was held on February 1, 2024, at which time the Company presented a plan to regain and sustain compliance with all the applicable requirements for continued listing on The Nasdaq Capital Market. The Hearings Panel granted the Company an extension until April 23, 2024, in which to regain compliance and cure the deficiencies for continued listing.

The Company is executing a plan to gain compliance with an alternative Nasdaq listing criteria, Nasdaq Listing Rule 5550(b)(1) (the equity standard) which requires a minimum of $2.5 million in net equity. Pursuant to this multi-step plan, the Company: 1) is continuing to utilize its ATM program, 2) closed on a private offering in November 2023 and is anticipating closing on an additional private offering of common stock in the near term, 3) sent warrant inducement letters to warrant holders from the Company’s 2022 registered direct offering and the November 2023 private offering temporarily reducing the exercise price of the outstanding warrants and 4) through a series of three transactions in the fourth quarter 2023 and two transactions in March 2024 exchanged $10.0 million in senior debt for $750 thousand in common stock and $9.3 million new preferred Series A stock.

In order to increase the share price of our common stock above the $1.00 Minimum Bid Requirement, we completed a reverse stock split of one share for twenty which was effective on March 22, 2024.

All of these steps combined provide a path for regaining compliance, however, there can be no assurance that the Company will be able to regain or maintain compliance with either Nasdaq listing criteria.

If our common stock is delisted and we are not able to list our common stock on another national securities exchange, we expect our securities would be quoted on an over-the-counter market. If this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our common stock and reduced liquidity for the trading of our securities. In addition, we could experience a decreased ability to issue additional securities and obtain additional financing in the future.

Shares eligible for future sale may adversely affect the market.

Our equity incentive plans allow us to issue stock options and award shares of our common stock. We may in the future create additional equity incentive plans, which may at that time require us to file a registration statement under the Securities Act to cover the issuance of shares upon the exercise or vesting of awards granted or otherwise purchased under those plans. As a result, any shares issued or granted under the plans may be freely tradable in the public market. If equity securities are issued under the plans, if implemented, and it is perceived that they will be sold in the public market, then the price of our common stock could decline substantially.

We have never paid dividends on our common stock and have no plans to do so in the future.

Holders of shares of our common stock are entitled to receive such dividends as may be declared by our Board. To date, we have paid no cash dividends on our shares of common stock, and we do not expect to pay cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to provide funds for the operations of our business. Therefore, any return investors in our common stock may have will be in the form of appreciation, if any, in the market value of their shares of common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We recognize the importance of securing our data and information systems and have a process for assessing, mitigating and managing cybersecurity and related risks.

Our VP of Engineering, who reports to the CEO, leads our cybersecurity function and is responsible for managing our cybersecurity risk and the protection of our networks, systems, and data. The VP of Engineering uses both internal and external resources to execute this process including our own INTRUSION Shield technology, to help prevent, identify, escalate, investigate, and resolve security incidents in a timely manner. The Company, with the oversight of the CTO, also requires all employees to complete an annual cybersecurity training course.

Our Board of Directors is responsible for overseeing our enterprise risk management activities. The Board of Directors receives an update on the Company’s risk management process and the risk trends related to cybersecurity at least annually.

Item 2. Properties.

Our corporate headquarters are currently located in 10,705 square feet of space at 101 East Park Blvd, Suite 1200, Plano Texas. This facility houses our corporate administration, engineering, sales, and marketing operations. The lease for this facility extends until March 2035. We also have engineers and other employees working remotely in Texas as well as several other states.

We believe that the existing facility will be adequate to meet our operational requirements through the expiration of the lease. We believe that our property insurance provides adequate coverage for our leased facilities. See Note 5 – Right-of-use Asset and Leasing Liabilities to our Consolidated Financial Statements for additional information regarding our obligations under leases.

Item 3. Legal Proceedings.

Class Action Litigation

On April 16, 2021, a class action lawsuit was filed in the United States District Court, Eastern District of Texas, Sherman Division, captioned Celeste v. Intrusion Inc. et al., Case No. 4:21-cv-00307 (E.D. Tex.) against us, our now-former chief financial officer, and now-former chief executive officer alleging, among other things, that the defendants made false and/or misleading statements or omissions about our business, operations, and prospects in violation of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, as well as Section 20(a) of the Exchange Act. The Celeste lawsuit claimed compensatory damages and legal fees.

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

Securities Investigation

On August 8, 2021, we received a notification from the SEC, Division of Enforcement, that it was conducting an investigation captioned In the Matter of Intrusion Inc. and requesting we produce certain documents and information. On November 9, 2021, the SEC served a subpoena to us in connection with this investigation which formally requested substantially similar information as in the prior request. On September 26, 2023, we consented to the entry of final judgment, in the act styled Securities and Exchange Commission v Intrusion Inc, No. 4:23-CV-00859 (E.D. Tex. Filed September 26, 2023). On October 5, 2023, the court approved the final judgment with no penalties assessed against the Company.

Stockholder Derivative Claim

On June 3, 2022, a stockholder derivative complaint was filed in U.S. District Court, District of Delaware by plaintiff Nathan Prawitt (the “Plaintiff Stockholder”) on behalf of Intrusion against certain of our current and former officers and directors (collectively the “Defendants”). Plaintiff alleges that Defendants through various actions breached their fiduciary duties, wasted corporate assets, and unjustly enriched Defendants by (a) incurring costs and expenses in connection with the ongoing SEC investigation, (b) incurring costs and expenses to defend us with respect to the consolidated class action, (c) settling class-wide liability with respect to the consolidated class action, as well as ancillary claims regarding sales of our common stock by certain of the Defendants. On September 28, 2023, we agreed to settle the claim. On October 2, 2023, public notice of the settlement agreement was given. The settlement agreement provides in part for (i) an amendment to our Bylaws, committee Charters, and other applicable corporate policies to implement certain measures set forth more fully therein, to remain in effect for no less than three years; (ii) attorneys’ fees and expenses to plaintiff’s counsel of $0.3 million; and (iii) the dismissal of all claims against the Defendants, including the Company, in connection with the action. The $0.3 million settlement payment was paid by our insurance provider under our insurance policy since our $0.5 million retention was previously exhausted. A hearing is scheduled for April 3, 2024, to obtain court approval of the settlement, agreement for the court to rule upon any objections to the proposed settlement, and for entry of final judgment in the matter.

In addition to these legal proceedings, we are subject to various other claims that may arise in the ordinary course of business. We do not believe that any claims exist where the outcome of such matters would have a material adverse effect on our consolidated financial position, operating results, or cash flows. However, there can be no assurance such legal proceedings will not have a material impact on our future results.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Business Issuer Purchases of Equity Securities.

Our common stock trades on the Nasdaq Capital Market, where it is currently listed under the symbol “INTZ.” As of March 25, 2024, there were approximately ninety-five registered holders of record of our common stock. The Company does not have a history of paying dividends on its common stock and has no present intention to declare any dividends in the foreseeable future.

All equity compensation plans under which our common stock is reserved for issuance have previously been approved by our stockholders. The following table provides summary information as of December 31, 2023, for all our equity compensation plans (in thousands, except per share data). See Note 10 – Stock-Based Compensation to our Consolidated Financial Statements for additional discussion.

	Number of shares of common stock to be issued upon exercise of outstanding options(1)	Weighted average exercise price of outstanding options	Number of shares unvested restricted stock	Weighted average grant date fair value	No. of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	50	$62.40	11	$26.20	82
Equity compensation plans not approved by security holders	–	–	–	–	–
Total	50	$62.40	11	$26.20	82

(1)	Included in the outstanding options are 4 from the 2005 Stock Incentive Plan, twenty from the 2015 Stock Option Plan and twenty-six from the 2021 Omnibus Incentive Plan.

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

Much of 2022 was spent improving the INTRUSION Shield On-Premise performance and developing the Shield Cloud and End-Point solutions, both of which were released in September 2022. During 2023, our primary focus has been building out our sales reseller and channel platform and working with those partners to 1) increase our sales pipeline and 2) progress customer prospects, leads and opportunities through the sales lifecycle. Gaining traction with our Shield solutions has taken longer than initially anticipated. We feel that the progress made with our reseller and channel community along with refining our product messaging will help to shorten the sales cycle and grow revenues in future periods.

As discussed in more detail below, on December 31, 2023, we had $0.1 million in cash. If we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

Results of Operations

Comparison of the Years ended December 31, 2023, and December 31, 2022

	Year Ended December 31,		Change
(in thousands)	2023	2022	$	%
Revenue	$5,611	$7,529	(1,918)	-25.5%
Cost of Revenue	1,257	3,354	(2,097)	-62.5%

Gross Profit	4,354	4,175	179	4.3%

Operating Expenses:
Sales and marketing	5,670	6,510	(840)	-12.9%
Research and development	5,556	6,465	(909)	-14.1%
General and administrative	5,174	7,483	(2,309)	-30.9%

Operating Loss	(12,046)	(16,283)	4,237	26.0%

Interest and Other Income	43	2,028	(1,985)	-97.9%
Interest Expense	(1,888)	(2,359)	471	20.0%
Gain on Lease Termination	–	385	(385)	-100.0%

Loss Before Income Taxes	(13,891)	(16,229)	2,338	14.4%
Income Tax	–	–	–	–
Net Loss	$(13,891)	$(16,229)	2,338	14.4%

Revenues

Total revenue decreased $1.9 million or 25.5% to $5.6 million in 2023 from $7.5 million in 2022. Consulting revenues decreased $2.3 million primarily resulting from the loss of a contract in the fourth quarter 2022 in which Intrusion’s prime sponsor chose not to renew the final option year of a contract that had been in place since 2018. This contract represented annual revenue totaling $2.6 million. While the loss of this contract significantly impacted Intrusion’s top-line revenue, the gross margin on this contract was 14% and, as a result, had a marginal impact on profitability. We are continuing to pursue new consulting opportunities and expect to see an increase in consulting revenues in 2024. The decline in consulting revenues was partially offset by an increase of $0.4 million in Shield revenues as a result of the expanded use of Shield from existing customers and new customers signed in 2023.

We announced a $5 million multi-year Shield award in October 2023. The rollout of the Shield services to this customer has been delayed due to factors outside of our control, we expect this project to be back on track beginning in the second quarter 2024. Additionally, we were informed by our largest Shield customer that they will not be renewing their contract. This customer was one of the original users of the product and had a non-standard custom implementation of INTRUSION Shield that is no longer supported. This non-renewal will impact revenues beginning in the second quarter 2024. We are beginning to see traction with our Shield products with multiple Shield sales that, essentially, are paid proof of values which have the potential for significant Shield sales growth beyond the initial engagement. On December 31, 2023, our Shield opportunities comprised a large percentage of our sales pipeline.

Concentration of Revenues.

Revenues from sales to various U.S. government entities totaled $2.6 million, or 46.2% of revenues, for the year ended December 31, 2023, compared to $5.0 million, or 65.8% of revenues, for the same period in 2022. In 2023 we had two government entities that individually accounted for over 10% of our revenues compared to three in 2022. Sales to commercial customers totaled $3.0 million or 53.8% of total revenue for year ended December 31, 2023, compared to $2.6 million or 34.2% of total revenue for the same period in 2022. Two commercial customers individually accounted for over 10% of total revenues in both 2023 and 2022. We have increased our Shield sales and marketing efforts by expanding our reseller channels. We anticipate our concentration of revenues will vary among customers in future periods depending upon the timing of certain sales, we anticipate that sales to government customers, while comprising a significant portion of our revenues in future periods, will represent a lower percentage of our revenue base as we gain traction selling our Shield products into commercial markets.

Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including, without limitation, potential disruption to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience. Fourth quarter 2023 revenues declined 7% sequentially from third quarter 2023 primarily due to the continuing resolution and the absence of an approved federal budget, which has resulted in many new spending decisions from government customers being delayed. Specifically, a long-standing Department of Defense contract has not been funded for the 2024 government fiscal year, this resulted in lower consulting revenues in the fourth quarter and has also impacted first quarter 2024 revenues. Currently, we are not aware of any additional proposed cancellation or renegotiation of any of our existing arrangements with government entities and, historically, cancellations or renegotiated orders by government entities have not resulted in a material adverse effect on our business.

The Company’s similar product and service offerings are not viewed as individual segments, as its management analyzes the business as a whole and expenses are not allocated to each product offering.

Gross Profit

Gross profit for the 12-months ended December 31, 2023, and 2022 totaled $4.4 million or 77.6% compared to $4.2 million or 55.5%. The significantly improved gross margin in 2023 is mostly due to the loss of the low margin contract discussed above and Shield revenues representing a larger percentage of revenues, 28.4% compared to 15.6% in 2022. To the extent Shield revenues become a larger percentage of revenues, we anticipate we will continue to see favorable growth in gross profit margins.

Operating Expenses

Operating expenses for the year ended December 31, 2023, totaled $16.4 million, a decrease of 19.8% when compared to $20.5 million for the year ended December 31, 2022. The year over year change was most notably due to the reduced legal expense associated with the various litigation matters that arose in 2021 that for the most part are fully settled, and reduced contractor labor and employee costs. Employee headcount on December 31, 2023, totaled forty-nine compared to sixty-seven on December 31, 2022.

Sales and Marketing

Sales and marketing expenses decreased to $5.7 million in 2023, compared to $6.5 million in 2022. Certain discretionary marketing spends inclusive of participation in trade shows, utilization of third-party contractors for content and product messaging and travel, are likely to vary over time based on savings initiatives that may be necessary.

Research and Development

Research and development expenses decreased to $5.6 million in 2023 compared to $6.5 million in 2022. Many of the cost reduction measures taken in 2023 related to research and development costs. Research and development costs may vary over time as we determine the frequency of new releases, improved functionality and enhancements needed to be competitive with our product offering.

General and Administrative

General and administrative expenses totaled $5.2 million in 2023 compared to $7.5 million in 2022. The decrease in general and administrative expenses is primarily due to a reduction in legal costs of $1.4 million associated with various litigation matters that arose in 2021 and continued through 2023. The majority of all matters have since settled as described in more detail in Item 3. Legal Proceedings of this report. In late 2022 we hired an in-house General Counsel which also contributed to the reduced outside legal costs in 2023. Other factors contributing to the decreased spend include (i) reduced use of consultants and contractors in 2023, (ii) recruiting fees incurred in the 2022 period, and (iii) voluntary temporary reductions in director and officer compensation. Insurance expense for our Directors’ and Officers’ insurance policy increased in 2023 when compared to 2022 as a result of the class action lawsuits and related claims activity and, increasing coverage limits for our new policy year.

Interest Expense

Our interest expense consists primarily of interest related to the Streeterville notes entered into in March and June of 2022 and related debt issuance cost amortization as well as interest expense from finance leases. Interest expense for 2023 totaled $1.9 million, a decrease of $0.5 million. The decrease primarily relates to the reversal of interest recorded to accrete the value of the Streeterville notes to the stock-settled value for potential redemptions paid in stock as no redemption payments in cash or stock were made in 2023.

Interest and Other Income

Interest and other income were negligible in 2023. 2022 included $2.0 million related to the Cares Act Employee Retention Credit (“ERC”).

Gain on Lease Termination

In 2022 we recorded a gain of $0.4 million relating to the settlement of our lease abandonment lawsuit.

Income Taxes

Our effective income tax rate was 0% in 2023 and 2022 as valuation allowances have been recorded for the entire amount of the net deferred tax assets due to uncertainty of realization.

Consolidated Statements of Cash Flows

Our cash flows for the years ended December 31, 2023, and 2022 (in thousands) were:

	Year Ended
	December 31, 2023	December 31, 2022
Net cash used in operating activities	$(7,767)	$(13,190)
Net cash used in investing activities	(1,448)	(1,479)
Net cash provided by financing activities	6,339	13,584
Change in cash and cash equivalents	$(2,876)	$(1,085)

Operating Activities

Net cash used in operations for the year ended December 31, 2023, was ($7.8) million due to a net loss of ($13.9) million, offset by 1) adjustments for non-cash items of $4.7 million which are mostly comprised of depreciation, stock-based compensation, and interest related to Streeterville notes and 2) $1.4 million provided from working capital principally relating to the cash receipt of amounts due relating to ERC.

Net cash used in operations for the year ended December 31, 2022, was ($13.2) million due to a net loss of ($16.2) million offset by adjustments for non-cash items of $5.0 million which are mostly comprised of depreciation, stock-based compensation and interest related to Streeterville notes, and changes in working capital consisting primarily of a reduction in trade receivables of $0.5 million; an increase in other receivables relating principally to the remaining ERC refund outstanding ($1.5) million; an increase in accounts payable and accrued expenses $0.2 million; and a decrease in operating lease liabilities ($1.0) million.

Investing Activities

For the year ended December 31, 2023, net cash used in investing activities was ($1.4) million, which was principally the capitalization of internally developed software.

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

Financing Activities

For year ended December 31, 2023, net cash provided by financing activities was $6.3 million which consisted principally of proceeds from sales of common stock using our ATM program of $4.7 million and a private placement in November 2023 of $2.3 million offset partially by a $0.4 million paydown on the Streeterville notes.

Net cash provided by financing activities was $13.6 million for the year ended December 31, 2022. Primary sources of cash from financing activities included proceeds from the issuance of the two Streeterville notes payable, net of issuance costs, equal to $9.3 million (see Note 6 Notes Payable to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K), net proceeds received from our registered direct offering of $4.3 million, net proceeds from issuance of shares from our ATM program of $2.0 million, and proceeds received from a private placement sale of common stock equal to $0.1 million. Funds used in financing activities included ($1.5) million in principal repayments on the Streeterville notes payable and ($0.6) million payments on equipment financing leases.

Liquidity and Capital Resources

As of December 31, 2023, we had cash and cash equivalents of $0.1 million and a working capital deficit of ($13.1) million. We need to raise additional funds to continue operations and comply with our financial obligations.

We are executing a plan to regain compliance with the Nasdaq listing standards as described more fully in Item 1A Risk Factors. This multi-step plan includes: 1) continued utilization of our ATM program, 2) private offerings of common stock, 3) a warrant inducement offer for the sale of common stock at a reduced exercise price to warrant holders from the Company’s 2022 registered direct offering and November 2023 private offerings, and 4) a series of three transactions in the fourth quarter 2023 and two transactions in March 2024 exchanging $10.0 million in senior debt for $750 thousand in common stock and $9.3 million new preferred Series A stock. While the debt for equity exchanges does not provide funding for operations, it substantially deleverages the company and reduces the working capital deficit. We can provide no assurances that we will be able to close on or obtain such financing on acceptable terms or at all and, in the case of equity or equity-linked financings, such financings will result in additional dilution to our stockholders.

Our principal sources of cash for funding operations in 2023 has been net proceeds received from sales of common stock using our ATM program of $4.7 million, a private placement offering completed in November 2023 of $2.3 million, and net funds through changes in working capital which includes receipt of the remaining ERC refund in the March quarter of $1.4 million. Our principal source of cash for funding operations and growth in 2022 was issuance of the two Streeterville notes which contributed $9.3 million, net of issuance costs, and $6.4 million from the sale and issuance of common stock and warrants.

ATM Program

B. Riley Securities, Inc. acts as sales agent under our ATM program, which allows us to potentially sell up to $50.0 million of our common stock using the shelf-registration statement on Form S-3 filed on August 5, 2021. On April 11, 2023, as a result of limitations under General Instruction I.B.6 of Form S-3, and in agreement with the terms of the sales agreement, the Company revised the aggregate offering price of shares of common stock that we can sell pursuant to the ATM program to $15.0 million. For the year ended December 31, 2023, we received $4.7 million, net of fees for sales of common stock pursuant to the program.

For as long as our public float is less than $75 million, we will be subject to the limitations set forth in General Instruction I.B.6 of Form S-3, which limit our ability to conduct primary offerings. Under such limitations, we may not sell, during any 12-month period, securities on Form S-3 having an aggregate market value of more than one-third of our public float. As of March 25, 2024, our public float calculated in accordance with General Instruction I.B.6 of Form S-3 was $6.8 million.

Notes Payable

We entered into a securities purchase agreement (“SPA”) with Streeterville on March 10, 2022, pursuant to which Streeterville purchased two promissory notes with substantively identical terms. Streeterville purchased the first note on March 10, 2022, and the second note on June 29, 2022, each note with an aggregate principal amount of $5.4 million in exchange for $5.0 million less certain expenses. We received an aggregate of approximately $9.3 million, net of transaction expenses, in connection with these issuances.

In 2023 and 2022 we made $0.4 million and $1.5 million in principal payments, respectively. In the fourth quarter 2023 through 3 separate transactions, we exchanged $0.6 million in aggregate principal on the First Note for 93.6 thousand shares of our common stock. In March 2024, we exchanged $0.2 million in principal for 52.2 thousand shares of common stock. Also in March 2024, we exchanged $9.3 million in principle for 9,275 shares of our newly created Series A preferred stock. The issuance of both common and preferred shares was made pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act. The Series A preferred stock has a stated value of $1,100 per share and is subject to the preferences and designations as more fully described in our Amended and Restated Articles of Incorporation filed on March 15, 2024. Following the exchanges noted herein, the remaining balance on the First Note was $0.5 million. The maturity date for the First Note is September 2024.

There can be no assurance that we will improve our liquidity position or our ability to make redemption or principal payments.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to credit losses, income taxes, warranty obligations, maintenance contracts and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

We recognize product revenue upon shipment or after meeting certain performance obligations. These products can include hardware, software subscriptions and consulting services. Most of our sales are from consulting services. We also offer software on a subscription basis subject to SaaS. Warranty costs have not been material.

We recognize sales of its consulting services in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606 whereby revenue from contracts with customers are recognized once the criteria under the five steps below are met:

i)	identification of the contract with a customer;

ii)	identification of the performance obligations in the contract;

iii)	determination of the transaction price;

iv)	allocation of the transaction price to the separate performance obligations; and

v)	recognition of revenue upon satisfaction of a performance obligation.

Consulting services including reporting are typically done monthly, and revenue is matched accordingly. Product sales may include maintenance and customer support allocated revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy using the relative selling price method. All product offering and service offering market values are readily determined based on current and prior stand-alone sales. We defer and recognize maintenance, updates, and support revenue over the term of the contract period, which is generally one year.

Normal payment terms offered to customers, distributors and resellers are net 30 days domestically. We do not offer payment terms that extend beyond one year and rarely extend payment terms beyond our normal terms. If certain customers do not meet our credit standards, we require payment in advance to limit our credit exposure.

With our newest product, INTRUSION Shield, we began offering software on a subscription basis. INTRUSION Shield is a hosted arrangement subject to SaaS guidance under ASC Topic 606. SaaS arrangements are accounted for as subscription services not arrangements that transfer a license of intellectual property.

We utilize the five-step process, mentioned above, per ASC Topic 606 to recognize sales and will follow that directive, also, to define revenue items as individual and distinct. INTRUSION Shield services provided to our customers for a fixed monthly subscription fee include:

•	access to Intrusion’s proprietary software and database to detect and prevent unauthorized access to our clients’ information networks;
•	use of all software, associated media, printed materials, data, files, online documentation, and any equipment that Intrusion provides for customers to access the INTRUSION Shield; and
•	tech support, post contract customer support (“PCS”) including daily program releases or corrections provided by Intrusion without additional charge.

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

Allowances for Credit Losses

We maintain allowances for credit losses for estimated losses resulting from the inability of our customers to make required payments. Our receivables are uncollateralized, and we expect to continue this policy in the future. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, increased allowances may be required. Historically, our estimate for sales returns and credit losses have not differed materially from actual results.

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

Item 8. Financial Statements.

The information required by this Item 8 begins on page F-1 of this Annual Report on Form 10-K.

Item 9A. Controls and Procedures.

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

The Company’s management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s evaluation included an assessment of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company’s overall control environment. Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of the year ended December 31, 2023, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of Consolidated Financial Statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. The Company reviewed the results of management’s assessment with the Audit Committee of the Board of Directors.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended December 31, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

PART III

Certain information required by Part III is omitted from this Form 10-K because we will file a definitive Proxy Statement for our 2024 annual meeting of stockholders pursuant to Regulation 14A (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included therein is incorporated herein by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)     1. Consolidated Financial Statements.

The following Consolidated Financial Statements of Intrusion Inc. and subsidiaries, are submitted as a separate section of this report (See F-pages):

Exhibit Number	Description of Exhibit
3.1(3)	Restated Certificate of Incorporation of the Registrant
3.2(30)	Certificate of Amendment to Certificate of Incorporation of Registrant
3.3(19)	Amended and Restated Bylaws of the Company
4.1(5)	Specimen Common Stock Certificate
4.2(17)	Description of the Registrant’s Capital Stock
4.3(13)	Form of Convertible Promissory Note #1 Issued Under the Securities Purchase Agreement dated March 10, 2022, by and between the Registrant and Streeterville Capital, LLC
4.4(13)	Form of Convertible Promissory Note #2 Issued Under the Securities Purchase Agreement dated March 10, 2022, by and between the Registrant and Streeterville Capital, LLC
4.5(14)	Form of Warrant Issued under that Securities Purchase Agreement between the Registrant and the Purchaser identified on the signature pages thereto, dated September 12, 2022
4.6(20)	Form of Warrant
4.7(20)	Form of Placement Agent Warrant
4.8(26)	Promissory Note dated January 2, 2024, by and between Registrant and Anthony Scott, President and Chief Executive Officer of Intrusion, Inc.
10.1(13)	Securities Purchase Agreement dated March 10, 2022, by and between the Registrant and Streeterville Capital, LLC
10.2(15)	Amendment dated January 11, 2023, to the Securities Purchase Agreement dated March 10, 2022, by and between the Registrant and Streeterville Capital, LLC
10.3(14)	Securities Purchase Agreement between the Registrant and the Purchasers identified on the signature pages thereto, dated September 12, 2022
10.4(16)	Note Purchase Agreement dated February 23, 2023, by and Between Registrant and Streeterville Capital, LLC
10.5(2)+	Amended and Restated 401(k) Savings Plan of the Registrant
10.6(4)+	Intrusion Inc. 401(k) Savings Plan Summary of Material Modifications
10.7(6)+	Amended 2005 Stock Incentive Plan of the Registrant
10.8(7)+	2015 Stock Incentive Plan of the Registrant
10.9(8)+	Form of Notice of Grant of Stock Option
10.10(8)+	Form of Stock Option Agreement
10.11(8)+	Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Initial Grant)
10.12(8)+	Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Annual Grant)
10.13(8)+	Form of Automatic Stock Option Agreement
10.14(9)+	Intrusion Inc. 2021 Omnibus Incentive Plan
10.15(10)+	Form of Incentive Stock Option Award Agreement to the Intrusion Inc. 2021 Omnibus Incentive Plan
10.16(18)+	Form of Restricted Stock Award Agreement to the Intrusion Inc. 2021 Omnibus Incentive Plan
10.17(18)+	Form of Non-Qualified Stock Option Agreement to the Intrusion Inc. 2021 Omnibus Incentive Plan
10.18(11)	Sales Agreement, dated August 5, 2021, between the Registrant and B. Riley Securities, Inc.
10.19(12)+	Executive Employment Agreement between Intrusion Inc. and Anthony Scott, dated November 11, 2021
10.20(21)	Forbearance and Standstill Agreement dated August 2, 2023, by and between Registrant and Streeterville Capital, LLC
10.21(21)	Amendment to Forbearance Agreement dated August 7, 2023, by and between Registrant and Streeterville Capital, LLC
10.22(22)	Stipulation of Compromise and Settlement September 28, 2023 (Prawatt V Blount, et al)
10.23(23)	Exchange Agreement dated October 11, 2023, by and between Registrant and Streeterville Capital, LLC
10.24(23)	Exchange Agreement dated October 17, 2023, by and between Registrant and Streeterville Capital, LLC
10.25(24)	Form of Securities Purchase Agreement by and between the Registrant and the Purchasers dated November 8, 2023
10.26(24)	Form of Placement Agent Agreement by and between the Registrant and Wellington Shields & Company LLC dated November 8, 2023
10.27(24)	Form of Lock-up Agent Agreement
10.28 (25)	Exchange Agreement dated December 19, 2023, by and between Registrant and Streeterville Capital, LLC
10.29(26)	Form of Invoice Financing Agreement dated January 2, 2024, by and between Registrant and Anthony Scott, President and Chief Executive Officer of Intrusion, Inc.
10.30(26)	Security Agreement dated January 2, 2024, by and between Registrant and Anthony Scott, President and Chief Executive Officer of Intrusion, Inc.
10.31(27)	Notice of Pendency and Proposed Settlement of Action dated December 21, 2023.
10.32(28)	Exchange Agreement dated March 7, 2024, by and between Registrant and Streeterville Capital, LLC
10.33(29)	Exchange Agreement dated March 15, 2024, by and between Registrant and Streeterville Capital, LLC
10.34(29)	Form of Partitioned Promissory Note, Note #1 dated March 15, 2024, by and between Registrant and Streeterville Capital, LLC
10.35(1)	Lease between dated September 29, 2023 by and between Registrant and JBA Portfolio, LLC
14.1(17)	Code Of Conduct
21(18)	List of Subsidiaries of Registrant
23.1(1)	Consent of Whitley Penn LLP, Independent Registered Public Accounting Firm

31.1(1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act
31.2(1)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act
32.1(1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(1)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97(1)	Compensation Recovery Policy
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

+ Indicates management contract or compensatory plan.

(1)	Filed herewith.
(2)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, which Exhibit is incorporated herein by reference.
(3)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 15, 2010, which Exhibit is incorporated herein by reference.
(4)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, which Exhibit is incorporated herein by reference.
(5)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (as amended), which Exhibit is incorporated herein by reference.
(6)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 15, 2005, which Exhibit is incorporated herein by reference.
(7)	Filed as an Exhibit to the Registrant’s Definitive Proxy Statement on Schedule 14A in connection with the solicitation of proxies for its Annual Meeting of Stockholders held May 14, 2015, which Exhibit is incorporated herein by reference.
(8)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (as amended), which Exhibit is incorporated herein by reference.
(9)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on May 24, 2021, which Exhibit is incorporated by reference herein.
(10)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2021, which Exhibit is incorporated by reference herein.
(11)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 filed on August 5, 2021, which Exhibit is incorporated by reference herein.
(12)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on November 17, 2021, which Exhibit is incorporated by reference herein.
(13)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on March 10, 2022, which Exhibit is incorporated by reference herein.
(14)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on September 12, 2022, which Exhibit is incorporated by reference herein.
(15)	Filed as an Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 17, 2023, which Exhibit is incorporated by reference herein.
(16)	Filed as an Exhibit 10.1 to Registrant’s Current Report on Form 8-K on March 1, 2023, which Exhibit is incorporated by reference herein.
(17)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2021, which Exhibit is incorporated herein by reference.
(18)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2022, which Exhibit is incorporated herein by reference.
(19)	Filed as an Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 21. 2023, which Exhibit is incorporated herein by reference.
(20)	Filed as Exhibits 4.1 and 4.2 to the Registrant’s Current Report on Form 8-K filed on November 9, 2023, which Exhibits are incorporated herein by reference.
(21)	Filed as Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed on August 7, 2023, which Exhibits are incorporated herein by reference.
(22)	Filed as an Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 2, 2023, which Exhibit is incorporated herein by reference.
(23)	Filed as Exhibits 99.1 and 99.2 of the Registrant’s Current Report on Form 8-K filed on October 17, 2023, which Exhibits are incorporated herein by reference.
(24)	Filed as Exhibits 10.1, 10.2 and 10.3 to Registrant’s Current Report on Form 8-K filed on November 9, 2023, which Exhibits are incorporated herein by reference.
(25)	Filed as an Exhibits 10.1 to Registrant’s Current Report on Form 8-K filed on December 22, 2023, which Exhibit is incorporated herein by reference.
(26)	Filed as Exhibits 4.1, 10.1 and 10.2 to Registrant’s Current Report on Form 8-K filed on January 3, 2024, which Exhibit is incorporated herein by reference.
(27)	Filed as Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on January 9, 2024, which Exhibit is incorporated herein by reference.
(28)	Filed as Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed March 13, 2024, which Exhibit is incorporated herein by reference.
(29)	Filed as Exhibits 10.1 and 10.2 of the Registrant’s Current Report on Form 8-K filed on March 18, 2024, which Exhibits are incorporated herein by reference.
(30)	Filed as Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on March 27, 2024, which Exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 1, 2024	INTRUSION INC.
(Registrant)

	By:	/s/ Anthony Scott
Anthony Scott
President & Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kimberly Pinson
Kimberly Pinson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony Scott	Chief Executive Officer, Director	April 1, 2024
Anthony Scott	(Principal Executive Officer)

/s/ Kimberly Pinson	Chief Financial Officer	April 1, 2024
Kimberly Pinson	Principal Financial and Accounting Officer

/s/ Anthony J. LeVecchio	Executive Chairman, Director	April 1, 2024
Anthony J. LeVecchio

/s/ James F. Gero	Director	April 1, 2024
James F. Gero

/S/ Katrinka B. McCallum	Director	April 1, 2024
Katrinka B. McCallum

/S/ Gregory K. Wilson	Director	April 1, 2024
Gregory K. Wilson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Intrusion Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Intrusion Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Dallas, Texas

April 1, 2024

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$139	$3,015
Accounts receivable, net	364	530
Prepaid expenses and other assets	635	1,877
Total current assets	1,138	5,422
Noncurrent Assets:
Property and equipment:
Equipment	2,069	2,865
Capitalized software development	2,791	1,380
Furniture and fixtures	–	43
Leasehold improvements	15	78
Property and equipment, gross	4,875	4,366
Accumulated depreciation and amortization	(1,955)	(2,208)
Property and equipment, net	2,920	2,158
Finance leases, right-of-use assets, net	382	1,048
Operating leases, right-of-use assets, net	1,637	504
Other assets	171	143
Total noncurrent assets	5,110	3,853
TOTAL ASSETS	$6,248	$9,275

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable, trade	$2,215	$1,273
Accrued expenses	222	446
Finance lease liabilities, current portion	384	667
Operating lease liabilities, current portion	178	294
Notes payable	10,823	10,114
Deferred revenue	439	455
Total current liabilities	14,261	13,249

Noncurrent Liabilities:
Finance lease liabilities, noncurrent portion	3	10
Operating lease liabilities, noncurrent portion	1,539	231
Total noncurrent liabilities	1,542	241

Commitments and Contingencies – (See Note 7)

Stockholders’ Deficit:
Preferred stock, $0.01 par value: Authorized shares – 5,000; Issued shares – 0 in 2023 and 2022	–	–
Common stock, $0.01 par value: Authorized shares – 80,000; Issued shares – 1,791 in 2023 and 1,060 in 2022; Outstanding shares – 1,790 in 2023 and 1,059 in 2022	18	11
Common stock held in treasury, at cost – 1 shares	(362)	(362)
Additional paid-in capital	101,049	92,505
Accumulated deficit	(110,217)	(96,326)
Accumulated other comprehensive loss	(43)	(43)
Total stockholders’ deficit	(9,555)	(4,215)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,248	$9,275

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022
Revenue	$5,611	$7,529
Cost of Revenue	1,257	3,354

Gross Profit	4,354	4,175

Operating Expenses:
Sales and marketing	5,670	6,510
Research and development	5,556	6,465
General and administrative	5,174	7,483

Operating Loss	(12,046)	(16,283)

Interest and Other Income	43	2,028
Interest Expense	(1,888)	(2,359)
Gain on Lease Termination	–	385

Loss Before Income Taxes	(13,891)	(16,229)
Income Tax	–	–

Net Loss	$(13,891)	$(16,229)

Net Loss Per Share:
Basic	$(11.46)	$(16.39)
Diluted	$(11.46)	$(16.39)

Weighted Average Common Shares Outstanding:
Basic	1,212	990
Diluted	1,212	990

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Common Stock		Treasury Stock		Accumulated Other Comprehensive Loss	Additional Paid-In-Capital	Accumulated Deficit	Total
	Dollars	Shares	Dollars	Shares	Dollars	Dollars	Dollars	Dollars
Balance, December 31, 2021	$10	957	$(362)	1	$(43)	$84,411	$(80,097)	$3,919
Registered direct offering proceeds, net of fees	1	61	–	–	–	4,295	–	4,296
Restricted stock awards	–	5	–	–	–	–	–	–
Public stock offering, net of fees	–	27	–	–	–	1,985	–	1,985
Issuance of common stock to terminate operating lease	–	4	–	–	–	200	–	200
Nonregistered private placement	–	1	–	–	–	100	–	100
Stock-based compensation expense	–	–	–	–	–	1,456	–	1,456
Exercise of stock options	–	5	–	–	–	67	–	67
Tax withholdings related to stock-based compensation awards	–	–	–	–	–	(9)	–	(9)
Net loss	–	–	–	–	–	–	(16,229)	(16,229)
Balance, December 31, 2022	11	1,060	(362)	1	(43)	92,505	(96,326)	(4,215)
Stock-based compensation expense	–	–	–	–	–	972	–	972
Exercise of stock options	–	3	–	–	–	8	–	8
Public stock offering, net of fees	4	405	–	–	–	4,674	–	4,678
Restricted stock awards	–	11	–	–	–	–	–	–
Withholdings related to stock-based compensation awards	–	–	–	–	–	(5)	–	(5)
Private offering proceeds, net of fees	2	218	–	–	–	2,344	–	2,346
Issuance of common stock to reduce notes payable	1	93	–	–	–	549	–	550
Purchase of common stock through employee stock purchase plan	–	1	–	–	–	2	–	2
Net loss	–	–	–	–	–	–	(13,891)	(13,891)
Balance, December 31, 2023	$18	1,791	$(362)	1	$(43)	$101,049	$(110,217)	$(9,555)

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022
Operating Activities:
Net Loss	$(13,891)	$(16,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,659	1,308
Provision for credit losses	69	–
Stock-based compensation	972	1,456
Non-cash lease costs	328	304
Amortization of debt issuance costs	496	861
Non-cash interest on notes payable	1,163	1,463
Gain on lease termination	–	(385)
Changes in operating assets and liabilities:
Accounts receivable	97	504
Prepaid expenses and other assets	1,214	(1,533)
Accounts payable and accrued expenses	411	206
Operating lease liabilities	(269)	(1,040)
Deferred revenue	(16)	(105)
Net cash used in operating activities	(7,767)	(13,190)

Investing Activities:
Purchases of property and equipment	(157)	(307)
Capitalized software development	(1,291)	(1,172)
Net cash used in investing activities	(1,448)	(1,479)

Financing Activities:
Proceeds from notes payable	–	10,000
Payments of notes payable issuance costs	–	(710)
Principal payments on notes payable	(400)	(1,500)
Reduction of finance lease liabilities	(290)	(645)
Proceeds from public stock offering, net of fees	4,678	1,985
Proceeds from sale of common stock and warrants, net of fees	2,346	–
Proceeds from registered direct offering, net of fees	–	4,296
Proceeds from non-registered private placement	–	100
Proceeds from stock options exercised	8	67
Proceeds related to the issuance of common stock under stock purchase plan	2	–
Withholdings related to stock-based compensation awards	(5)	(9)
Net cash provided by financing activities	6,339	13,584

Net decrease in cash and cash equivalents	(2,876)	(1,085)
Cash and cash equivalents at beginning of year	3,015	4,100
Cash and cash equivalents at end of year	$139	$3,015

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Cash paid for interest	$229	$35

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capitalized assets and capitalized software included in accounts payable	$307	$261
Common stock issued for lease termination	$–	$200
Common stock issued to reduce notes payable	$550	$–
Assets acquired under a right of use (“ROU”) operating lease	$1,461	$–
Assets acquired under a ROU finance lease	$–	$5

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2023, the Company had cash and cash equivalents of $0.1 million and a working capital deficit of $13.1 million. In addition, the Company has incurred net operating losses during the last four years. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of these financial statements. The Company’s principal source of cash for funding operations in 2023 has been net proceeds received through the issuance of common stock using the Company’s ATM program which provided $4.7 million, a private placement offering completed in November 2023 of $2.3 million, and net funds through changes in working capital which includes receipt of the remaining ERC refund in the March quarter of $1.4 million. Subsequent to December 31, 2023, through the date of these financial statements, the Company has received $0.5 million in net proceeds from the sale of the ATM. Management plans to fund the operations of the Company through additional debt or equity financing and the issuance of common stock. If the Company is not able to obtain additional debt or equity financing or raise adequate funds under the Company’s ATM program, the Company may be unable to implement the Company’s business plan, fund its liquidity needs or even continue its operations. The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that may be necessary if the Company is unable to continue as a going concern.

Reverse Stock Split

The Company effected a reverse stock split of 1-for-20 on March 22, 2024. Unless otherwise stated, all share and per share amounts for all periods presented have been adjusted to reflect the reverse stock split.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used for, but not limited to, the accounting for credit losses, revenue recognition, warranty costs, depreciation, and stock-based compensation and income taxes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances that may at times exceed federally insured limits. The Company’s cash balances are maintained at a high-quality financial institution, and the Company believes the credit risk related to these cash balances is minimal. As of December 31, 2023, and 2022, the Company had approximately $0.1 million and $3.0 million, respectively, of cash and cash equivalents.

Accounts Receivable and Allowance for Credit Losses

Trade accounts receivable is stated at the amount the Company expects to collect. The Company maintains allowances for credit losses for estimated losses resulting from the inability of its customers to make the required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment trends. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and an increase to allowance for credit losses. Balances that remain outstanding after the Company has made reasonable collection efforts are written off through a charge to the allowance credit losses.

The Company’s accounts receivable represents unconditional contract billings for sales per contracts with customers and are classified as current. As of December 31, 2023, 2022, and January 1, 2022, the Company had accounts receivable balances of $0.4 million, $0.5 million, and $1.0 million, respectively. As of December 31, 2023, the Company had an allowance for credit losses of $0.1 million. The Company did not recognize an allowance for credit losses as of December 31, 2022.

Risk Concentration

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, investments, and accounts receivable. Cash and cash equivalent deposits are at risk to the extent that they exceed Federal Deposit Insurance Corporation insured amounts. To minimize risk, the Company places its investments in U.S. government obligations, corporate securities, and money market funds. Substantially all the Company’s cash, cash equivalents and investments are maintained with one major U.S. financial institution. The Company does not believe that it is subject to any unusual financial risk with the Company’s banking arrangements. The Company has not experienced any significant losses on its cash and cash equivalents.

The Company sells its products to customers primarily in the U.S. The Company has begun to sell the Company’s products internationally. Fluctuations in currency exchange rates and adverse economic developments in foreign countries could adversely affect the Company’s operating results. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. The Company maintains reserves for potential credit losses, and such losses, in aggregate, have historically been minimal.

The Company’s operations are concentrated in one area - security software/entity identification. Sales to the U.S. Government through direct and indirect channels totaled 46.2% of total revenues attributable to six government customers and 65.8% of total revenues attributable to seven government customers for the years ended December 31, 2023, and 2022, respectively. Two individual government customers and two individual commercial customers during the year ended December 31, 2023, individually accounted for over 10% of total revenues and during the year ended December 31, 2022, three government customers and two commercial customers, individually accounted for over 10% of total revenues. For 2023, four customers represent 86% of total revenue. For 2022, five customers represent 90% of total revenue. For Shield, one customer accounts for 79% and 68% of Shield revenue for 2023 and 2022, respectively. The Company’s similar product and service offerings are not viewed as individual segments, as the Company’s management analyzes the business as a whole and expenses are not allocated to each product offering.

Prepaid Expenses and Other Assets

The Company’s prepaid expenses and other assets balance is primarily related to prepaid insurance, prepaid software, and other services, which represents the unamortized balance of insurance premiums, or other prepaid services and products. These payments are amortized on a straight-line basis over the policy or service term.

Property and Equipment

Equipment, furniture, and fixtures are stated at cost less accumulated depreciation and depreciated on a straight-line basis over the estimated useful lives of the assets. Such lives vary from one to five years. Capitalized software development is stated at cost less accumulated amortization on a straight line basis over its estimated useful life, which is generally three years. Leasehold improvements are stated at cost less accumulated amortization and are amortized on a straight-line basis over the shorter of estimated useful lives of the assets or the remaining terms of the leases. Such lives vary from two to five years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Repair and maintenance costs are expensed as incurred.

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

Depreciation and amortization are recorded as operating expenses in the Consolidated Statement of Operations. Depreciation and amortization related to the Company’s property and equipment balances totaled approximately $1.0 million and $0.6 million for the years ended December 31, 2023, and 2022, respectively.

Long-Lived Assets

The Company reviews long-lived assets, including property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows to be generated by the asset. If the carrying value exceeds the future undiscounted cash flows, the assets are written down to fair value. During the years ended December 31, 2023, and 2022, there was no impairment of long-lived assets.

Leases

The Company accounts for leases using the guidance in ASC Topic 842. The Company evaluates new contracts at inception to determine if the contract conveys the right to control the use of an identified asset for a period in exchange for periodic payments. A lease exists if the Company obtains substantially all the economic benefits of an asset, and the Company has the right to direct the use of that asset. When a lease exists, the Company records a right-of-use asset that represents its right to use the asset over the lease term and a lease liability that represents its obligation to make payments over the lease term. Lease liabilities are recorded at the sum of future lease payments discounted by the collateralized rate the Company could obtain to lease a similar asset over a similar period, and right-of-use assets are recorded equal to the corresponding lease liability, plus any prepaid or direct costs. The Company does not record a right-of-use asset for leases with initial terms of twelve months or less.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, or other sources and are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. The Company is involved in various lawsuits, claims and administrative proceedings arising in the normal course of business. For additional information, see Note 7 – Commitments and Contingencies.

Foreign Currency

All assets and liabilities in the balance sheets of foreign subsidiaries whose functional currency is other than the U.S. dollar is translated at year-end exchange rates. All revenues and expenses in the statement of operations of these foreign subsidiaries are translated at average exchange rates for the year. Translation gains and losses are not included in determining net income but are shown in accumulated other comprehensive loss in the stockholders’ deficit section of the Consolidated Balance Sheets. Foreign currency transaction gains and losses are included in determining net loss and were not significant.

Fair Value of Financial Instruments

The Company calculates the fair value of the assets and liabilities which qualify as financial instruments and include additional information in the Notes to Consolidated Financial Statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of accounts receivable, accounts payable and accrued expenses approximate their carrying amounts due to the relatively short maturity of these instruments. Notes payable and financing and operating leases approximate fair value as they bear market rates of interest. None of these instruments are held for trading purposes.

Revenue Recognition

The Company recognizes product revenue upon shipment or after meeting certain performance obligations. These products can include hardware, software subscriptions and consulting services. The Company also offers software on a subscription basis subject to SaaS. Warranty costs have not been material.

The Company recognize sales of the Company’s data sets in accordance with ASC Topic 606 whereby revenue from contracts with customers are recognized once the criteria under the five steps below are met:

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

Normal payment terms offered to customers, distributors and resellers are net 30 days domestically. The Company does not offer payment terms that extend beyond one year and rarely does it extend payment terms beyond normal terms. If certain customers do not meet credit standards, the Company requires payments in advance to limit credit exposure.

With the Company’s newest product, INTRUSION Shield, the Company began offering software on a subscription basis. INTRUSION Shield is a hosted arrangement subject to SaaS guidance under ASC Topic 606. SaaS arrangements are accounted for as subscription services, not arrangements that transfer a license of intellectual property.

The Company utilizes the five-step process, mentioned above, per ASC Topic 606 to recognize sales and will follow that directive, also, to define revenue items as individual and distinct. INTRUSION Shield services are provided to customers for a fixed monthly subscription fee include:

•	access to Intrusion’s proprietary software and database to detect and prevent unauthorized access to clients’ information networks;
•	use of all software, associated media, printed materials, data, files, online documentation, and any equipment that Intrusion provides for customers to access the INTRUSION Shield; and
•	tech support, PCS includes daily program releases or corrections provided by Intrusion without additional charge.

INTRUSION Shield contracts provide for no other services, and the Company’s customers have no rebates or return rights, nor are any such rights anticipated to be offered as part of this service.

The Company satisfies performance obligations when the INTRUSION Shield solution is available to detect and prevent unauthorized access to a client’s information networks. Revenue is recognized monthly over the term of the contract. The Company’s standard initial contract terms automatically renew unless notice is given 30 days before renewal. Upfront payment of fees is deferred and amortized into income over the period covered by the contract.

The Company’s accounts receivable represents unconditional contract billings for sales per contracts with customers and are classified as current assets. As of December 31, 2023, and 2022, the Company had accounts receivable balance of $0.4 million and $0.5 million, respectively. As of December 31, 2023, the Company had an allowance for credit losses of $0.1 million. The Company did not recognize an allowance for credit losses as of December 31, 2022.

Contract liabilities consist of cash payments in advance of the Company satisfying performance obligations and recognizing revenue. The Company classifies contract liabilities as deferred revenue.

The following table presents changes in the Company’s contract liabilities during the years ended December 31, 2023, and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Balance at beginning of year	$455	$560
Additions	4,727	1,877
Revenue recognized	(4,743)	(1,982)
Balance at end of year	$439	$455

Accounting for Stock-based Compensation Awards

The Company accounts for stock-based compensation awards using the guidance in ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). The Company’s stock-based compensation awards are granted to directors, officers, and employees. ASC 718 requires all such stock-based compensation, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Stock-based compensation expense recognized in the statements of operations for the years ended 2023 and 2022 is based on awards ultimately expected to vest.

Research and Development Costs

The Company’s research and development of new software products are expensed until the application development stage is obtained. Once the application development stage is reached, internal and external costs are capitalized until the software is complete and ready for the intended use. The company incurs research and development costs that relate primarily to the development of new security software, appliances and integrated solutions, and major enhancements to existing services and products. Research and development costs are comprised primarily of sales and related benefit expenses, contract labor and prototype and other expenses incurred during research and development efforts.

Pursuant to ASC Topic 350-40, Internal Use Software Accounting-Capitalization, software development costs related to the Company’s products during the application development stage are capitalized.

Advertising Expenses

The cost of advertising is expensed as incurred or deferred until first use of advertising and expensed ratably over the applicable periods. Advertising expenses were $0.1 million and $0.5 million for 2023 and 2022, respectively.

Income Taxes

Deferred income taxes are determined using the liability method in accordance with ASC Topic 740, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period enacted. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

ASC Topic 740 creates a single model to address accounting for uncertainty in tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. ASC Topic 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There are no unrecognized tax benefits to disclose in the Notes to the Consolidated Financial Statements.

The Company files income tax returns in the U.S. federal jurisdiction. On December 31, 2023, tax returns related to fiscal years ended December 31, 2020, through December 31, 2022, remain open to possible examination by most tax authorities while tax returns in a few states remain open related to fiscal years ended December 31, 2019, through December 31, 2022. No tax returns are currently under examination by any tax authorities.

Net Loss Per Share

The Company reports two separate net loss per shares numbers, basic and diluted. Basic net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders for the year by the weighted average number of common shares outstanding for the year. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders for the year by the weighted average number of common shares and dilutive common stock equivalents outstanding for the year. The common stock equivalents include all common stock issuable upon the exercise of outstanding warrants, options and vesting of restricted stock awards. The aggregate number of common stock equivalents excluded from the diluted loss per share calculated for the year ended December 31, 2023, and 2022 totaled 182 thousand and sixty-six thousand, respectively. Since the Company is in a net loss position for the year ended December 31, 2023, and 2022, basic and dilutive net loss per share is the same.

Recent Accounting Pronouncements

In December 2023, FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures. The new standard requires annual disclosure of the specific categories in the rate reconciliation, and additional information for reconciling items that meet a quantitative threshold. Additional information may be required on reconciling items. The new guidance is effective after December 15, 2024, early adoption is permitted. The Company is evaluating the impact of the new guidance on its Consolidated Financial Statements and related disclosures.

3. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (dollars in thousands):

	December 31,
	2023	2022

Contract assets	$304	$–
Prepaid insurance	143	107
Prepaid licenses	14	98
Employee retention credit receivable	–	1,363
Prepaid other	174	309
Total prepaid expenses and other assets	$635	$1,877

The Company had no contract assets as of January 1, 2022.

4. Accrued Expenses

Accrued expenses consisted of the following (dollars in thousands):

	December 31,
	2023	2022

Accrued legal and professional fees	$6	$189
Accrued payroll	141	195
Employee benefits payable	23	36
Other	52	26
Total accrued expenses	$222	$446

5. Right-of-use Assets and Leasing Liabilities

The Company has operating, and finance leases and records right-of-use assets and related lease liabilities as required under ASC Topic 842. The lease liabilities are determined by the net present value of the total lease payments and amortized over the life of the lease. The Company leases are for the following types of assets:

•	Computer hardware and copy machines – The Company’s finance lease right-of-use assets consist of computer hardware and copy machines. These leases have a three-year life and are in various stages of completion.

•	Office space – The Company’s operating lease right-of-use assets include rental agreements for offices in Plano, TX, and a data service center in Allen, TX. The Plano offices operating lease expired on September 30, 2023. In October 2023, the Company signed a new lease with a term of eleven years and one month that commences upon completion of tenant improvements. A temporary lease has been signed and is effective until tenant improvements are complete. The data service center operating lease liability has a life of one year nine months as of December 31, 2023.

Lease balances are recorded on the Consolidated Balance Sheets as follows (in thousands):

	December 31,
	2023	2022
Assets:
Finance leases, right-of-use assets, net	$382	$1,048
Operating leases, right-of-use assets, net	1,637	504
Total lease assets	$2,019	$1,552
Liabilities:
Current:
Finance leases liabilities, current portion	$384	$667
Operating leases liabilities, current portion	178	294
Noncurrent:
Finance leases liabilities, noncurrent portion	3	10
Operating leases liabilities, noncurrent portion	1,539	231
Total lease liabilities	$2,104	$1,202

Weighted average remaining lease term – Finance leases	0.58 years	1.58 years
Weighted average remaining lease term – Operating leases	9.66 years	2.20 years
Weighted average discount rate – Finance leases	3.32%	3.37%
Weighted average discount rate – Operating leases	7.67%	3.42%

As the implicit rate is not readily determinable for the Company's lease agreement, the Company uses an estimated incremental borrowing rate to determine the initial present value of lease payments. This discount rate for the lease approximates the federal reserves’ prime rate.

Certain of the Company’s lease agreements have options to extend the lease after the expiration of the initial term. The Company recognizes the cost of a lease over the expected total term of the lease, including optional renewal periods that the Company can reasonably expect to exercise. The Company does not have material obligations whereby the Company guarantees a residual value on assets the Company leases, nor do the Company’s lease agreements impose restrictions or covenants that could affect the Company’s ability to make distributions.

Schedule of Items Appearing on the Statement of Operations (in thousands):

	Year Ended
	December 30, 2023	December 31, 2022
Operating expense:
Amortization expense – Finance ROU	$666	$665
Lease expense – Operating ROU	329	304
Other expense:
Interest expense – Finance ROU	13	35
Total Lease Expense	$1,008	$1,004

Other supplemental information related to the Company’s leases are as follows:

	Year Ended
	December 30, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$(261)	$(1,085)
Financing cash flows for finance leases	(290)	(645)

Future minimum lease obligations consisted of the following as of December 31, 2023 (in thousands):

	Operating	Finance
Year ending December 31,	ROU Leases	ROU Leases	Total
2024	$310	$384	$694
2025	256	3	259
2026	196	–	196
2027	165	–	165
2028	223	–	223
Thereafter	1,517	–	1,517
	$2,667	$387	$3,054
Less Interest*	(950)	–
	$1,717	$387

*	Interest is imputed for operating ROU leases and classified as lease expense and is included in operating expenses in the accompanying Consolidated Statements of Operations.

6.	Notes Payable

On March 10, 2022, Intrusion Inc. entered into a SPA with Streeterville whereby the Company issued two separate promissory notes of $5.4 million each, with an initial interest rate of 7%, subject to some increases in the case of among other things, an event of default. On March 10, 2022, the Company received $4.6 million in net funds from the first tranche (First Note) pursuant to a promissory note executed contemporaneously with the execution of the loan agreement. On June 29, 2022, the Company received an additional $4.7 million in net funds from the second tranche (Second Note) pursuant to a promissory note. Each note had an 18-month maturity, may be prepaid subject to varying prepayment premiums, and may be redeemed at any time after six months into the term of such note in amounts up to $0.5 million per calendar month upon the noteholder’s election. On January 11, 2023, the Company amended the promissory notes issued pursuant to the unsecured loan agreement with Streeterville whereby the noteholder agreed to waive their redemption rights through March 31, 2023, in exchange for a fee equal to 3.75% of the outstanding principal balance which increased the outstanding indebtedness due at maturity with Streeterville and increased the associated debt issuance costs recorded on the Consolidated Balance Sheets by $0.4 million. On August 2, 2023, the Company entered into a Forbearance Agreement with Streeterville which was subsequently amended on August 7, 2023. The Forbearance Agreement and amendment extend the maturity dates for each Note by twelve months to September 2024 and December 2024. In consideration of the extension of the maturity dates, the Company entered into a Security Agreement with Streeterville, dated August 2, 2023 (the “Security Agreement”), under which Streeterville was granted a first-position security interest in all assets of the Company.

The Company has the option, in its sole discretion, to satisfy any redemption demands in cash or shares of the Company’s common stock that will be issued in an amount equal to the dollar amount of the redemption demand divided by the number that represents 85% of the average of the two lowest daily volume weighted average prices of common stock over a fifteen-day trailing period. This option to settle in shares at a 15% discount is deemed a beneficial conversion feature (“BCF”). Any remaining indebtedness at maturity is payable in cash.

The Company evaluated both the First and Second Note in accordance with ASC Topic 480 “Distinguishing Liabilities from Equity” because the promissory note (1) embodies an unconditional obligation, (2) may require the Company to settle the optional redemption obligation by issuing a variable number of common shares, and (3) is based solely on a fixed monetary amount known at inception.

The lender does not benefit if the fair value of the Company’s common stock increases and does not bear the risk that the fair value of the Company’s common stock might decrease. In accordance with ASC Topic 480, the promissory notes have been recorded as a liability and the company is recording interest expense over the term of the promissory note, using the interest method from ASC Topic 835-30, to accrete the carrying amount of the promissory note up to the redemption common stock settlement amount.

In 2023 and 2022, the Company paid $0.4 million and $1.5 million in cash principal payments on the notes, respectively. The Company has recorded debt issue costs totaling $1.8 million associated with the issuance and amendment of the notes which are being amortized over their respective terms. As of December 31, 2023, the balance of unamortized debt issuance costs for both notes were $0.4 million.

On October 11, 2023, and October 17, 2023, the Company agreed to exchange $0.4 million in aggregate principal on the Streeterville First Note for 50.1 thousand shares of the Company’s common stock. On December 19, 2023, the Company exchanged an additional $0.2 million in principal for 43.5 thousand shares of common stock. The issuance of the shares was made pursuant to the exemption from the registration requirements afforded by the Securities Act.

For the years ended December 31, 2023, and 2022, the Company recorded $1.7 million and $2.3 million of interest expense, respectively, in the accompanying Consolidated Statement of Operations. The interest recorded associated with the promissory notes increases the associated notes payable on the accompanying Consolidated Balance Sheets. As a result of the Forbearance Agreement and subsequent amendment discussed above, the balance of the notes payable matures in September 2024 and December 2024. The effective interest rate of the notes payable including amortization of the debt issuance costs and accretion of BCF is 20.3% and 18.1% for the First and Second Note , respectively.

On March 7, 2024, the Company exchanged an additional $0.2 million in principal on the Streeterville First Note for 52.2 thousand shares of common stock. Additionally, on March 15, 2024, the Company exchanged $9.3 million in aggregate principal for 9,275 shares of newly designated Series A preferred stock. The issuance of both the common and preferred shares was made pursuant to the exemption from the registration requirements afforded by the Securities Act. This most recent exchange resulted in the Streeterville Second Note being paid in full and $0.5 million remaining outstanding on the Streeterville First Note.

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

Legal Proceedings

The Company is periodically involved in various litigation claims asserted in the normal course of business. The Company believes these actions are routine and incidental to the business. While the outcome of these actions cannot be predicted with certainty, the Company does not believe that any will have a material adverse impact on the Company’s business.

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

Stockholder Derivative Claim

On June 3, 2022, a verified stockholder derivative complaint was filed in U.S. District Court, District of Delaware by the Plaintiff Stockholder on behalf of Intrusion against certain of the Company’s Defendants. Plaintiff alleges that Defendants through various actions breached their fiduciary duties, wasted corporate assets, and unjustly enriched Defendants by (a) incurring costs and expenses in connection with the ongoing SEC investigation, (b) incurring costs and expenses to defend the Company with respect to the consolidated class action, (c) settling class-wide liability with respect to the consolidated class action, as well as ancillary claims regarding sales of the Company’s common stock by certain of the Defendants. On September 28, 2023, the Company agreed to settle the claim. On October 2, 2023, public notice of the settlement was given. The settlement agreement provides in part for (i) an amendment to the Company’s Bylaws, committee Charters, and other applicable corporate policies to implement certain measures set forth more fully therein, to remain in effect for no less than three years; (ii) attorneys’ fees and expenses to plaintiff’s counsel of $0.3 million; and (iii) the dismissal of all claims against the Defendants, including the Company, in connection with the action. The $0.3 million settlement payment will be paid by the Company’s insurance provider under its insurance policy since the Company’s $0.5 million retention was previously exhausted. A hearing is scheduled for April 3, 2024, to obtain court approval of the settlement, agreement for the court to rule upon any objections to the proposed settlement, and for entry of final judgment in the matter.

In addition to these legal proceedings, the Company is subject to various other claims that may arise in the ordinary course of business. The Company does not believe that any claims exist where the outcome of such matters would have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows. However, there can be no assurance such legal proceedings will not have a material impact on the Company’s future results.

8. Common Stock

ATM Offering

B. Riley Securities, Inc. acts as sales agent for the Company’s ATM program, which allows the Company to potentially sell up to $50.0 million of the Company’s common stock using a shelf registration statement on Form S-3 filed on August 5, 2021. On March 31, 2023, the date the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, the Company became subject to the offering limits in General Instruction I.B.6 of Form S-3. As a result, the Company filed a prospectus supplement to the prospectus relating to the registration of offerings under the program that reduced the amount the Company may sell to aggregate proceeds of up to $15 million. For the year ended December 31, 2023, the Company has received proceeds of approximately $4.7 million net of fees from the sale of common stock pursuant to the program. As of December 31, 2023, the Company has received proceeds of approximately $12.2 million net of fees from the sales of 498 thousand shares of common stock since the inception of the program.

Registered Direct Offering

On September 12, 2022, the Company entered in a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers to issue and sell to the purchasers an aggregate of 68,934 shares of the Company’s common stock (the “Shares”) each of which was coupled with a warrant to purchase one share of common stock (the “Warrants”) at an aggregate offering price of $85.80 per share and warrant, such offering is hereinafter referred to as the “registered direct offering”. Each warrant has an exercise price of $104.40 per share of common stock, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions and is exercisable from the date of the issuance through September 14, 2027. The Company delivered 46,975 Shares and Warrants on or about September 14, 2022. After September 30, 2022, the Company issued an additional 13,666 Shares and related Warrants as a result of delayed closings. On November 10, 2022, the Company reached an agreement with the sole remaining delayed basis investor in the registered direct offering to reduce the purchaser’s subscription by $0.7 million and, accordingly, reduce the Company’s obligation to issue securities. Following the final closing, the Company had received from the registered direct offering total aggregate proceeds of $5.2 million in exchange for the issuance of an aggregate of 60,641 Shares and Warrants to purchase 60,641 Shares.

Private Offering

On November 8, 2023, the Company entered into a Securities Purchase Agreement (the “2023 Purchase Agreement”) pursuant to which, among other things, the Company sold to certain purchasers an aggregate of 217,977 shares of our common stock, each of which was coupled with a warrant to purchase two shares of our common stock, at an aggregate offering price of $12.00 per share and warrant and received $2.3 million in proceeds, net of fees.

9. Common Stock Warrants

On December 31, 2023, the Company had 60,641 warrants to purchase one share of common stock at an exercise price of $104.40 and warrants to purchase 435,926 shares of common stock at an exercise price of $12.00.

10. Stock-Based Compensation

The Company accounts for equity-based compensation in accordance with ASC 718 which requires that compensation related to all equity-based awards be recognized in the Consolidated Financial Statements. Stock-based compensation is valued at fair value at the date of grant, and the grant date fair value is recognized as expense over each award’s requisite service period with a corresponding increase to equity or liability based on the terms of each award and the appropriate accounting treatment under ASC 718.

The Company had four stock-based compensation plans on December 31, 2023, the 2023 Employee Stock Purchase Plan, the 2021 Omnibus Plan, the 2015 Stock Incentive Plan, and the 2005 Stock Incentive Plan. The Company grants stock from both the 2021 Omnibus Incentive Plan and the 2015 Stock Incentive Plan. These plans provide a means through which the Company may attract and retain key personnel and provide a means whereby directors, officers, employees, consultants and advisors of the Company can acquire and maintain an equity interest in the Company, or be paid incentive compensation, including incentive compensation measured by reference to the value of common stock, thereby strengthening their commitment to the welfare of the Company and aligning their interests with those of the Company’s stockholders. These plans are described below.

2023 Employee Stock Purchase Plan (the “ESPP”)

During 2023, the Company adopted the ESPP. The ESPP provides for the issuance of up to fifty thousand shares of common stock to participating eligible employees and allows eligible employees to purchase shares of common stock at a 15% discount from the fair market value of the stock as determined on specific dates at six-month intervals. The offering periods under the ESPP commence on January 1 and July 1 of each year.

The 2021 Omnibus Incentive Plan (the “2021 Plan”)

The 2021 Plan provides a means through which the Company may attract and retain key personnel and provide a means whereby directors, officers, employees, consultants and advisors of the Company can acquire and maintain an equity interest in the Company, or be paid incentive compensation, including incentive compensation measured by reference to the value of common stock, thereby strengthening their commitment to the welfare of the Company and aligning their interests with those of the Company’s stockholders.

The 2021 Plan is administered by the Compensation Committee of the Company’s Board of Directors and permits the grant of cash and equity-based awards, which may be awarded in the form of stock options, stock appreciation rights, restricted stock awards, performance awards, other stock-based awards, and other cash-based awards.

The aggregate number of shares of Common Stock that may be issued or used for reference purposes or with respect to which awards may be granted under the 2021 Plan shall not exceed 125 thousand shares and is subject to any increase or decrease, which shares may be either authorized and unissued common stock or common stock held in or acquired for the treasury of the Company or both.

The 2015 Stock Incentive Plan (“the “2015 Plan”)

The 2015 Plan provided for the issuance of up to thirty thousand shares of common stock. The 2015 Plan consists of three separate equity incentive programs: the Discretionary Option Grant Program; the Stock Issuance Program; and the Automatic Option Grant Program for non-employee Board members. Officers and employees, non-employee. Board members and independent contractors are eligible to participate in the Discretionary Option Grant and Stock Issuance Programs. During the year ended December 31, 2021, the Board of Directors (“Board”) approved a new clause to the 2015 Plan, to accelerate the vesting of any unvested equity grants held by outside directors upon their retirement from the Board.

The 2005 Stock Incentive Plan (the “2005 Plan”)

Grants can no longer be made from the 2005 Plan. The 2005 Plan will remain active until all outstanding options have been exercised, forfeited, expired, or cancelled.

Common shares reserved for future issuance, including options and restricted stock under all the stock option plans are as follows:

(In thousands)	Common Shares Reserved for Future Issuance

2021 Plan	113
2015 Plan	27
2005 Plan	4
Total	144

Total stock-based compensation expense is included in operating expense on the statement of operations of $1.0 and $1.5 million for the years ended December 31, 2023, and 2022, respectively.

Restricted Stock Awards

During the year ended December 31, 2023, the Company granted 10.7 thousand restricted stock awards (“RSAs”) compared to 6.6 thousand similar awards in the same period in 2022. The Company recognized compensation expense related to RSAs of $0.4 million, for the year ended December 31, 2023, compared to $0.6 million for the year ended December 31, 2022. As of December 31, 2023, the total unrecognized compensation cost related to non-vested RSAs not yet recognized in the Consolidated Statement of Operations totaled $0.1 million. This amount is expected to be recognized over a weighted-average period of 0.4 years.

The following table summarizes the activities for the Company’s unvested RSAs in Intrusion Inc. stock for the year ended December 31, 2023:

	Unvested Restricted Stock Awards
	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2022	8	$57.60
Granted	11	26.20
Vested	(8)	56.60
Forfeited/canceled	–	–
Unvested as of December 31, 2023	11	$28.20

Stock Option Awards

During the year ended December 31, 2023, the Company granted 31.4 thousand stock options awards compared to 16.7 thousand similar awards in the same period in 2022. The Company recognized compensation expenses related to stock options of $0.6 million and $0.9 million, for the year ended December 31, 2023, and 2022, respectfully. As of December 31, 2023, the total unrecognized compensation cost related to non-vested options not yet recognized in the Consolidated Statement of Operations totaled $0.3 million. This amount is expected to be recognized over the weighted average period of 0.9 years.

A summary of the Company’s stock option activity and related information for the years ended December 31, 2023, and 2022 is as follows:

	2023		2022
	Number of Options (in thousands)	Weighted Average Exercise Price	Number of Options (in thousands)	Weighted Average Exercise Price

Outstanding at beginning of year	33	$104.40	31	$129.40
Granted	31	24.80	17	72.60
Exercised	(4)	9.60	(5)	13.40
Forfeited	(8)	86.40	(8)	163.20
Expired	(2)	156.00	(2)	269.40
Outstanding at end of year	50	$62.40	33	$104.40
Options exercisable at end of year	23	$85.60	14	$82.60

Information related to stock options outstanding on December 31, 2023, is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at 12/31/23 (in thousands)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable at 12/31/23 (in thousands)	Weighted Average Exercise Price

$7.00 - $23.00	1	3.87	$12.60	1	$13.20
$24.20 - $36.40	31	8.12	$25.80	8	$29.60
$41.00 - $61.60	1	0.99	$41.20	1	$41.20
$63.80 - $95.80	12	8.03	$75.20	9	$76.40
$174.40 - $261.60	4	9.96	$240.60	3	$235.80
$470.40 - $715.60	1	7.17	$470.40	1	$470.40

$7.00 - $715.60 (all)	50	7.81	$62.40	23	$85.60

Summarized information about outstanding stock options as of December 31, 2023, that are expected to vest in the future as well as stock options that are fully vested and currently exercisable, are as follows:

	Outstanding Stock Options (Expected to Vest)	Options that are Exercisable
As of December 31, 2023
Number of outstanding options (in thousands)	50	23
Weighted average remaining contractual life	7.81 years	6.23 years
Weighted average exercise price per share	$62.40	$85.60
Intrinsic value (in thousands)	$–	$–

The fair values of option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for fiscal years ended December 31, 2023, and 2022, respectively:

	2023	2022

Weighted average grant date fair value	$21.60	$66.40
Weighted average assumptions used:
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	3.68%	2.17%
Expected volatility	114.17%	129.54%
Expected life (in years)	6.44	6.76

Expected volatility is based on historical volatility and in part on implied volatility. The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

11. Employee Benefit Plan

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

Employees may contribute the lesser of 1% to 90% of their annual compensation to the Plan, limited to a maximum amount as set by the IRS. Participants who are over the age of 50 may contribute an additional amount of their salary per year, as defined annually by the IRS. The Company matches employee contributions at the rate of 0.25% per each 1% of contribution on the first 4% of compensation. Matching contributions to the Plan were approximately $0.1 million each for the years ended December 31, 2023, and 2022.

12. Related Party Transactions

During 2023 and 2022, the Company retained legal services of a third-party law firm for which the Company’s Chief Executive Officer is a senior advisor. The Company recognized $0.1 and $0.3 million for the years ended December 31, 2023, and 2022 respectively in general and administrative expense on the Consolidated Statements of Operations. On December 31, 2023, and 2022, $0.1 and $0.1 million payable to the third-party law firm was included in accounts payable, trade on the Consolidated Balance Sheets. The rates paid for legal services to the third-party firm were comparable to rates paid to other law firms providing legal services to the Company.

On October 10, 2023, the Company entered into an invoice financing arrangement pursuant to a note purchase agreement with James Gero, Director of the Company (“Gero”), according to which, among other things, Gero purchased from the Company a promissory note (the “Note”) in the aggregate principal amount of $.5 million in exchange for $465 thousand to the Company. Under the Note, the Company made principal payments to Gero in the amount $10 thousand per week each week prior to its maturity on November 2, 2023. Interest accrued at a rate of 7.0% per annum, compounded daily. The note was repaid in full on November 2, 2023. The Company recorded $40 thousand in interest expense related to this note.

13. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2023, and 2022 are as follows (in thousands):

	December 31
	2023	2022

Net operating loss carryforwards	$15,998	$15,994
Net operating loss carryforwards of foreign subsidiaries	56	56
Depreciation expense	(182)	(73)
Stock-based compensation expense	528	349
Other	546	830
Net deferred tax assets	16,946	17,156
Valuation allowance for net deferred tax assets	(16,946)	(17,156)
Net deferred tax assets, net of valuation allowance	$–	$–

Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all the deferred tax assets will not be realized. Realization of the future benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the near to medium term. Management has considered these factors in determining the valuation allowance for 2023 and 2022.

The differences between the provision for income taxes and income taxes computed using the federal statutory rate for the years ended December 31, 2023, and 2022 are as follows (in thousands):

	2023	2022

Reconciliation of income tax benefit to statutory rate:
Income benefit at statutory rate	$(2,917)	$(3,409)
State income taxes (benefit), net of federal income tax benefit	(109)	(107)
Permanent differences	(427)	89
Change in valuation allowance	(211)	(5,899)
Expiring federal net operating losses	3,341	9,745
Other	323	(419)
Income tax provision	$–	$–

On December 31, 2023, the Company had federal net operating loss carryforwards of approximately $76.1 million for income tax purposes that begin to expire in 2024 and are subject to the ownership change limitations under Internal Revenue Code Section 382.

14. Cares Act Employee Retention Credit Receivable

Interest and other income in 2022 include $2.0 million, net of fees resulting from ERC claimed on amended IRS quarterly federal tax returns (“941s”). The ERC was established by the Coronavirus Aid, Relief and Economic Security Act (“Cares Act”). The Cares Act allows relief to business affected by the coronavirus pandemic, by providing payments to employers for qualified wages. The Company amended 941s for the periods from April 1, 2020, to September 31, 2021. On December 31, 2022, the Company had $1.4 million in receivables remaining outstanding included in prepaid expenses and other assets. The remaining $1.4 million was received in March 2023.

15. Subsequent Events

On January 2, 2024, the Company entered into an invoice financing arrangement pursuant to a note purchase agreement with Anthony Scott, President, and Chief Executive Officer of the Company (“Scott”), according to which, among other things, Scott purchased from the Company a promissory note (the “Promissory Note”) in the aggregate principal amount of $1.1 million in exchange for $1.0 million to the Company. Under the Promissory Note, the Company shall make principal payments to Scott in the amount $40 thousand per week each week prior to its maturity on June 15, 2024 (“Weekly Payments”). Interest accrues on the balance of the Promissory Note prior to its maturity at a rate of 7.0% per annum, compounded daily. In connection with the issuance of the Promissory Note, the Company and Scott also entered into a security agreement, which provides, according to its terms, a security interest in all accounts receivable or other receivables now existing or subsequently created prior to the payment of the Promissory Note, subject to prior permitted liens.

On February 1, 2024, the Company presented to the Nasdaq Hearings Panel its plan for regaining and sustaining compliance with all applicable requirements for continued listing on Nasdaq. On February 8, 2024, the Company was notified that the Panel had granted the Company’s request for continued listing, and on February 15, 2024, the Company received a revised written notice from Nasdaq (the “Nasdaq Letter”) regarding the Panel’s grant of the Company’s request for continued listing on the Nasdaq Capital Market until April 23, 2024.

On March 4, 2024, and March 11, 2024, the Company’s Board of Directors approved entry into a warrant inducement (the “Inducement Letters”) to lower the exercise price of the warrants issued in connection with the September 2022 registered direct offering and November 2023 private offering to the current Nasdaq minimum price. Pursuant to the terms of the Inducement Letters, the Company offered holders of the September 2022 and November 2023 warrants the opportunity to exercise the warrants at a reduced exercise price of $3.80 and $4.00 per share, respectively during the period beginning on March 4, 2024, and continuing through March 29, 2024.

On March 7, 2024, the Company agreed to exchange $0.2 million aggregate principal amount of that certain Promissory Note #1 dated March 10, 2022, in the original principal amount of $5.4 million, dated March 10, 2022, by and between Streeterville Capital, LLC, a Utah limited liability company, and the Company for an aggregate of 52,247 shares of its common stock, par value $0.01 per share. The issuance of the 52,247 shares of its common stock is pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act.

On March 15, 2024, the Company filed the Amended and Restated Certificate of Incorporation (the “A&R Certificate”) to (i) eliminate the Series 1, Series 2, and Series 3 preferred shares and filed a Certificate of Designations creating a new Series A preferred stock, $0.01 par value per share (the “Series A Stock”). Pursuant to the terms of the Series A Certificate, 20 thousand shares of Series A Stock are authorized, and each share of Series A Stock has a stated value of $1,100 and accrues a rate of return on the Stated Value of 10% per year, shall be compounded annually and is payable quarterly in cash or additional shares of Series A Stock. Commencing on the one-year anniversary of the issuance date of each share of Series A Stock, each share of Series A Stock shall accrue an automatic quarterly dividend, calculated on the stated value and shall be payable quarterly in cash or additional shares of Series A Stock. For the period from the one-year anniversary of the issuance date to the two-year anniversary of the issuance date, the Quarterly Dividend shall be 2.5% per quarter, and for all periods following the two-year anniversary of the issuance date, the Quarterly Dividend shall be 5% per quarter.

Also on March 15, 2024, the Company agreed to exchange $9.3 million aggregate principal of the Streeterville First and Second Note for 9,275 shares of Series A preferred stock. The issuance of the Series A is pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act.

