Form 10-Q
period 2024-03-31
INTRUSION INC
filed 2024-05-15
CIK 736012

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

N/A

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on May 10, 2024, was 4,904,195.

INTRUSION INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$122	$139
Accounts receivable, net	256	364
Prepaid expenses and other assets	385	635
Total current assets	763	1,138
Property and Equipment:
Equipment	1,972	2,069
Capitalized software development	3,131	2,791
Leasehold improvements	15	15
Property and equipment	5,118	4,875
Accumulated depreciation and amortization	(2,105)	(1,955)
Property and equipment, net	3,013	2,920
Finance leases, right-of-use assets, net	216	382
Operating leases, right-of-use assets, net	1,569	1,637
Other assets	171	171
Total noncurrent assets	4,969	5,110
TOTAL ASSETS	$5,732	$6,248

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable, trade	$1,893	$2,215
Accrued expenses	356	222
Finance leases liabilities, current portion	284	384
Operating leases liabilities, current portion	247	178
Notes payable	1,724	10,823
Deferred revenue	915	439
Total current liabilities	5,419	14,261

Noncurrent Liabilities:
Finance leases liabilities, noncurrent portion	2	3
Operating leases liability, noncurrent portion	1,480	1,539
Total noncurrent liabilities	1,482	1,542

Commitments and Contingencies – (See Note 5)

Stockholders’ Deficit:
Series A preferred stock $0.01 par value: Authorized shares – 20 issued and outstanding shares – 9 in 2024 and 0 in 2023	9,275	–
Common stock $0.01 par value: Authorized shares – 80,000; issued shares – 1,958 in 2024 and 1,791 in 2023; outstanding shares – 1,957 in 2024 and 1,790 in 2023	19	18
Common stock held in treasury, at cost – 1 share	(362)	(362)
Additional paid-in capital	101,875	101,049
Accumulated deficit	(111,933)	(110,217)
Accumulated other comprehensive loss	(43)	(43)
Total stockholders’ deficit	(1,169)	(9,555)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,732	$6,248

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenue	$1,131	$1,309
Cost of revenue	226	313

Gross profit	905	996

Operating expenses:
Sales and marketing	1,177	1,738
Research and development	1,019	1,796
General and administrative	1,181	1,506

Operating loss	(2,472)	(4,044)

Interest expense	(228)	(285)
Interest accretion and amortization of debt issuance costs, net	990	(446)
Other (expense) income, net	(6)	41

Net loss	$(1,716)	$(4,734)

Net loss per share:
Basic	$(0.94)	$(4.49)
Diluted	$(0.94)	$(4.49)

Weighted average common shares outstanding:
Basic	1,865	1,054
Diluted	1,865	1,054

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands)

							Accumulated
							Other	Additional
	Series A						Comprehensive	Paid-In
	Preferred Stock		Common Stock		Treasury Stock		Loss	Capital	Accumulated
	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars	Dollars	Deficit	Total
Balance, December 31, 2023	$–	–	$18	1791	$(362)	1	$(43)	$101,049	$(110,217)	$(9,555)
Stock-based compensation expense	–	–	–	–	–	–	–	142	–	142
Issuance of preferred stock to reduce note payable	9,275	9,275	–	–	–	–	–	–	–	9,275
Public stock offering, net of fees	–	–	1	115	–	–	–	484	–	485
Issuance of common stock to reduce note payable	–	–	–	52	–	–	–	200	–	200
Net loss	–	–	–	–	–	–	–	–	(1,716)	(1,716)
Balance, March 31, 2024	$9,275	9,275	$19	1,958	$(362)	1	$(43)	$101,875	$(111,933)	$(1,169)

							Accumulated
							Other	Additional
							Comprehensive	Paid-In
	Preferred Stock		Common Stock		Treasury Stock		Loss	Capital	Accumulated
	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars	Dollars	Deficit	Total
Balance, December 31, 2022	$–	–	$11	1,060	$(362)	1	$(43)	$92,505	$(96,326)	$(4,215)
Stock-based compensation expense	–	–	–	–	–	–	–	94	–	94
Exercise of stock options	–	–	–	3	–	–	–	7	–	7
Public stock offering, net of fees	–	–	–	–	–	–	–	21	–	21
Tax withholdings related to stock-based compensation awards	–	–	–	–	–	–	–	(5)	–	(5)
Net loss	–	–	–	–	–	–	–	–	(4,734)	(4,734)
Balance, March 31, 2023	$–	–	$11	1,063	$(362)	1	$(43)	$92,622	$(101,060)	$(8,832)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31, 2024	March 31, 2023
Operating Activities:
Net loss	$(1,716)	$(4,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	438	397
Stock-based compensation	142	94
Noncash lease costs	83	77
Note 1 and 2 interest accretion up to the redemption common stock settlement amount and debt issuance costs	(990)	446
Other amortization of debt issuance costs	64	–
Other noncash interest	162	177
Changes in operating assets and liabilities:
Accounts receivable	108	60
Prepaid expenses and other assets	250	1,507
Accounts payable and accrued expenses	(126)	39
Operating lease liability	(5)	(86)
Deferred revenue	476	(289)
Net cash used in operating activities	(1,114)	(2,312)

Investing Activities:
Purchases of property and equipment	(64)	(4)
Capitalized software development	(363)	(297)
Net cash used in investing activities	(427)	(301)

Financing Activities:
Proceeds from notes payable	1,340	–
Principal payments on notes payable	(200)	–
Proceeds from public stock offering net of fees	485	21
Proceeds from stock options exercised	–	7
Tax withholdings related to stock-based compensation awards	–	(5)
Reduction of finance lease liability	(101)	(14)
Net cash provided by financing activities	1,524	9

Net decrease in cash and cash equivalents	(17)	(2,604)
Cash and cash equivalents at beginning of period	139	3,015
Cash and cash equivalents at end of period	$122	$411

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Cash paid for interest	$3	$109

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capitalized asset and capitalized software included in accounts payable	$62	$277
Common stock issued to reduce notes payable	$200	$–
Preferred stock issued to reduce notes payable	$9,275	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

The Company develops, sells, and supports products that protect any-sized company or government organization by fusing advanced threat intelligence with real-time mitigation to kill cyberattacks as they occur – including Zero-Days. The Company markets and distributes the Company’s solutions through value-added resellers, managed service providers and a direct sales force. The Company’s end-user customers include United States (“U.S.”) federal government entities, state and local government entities, and companies ranging in size from mid-market to large enterprises.

TraceCop (“TraceCop™”) and Savant (“Savant™”) are registered trademarks of Intrusion Inc. The Company has applied for trademark protection for the Company’s new INTRUSION Shield cybersecurity solution.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Item 10-01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2024. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2024, the Company had cash and cash equivalents of $0.1 million and a working capital deficit of $4.7 million. In addition, the Company has incurred net operating losses during the last four years. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of these financial statements. The Company’s principal source of funding operations in the March 2024 quarter has been proceeds received from the issuance of notes payable to Management of $1.3 million and through the issuance of common stock using the Company’s ATM program which provided $0.5 million. Subsequent to March 31, 2024, through the date of these financial statements, the Company has received $5.7 million in net proceeds from the issuance of common stock in a series of transactions which include $2.6 million from a private placement, $2.5 million from ATM sales and $0.6 million from the exercise of warrants. As of May 10, 2024, the Company had $2.4 million in cash. Management plans to fund the operations of the Company through the issuance of common stock using a combination of the ATM and additional private placements. If the Company is not able to raise adequate funds under the Company’s ATM program or obtain additional equity financing, the Company may be unable to implement the Company’s business plan, fund its liquidity needs or even continue its operations. The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that may be necessary if the Company is unable to continue as a going concern.

The audit opinion that accompanied the Company’s financial statements as of and for the year ended December 31, 2023, was qualified in that the Company’s auditors expressed substantial doubt about the Company’s ability to continue as a going concern.

Reverse Stock Split

The Company effected a reverse stock split of 1-for-20 on March 22, 2024. Unless otherwise stated, all share and per share amounts for all periods presented have been adjusted to reflect the reverse stock split.

3.	Right-of-use Asset and Leasing Liabilities

The Company has operating and finance leases where it records the right-of-use assets and a related lease liability as required under the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) 842. The lease liabilities are determined by the net present value of total lease payments and amortized over the life of the lease. The Company’s leases are for the following types of assets:

•	Computer hardware and copy machines- The Company’s finance lease right-of-use assets consist of computer hardware and copy machines. These leases have a three-year life and are near completion.

•	Office space - The Company’s operating lease right-of-use assets include its rental agreements for its offices in Plano, TX, and a data service center in Allen, TX. The Plano offices operating lease expired on September 30, 2023. In October 2023, the Company signed a new lease with a term of eleven years and one month and commences upon completion of tenant improvements. The data service center operating lease liability has a life of one year and six months as of March 31, 2024.

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

For the three months ended March 21, 2024, and 2023, the Company had $5 thousand and $86 thousand, respectively, in lease payments related to operating leases and had $0.1 million and $14 thousand, respectively, in lease payments related to financing leases.

Schedule of Items Appearing on the Unaudited Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Operating expense:
Amortization Expense – Finance ROU	$166	$166
Lease expense – Operating ROU	$83	$77
Other expense:
Interest Expense – Finance ROU	$–	$6

Future minimum lease obligations consisted of the following as of March 31, 2024 (in thousands):

	Operating	Finance
Year ending December 31,	ROU Leases	ROU Leases	Total
Remaining 2024	$286	$283	$569
2025	256	3	259
2026	196	–	196
2027	165	–	165
2028	223	–	223
Thereafter	1,517	–	1,517
	$2,643	$286	$2,929
Less Interest*	(916)	–
	$1,727	$286

*	Interest is imputed for operating ROU leases and classified as lease expense and is included in operating expenses in the accompanying unaudited condensed consolidated statements of operations.

4.	Notes Payable

Security Purchase Agreement

On March 10, 2022, Intrusion Inc. entered into an unsecured loan agreement (“SPA”) with Streeterville Capital, LLC (“Streeterville”) whereby the Company issued two separate promissory notes of $5.4 million each with an initial rate of 7%. On March 10, 2022, the Company received $4.6 million in net funds from the first tranche (Note 1) pursuant to a promissory note executed contemporaneously with the execution of the loan agreement. On June 29, 2022, the Company received an additional $4.7 million in net funds from the second tranche (Note 2) pursuant to a promissory note. Each note has an 18-month maturity, may be prepaid subject to varying prepayment premiums, and may be redeemed at any time after six months into the term of such note in amounts up to $0.5 million per calendar month upon the noteholder’s election. On January 11, 2023, the Company amended the promissory notes issued pursuant to the unsecured loan agreement with Streeterville whereby the noteholder agreed to waive their redemption rights through March 31, 2023, in exchange for a fee equal to 3.75% of the outstanding principal balance which increased the outstanding indebtedness due at maturity with Streeterville and increased the associated debt issuance costs recorded on the condensed consolidated balance sheets by $0.4 million. On August 2, 2023, the Company entered into a Forbearance Agreement with Streeterville which was subsequently amended on August 7, 2023. The Forbearance Agreement and amendment extended the maturity dates for each Note by twelve months to September 2024 and December 2024. In consideration of the extension of the maturity dates, the Company entered into a Security Agreement with Streeterville, dated August 2, 2023 (the “Security Agreement”), under which Streeterville was granted a first-position security interest in all assets of the Company.

In March 2024, the Company entered into an agreement with Streeterville to exchange $0.2 million in principal for 52.2 thousand shares of common stock. Also in March 2024, the Company exchanged $9.3 million in Streeterville debt for 9.3 thousand shares of newly created Series A Preferred. The issuance of both common and preferred shares was made pursuant to the exemption from the registration requirements afforded by the Securities Act, as amended. The designations for the Series A Preferred preclude the Company from repaying any indebtedness for so long as any Series A Preferred shares are outstanding. The Series A Preferred have a stated value of $1,100 per share and are subject to preferences and designations as more fully described in our Amended and Restated Articles of Incorporation filed on March 15, 2024, see also Note 6 Stockholders’ Equity. Following the exchanges noted herein, the remaining balance on Note One was $0.5 million. The maturity date for Note One is September 2024 which conflicts with the Series A Preferred designation prohibiting repayment of any indebtedness.

For the three months ended March 31, 2023 the Company recorded $0.4 million of interest expense, respectively in the condensed consolidated statement of operations associated with interest accretion and amortization of debt issue costs. As a result of exchanging $9.5 million principal in aggregate for equity, the Company reversed the interest accretion associated with the ability to stock-settle principal redemptions and wrote off the balance of unamortized debt issuance costs of $1.0 million for the three months ended March 31, 2024. Simple interest of $0.2 million was incurred for both the three months ended March 31, 2024, and 2023.

Scott Notes Payable

During the period ended March 2024, the Company entered into two separate note purchase agreements with the Company’s Chief Executive Officer, Anthony Scott. On January 2, 2024, Scott purchased a note payable in the principal amount of $1.1 million in exchange for $1.0 million in cash. The note called for weekly payments of $40 thousand until maturity on June 15, 2024. Interest accrued on the balance of the note at 7% per annum compounding daily. During the period ended March 31, 2024, the Company made $0.2 million in principal payments on the first note payable.

On March 20, 2024, Scott purchased a second note payable in the principal amount of $343 thousand in exchange for $340 thousand in cash. The note was non-interest bearing and matured on April 19, 2024. On April 2nd, the Company reduced the principal balance due under the note by $101 thousand which reflected the amount due from Scott for the exercise of common stock purchase warrants.

On March 31, 2024, the balance outstanding under both notes was $1.2 million. The Company recorded interest of $16 thousand for both notes in the accompanying condensed consolidated statement of operations for the period ended March 31, 2024. For the period ended March 31, 2024, $65 thousand in amortization of debt issuance cost was recorded.

On April 19, 2024, Scott entered into a private placement subscription agreement to convert the aggregate outstanding balance of $1.1 million for both notes in exchange for common stock and common stock purchase warrants. See Note 11 Subsequent Events for more information pertaining to the private placement offering.

5.	Commitments and Contingencies

The Company is periodically involved in various litigation claims asserted in the normal course of its business. The Company believes these actions are routine and incidental to the business. While the outcome of these actions cannot be predicted with certainty, the Company does not believe that any will have a material adverse impact on the Company’s business.

Stockholder Derivative Claim

On June 3, 2022, a verified stockholder derivative complaint was filed in U.S. District Court, District of Delaware (the “Court”) by the Plaintiff Stockholder on behalf of Intrusion against certain of the Company’s Defendants. Plaintiff alleges that Defendants through various actions breached their fiduciary duties, wasted corporate assets, and unjustly enriched Defendants by (a) incurring costs and expenses in connection with the ongoing SEC investigation, (b) incurring costs and expenses to defend the Company with respect to the consolidated class action, (c) settling class-wide liability with respect to the consolidated class action, as well as ancillary claims regarding sales of the Company’s common stock by certain of the Defendants. On September 28, 2023, the Company agreed to settle the claim. On October 2, 2023, public notice of the settlement was given. The settlement agreement provides in part for (i) an amendment to the Company’s Bylaws, committee Charters, and other applicable corporate policies to implement certain measures set forth more fully therein, to remain in effect for no less than three years; (ii) attorneys’ fees and expenses to plaintiff’s counsel of $0.3 million; and (iii) the dismissal of all claims against the Defendants, including the Company, in connection with the action. The $0.3 million settlement payment was made by the Company’s insurance provider under its insurance policy since the Company’s $0.5 million retention was previously exhausted. On April 3, 2024, the Court approved the settlement.

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

6.	Stockholder’s Equity

Series A Preferred Stock

On March 15, 2024, the Company filed a certificate of designation of preferences and rights (the “Certificate of Designation”) of Series A Preferred Stock (the “Series A Stock”), with the Secretary of State of Delaware, designating 20,000 shares of preferred stock, par value $0.01 of the Company, as Series A Preferred Stock. Each share of Series A Stock shall have a stated face value of $1,100.00 (“Stated Value”). The Series A Stock is not convertible into common shares of capital stock of the Company and as such is non-dilutive to current stockholders.

Each share of Series A Stock shall accrue a rate of return on the Stated Value at the rate of 10% per year, compounded annually from the date of issuance and payable quarterly in cash or the issuance of additional shares of Series A Stock.

Commencing on the one-year anniversary of the issuance date of each share of Series A Stock to the two-year anniversary, each share of Series A Stock shall accrue an automatic quarterly dividend, calculated on the Stated Value at a rate of 2.5% per quarter. For all periods following the two-year anniversary of the issuance date of each share of Series A Stock, the quarterly dividend shall be 5%. The quarterly dividend shall be payable quarterly in cash or the issuance of additional shares of Series A Stock. In the event the Company is unable to pay the Quarterly Dividend of Preferred Return in cash and no remaining shares of Series A Stock are available for issuance, the Quarterly Dividend and Preferred Return will continue to accrue until such time the Company can make payment. The Company classified the Series A Preferred Stock as equity as all events that could trigger redemption are fully within the Company’s control.

On March 15, 2024, the Company entered into an Exchange Agreement with Streeterville Capital that exchanged $9.3 million in debt for 9,275 shares of newly created Series A Preferred Stock.

ATM Offering

B. Riley Securities, Inc. acts as sales agent for the Company’s ATM program, which allows the Company to potentially sell up to $50.0 million of the Company’s common stock using a shelf registration statement on Form S-3 filed on August 5, 2021. On March 31, 2023, the date the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, the Company became subject to the offering limits in General Instruction I.B.6 of Form S-3. As a result, the Company filed a prospectus supplement to the prospectus relating to the registration of offerings under the program that reduced the amount the Company may sell to aggregate proceeds of up to $15 million. For the period ended March 31, 2024, the Company received proceeds of approximately $0.5 million net of fees from the sale of common stock pursuant to the program. As of March 31, 2024, the Company has received proceeds of approximately $12.7 million net of fees from the sales of 613 thousand shares of common stock since the inception of the program.

Common Stock Warrants

On March 31, 2024, the Company had 60,641 warrants to purchase one share of common stock at an exercise price of $104.40 and warrants to purchase 435,926 shares of common stock at an exercise price of $12.00.

7.	Revenue Recognition

The Company recognizes product revenue upon shipment or after meeting certain performance obligations. These products can include hardware, software subscriptions and consulting services. The Company also offers software on a subscription basis subject to software as a service (“SaaS”). Warranty costs have not been material.

The Company recognizes sales of the Company’s datasets in accordance with FASB ASC Topic 606 whereby revenue from contracts with customers are recognized once the criteria under the five steps below have been met:

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

The Company’s accounts receivable represents unconditional contract billings for sales per contracts with customers and are classified as current assets. As of March 31, 2024, and December 31, 2023, the Company had accounts receivable balances of $0.3 million and $0.4 million, respectively. As of March 31, 2024, and December 31, 2023, the Company had an allowance for credit losses of $0.1 million.

The Company classifies its contract assets as receivables because the Company generally has an unconditional right to payment for the Company’s sales or services performed at the end of the reporting period.

Contract liabilities consist of cash payments in advance of the Company satisfying performance obligations and recognizing revenue. The Company currently classifies deferred revenue as a contract liability.

The following table presents changes in the Company’s contract liability during the period ended March 31, 2024, and the year ended December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Balance at beginning of period	$439	$455
Additions	1,565	4,727
Revenue recognized	(1,089)	(4,743)
Balance at end of period	$915	$439

8.	Capitalized Software Development

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

9.	Net Loss Per Share

The Company reports two separate net loss per share numbers, basic and diluted. Basic net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period. The common stock equivalents include all common stock issuable upon exercise of outstanding warrants, options and vesting of restricted stock awards. The aggregate number of common stock equivalents excluded from the diluted loss per share calculation for the periods ended March 31, 2024, and 2023 totaled 183 and 46 thousand shares, respectively. Since the Company is in a net loss position for the periods ended March 31, 2024, and 2023, basic and dilutive net loss per share is the same.

10.	Related Party Transactions

On January 2, 2024, the Company entered into an invoice financing arrangement pursuant to a note purchase agreement with Anthony Scott, President, and Chief Executive Officer of the Company (“Scott”), according to which, among other things, Scott purchased from the Company a promissory note (the “Promissory Note”) in the aggregate principal amount of $1.1 million in exchange for $1.0 million to the Company. Under the Promissory Note, the Company shall make Weekly Payments to Scott in the amount of $40 thousand per week. Interest accrues on the balance of the Promissory Note at a rate of 7.0% per annum, compounded daily. In connection with the issuance of the Promissory Note, the Company and Scott also entered into a security agreement, which provides, according to its terms, a security interest in all accounts receivable or other receivables now existing or subsequently created prior to the payment of the Promissory Note, subject to prior permitted liens.

On March 20, 2024, the Company entered into an additional invoice financing arrangement pursuant to a note purchase agreement with Scott, according to which, among other things, Scott purchased from the Company a second Promissory Note 2 in the aggregate principal amount of $343 thousand in exchange for $340 thousand to the Company. The Promissory Note 2 is non-interest bearing and matures on April 19, 2024.

See additional discussion regarding these transactions that occurred subsequent to March 31, 2024, below.

11.	Subsequent Events

On April 3, 2024, the Company entered into an agreement with Streeterville to exchange 91 shares of Series A Preferred Stock with an aggregate stated value of $100 thousand for 32.2 thousand shares of common stock. The issuance of the exchange shares is pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act of 1933, as amended.

On April 1, 2024, the Company’s Board of Directors approved entry into an inducement letter that provides, during the period beginning on April 2, 2024 and continuing through April 23, 2024, for the lowering of the exercise price of all outstanding warrants and, for each share of common stock exercised under the Warrants, providing the participating Warrant holder with a New Warrant for that same number of shares of common stock. The reduced exercise price of the Warrants is $3.04, which includes $0.13 per share that is attributable to the purchase price of the New Warrant. The New Warrant exercise price is $2.91 with an exercise period of five years. On April 8, 2024, certain holders of the Warrants exercised 181 thousand shares of the Company’s common stock resulting in gross proceeds of $0.6 million and the issuance of 186.5 thousand New Warrants. The issuance of New Warrants was undertaken pursuant to the exemption from registration provided in Rule 506(b) under Regulation D pursuant to the Securities Act of 1933, as amended.

On April 22, 2024, entered into a private placement subscription agreement pursuant to which the Company sold to purchasers in an Offering an aggregate of 1.3 million shares of its common stock, each of which is coupled with a warrant to purchase two shares of common stock at an aggregate offering price of $1.95 per share. None of the shares of common stock or shares underlying the warrants have been registered for resale under the Securities Act of 1933 as amended. The Company received gross proceeds of approximately $2.6 million from this private placement subscription.

On April 22, 2024, the Company announced that the Company believes it has stockholders’ equity above the $2.5 million requirement to regain compliance with the Nasdaq’s Listing Rule 5550(b)(1) as a result of the Offering, along with proceeds received from the warrant exercise inducement letters. The Company provided an update to the Nasdaq Hearings Panel on how it plans to maintain long-term compliance with the Equity Rule. On May 1, 2024, the Company received written notice from the Listing Qualifications Staff of the Nasdaq informing that it has regained compliance with the minimum bid price and equity requirements with the Nasdaq’s Listing Rule 5550(b)(1).

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q and our most recent Annual Report on Form 10-K as the same may be amended or updated from time to time.

In addition, statements such as "we believe" and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that such information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements do not indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

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

As discussed in more detail below on March 31, 2024, we had $0.1 million in cash. Subsequent to March 31, 2024, we raised $5.7 million in net proceeds through the issuance of common stock using our ATM program, a private placement offering and the exercise of warrants resulting from a warrant inducement offering. As of May 10, 2024, we had $2.4 million in cash. If we are not able to raise adequate funds under the Company’s ATM program or obtain additional equity financing, the Company may be unable to implement the Company’s business plan, fund its liquidity needs or even continue its operations.

Results of Operations

Comparison of the Periods ended March 31, 2024, and March 31, 2023

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	Dollar	Percentage
Revenue	$1,131	$1,309	$(178)	-13.6%
Cost of Revenue	226	313	(87)	-27.8%

Gross Profit	905	996	91	-9.1%

Operating Expenses:
Sales and marketing	1,177	1,738	(561)	-32.3%
Research and development	1,019	1,796	(777)	-43.3%
General and administrative	1,181	1,506	(325)	-21.6%

Operating Loss	(2,472)	(4,044)	1,572	38.9%

Interest Expense	(228)	(285)	57	20.0%
Interest Accretion and Debt Issuance Costs, Net	990	(446)	1,436	322.0%
Other (Expense) Income, Net	(6)	41	(47)	-114.6%

Net Loss	$(1,716)	$(4,734)	$3,018	63.8%

Revenues. Revenue for the three-month period ended March 31, 2024, was $1.1 million compared to $1.3 million for the same period in 2023. Revenue from consulting totaled $0.7 million for the three-month period ended March 31, 2024, compared to $1.0 million for the three-month period ended March 31, 2023. The continuing resolution and delay in the approval of a federal budget for the 2024 year which did not occur until March 22, 2024, impacted renewals and task orders received for long-standing contracts which resulted in a decline in consulting revenues. We will continue to pursue new consulting opportunities and expect to see an increase in consulting revenues beginning in the second quarter of 2024. INTRUSION Shield revenues were $0.4 million for the three-month period ended March 31, 2024, compared to $0.3 million for the three-month period ended March 31, 2023. We have begun to see some traction in INTRUSION Shield sales with the recent addition of seven new logos and the award of a large contract for the Philippine national elections. These new customers will begin to contribute to revenues more meaningfully in the second half of 2024. We have also been informed by a large early INTRUSION Shield customer that they will not be renewing their INTRUSION Shield contract. The customer was one of the original users of an early version of the INTRUSION Shield product and had implemented a highly customized and non-standard configuration of the product. We believe that the INTRUSION Shield transactions booked in the fourth quarter of 2023 and during the first quarter of 2024 and the several transactions that we anticipate will close in the second quarter of this year will offset this loss and help drive INTRUSION Shield revenue growth in 2024.

Concentration of Revenues. Revenues from sales to various U.S. government entities totaled $0.7 million, or 58.6% of revenues, for the quarter ended March 31, 2024, compared to $0.6 million, or 48.4% of revenues, for the same period in 2023. Although we expect our concentration of revenues to vary among customers in future periods depending upon the timing of certain sales, we anticipate that sales to government customers will continue to account for a significant portion of our revenues in future periods. Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including, without limitation, potential disruption to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience. Although we do not anticipate that any of our revenues from government customers will be renegotiated, cancelled or renegotiated government orders could have a material adverse effect on our financial results. The Company has one commercial customer in the first quarter of 2024 that accounted for 30.0% of total revenue. This customer has chosen not to renew their INTRUSION Shield contract. There were two customers accounting for 46.6% of total revenue for the same three-month period in 2023. The Company’s similar product and service offerings are not viewed as individual segments, as its management analyzes the business as a whole and expenses are not allocated to each product offering.

Gross Profit. Gross profit was $0.9 million or 80.0% of revenues for the quarter ended March 31, 2024, compared to $1.0 million or 76.1% of revenues for the quarter ended March 31, 2023. The increased gross profit margin is a result of a change in product mix with INTRUSION Shield revenues representing 38.5% of our revenue mix compared to 27.3% in the same period 2023.

Operating Expenses. Operating expenses for the quarter ended March 31, 2024, totaled $3.4 million, a 33.0% decrease when compared to $5.0 million for the same period in 2023. The decrease was most notably due to a reduction in staffing and contract labor expenses which totaled $1.1 million in addition to reduced spend on sales and marketing of $0.2 million and reduced litigation defense costs of $0.1 million.

In late March 2023 we implemented cost reduction measures that resulted in the reduction of sixteen permanent positions, the reduced use of contractors and renegotiating or replacing spend on certain sales support and marketing services with less costly programs. Headcount on March 31, 2024, was forty-nine compared to sixty-six for the 2023 period when adjusted for the reductions that took place in late March 2023. Many of the reductions were in Research and Development, which will impact the number and frequency of product releases. As we grow our customer base and increase our revenues, we may choose to accelerate our product development in future periods, which would result in increased spending.

Sales and Marketing. Sales and marketing expenses decreased to $1.1 million for the quarter ended March 31, 2024, compared to $1.7 million for the quarter ended March 31, 2023. The 2024 period includes approximately $0.2 million in one-time negotiated contract savings. When adjusted for these one-time savings, the first quarter 2024 expense is more representative of the anticipated spend going forward although, certain discretionary spend, inclusive of participation in trade shows, utilization of third-party contractors for content and product messaging and travel, are likely to vary over time based on savings initiatives that may be necessary.

Research and Development. Research and development expenses totaled $1.0 million for the quarter ended March 31, 2024, an $0.8 million decrease compared to the same period in 2023. The savings are a result of cost reduction measures implemented in late March 2023 which included the reduction of 13 FTEs and the reduced use of contractors. Research and development costs may vary over time as we determine the frequency of new releases, improved functionality and enhancements needed to be competitive with our product offering.

General and Administrative. General and administrative expenses totaled $1.2 million for the quarter ended March 31, 2024, compared to $1.5 million for the quarter ended March 31, 2023. The reduction is primarily due to one-time negotiated cost savings of $0.1 million and legal defense costs incurred in the 2023 period of $0.1 million for matters that have since been settled.

Interest Expense. Interest expense for the period March 31, 2024 was $0.2 million consisting principally of the stated interest related to the Streeterville notes, interest associated with the note’s payable issued to Scott, our CEO and finance leases. Interest expense for the period March 31, 2023 was $0.3 million. Interest expense will vary in the future based on our cash flow and borrowing needs.

Interest Accretion and Amortization of Debt Issuance Costs. During the March 2024 quarter, the Company entered into exchange agreements to convert $9.5 million in Streeterville debt to $9.3 million of Series A preferred stock and $0.2 million to common stock and, as a result, the Company reversed the interest accretion associated with the ability to stock-settle principal redemptions and wrote-off the remaining deferred debt issue costs resulting in a net credit to interest expense of $1.0 million. For the March 2023 quarter, the interest accretion and amortization of debt issuance costs was $0.4 million.

Other (Expense) Income, Net. Other income and expense were nominal amounts for both the periods ended March 31, 2024, and 2023.

Liquidity and Capital Resources

As of March 31, 2024, we had cash and cash equivalents of $0.1 million and a working capital deficit of $(4.7) million. Subsequent to March 31, 2024, we raised $5.7 million in net proceeds through the issuance of common stock using our ATM program, a private placement and a warrant inducement offering. As of May 10, 2024, we had $2.4 million in cash. Management plans to fund the operations of the Company through the continued use of the ATM and or additional equity financings. If the Company is not able to raise adequate funds, the Company may be unable to implement the Company’s business plan, fund its liquidity needs or even continue its operations.

Sources of Liquidity

Our principal sources of cash for funding operations in the March 2024 quarter was through the issuance of notes payable to Scott of $1.3 million and the issuance of common stock using the Company’s ATM program which provided $0.5 million. Our principal source of cash for funding operations in 2023 was through changes in working capital which consisted principally of $1.4 million in Employee Retention Tax Credit refunds recorded in 2022.

At-The-Market Program

B. Riley Securities, Inc. acts as sales agent under the Company’s at-the-market program, which allowed us to potentially sell up to $50.0 million of its common stock using the shelf registration statement on Form S-3 filed on August 5, 2021. On April 11, 2023, Instruction I.B.6 of Form S-3 and in agreement with the terms of the sales agreement, the company revised the aggregate offering price of shares of common stock that we can sell pursuant to the ATM program to $15 million. For the quarter ended March 31, 2024, we received $0.5 million, net of fees for sales of common stock were made pursuant to the program. As of March 31, 2024, the remaining aggregate offering price of shares of common stock that we can sell pursuant to the ATM program based on gross proceeds was $9.6 million.

Notes Payable

In March 2024, we entered into an agreement with Streeterville to exchange $0.2 million in principal for 52.2 thousand shares of common stock. Also in March 2024, we exchanged $9.3 million in Streeterville debt for 9,275 shares of our newly created Series A Preferred. The issuance of both common and preferred shares was made pursuant to the exemption from the registration requirements afforded by the Securities Act, as amended. The designations for the Series A Preferred preclude the Company from repaying any indebtedness for so long as any Series A Preferred shares are outstanding. The Series A Preferred have a stated value of $1,100 per share and are subject to preferences and designations as more fully described in our Amended and Restated Articles of Incorporation filed on March 15, 2024. Following the exchanges noted herein, the remaining balance on Note One was $0.5 million. The maturity date for Note One is September 2024 which conflicts with the Series A Preferred designation prohibiting repayment of any indebtedness. We are in discussions with Streeterville to modify the terms of the Note One agreement.

During the March 2024 quarter we entered into two separate note purchase agreements with our Chief Executive Officer, Anthony Scott. On January 2, 2024, Scott purchased a note payable in the principal amount of $1.1 million in exchange for $1.0 million in cash. The note called for weekly payments of $40,000 until maturity on June 15, 2024. Interest accrued on the balance of the note at 7% per annum compounding daily. During the quarter we made $200 thousand in principal payments, on March 31, 2024, the balance outstanding under this note was $0.9 million.

On March 20, 2024, Scott purchased a second note payable in the principal amount of $343 thousand in exchange for $340 thousand in cash. The note was non-interest bearing and matured on April 19, 2024. On April 2nd, we reduced the principal balance due under the note by $101 thousand which reflected the amount due from Scott for the exercise of common stock purchase warrants.

On April 19, 2024, Scott entered into a private placement subscription agreement to convert the aggregate outstanding balance of $1.1 million for both notes in exchange for common stock and common stock purchase warrants. See Note 11 Subsequent Events for more information pertaining to the private placement offering.

Condensed Consolidated Statements of Cash Flows

Our cash flows for the three months ended March 31, 2024, and 2023 were:

	Three Months Ended
	March 31, 2024	March 31, 2023
Net cash used in operating activities	$(1,114)	$(2,312)
Net cash used in investing activities	(427)	(301)
Net cash provided by financing activities	1,524	9
Change in cash and cash equivalents	$(17)	$(2,604)

Operating Activities

Net cash used in operations for the quarter ended March 31, 2024, was ($1.1) million due to a net loss of ($1.7) million offset partially by changes in working capital which consisted principally of reductions in prepaid expenses.

Net cash used in operations for the quarter ended March 31, 2023, was ($2.3) million due primarily to a net loss of ($4.7) million partially offset by 1) adjustments for non-cash items of $1.2 million which are mostly comprised of depreciation, stock-based compensation and changes in working capital of interest related to Streeterville notes, and 2) changes in working capital of $1.2 million consisting principally of the cash receipt of amounts due relating to Employee Retention Credit.

Investing Activities

For the three months ended March 31, 2024, net cash used in investing activities was $0.4 million, which was comprised of capitalization of internally developed software and hardware purchases. Net cash used by investing activities, for the three months ended March 31, 2023, was $0.3 million principally for capitalization of internally developed software.

Financing Activities

For three months ended March 31, 2024, net cash provided by financing activities was $1.5 million compared to $0.0 million in the March 2023 period which was primarily the result of net proceeds from issuance of the Scott notes $1.1 million and at-the-market program public offerings of $0.5 million.

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

We believe the critical accounting policies and estimates discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024, reflect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates as filed in such report.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

As of March 31, 2024, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that the disclosure controls and procedures were effective as of March 31, 2024.

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

Stockholder Derivative Claim

On June 3, 2022, a stockholder derivative complaint was filed in U.S. District Court, District of Delaware the Court by the Plaintiff Stockholder on behalf of Intrusion against Defendants. Plaintiff alleges that Defendants through various actions breached their fiduciary duties, wasted corporate assets, and unjustly enriched Defendants by (a) incurring costs and expenses in connection with the ongoing SEC investigation, (b) incurring costs and expenses to defend us with respect to the consolidated class action, (c) settling class-wide liability with respect to the consolidated class action, as well as ancillary claims regarding sales of our common stock by certain of the Defendants. On September 28, 2023, we agreed to settle the claim. On October 2, 2023, public notice of the settlement agreement was given. The settlement agreement provides in part for (i) an amendment to our Bylaws, committee Charters, and other applicable corporate policies to implement certain measures set forth more fully therein, to remain in effect for no less than three years; (ii) attorneys’ fees and expenses to plaintiff’s counsel of $0.3 million; and (iii) the dismissal of all claims against the Defendants, including the Company, in connection with the action. The $0.3 million settlement payment was made by our insurance provider under our insurance policy since our $0.5 million retention was previously exhausted. On April 3, 2024, the Court approved the settlement.

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

Item 1A.  RISK FACTORS

In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q and the risk factor set forth below, you should carefully consider the risk factors we previously disclosed in our Annual Report on Form 10-K, filed with the SEC on April 1, 2024, as of and for the year ended December 31, 2023 (the “Annual Report”). These risks could materially and adversely affect our business, financial condition, results of operations, and cash flows. However, these risks are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations, and cash flows.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On March 7, 2024, we agreed to exchange $0.2 million in aggregate principal on Streeterville Note 1 for fifty-two thousand shares of our common stock. The issuance of the common shares was made pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act of 1933, as amended.

On March 15, 2024, we agreed to exchange $9.3 million in aggregate Streeterville debt for 9,275 shares of newly created Series A of Preferred stock. The issuance of the preferred shares was made pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

(a)	None.
(b)	There have been no material changes to procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.
(c)

During the quarter ended March 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.   EXHIBITS

The following Exhibits are filed with this report form 10-Q:

4.1	Form of New Warrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on April 12, 2024).
10.1

Exchange Agreement dated April 3, 2024, by and between Registrant and Streeterville Capital, LLC (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on April 5, 2024).

20.1	Term Sheet dated April 22, 2024, by and between certain Purchases (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on April 23, 2024).
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1**	Certification Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.

*Filed herewith

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRUSION INC.

Date: May 15, 2024	/s/ Anthony Scott
Anthony Scott
President & Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	/s/ Kimberly Pinson
Kimberly Pinson
Chief Financial Officer, (Principal Financial & Accounting Officer)

