Form 10-Q
period 2024-06-30
INTRUSION INC
filed 2024-08-14
CIK 736012

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on August 14, 2024, was 6,641,525.

INTRUSION INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,506	$139
Accounts receivable, net	708	364
Prepaid expenses and other assets	414	635
Total current assets	2,628	1,138
Noncurrent Assets:
Property and Equipment:
Equipment	1,864	2,069
Capitalized software development	3,418	2,791
Leasehold improvements	15	15
Property and equipment	5,297	4,875
Accumulated depreciation and amortization	(2,330)	(1,955)
Property and equipment, net	2,967	2,920
Finance leases, right-of-use assets, net	87	382
Operating leases, right-of-use assets, net	1,502	1,637
Other assets	293	171
Total noncurrent assets	4,849	5,110
TOTAL ASSETS	$7,477	$6,248

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable, trade	$1,399	$2,215
Accrued expenses	239	222
Finance lease liabilities, current portion	122	384
Operating lease liabilities, current portion	260	178
Notes payable	511	10,823
Deferred revenue	578	439
Total current liabilities	3,109	14,261

Noncurrent Liabilities:
Finance lease liabilities, noncurrent portion	–	3
Operating lease liabilities, noncurrent portion	1,420	1,539
Total noncurrent liabilities	1,420	1,542

Commitments and Contingencies – (See Note 5)

Stockholders’ Equity (Deficit):
Series A preferred stock $0.01 par value: Authorized shares – 20; issued; and outstanding shares – 9 in 2024 and 0 in 2023	8,956	–
Common stock $0.01 par value: Authorized shares – 80,000; issued shares – 5,441 in 2024 and 1,848 in 2023; outstanding shares – 5,440 in 2024 and 1,847 in 2023	54	18
Common stock held in treasury, at cost – 1 share	(362)	(362)
Additional paid-in capital	108,343	101,049
Accumulated deficit	(114,000)	(110,217)
Accumulated other comprehensive loss	(43)	(43)
Total stockholders’ equity (deficit)	2,948	(9,555)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,477	$6,248

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue	$1,460	$1,468	$2,591	$2,777
Cost of revenue	350	330	576	643

Gross profit	1,110	1,138	2,015	2,134

Operating expenses:
Sales and marketing	1,158	1,423	2,335	3,161
Research and development	1,035	1,451	2,054	3,247
General and administrative	950	1,185	2,131	2,691

Operating loss	(2,033)	(2,921)	(4,505)	(6,965)

Interest expense	(34)	(233)	(262)	(518)
Interest accretion and amortization of debt issuance costs, net	–	25	990	(421)
Other (expense) income, net	–	–	(6)	41

Net loss	$(2,067)	$(3,129)	$(3,783)	$(7,863)

Net loss per share:
Basic	$(0.53)	$(2.92)	$(1.31)	$(7.40)
Diluted	$(0.53)	$(2.92)	$(1.31)	$(7.40)

Weighted average common shares outstanding:
Basic	4,327	1,070	3,099	1,062
Diluted	4,327	1,070	3,099	1,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

							Accumulated
							Other	Additional
	Series A						Comprehensive	Paid-In
	Preferred Stock		Common Stock		Treasury Stock		Loss	Capital	Accumulated
	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars	Dollars	Deficit	Total
Balance, December 31, 2023	$–	–	$18	1,848	$(362)	1	$(43)	$101,049	$(110,217)	$(9,555)
Stock-based compensation expense	–	–	–	–	–	–	–	142	–	142
Issuance of preferred stock to reduce note payable	9,275	9	–	–	–	–	–	–	–	9,275
Public stock offering, net of fees	–	–	1	115	–	–	–	484	–	485
Issuance of common stock to reduce note payable	–	–	–	52	–	–	–	200	–	200
Net loss	–	–	–	–	–	–	–	–	(1,716)	(1,716)
Balance, March 31, 2024	$9,275	9	$19	2,015	$(362)	1	$(43)	$101,875	$(111,933)	$(1,169)
Stock-based compensation expense	–	–	–	–	–	–	–	67	–	67
Public stock offering, net of fees	–	–	15	1,466	–	–	–	2,816	–	2,831
Issuance of common stock and warrants associated with warrant inducements	–	–	2	186	–	–	–	565	–	567
Issuance of common stock and warrants, net of fees	–	–	13	1,349	–	–	–	2,606	–	2,619
Exchange of Series A preferred stock for common stock	(609)	–	4	366	–	–	–	605	–	–
Preferred shares issued in conjunction with preferred return	290	–	–	–	–	–	–	(290)	–	–
Issuance of common stock in conjunction with obtaining minority interest in company	–	–	1	59	–	–	–	99	–	100
Net loss	–	–	–	–	–	–	–	–	(2,067)	(2,067)
Balance, June 30, 2024	$8,956	9	$54	5,441	$(362)	1	$(43)	$108,343	$(114,000)	$2,948

							Accumulated
							Other	Additional
							Comprehensive	Paid-In
	Preferred Stock		Common Stock		Treasury Stock		Loss	Capital	Accumulated
	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars	Dollars	Deficit	Total
Balance, December 31, 2022	$–	–	$11	1,060	$(362)	1	$(43)	$92,505	$(96,326)	$(4,215)
Stock-based compensation expense	–	–	–	–	–	–	–	94	–	94
Exercise of stock options	–	–	–	3	–	–	–	7	–	7
Public stock offering, net of fees	–	–	–	–	–	–	–	21	–	21
Tax withholdings related to stock-based compensation awards	–	–	–	–	–	–	–	(5)	–	(5)
Net loss	–	–	–	–	–	–	–	–	(4,734)	(4,734)
Balance, March 31, 2023	$–	–	$11	1,063	$(362)	1	$(43)	$92,622	$(101,060)	$(8,832)
Stock-based compensation expense	–	–	–	–	–	–	–	331	–	331
Public stock offering, net of fees	–	–	–	48	–	–	–	1,309	–	1,309
Issuance of restricted stock, net of forfeitures	–	–	–	11	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–	(3,129)	(3,129)
Balance, June 30, 2023	$–	–	$11	1,122	$(362)	1	$(43)	$94,262	$(104,189)	$(10,321)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30, 2024	June 30, 2023
Operating Activities:
Net loss	$(3,783)	$(7,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	826	798
Bad debt expense	–	48
Stock-based compensation	209	425
Noncash lease costs	135	156
Note 1 and 2 interest accretion up to the redemption common stock settlement amount and debt issuance costs	(990)	225
Other amortization of debt issuance costs	83	–
Other noncash interest	173	555
Changes in operating assets and liabilities:
Accounts receivable	(344)	271
Prepaid expenses and other assets	199	1,446
Accounts payable and accrued expenses	(646)	172
Operating lease liability	(37)	(174)
Deferred revenue	139	666
Net cash used in operating activities	(4,036)	(3,275)

Investing Activities:
Purchases of property and equipment	(33)	(25)
Capitalized software development	(664)	(692)
Net cash used in investing activities	(697)	(717)

Financing Activities:
Proceeds from notes payable	1,340	–
Payments on notes payable	(1,443)	–
Proceeds from public stock offering net of fees	3,316	1,330
Proceeds from warrant inducements	567	–
Proceeds from sales of common stock and warrants, net of fees	2,619	–
Proceeds from stock options exercised	–	7
Tax withholdings related to stock-based compensation awards	–	(5)
Reduction of finance lease liability	(299)	(55)
Net cash provided by financing activities	6,100	1,277

Net decrease in cash and cash equivalents	1,367	(2,715)
Cash and cash equivalents at beginning of period	139	3,015
Cash and cash equivalents at end of period	$1,506	$300

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Cash paid for interest	$87	$159

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capitalized asset and capitalized software included in accounts payable	$37	$119
Accounts payable on capitalized assets settled with vendor	$116	$–
Common stock issued to reduce notes payable	$200	$–
Preferred stock issued to reduce notes payable	$9,275	$–
Modification of ROU finance lease	$34	$–
Common stock used for minority investment in company	$100	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2024, the Company had cash and cash equivalents of $1.5 million and a working capital deficit of $0.5 million. In addition, the Company has incurred net operating losses during the last four years. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of these financial statements. The Company’s principal source of funding operations in 2024 has been proceeds received from the issuance of common stock in a series of transactions which include $3.3 million from ATM sales, $2.6 million from a private placement, and $0.6 million from the exercise of warrants. Management plans to continue to fund the operations of the Company through the issuance of common stock using a combination of the ATM and equity financings. If the Company is not able to raise adequate funds under the Company’s ATM program or obtain additional equity financing, the Company may be unable to implement the Company’s business plan, fund its liquidity needs or even continue its operations. The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that may be necessary if the Company is unable to continue as a going concern.

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

3.	Right-of-use Asset and Leasing Liabilities

The Company has operating and finance leases where it records the right-of-use assets and a related lease liabilities as required under the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) 842. The lease liabilities are determined by the net present value of total lease payments and amortized over the life of the lease. The Company’s leases are for the following types of assets:

•	Computer hardware and copy machines- The Company’s finance lease right-of-use assets consist of computer hardware and copy machines. These leases have a three-year life and are near completion.

•	Office space - The Company’s operating lease right-of-use assets include its rental agreements for its offices in Plano, TX, and a data service center in Allen, TX. The Plano offices operating lease expired on September 30, 2023. In October 2023, the Company signed a new lease with a term of eleven years and one month and commenced upon completion of tenant improvements in April 2024. The data service center operating lease liability has a life of one year and three months as of June 30, 2024.

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

For the three and six months ended June 30, 2024, the Company had $32 thousand and $37 thousand, respectively, in lease payments related to operating leases and had $0.2 million and $0.3 million, respectively, in lease payments related to financing leases.

Schedule of Items Appearing on the Unaudited Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating expense:
Amortization expense – Finance ROU	$163	$167	$329	$333
Lease expense – Operating ROU	$118	$79	$201	$156
Other expense:
Interest expense – Finance ROU	$–	$5	$–	$11

Future minimum lease obligations consisted of the following as of June 30, 2024 (in thousands):

	Operating	Finance
Year ending December 31,	ROU Leases	ROU Leases	Total
Remaining 2024	$207	$119	$326
2025	256	3	259
2026	196	–	196
2027	165	–	165
2028	223	–	223
Thereafter	1,517	–	1,517
	$2,564	$122	$2,686
Less Interest*	(884)	–
	$1,680	$122

*	Interest is imputed for operating ROU leases and classified as lease expense and is included in operating expenses in the accompanying unaudited condensed consolidated statements of operations.

4.	Notes Payable

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

As a result of exchanging $9.5 million principal in aggregate for equity, the Company reversed the interest accretion associated with the ability to stock-settle principal redemptions and wrote off the balance of unamortized debt issuance costs of $1.0 million for the three months ended March 31, 2024. Simple interest of $9 thousand $153 thousand was incurred for the three and six months ended June 30, 2024.

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

The Company recorded interest expense of $20 thousand for both notes in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2024. For the six months ended June 30, 2024, $83 thousand in amortization of debt issuance cost was recorded.

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

On April 3, 2024, the Company exchanged 91 shares of Series A Preferred Stock for 32,248 shares of our common stock. On May 10, 2024, the Company exchanged 125 shares of Series A Preferred Stock for 90,460 shares of our common stock. On May 30, 2024, the Company exchanged 339 shares of Series A Preferred Stock for 243,725 shares of our common stock. All of these exchanges were made pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act of 1933, as amended.

Through June 30, 2024, the Company has paid a preferred return of $290 thousand through the issuance of 265 additional shares of Series A Preferred Stock.

Private Offering

On April 22, 2024, the Company sold to certain purchasers 1,348,569 shares of the Company’s common stock together with accompanying common stock purchase warrants to purchase 2,697,138 shares of common stock, at a purchase price of $1.95 per share (or common stock equivalent) and two accompanying Common Stock Purchase Warrants, for net proceeds of approximately $2.6 million. The Common Stock Purchase Warrants will be exercisable at any time following the date of issuance, expire five years following the date of issuance, and have an exercise price of $1.70 per share. None of the shares of Common Stock and shares underlying the Common Stock Purchase Warrants have been registered under the Securities Act of 1933, as amended, and do not carry registration rights.

ATM Offering

B. Riley Securities, Inc. acts as sales agent for the Company’s ATM program, which allows the Company to potentially sell up to $50.0 million of the Company’s common stock using a shelf registration statement on Form S-3 filed on August 5, 2021. On March 31, 2023, the date the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, the Company became subject to the offering limits in General Instruction I.B.6 of Form S-3. As a result, the Company filed a prospectus supplement to the prospectus relating to the registration of offerings under the program that reduced the amount the Company may sell to aggregate proceeds of up to $15 million. For the period ended June 30, 2024, the Company received proceeds of approximately $3.3 million net of fees from the sale of common stock pursuant to the program. As of June 30, 2024, the Company has received proceeds of approximately $15.5 million net of fees from the sales of 4.3 million shares of common stock since the inception of the program.

Common Stock Warrants

On April 1, 2024, the Company’s Board of Directors approved entry into a warrant inducement offering that provided, during the period beginning on April 2, 2024 and continuing through April 23, 2024, for the lowering of the exercise price of all outstanding warrants and, for each share of common stock exercised under the warrants, providing the participating warrant holder with a new warrant for that same number of shares of common stock. The reduced exercise price of the warrants was $3.04. The new warrant exercise price is $2.91 with an exercise period of five years. On April 8, 2024, certain holders of the warrants exercised 186 thousand shares of the Company’s common stock resulting in gross proceeds of $0.6 million and the issuance of 186 thousand new warrants. The issuance of the new Warrants was undertaken pursuant to the exemption from registration provided in Rule 506(b) under Regulation D pursuant to the Securities Act of 1933, as amended.

On June 30, 2024, the Company had 52,471 warrants to purchase one share of common stock at an exercise price of $104.40, 257,604 warrants to purchase one share of common stock at an exercise price of $12.00, 186,492 warrants to purchase one share of common stock at an exercise price of $2.91, and 2,697,138 warrants to purchase one share of common stock at an exercise price of $1.70.

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

The Company’s accounts receivable represents unconditional contract billings for sales per contracts with customers and are classified as current assets. As of June 30, 2024, and December 31, 2023, the Company had accounts receivable balances of $0.7 million and $0.4 million, respectively. As of June 30, 2024, and December 31, 2023, the Company had an allowance for credit losses of $0.1 million.

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

The following table presents changes in the Company’s contract liability during the period ended June 30, 2024, and the year ended December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Balance at beginning of period	$439	$455
Additions	1,699	4,727
Revenue recognized	(1,560)	(4,743)
Balance at end of period	$578	$439

8.	Capitalized Software Development

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

The Company reports two separate net loss per share numbers, basic and diluted. Basic net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period. The common stock equivalents include all common stock issuable upon exercise of outstanding warrants, options and vesting of restricted stock awards. The aggregate number of common stock equivalents excluded from the diluted loss per share calculation for the three months ended June 30, 2024, and 2023 totaled 3,117 and 125 thousand shares, respectively. The aggregate number of common stock equivalents excluded from the diluted loss per share calculation for the six months ended June 30, 2024, and 2023 totaled 1,743 and 114 thousand shares, respectively. Since the Company is in a net loss position for the periods ended June 30, 2024, and 2023, basic and dilutive net loss per share is the same.

10.	Related Party Transactions

On January 2, 2024, the Company entered into an invoice financing arrangement pursuant to a note purchase agreement with Anthony Scott, President, and Chief Executive Officer of the Company (“Scott”), according to which, among other things, Scott purchased from the Company a promissory note (the “Promissory Note”) in the aggregate principal amount of $1.1 million in exchange for $1.0 million to the Company. Under the Promissory Note, the Company shall make Weekly Payments to Scott in the amount of $40 thousand per week. Interest accrues on the balance of the Promissory Note at a rate of 7.0% per annum, compounded daily. In connection with the issuance of the Promissory Note, the Company and Scott also entered into a security agreement, which provides, according to its terms, a security interest in all accounts receivable or other receivables now existing or subsequently created prior to the payment of the Promissory Note, subject to prior permitted liens. During the six months ended June 20, 2024, the Company made $0.2 million in principal payments on the Promissory Note.

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

On April 2, 2024 the Company reduced the principal balance due under the Promissory Note by $0.1 million which reflected the amount due from Scott for the exercise of common stock purchase warrants.

On April 19, 2024, Scott entered into a private placement subscription agreement to convert the aggregate outstanding balance of $1.1 million for both notes in exchange for common stock and common stock purchase warrants.

The Company recorded interest expense of $20 thousand for both notes in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2024. For the six months ended June 30, 2024, $83 thousand in amortization of debt issuance cost was recorded.

11.	Subsequent Events

On July 3, 2024, the Company entered into a $10 million Standby Equity Purchase Agreement (“SEPA”) with Streeterville Capital, LLC (“Streeterville”) pursuant to which the Company has the right to direct Streeterville during the 24 month term of the agreement to purchase common stock subject to certain limitations and conditions set forth in the SEPA.

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

As discussed in more detail below on June 30, 2024, we had $1.5 million in cash. If we are not able to raise adequate funds under the Company’s ATM program or obtain additional equity financing, the Company may be unable to implement the Company’s business plan, fund its liquidity needs or even continue its operations.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2024 and June 30, 2023

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2024	2023	Change		2024	2023	Change
Revenue	$1,460	$1,468	$(8)	-1%	$2,591	$2,777	$(186)	-7%
Cost of revenue	350	330	20	6%	576	643	(67)	-10%
Gross profit	1,110	1,138	(28)	-2%	2,015	2,134	(119	-6%
Gross profit percentage	76.0%	77.5%			77.8%	76.8%

Operating expenses:
Sales and marketing	1,158	1,423	(265)	-68%	2,335	3,161	(826)	-26%
Research and development	1,035	1,451	(416)	-29%	2,054	3,247	(1,193)	-37%
General and administrative	950	1,185	(235)	-20%	2,131	2,691	(560)	-21%
Total operating expenses	3,143	4,059	(916)	-23%	6,520	9,099	(2,579)	-28%

Operating Loss	(2,033)	(2,921)	888	30%	(4,505)	(6,965)	2,460	35%

Interest expense	(34)	(233)	199	-85%	(262)	(518)	256	-49%
Interest accretion and amortization of debt issuance costs, net	–	25	(25)	-100%	990	(421)	1,399	-334%
Other (expense) income, net	–	–	–	0%	(6)	41	(47)	115%

Net loss	$(2,067)	$(3,129)	$1,062	34%	$(3,783)	$(7,863)	$4,080	52%

Revenues. Revenue for the three and six month periods ended June 30, 2024, was $1.5 and $2.6 million compared to $1.5 and $2.8 million for the same periods in 2023. Revenue from consulting totaled $1.2 and $1.9 million for the three and six month periods ended June 30, 2024, compared to $1.1 and $2.1 million for the three and six month periods ended June 30, 2023. The continuing resolution and delay in the approval of a federal budget for the 2024 year which did not occur until March 22, 2024, impacted the timing of renewals and task orders received for long-standing contracts which resulted in a decline in consulting revenues for the six month period ended June 30, 2024. INTRUSION Shield revenues were $0.3 and $0.7 million for the three and six month periods ended June 30, 2024, compared to $0.4 million and $0.7 million for the three and six month periods ended June 30, 2023. The decline in Shield revenues for the three month period resulted from the loss of a large early INTRUSION Shield customer that had implemented a highly customized and non-standard configuration of the product. The loss of revenues from this customer was partially offset by revenues from new customers signed in recent quarters. We believe the revenues from these new customers and several transactions that we anticipate will close in the second half of this year will fully offset this loss and drive INTRUSION Shield revenue growth in 2024.

Concentration of Revenues. For the three and six month periods ended and June 30, 2024, revenues from sales to various U.S. government entities totaled $1.3 and $2.0 million, or 89.0% and 75.7% of revenues compared to $0.7 and $1.3 million, or 46.7% and 47.5% of revenues, for the same periods in 2023. Although we expect our concentration of revenues to vary among customers in future periods depending upon the timing of certain sales, we anticipate that sales to government customers will continue to account for a significant portion of our revenues in future periods. Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including, without limitation, potential disruption to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience. Although we do not anticipate that any of our revenues from government customers will be renegotiated, any cancelled or renegotiated government orders could have a material adverse effect on our financial results. We had one commercial customer in the six months ended June 30, 2024, and two commercial customers in the 2023 period, that each contributed individually to more than 10% of our total revenue. Our similar product and service offerings are not viewed as individual segments, as its management analyzes the business as a whole and expenses are not allocated to each product offering.

Gross Profit. Gross profit was $1.1 and $2.0 million or 76.0% and 77.8% of revenues for the three and six month periods ended June 30, 2024, compared to $1.1 and $2.1 million or 77.5% and 76.8% of revenues for the three and six months ended June 30, 2023. The gross profit margin will vary depending on product mix. INTRUSION Shield revenues represented 20.5% and 28.3% of revenues for the three and six month periods ended June 30, 2024, compared to 28.6% and 26.3% in the same periods 2023.

Operating Expenses. Operating expenses for the three and six months ended June 30, 2024, totaled $3.1 and $6.5 million, representing a decrease of 23% and 28% when compared to $4.1 and $9.1 million for the same periods in 2023. The decrease was most notably due to a reduction in staffing and contract labor expenses in addition to reduced spend on sales and marketing and reduced litigation defense costs.

In late March 2023 we implemented cost reduction measures that resulted in the reduction of sixteen permanent positions, the reduced use of contractors and renegotiating or replacing spend on certain sales support and marketing services with less costly programs. Headcount at June 30, 2024, and 2023 was fifty and forty-nine, respectively. Many of the reductions were in Research and Development, which will impact the number and frequency of product releases. As we grow our customer base and increase our revenues, we may choose to accelerate our product development in future periods, which would result in increased spending.

Sales and Marketing. Sales and marketing expenses decreased to $1.2 and $2.3 million for the three and six months ended June 30, 2024, compared to $1.4 and $3.2 million for the three and six month periods ended June 30, 2023. The 2024 six month period includes approximately $0.2 million in one-time negotiated contract savings. Certain discretionary spend, inclusive of participation in trade shows, utilization of third-party contractors for content and product messaging and travel, are likely to vary over time based on savings initiatives that may be necessary.

Research and Development. Research and development expenses totaled $1.0 and $2.1 million for the three and six months ended June 30, 2024, a $0.4 and $1.2 million decrease compared to the same periods in 2023. The savings are a result of cost reduction measures implemented in late March 2023 which included the reduction of 13 FTEs and the reduced use of contractors. Research and development costs may vary over time as we determine the frequency of new releases, improved functionality and enhancements needed to be competitive with our product offering.

General and Administrative. General and administrative expenses totaled $1.0 and $2.1 million for the three and six months ended June 30, 2024, compared to $1.2 and $2.7 million for the three and six months ended June 30, 2023. The $0.6 million reduction in the six month period relates to the elimination of two positions, reduced share-based compensation and one-time negotiated cost savings of $0.1 million.

Interest Expense. Interest expense for the three and six months ended June 30, 2024, was $34 thousand and $262 thousand consisting principally of the stated interest related to the Streeterville notes, interest associated with the note’s payable issued to Scott, our CEO and finance leases. Interest expense for the three and six months ended June 30, 2023, was $233 thousand and $530 thousand. The decreased interest expense resulted principally from the aggregate exchange of the Streeterville debt to both common and preferred stock. At June 30, 2024, only $511 thousand of Streeterville debt remains outstanding. Interest expense will vary in the future based on our cash flow and borrowing needs.

Interest Accretion and Amortization of Debt Issuance Costs. During the March 2024 quarter, the Company entered into exchange agreements to convert $9.5 million in Streeterville debt to $9.3 million of Series A preferred stock and $0.2 million to common stock and, as a result, the Company reversed the interest accretion associated with the ability to stock-settle principal redemptions and wrote-off the remaining deferred debt issue costs resulting in a net credit to interest expense of $1.0 million. For the six months ended June 30, 2023, the interest accretion and amortization of debt issuance costs totaled $0.4 million.

Other (Expense) Income, Net. Other income and expense were nominal amounts for the three and six months ended June 30, 2024, and 2023.

Liquidity and Capital Resources

As of June 30, 2024, we had cash and cash equivalents of $1.5 million and a working capital deficit of $(0.5) million. Management plans to fund the operations of the Company through the continued use of the ATM and or additional equity financings. If the Company is not able to raise adequate funds, the Company may be unable to implement the Company’s business plan, fund its liquidity needs or even continue its operations.

Sources of Liquidity

Our principal sources of cash for funding operations for the six months ended June 30, 2024, has been proceeds received from the issuance of common stock in a series of transactions which include $3.3 million from ATM sales, $2.6 million from a private placement, and $0.6 million from the exercise of warrants. Our principal source of cash for funding operations in 2023 was $1.3 million from sales of common stock utilizing the ATM program and changes in working capital which includes the receipt of $1.2 million in Employee Retention Tax Credit refunds recorded in 2022.

Stand-by Equity Purchase Agreement

On July 3, 2024, we entered into a $10 million Standby Equity Purchase Agreement (“SEPA”) with Streeterville Capital, LLC (“Streeterville”) pursuant to which the Company has the right to direct Streeterville during the 24 month term of the agreement to purchase common stock subject to certain limitations and conditions set forth in the SEPA.

The shares of common stock purchased pursuant to SEPA will be at a purchase price equal to 95% of the lowest daily VWAP of the shares of Common Stock during the three consecutive trading days commencing on the date of the delivery of an advance notice. “VWAP” is defined as the daily volume weighted average price of the shares of Common Stock for such trading day on the Nasdaq Stock Market during regular trading hours as reported by Bloomberg L.P.

Under applicable Nasdaq rules and the terms of the SEPA, in no event may the Company issue to Streeterville under the SEPA shares of Common Stock equal to greater than 19.99% of the shares of Common Stock outstanding immediately prior to the execution of the SEPA (the “Exchange Cap”), unless (i) the Company obtains stockholder approval to issue shares of Common Stock in excess of the Exchange Cap in accordance with applicable Nasdaq rules, or (ii) the average price per share paid by Streeterville for all of the shares of Common Stock that the Company directs Streeterville to purchase from the Company pursuant to the SEPA, if any, equals or exceeds the lower of (a) the official closing price of the Common Stock on Nasdaq immediately preceding the execution of the SEPA or (b) the average official closing price of the Common Stock on Nasdaq for the five consecutive trading days immediately preceding the execution of the SEPA, adjusted as required by Nasdaq. Moreover, the Company may not issue or sell any shares of Common Stock to Streeterville under the SEPA which, when aggregated with all other shares of Common Stock then beneficially owned by Streeterville and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act and Rule 13d-3 thereunder), would result in Streeterville beneficially owning more than 19.99% of the outstanding shares of Common Stock. The Company is seeking stockholder approval under Nasdaq Listing Rule 5635(d) for the sale, issuance or potential issuance by the Company of Common Stock (or securities convertible into or exercisable for our Common Stock) in excess of 20% of the shares of our Common Stock outstanding immediately prior to the SEPA at an exercise price less than the Minimum Price in connection with the SEPA.

Actual sales of shares of Common Stock to Streeterville as an advance under the SEPA will depend on a variety of factors to be determined by the Company from time to time, which may include, among other things, market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for our business and operations. The Company will use 10% of the proceeds associated with each Advance to redeem the outstanding Series A Preferred Stock held by Streeterville.

At-The-Market Program

B. Riley Securities, Inc. acts as sales agent under the Company’s at-the-market program, which allowed us to potentially sell up to $50.0 million of its common stock using the shelf registration statement on Form S-3 filed on August 5, 2021. On April 11, 2023, Instruction I.B.6 of Form S-3 and in agreement with the terms of the sales agreement, the company revised the aggregate offering price of shares of common stock that we can sell pursuant to the ATM program to $15 million. For the six months ended June 30, 2024, we received $3.3 million, net of fees for sales of common stock were made pursuant to the program. As of June 30, 2024, the remaining aggregate offering price of shares of common stock that we can sell pursuant to the ATM program based on gross proceeds was $6.7 million.

Notes Payable

In March 2024, we entered into an agreement with Streeterville to exchange $0.2 million in principal for 52.2 thousand shares of common stock. Also in March 2024, we exchanged $9.3 million in Streeterville debt for 9,275 shares of our newly created Series A Preferred. The issuance of both common and preferred shares was made pursuant to the exemption from the registration requirements afforded by the Securities Act, as amended. The designations for the Series A Preferred preclude the Company from repaying any indebtedness for so long as any Series A Preferred shares are outstanding. The Series A Preferred shares have a stated value of $1,100 per share and are subject to preferences and designations as more fully described in our Amended and Restated Articles of Incorporation filed on March 15, 2024. Following the exchanges noted herein, the remaining balance on Note One was $0.5 million at June 30, 2024. The maturity date for Note One is September 2024 which conflicts with the Series A Preferred designation prohibiting repayment of any indebtedness. We are in discussions with Streeterville to modify the terms of the Note One agreement.

During the March 2024 quarter we entered into two separate note purchase agreements with our Chief Executive Officer, Anthony Scott. On January 2, 2024, Scott purchased a note payable in the principal amount of $1.1 million in exchange for $1.0 million in cash. The note called for weekly payments of $40,000 until maturity on June 15, 2024. Interest accrued on the balance of the note at 7% per annum compounding daily. During the March quarter we made $200 thousand in principal payments. On March 20, 2024, Scott purchased a second note payable in the principal amount of $343 thousand in exchange for $340 thousand in cash. The note was non-interest bearing and matured on April 19, 2024. On April 2nd, we reduced the principal balance due under the note by $101 thousand which reflected the amount due from Scott for the exercise of common stock purchase warrants. On April 19, 2024, Scott entered into a private placement subscription agreement to convert the aggregate remaining outstanding balance of $1.1 million for both notes in exchange for common stock and common stock purchase warrants.

Condensed Consolidated Statements of Cash Flows

Our cash flows for the six months ended June 30, 2024, and 2023 were:

	Six Months Ended
	June 30, 2024	June 30, 2023
Net cash used in operating activities	$(4,036)	$(3,275)
Net cash used in investing activities	(697)	(717)
Net cash provided by financing activities	6,100	1,277
Change in cash and cash equivalents	$1,367	$(2,715)

Operating Activities

Net cash used in operations for the six months ended June 30, 2024, was ($4.0) million primarily resulting from 1) a net loss of ($3.8) million offset partially offset by adjustments for non-cash items of $0.4 million which are mostly comprised of depreciation, stock-based compensation and non-cash interest related to the Streeterville notes, and 2) changes in working capital of ($0.7) million which consisted principally of increased accounts receivable and decreased vendor payables.

Net cash used in operations for the six months ended June 30, 2023, was ($3.3) million due primarily to a net loss of ($7.9) million partially offset by 1) adjustments for non-cash items of $2.2 million which are mostly comprised of depreciation, stock-based compensation and interest related to Streeterville notes, and 2) changes in working capital of $2.4 million consisting principally of the cash receipt of amounts due relating to Employee Retention Credit and amounts received as prepayment for a one year customer contract.

Investing Activities

For the six months ended June 30, 2024, net cash used in investing activities was $0.7 million, which was comprised of capitalization of internally developed software and hardware purchases. Net cash used by investing activities, for the six months ended June 30, 2023, was $0.7 million principally for capitalization of internally developed software.

Financing Activities

For six months ended June 30, 2024, net cash provided by financing activities totaled $6.1 million which resulted from $6.5 million in net proceeds from the sale of common stock through the use our ATM program, private placement offering, and the exercise of warrants partially offset by finance lease payments. Net proceeds from financing activities of $1.3 million for six months ended June 30, 2023, resulted principally from sales of common stock using our ATM program.

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

As of June 30, 2024, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that the disclosure controls and procedures were effective as of June 30, 2024.

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our stock price is likely to be highly volatile because of several factors, including a limited public float.

The market price of our common stock has been volatile in the past and the market price of our common stock is likely to be highly volatile in the future. You may not be able to resell shares of our common stock following periods of volatility because of the market’s adverse reaction to volatility.

Other factors that could cause such volatility may include, among other things:

•	actual or anticipated fluctuations in our operating results;

•	the absence of securities analysts covering us and distributing research and recommendations about us;

•	we may have a low trading volume for a number of reasons, including that a large portion of our stock is closely held;

•	overall stock market fluctuations;

•	announcements concerning our business or those of our competitors;

•	actual or perceived limitations on our ability to raise capital when we require it, and to raise such capital on favorable terms;

•	conditions or trends in the industry;

•	litigation;

•	changes in market valuations of other similar companies;

•	future sales of common stock;

•	departure of key personnel or failure to hire key personnel; and

•	general market conditions.

Any of these factors could have a significant and adverse impact on the market price of our common stock. In addition, the stock market in general has at times experienced extreme volatility and rapid decline that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

Substantial future sales of shares of common stock could cause the market price of our shares of common stock to decline.

We have agreed, at our expense, to prepare and file with the SEC certain registration statements providing for the resale of shares of common stock, including this registration statement. The resale, or expected or potential resale, of a substantial number of our shares of common stock in the public market could adversely affect the market price for our shares of common stock and make it more difficult for you to sell your shares of common stock at times and prices that you feel are appropriate. In particular, as a result of the SEPA, Streeterville is an “underwriter” as such term is defined in Section 2(a)(11) of Securities Act, and the SEPA contemplates that Streeterville expects to resell any shares of common stock we may issue and sell pursuant thereto. Furthermore, we expect that, because there will be a large number of shares registered, Streeterville will continue to offer such covered securities for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to a registration statement may continue for an extended period of time.

The issuances of additional shares of common stock under the SEPA may result in dilution of holders of common stock and have a negative impact on the market price of the common stock.

Pursuant to the SEPA, we may issue and sell up to $10 million worth of shares of common stock (“Advance Shares”) to Streeterville. The price at which we may issue and sell shares is at 95% of the lowest daily VWAP of the common stock during the three trading days following a notice to sell to Streeterville. Assuming that (a) we issue and sell the full $10 million worth of shares of common stock under the SEPA to Streeterville, (b) no beneficial ownership limitations, and (c) the issue price for such sales is $1.08 per share, such additional issuances would represent in the aggregate approximately 1,195,666 additional shares of common stock or approximately 16.5% of the total number of shares of common stock outstanding as of the date hereof, after giving effect to such issuance. In addition, the Company issued 92,592 shares of common stock (the “Streeterville Commitment Shares”) to Streeterville upon the effective date of the SEPA as consideration for its irrevocable commitment to purchase shares of common stock at our direction, from time to time after the date of this prospectus. Furthermore, the Company issued 216,921 shares of common stock (the “Pre-Delivery Shares”) to Streeterville for the purchase price of $0.01 per share upon the effective date of the SEPA as further consideration for its irrevocable commitment to purchase shares of common stock at our direction, from time to time after the date of this prospectus. If the beneficial ownership limitation is not waived, we may issue approximately 670,365, shares of common stock, or approximately 9.99% of the total number of shares of common stock outstanding as of the date hereof, after giving effect to such issuance. The timing, frequency, and the price at which we issue shares of common stock are subject to market prices and management’s decision to sell shares of common stock, if at all.

Upon effectiveness of this registration statement, Streeterville may resell all, some or none of their shares of common stock beneficially owned by them from time to time in their discretion and at different prices subject to the terms of the SEPA. As a result, investors will likely pay different prices for those shares, and so may experience different levels of dilution (and in some cases substantial dilution) and different outcomes in their investment results. Investors may experience a decline in the value of the shares they purchase as a result of future issuances by the Company, whether to Streeterville or others at prices lower than the prices such investors paid for their shares. In addition, if we issue a substantial number of shares to such parties, or if investors expect that we will do so, the actual sales of shares or the mere existence of the SEPA may adversely affect the price of our common stock or make it more difficult for us to sell equity or equity-related securities in the future at a desirable time and price, or at all.

The issuance, if any, of common stock would not affect the rights or privileges of the Company’s existing stockholders, except that the economic and voting interests of existing stockholders would be diluted. Although the number of shares of common stock that existing stockholders own would not decrease as a result of these additional issuances, the shares of common stock owned by existing stockholders would represent a smaller percentage of the total outstanding shares of common stock after any such issuance, potentially significantly smaller.

Future sales of our common stock may depress our share price.

As of August 14, 2024, we had 6,641,525 shares of our common stock outstanding. Sales of a number of shares of common stock in the public market or issuances of additional shares pursuant to the exercise of our outstanding warrants, or the expectation of such sales or exercises, could cause the market price of our common stock to decline. We may also sell additional shares of common stock or securities convertible into or exercisable or exchangeable for common stock in subsequent public or private offerings or other transactions, which may adversely affect the market price of our common stock.

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

On April 3, 2024, we agreed to exchange ninety-one shares of Series A Preferred Stock for 32,248 shares of our common stock. On May 10, 2024, we agreed to exchange 125 shares of Series A Preferred Stock for 90,460 shares of our common stock. On May 30, 2024, we agreed to exchange 339 shares of Series A Preferred Stock for 243,725 shares of our common stock.

On April 22, 2024, we sold 1,348,569 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), together with accompanying common stock purchase warrants (the “Common Stock Purchase Warrants”) to purchase 2,697,138 shares of Common Stock, at a purchase price of $1.95 per share (or common stock equivalent) and two accompanying Common Stock Purchase Warrants, for net proceeds of approximately $2.6 million. The Common Stock Purchase Warrants will be exercisable at any time following the date of issuance, expire five years following the date of issuance, and have an exercise price of $1.70 per share. None of the shares of Common Stock and shares underlying the Common Stock Purchase Warrants have been registered under the Securities Act of 1933, as amended, and do not carry registration rights.

The above exchanges and sales were made pursuant to an exemption from registration as set forth as set forth in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

(a)	None.

(b)	There have been no material changes to procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c)	During the quarter ended June 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

The following Exhibits are filed with this report form 10-Q:

4.1	Form of New Warrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on April 12, 2024).
4.2	Certificate of Amendment of Certificate of Designations of Preferences and Rights of Series A Preferred Stock of Intrusion Inx. A Delaware Corporation, (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on May 15, 2024).
10.1	Exchange Agreement dated April 3, 2024, by and between Registrant and Streeterville Capital, LLC (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on April 5, 2024).
10.2

Exchange Agreement dated May 10, 2024, by and between Registrant and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 16, 2024).

10.3	Standby Equity Purchase Agreement, dated July 3, 2024 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 10, 2024).
20.1	Term Sheet dated April 22, 2024, by and between certain Purchases (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on April 23, 2024).
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1**	Certification Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.

*Filed herewith

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRUSION INC.

Date: August 14, 2024	/s/ Anthony Scott
Anthony Scott
President & Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	/s/ Kimberly Pinson
Kimberly Pinson
Chief Financial Officer (Principal Financial & Accounting Officer)

