Form 10-Q
period 2024-09-30
INTRUSION INC
filed 2024-11-13
CIK 736012

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

(888) 637-7770

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on November 13, 2024, was 8,056,021.

INTRUSION INC.

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of September 30, 2024 (unaudited), and December 31, 2023	3

Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024, and 2023	4

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2024, and 2023	5

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024, and 2023	7

Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

PART II – OTHER INFORMATION	24

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities	27

Item 3. Defaults Upon Senior Securities	27

Item 4. Mine Safety Disclosures	27

Item 5. Other Information	28

Item 6. Exhibits	28

Signature Page	29

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,051	$139
Accounts receivable, net	924	364
Prepaid expenses and other assets	500	635
Total current assets	2,475	1,138
Noncurrent Assets:
Property and Equipment:
Equipment	1,886	2,069
Capitalized software development	3,688	2,791
Leasehold improvements	18	15
Property and equipment	5,592	4,875
Accumulated depreciation and amortization	(2,515)	(1,955)
Property and equipment, net	3,077	2,920
Finance leases, right-of-use assets, net	154	382
Operating leases, right-of-use assets, net	1,434	1,637
Other assets	274	171
Total noncurrent assets	4,939	5,110
TOTAL ASSETS	$7,414	$6,248

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable, trade	$1,142	$2,215
Accrued expenses	402	222
Finance lease liabilities, current portion	261	384
Operating lease liabilities, current portion	232	178
Notes payable	1,118	10,823
Deferred revenue	298	439
Total current liabilities	3,453	14,261

Noncurrent Liabilities:
Finance lease liabilities, noncurrent portion	–	3
Operating lease liabilities, noncurrent portion	1,394	1,539
Total noncurrent liabilities	1,394	1,542

Commitments and Contingencies – (See Note 5)

Stockholders’ Equity (Deficit):
Series A preferred stock $0.01 par value: Authorized shares – 20; Issued and outstanding shares – 9 in 2024 and 0 in 2023	8,946	–
Common stock $0.01 par value: Authorized shares – 80,000; Issued shares – 7,516 in 2024 and 1,848 in 2023; Outstanding shares – 7,515 in 2024 and 1,847 in 2023	75	18
Common stock held in treasury, at cost – 1 share	(362)	(362)
Additional paid-in capital	110,001	101,049
Accumulated deficit	(116,050)	(110,217)
Accumulated other comprehensive loss	(43)	(43)
Total stockholders’ equity (deficit)	2,567	(9,555)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,414	$6,248

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue	$1,504	$1,468	$4,095	$4,245
Cost of revenue	344	324	920	967

Gross profit	1,160	1,144	3,175	3,278

Operating expenses:
Sales and marketing	1,207	1,357	3,542	4,518
Research and development	1,150	1,171	3,204	4,418
General and administrative	841	1,309	2,972	4,000

Operating loss	(2,038)	(2,693)	(6,543)	(9,658)

Interest expense	(12)	(211)	(274)	(729)
Interest accretion and amortization of debt issuance costs, net	–	(309)	990	(730)
Other (expense) income, net	–	2	(6)	43

Net loss	$(2,050)	$(3,211)	$(5,833)	$(11,074)

Net loss per share:
Basic	$(0.35)	$(2.78)	$(1.49)	$(10.13)
Diluted	$(0.35)	$(2.78)	$(1.49)	$(10.13)

Weighted average common shares outstanding:
Basic	6,557	1,154	4,264	1,093
Diluted	6,557	1,154	4,264	1,093

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

							Accumulated
	Series A						Other	Additional
	Preferred Stock		Common Stock		Treasury Stock		Comprehensive	Paid-In	Accumulated
	Dollars	Shares	Dollars	Shares	Dollars	Shares	Loss	Capital	Deficit	Total
Balance, December 31, 2023	$–	–	$18	1,848	$(362)	1	$(43)	$101,049	$(110,217)	$(9,555)
Stock-based compensation expense	–	–	–	–	–	–	–	142	–	142
Issuance of preferred stock to reduce note payable	9,275	9	–	–	–	–	–	–	–	9,275
Public stock offering, net of fees	–	–	1	115	–	–	–	484	–	485
Issuance of common stock to reduce note payable	–	–	–	52	–	–	–	200	–	200
Net loss	–	–	–	–	–	–	–	–	(1,716)	(1,716)
Balance, March 31, 2024	$9,275	9	$19	2,015	$(362)	1	$(43)	$101,875	$(111,933)	$(1,169)
Stock-based compensation expense	–	–	–	–	–	–	–	67	–	67
Public stock offering, net of fees	–	–	15	1,466	–	–	–	2,816	–	2,831
Issuance of common stock and warrants associated with warrant inducement	–	–	2	186	–	–	–	565	–	567
Issuance of common stock and warrants, net of fees	–	–	13	1,349	–	–	–	2,606	–	2,619
Exchange of Series A preferred stock for common stock	(609)	–	4	366	–	–	–	605	–	–
Issuance of preferred stock for payment of preferred return	290	–	–	–	–	–	–	(290)	–	–
Issuance of common stock in exchange for minority interest in company	–	–	1	59	–	–	–	99	–	100
Net loss	–	–	–	–	–	–	–	–	(2,067)	(2,067)
Balance, June 30, 2024	$8,956	9	$54	5,441	$(362)	1	$(43)	$108,343	$(114,000)	$2,948
Stock-based compensation expense	–	–	–	–	–	–	–	55	–	55
Public stock offering, net of fees	–	–	14	1,380	–	–	–	1,469	–	1,483
Issuance of common stock associated with entry into Standby Equity Purchase Agreement	–	–	3	310	–	–	–	(1)	–	2
Issuance of common stock for advance on Standby Equity Purchase Agreement, net of fees	–	–	2	150	–	–	–	105	–	107
Issuance of common stock to settle vendor payable	–	–	1	124	–	–	–	135	–	136
Exchange of Series A preferred stock for common stock	(143)	–	1	111	–	–	–	142	–	–
Issuance of preferred stock for payment of preferred return	246	–	–	–	–	–	–	(247)	–	(1)
Redemption of preferred stock	(113)	–	–	–	–	–	–	–	–	(113)
Net loss	–	–	–	–	–	–	–	–	(2,050)	(2,050)
Balance, September 30, 2024	$8,946	9	$75	7,516	$(362)	1	$(43)	$110,001	$(116,050)	$2,567

							Accumulated
	Series A						Other	Additional
	Preferred Stock		Common Stock		Treasury Stock		Comprehensive	Paid-In	Accumulated
	Dollars	Shares	Dollars	Shares	Dollars	Shares	Loss	Capital	Deficit	Total
Balance, December 31, 2022	$–	–	$11	1,060	$(362)	1	$(43)	$92,505	$(96,326)	$(4,215)
Stock-based compensation expense	–	–	–	–	–	–	–	94	–	94
Exercise of stock options	–	–	–	3	–	–	–	7	–	7
Public stock offering, net of fees	–	–	–	–	–	–	–	21	–	21
Tax withholdings related to stock-based compensation awards	–	–	–	–	–	–	–	(5)	–	(5)
Net loss	–	–	–	–	–	–	–	–	(4,734)	(4,734)
Balance, March 31, 2023	$–	–	$11	1,063	$(362)	1	$(43)	$92,622	$(101,060)	$(8,832)
Stock-based compensation expense	–	–	–	–	–	–	–	331	–	331
Public stock offering, net of fees	–	–	–	48	–	–	–	1,309	–	1,309
Issuance of restricted stock, net of forfeitures	–	–	–	11	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–	(3,129)	(3,129)
Balance, June 30, 2023	$–	–	$11	1,122	$(362)	1	$(43)	$94,262	$(104,189)	$(10,321)
Stock-based compensation expense	–	–	–	–	–	–	–	293	–	293
Public stock offering, net of fees	–	–	1	109	–	–	–	1,705	–	1,706
Net loss	–	–	–	–	–	–	–	–	(3,211)	(3,211)
Balance, September 30, 2023	$–	–	$12	1,231	$(362)	1	$(43)	$96,260	$(107,400)	$11,533

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30, 2024	September 30, 2023
Operating Activities:
Net loss	(5,833)	$(11,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,183	1,214
Bad debt expense	29	59
Gain on disposal of fixed assets	8	–
Stock-based compensation	264	718
Noncash lease costs	302	267
Note 1 and 2 interest accretion up to the redemption common stock settlement amount and debt issuance costs	(990)	446
Other amortization of debt issuance costs	83	831
Other noncash interest	182	–
Changes in operating assets and liabilities:
Accounts receivable	(589)	21
Prepaid expenses and other assets	115	1,572
Accounts payable and accrued expenses	(555)	1,037
Operating lease liability	(173)	(277)
Deferred revenue	(141)	407
Net cash used in operating activities	(6,115)	(4,779)

Investing Activities:
Purchases of property and equipment	(66)	(28)
Capitalized software development	(985)	(1,013)
Net cash used in investing activities	(1,051)	(1,041)

Financing Activities:
Proceeds from notes payable	1,838	–
Payments on notes payable	(1,443)	–
Proceeds from public stock offering net of fees	4,799	3,036
Proceeds from warrant inducements	567	–
Proceeds from sales of common stock and warrants, net of fees	2,619	–
Proceeds from sale of stock under standby purchase equity agreement	97	–
Proceeds from stock options exercised	–	7
Tax withholdings related to stock-based compensation awards	–	(5)
Reduction of finance lease liability	(399)	(56)
Net cash provided by financing activities	8,078	2,982

Net increase (decrease) in cash and cash equivalents	912	(2,838)
Cash and cash equivalents at beginning of period	139	3,015
Cash and cash equivalents at end of period	$1,051	$177

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Cash paid for interest	$112	$166

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capitalized asset and capitalized software included in accounts payable	$88	$358
Accounts payable on capitalized assets settled with vendor	$116	$–
Common stock issued to reduce notes payable	$200	$–
Preferred stock issued to reduce notes payable	$9,275	$–
Modification of right-of-use finance lease	$273	$–
Common stock used for minority investment in company	$100	$–
Common stock issued to settle accounts payable	$136	$–
Redemption of preferred stock to reduce notes payable	$100	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Intrusion Inc. (together with its condensed consolidated subsidiaries, the “Company”, “Intrusion”, “Intrusion Inc.”, “we”, “us”, “our”, or similar terms) was organized in Texas in September 1983 and reincorporated in Delaware in October 1995. Our principal executive offices are located at 101 East Park Boulevard, Suite 1200, Plano, Texas 75074, and our telephone number is (888) 637-7770. Our website URL is www.intrusion.com.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2024, the Company had cash and cash equivalents of $1.1 million and a working capital deficit of $1.0 million. In addition, the Company has incurred net operating losses during the last four years. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of these financial statements. The Company’s principal source of funding operations in 2024 has been proceeds received from the issuance of common stock in a series of transactions which include $4.8 million from ATM sales, $2.6 million from a private placement, and $0.6 million from the exercise of warrants. Management plans to continue to fund the operations of the Company through the issuance of common stock using a combination of ATM and equity financings. If the Company is not able to raise adequate funds under the Company’s ATM program or obtain additional equity financing, the Company may be unable to implement the Company’s business plan, fund its liquidity needs or even continue its operations. The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that may be necessary if the Company is unable to continue as a going concern.

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

3.	Right-of-use Asset and Leasing Liabilities

The Company has operating and finance leases where it records the right-of-use (“ROU”) assets and related lease liabilities as required under the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) 842. The lease liabilities are determined by the net present value of total lease payments and amortized over the life of the lease. The Company’s leases are for the following types of assets:

•	Computer hardware and copy machines- The Company’s finance lease ROU assets consist of computer hardware and copy machines. These leases have a three-year life and are near completion.

•	Office space - The Company’s operating lease ROU assets include its rental agreements for its offices in Plano, TX, and a data service center in Allen, TX. In October 2023, the Company signed a new lease with a remaining term of ten years and ten months and commenced upon completion of tenant improvements in April 2024. The data service center operating lease liability has a remaining life of one year as of September 30, 2024.

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

For the three and nine months ended September 30, 2024, the Company had $0.1 million and $0.2 million, respectively, in lease payments related to operating leases and had $0.1 million and $0.4 million, respectively, in lease payments related to financing leases.

Schedule of Items Appearing on the Unaudited Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operating expense:
Amortization expense – Finance ROU	$172	$166	$501	$499
Lease expense – Operating ROU	$101	$112	$302	$268
Other expense:
Interest expense – Finance ROU	$–	$2	$–	$13

Future minimum lease obligations consisted of the following as of September 30, 2024 (in thousands):

	Operating	Finance
Year ending December 31,	ROU Leases	ROU Leases	Total
Remaining 2024	$118	$258	$376
2025	256	3	259
2026	196	–	196
2027	165	–	165
2028	223	–	223
Thereafter	1,517	–	1,517
	$2,475	$261	$2,736
Less Interest*	(849)	–
	$1,626	$261

*	Interest is imputed for operating ROU leases and classified as lease expense and is included in operating expenses in the accompanying unaudited condensed consolidated statements of operations.

4.	Notes Payable

Streeterville Security Purchase Agreement

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

In March 2024, the Company entered into an agreement with Streeterville to exchange $0.2 million in principal for 52.2 thousand shares of common stock. Also in March 2024, the Company exchanged $9.3 million in Streeterville debt for 9.3 thousand shares of newly created Series A Preferred. The issuance of both common and preferred shares was made pursuant to the exemption from the registration requirements afforded by the Securities Act, as amended. The designations for the Series A Preferred preclude the Company from repaying any indebtedness for so long as any Series A Preferred shares are outstanding. The Series A Preferred have a stated value of $1,100 per share and are subject to preferences and designations as more fully described in our Amended and Restated Articles of Incorporation filed on March 15, 2024, see also Note 6 Stockholders’ Equity. Following the exchanges noted herein, the remaining balance on Note One was $0.5 million. The maturity date for Note One was September 10, 2024, which conflicts with the Series A Preferred designation prohibiting repayment of any indebtedness. Note One is pending an amendment to extend the maturity date.

As a result of exchanging $9.5 million principal in aggregate for equity, the Company reversed the interest accretion associated with the ability to stock-settle principal redemptions and wrote off the balance of unamortized debt issuance costs of $1.0 million in March 2024. Simple interest of $12 thousand $274 thousand was incurred for the three and nine months ended September 30, 2024, respectively.

Streeterville Notes Payable

On September 30, 2024, the Company entered into a note purchase agreement with Streeterville where Streeterville purchased a note payable in the principal amount of $0.6 million in exchange for $0.5 million in cash after redemption of $0.1 million of Series A preferred stock. The note called for weekly payments of $25 thousand until the maturity on November 18, 2024. In the event the note is not repaid on the maturity date weekly payments increase to $50 thousand. The note bears no interest.

Scott Notes Payable

During the period ended March 31, 2024, the Company entered into two separate note purchase agreements with the Company’s Chief Executive Officer, Anthony Scott. On January 2, 2024, Scott purchased a note payable in the principal amount of $1.1 million in exchange for $1.0 million in cash. The note called for weekly payments of $40 thousand until maturity on June 15, 2024. Interest accrued on the balance of the note at 7% per annum compounding daily. During the period ended March 31, 2024, the Company made $0.2 million in principal payments on the first note payable.

On March 20, 2024, Scott purchased a second note payable in the principal amount of $343 thousand in exchange for $340 thousand in cash. The note was non-interest bearing and matured on April 19, 2024. On April 2, 2024, the Company reduced the principal balance due under the note by $101 thousand which reflected the amount due from Scott for the exercise of common stock purchase warrants.

On April 19, 2024, Scott entered into a private placement subscription agreement to convert the aggregate outstanding balance of $1.1 million for both notes in exchange for common stock and common stock purchase warrants.

The Company recorded no interest expense for both notes in the accompanying condensed consolidated statement of operations for the three months ended September 30, 2024. For the nine months ended September 30, 2024, $83 thousand in amortization of debt issuance cost was recorded.

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

Standby Equity Purchase Agreement

On July 3, 2024, the Company entered into a $10 million Standby Equity Purchase Agreement (“SEPA”) with Streeterville pursuant to which the Company has the right to direct Streeterville during the 24 month term of the agreement to purchase common stock subject to certain limitations and conditions set forth in the SEPA.

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

Upon execution of the SEPA, the Company issued 93 thousand shares of common stock for payment of the commitment fee equal to 1% of the $10 million commitment and Streeterville purchased 217 thousand shares for a purchase price of $0.01 per common share (“pre-delivery shares”). Following termination of the SEPA Streeterville will deliver to the Company the same amount of pre delivery shares and the Company will pay $0.01 per pre delivery share.

During the quarter ended September 30, 2024, pursuant to the SEPA, Streeterville purchased 150,000 shares of Common Stock for an aggregate purchase price of $131,460.

Series A Preferred Stock

On March 15, 2024, the Company filed a certificate of designation of preferences and rights (the “Certificate of Designation”) of Series A Preferred Stock (the “Series A Stock”), with the Secretary of State of Delaware, designating 20,000 shares of preferred stock, par value $0.01 of the Company, as Series A Preferred Stock. Each share of Series A Stock shall have a stated face value of $1,100.00 (“Stated Value”). The Series A Stock is not convertible into common shares of the capital stock of the Company and as such is non-dilutive to current stockholders.

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

On April 3, 2024, the Company exchanged 91 shares of Series A Preferred Stock for 32,248 shares of our common stock. On May 10, 2024, the Company exchanged 125 shares of Series A Preferred Stock for 90,460 shares of our common stock. On May 30, 2024, the Company exchanged 339 shares of Series A Preferred Stock for 243,725 shares of our common stock. On August 22, 2024, the Company exchanged 130 shares of Series A Preferred Stock for 110,852 shares of our common stock. All of these exchanges were made pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act of 1933, as amended.

On September 18, 2024, the Company redeemed 11 shares of Series A Preferred Stock in conjunction with the sale of Common Stock under the SEPA. Also, during the quarter ended September 2024, the Company redeemed 90 shares of Series A Preferred Stock.

Through September 30, 2024, the Company has paid a preferred return of $0.5 million through the issuance of 489 additional shares of Series A Preferred Stock.

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

ATM Offering

B. Riley Securities, Inc. acts as sales agent for the Company’s ATM program, which allows the Company to potentially sell up to $50.0 million of the Company’s common stock using a shelf registration statement on Form S-3 filed on August 5, 2021. On March 31, 2023, the date the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, the Company became subject to the offering limits in General Instruction I.B.6 of Form S-3. As a result, the Company filed a prospectus supplement to the prospectus relating to the registration of offerings under the program that reduced the amount the Company may sell to aggregate proceeds of up to $15 million. For the nine months ended September 30, 2024, the Company received proceeds of approximately $4.8 million net of fees from the sale of common stock pursuant to the program. As of September 30, 2024, the Company has received proceeds of approximately $17.0 million net of fees from the sales of 3.5 million shares of common stock since the inception of the program.

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

On September 30, 2024, the Company had 52,471 warrants to purchase one share of common stock at an exercise price of $104.40, 257,604 warrants to purchase one share of common stock at an exercise price of $12.00, 186,492 warrants to purchase one share of common stock at an exercise price of $2.91, and 2,697,138 warrants to purchase one share of common stock at an exercise price of $1.70.

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

The Company’s accounts receivable represents unconditional contract billings for sales per contracts with customers and are classified as current assets. As of September 30, 2024, and December 31, 2023, the Company had accounts receivable balances of $0.9 million and $0.4 million, respectively. As of September 30, 2024, and December 31, 2023, the Company had an allowance for credit losses of $0.1 million.

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

The following table presents changes in the Company’s contract liability during the nine months ended September 30, 2024, and the year ended December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Balance at beginning of period	$439	$455
Additions	1,876	4,727
Revenue recognized	(2,017)	(4,743)
Balance at end of period	$298	$439

8.	Capitalized Software Development

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

The Company reports two separate net loss per share numbers, basic and diluted. Basic net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period. The common stock equivalents include all common stock issuable upon exercise of outstanding warrants, options and vesting of restricted stock awards. The aggregate number of common stock equivalents excluded from the diluted loss per share calculation for the three months ended September 30, 2024, and 2023 totaled 3,334 thousand and 123 thousand shares, respectively. The aggregate number of common stock equivalents excluded from the diluted loss per share calculation for the nine months ended September 30, 2024, and 2023 totaled 2,078 thousand and 117 thousand shares, respectively. Since the Company is in a net loss position for the periods ended September 30, 2024, and 2023, basic and dilutive net loss per share is the same.

10.	Related Party Transactions

On January 2, 2024, the Company entered into an invoice financing arrangement pursuant to a note purchase agreement with Anthony Scott, President, and Chief Executive Officer of the Company (“Scott”), according to which, among other things, Scott purchased from the Company a promissory note (the “Promissory Note”) in the aggregate principal amount of $1.1 million in exchange for $1.0 million to the Company. Under the Promissory Note, the Company shall make Weekly Payments to Scott in the amount of $40 thousand per week. Interest accrues on the balance of the Promissory Note at a rate of 7.0% per annum, compounded daily. In connection with the issuance of the Promissory Note, the Company and Scott also entered into a security agreement, which provides, according to its terms, a security interest in all accounts receivable or other receivables now existing or subsequently created prior to the payment of the Promissory Note, subject to prior permitted liens. During the three months and nine months ended September 30, 2024, the Company made $0.0 and $0.2 million in principal payments on the Promissory Note.

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

On April 2, 2024, the Company reduced the principal balance due under the Promissory Note by $0.1 million which reflected the amount due from Scott for the exercise of common stock purchase warrants.

On April 19, 2024, Scott entered into a private placement subscription agreement to convert the aggregate outstanding balance of $1.1 million for both notes in exchange for common stock and common stock purchase warrants.

The Company recorded interest expense of $0 and $20 thousand for both notes in the accompanying condensed consolidated statement of operations for the three months and nine months ended September 30, 2024, respectively. For the three months and nine months ended September 30, 2024, $0 and $83 thousand in amortization of debt issuance cost was recorded, respectively.

11.	Subsequent Events

On October 28, 2024, the Company received a written notice (the “Bid Price Notice”) from the Listing Qualifications department (the “Nasdaq Staff”) of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company is not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) for continued listing on the Nasdaq Capital Market. The notification of noncompliance has no immediate effect on the listing or trading of the Company’s common stock on The Nasdaq Capital Market under the symbol “INTZ,” and the Company is currently monitoring the closing bid price of its common stock and evaluating its alternatives, if appropriate, to resolve the deficiency and regain compliance with this rule.

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

As discussed in more detail below on September 30, 2024, we had $1.1 million in cash. If we are not able to raise adequate funds under the Company’s ATM program or obtain additional equity financing, the Company may be unable to implement the Company’s business plan, fund its liquidity needs or even continue its operations.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2024, and 2023

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2024	2023	Change		2024	2023	Change
Revenue	$1,504	$1,468	$36	2%	$4,095	$4,245	$(150)	-4%
Cost of revenue	344	324	20	6%	920	967	(47)	-5%
Gross profit	1,160	1,144	16	1%	3,175	3,278	(103)	-3%
	77.1%	77.9%			77.5%	77.2%
Operating expenses:
Sales and marketing	1,207	1,357	(150)	-11%	3,542	4,518	(976)	-22%
Research and development	1,150	1,171	(21)	-2%	3,204	4,418	(1,214)	-27%
General and administrative	841	1,309	(468)	-36%	2,972	4,000	(1,028)	-26%
Total operating expenses	3,198	3,837	(639)	-17%	9,718	12,936	(3,218)	-25%

Operating loss	(2,038)	(2,693)	655	24%	(6,543)	(9,658)	3,115	32%

Interest expense	(12)	(211)	199	-94%	(274)	(729)	455	-62%
Interest accretion and amortization of debt issuance costs, net	–	(309)	309	-100%	990	(730)	1,720	-236%
Other income (expense), net	–	2	(2)	100%	(6)	43	(49)	114%

Net loss	$(2,050)	$(3,211)	$1,161	36%	$(5,833)	$(11,074)	$5,241	47%

Revenues. Revenue for the three and nine month periods ended September 30, 2024, was $1.5 and $4.1 million compared to $1.5 and $4.2 million for the same periods in 2023. Revenue from consulting totaled $1.1 and $2.9 million for the three and nine month periods ended September 30, 2024, compared to $1.0 and $3.1 million for the three and nine month periods ended September 30, 2023. The continuing resolution and delay in the approval of a federal budget for the 2024 year which did not occur until March 22, 2024, impacted the timing of renewals and task orders received for long-standing contracts which resulted in a decline in consulting revenues for the nine month period ended September 30, 2024. INTRUSION Shield revenues were $0.4 and $1.2 million for the three and nine month periods ended September 30, 2024, which is flat when compared to the prior year periods but represents a 49% increase over the June 2024 quarter. Shield revenues for the June 2024 quarter had declined as a result of the loss of a large early INTRUSION Shield customer that had implemented a highly customized and non-standard configuration of the product. The loss of revenues from this customer has been fully offset by revenues from new customers signed in recent quarters. We believe the revenues from these new customers and several transactions that we anticipate will close in the fourth quarter will drive INTRUSION Shield revenue growth into 2025.

Concentration of Revenues. For the three and nine month periods ended and September 30, 2024, revenues from sales to various U.S. government entities totaled $1.3 and $3.3 million, or 86% and 80% of revenues compared to $0.6 and $1.9 million, or 43% and 46% of revenues, for the same periods in 2023. Although we expect our concentration of revenues to vary among customers in future periods depending upon the timing of certain sales, we anticipate that sales to government customers will continue to account for a significant portion of our revenues in future periods. Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including, without limitation, potential disruption to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience. Although we do not anticipate that any of our revenues from government customers will be renegotiated, any cancelled or renegotiated government orders could have a material adverse effect on our financial results. As a result of sales to U.S. government entities representing a higher percentage of our revenues in 2024, no commercial customer individually represented more than 10% of our total revenues as compared to two commercial customers in the 2023 period. Our similar product and service offerings are not viewed as individual segments, as management analyzes the business as a whole and expenses are not allocated to each product offering.

Gross Profit. Gross profit was $1.2 and $3.2 million or 77.1% and 77.5% of revenues for the three and nine month periods ended September 30, 2024, compared to $1.1 and $3.3 million or 77.9% and 77.2% of revenues for the three and nine months ended September 30, 2023. The gross profit margin will vary depending on product mix. INTRUSION Shield revenues represent between 27% to 30% of revenues for the three and nine month periods ended September 30, 2024, and 2023.

Operating Expenses. Operating expenses for the three and nine months ended September 30, 2024, totaled $3.2 and $9.7 million, representing a decrease of 17% and 25% when compared to $3.8 and $12.9 million for the same periods in 2023. The decrease was most notably due to a reduction in staffing and contract labor expenses in addition to reduced spend on litigation defense costs, sales, and marketing.

In late March 2023 we implemented cost reduction measures that resulted in the reduction of sixteen permanent positions, the reduced use of contractors and renegotiating or replacing spend on certain sales support and marketing services with less costly programs. Many of the reductions were in Research and Development, which will impact the number and frequency of product releases. As we grow our customer base and increase our revenues, we may choose to accelerate our product development in future periods, which would result in increased spending. Headcount on September 30, 2024, and 2023 was 50 and 49, respectively.

Sales and Marketing. Sales and marketing expenses decreased to $1.2 and $3.5 million for the three and nine months ended September 30, 2024, compared to $1.4 and $4.5 million for the three and nine month periods ended September 30, 2023. The 2024 nine month period includes approximately $0.2 million in one-time negotiated contract savings. Certain discretionary spend, inclusive of participation in trade shows, utilization of third-party contractors for content and product messaging and travel, are likely to vary over time based on savings initiatives that may be necessary.

Research and Development. Research and development expenses totaled $1.2 and $3.2 million for the three and nine months ended September 30, 2024, compared to $1.2 and $4.4 million for the same periods in 2023. The savings for the nine month period is a result of cost reduction measures implemented in late March 2023 which included the reduction of 13 FTEs and the reduced use of contractors. Research and development costs may vary over time as we determine the frequency of new releases, improved functionality and enhancements needed to be competitive with our product offering.

General and Administrative. General and administrative expenses totaled $0.8 and $3.0 million for the three and nine months ended September 30, 2024, compared to $1.3 and $4.0 million for the three and nine months ended September 30, 2023. The $1.0 million reduction in the nine month period relates to the elimination of two positions, reduced share-based compensation, and one-time negotiated cost savings of $0.2 million.

Interest Expense. Interest expense for the three and nine months ended September 30, 2024, was $12 thousand and $274 thousand consisting principally of the stated interest related to the Streeterville and Scott notes, and finance leases. Interest expense for the three and nine months ended September 30, 2023, was $211 thousand and $729 thousand. The decreased interest expense resulted principally from the aggregate exchange of the Streeterville debt to both common and preferred stock. On September 30, 2024, only $520 thousand of the Streeterville Note One remains outstanding. Interest expenses will vary in the future based on our cash flow and borrowing needs.

Interest Accretion and Amortization of Debt Issuance Costs. During the quarter ended March 31, 2024, the Company entered into exchange agreements to convert $9.5 million in Streeterville debt to $9.3 million of Series A preferred stock and $0.2 million to common stock and, as a result, the Company reversed the interest accretion associated with the ability to stock-settle principal redemptions and wrote-off the remaining deferred debt issue costs resulting in a net credit to interest expense of $1.0 million. For the three and nine months ended September 30, 2023, the interest accretion and amortization of debt issuance costs totaled $0.3 and $0.7 million.

Other (Expense) Income, Net. Other income and expenses were nominal amounts for the three and nine months ended September 30, 2024, and 2023.

Liquidity and Capital Resources

As of September 30, 2024, we had cash and cash equivalents of $1.1 million and a working capital deficit of $(1.0) million. Management plans to fund the operations of the Company through the continued use of the ATM and or additional equity financings. If the Company is not able to raise adequate funds, the Company may be unable to implement the Company’s business plan, fund its liquidity needs or even continue its operations.

Sources of Liquidity

Our principal sources of cash for funding operations for the nine months ended September 30, 2024, has been proceeds received from the issuance of common stock in a series of transactions which include $4.8 million from ATM sales, $2.6 million from a private placement, and $0.6 million from the exercise of warrants. Our principal source of cash for funding operations in 2023 was $3.0 million from sales of common stock utilizing the ATM program and changes in working capital which includes the receipt of $1.4 million in Employee Retention Tax Credit refunds recorded in 2022.

Standby Equity Purchase Agreement

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

Under applicable Nasdaq rules and the terms of the SEPA, in no event may the Company issue to Streeterville under the SEPA shares of Common Stock equal to greater than 19.99% of the shares of Common Stock outstanding immediately prior to the execution of the SEPA (the “Exchange Cap”), unless (i) the Company obtains stockholder approval to issue shares of Common Stock in excess of the Exchange Cap in accordance with applicable Nasdaq rules, or (ii) the average price per share paid by Streeterville for all of the shares of Common Stock that the Company directs Streeterville to purchase from the Company pursuant to the SEPA, if any, equals or exceeds the lower of (a) the official closing price of the Common Stock on Nasdaq immediately preceding the execution of the SEPA or (b) the average official closing price of the Common Stock on Nasdaq for the five consecutive trading days immediately preceding the execution of the SEPA, adjusted as required by Nasdaq. Moreover, the Company may not issue or sell any shares of Common Stock to Streeterville under the SEPA which, when aggregated with all other shares of Common Stock then beneficially owned by Streeterville and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act and Rule 13d-3 thereunder), would result in Streeterville beneficially owning more than 19.99% of the outstanding shares of Common Stock. At the 2024 annual meeting stockholders approved the sale, issuance or potential issuance by the Company of Common Stock (or securities convertible into or exercisable for our Common Stock) in excess of 20% of the shares of our Common Stock outstanding immediately prior to the SEPA at an exercise price less than the Minimum Price in connection with the SEPA.

During the quarter ended September 30, 2024, we sold 150,000 shares of Common Stock to Streeterville for an aggregate purchase price of $131,460. Future sales of shares of Common Stock to Streeterville as an advance under the SEPA will depend on a variety of factors to be determined by the Company from time to time, which may include, among other things, market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for our business and operations. The Company will use 10% of the proceeds associated with each Advance to redeem the outstanding Series A Preferred Stock held by Streeterville.

At-The-Market Program

B. Riley Securities, Inc. acts as sales agent under the Company’s at-the-market program, which allowed us to potentially sell up to $50.0 million of its common stock using the shelf registration statement on Form S-3 filed on August 5, 2021. On April 11, 2023, Instruction I.B.6 of Form S-3 and in agreement with the terms of the sales agreement, the company revised the aggregate offering price of shares of common stock that we can sell pursuant to the ATM program to $15 million. During the nine months ended September 30, 2024, we received $4.8 million, net of fees for sales of common stock were made pursuant to the program. As of September 30, 2024, the remaining aggregate offering price of shares of common stock that we can sell pursuant to the ATM program based on gross proceeds was $5.2 million.

Notes Payable

In March 2024, we entered into an agreement with Streeterville to exchange $0.2 million in principal for 52.2 thousand shares of common stock. Also in March 2024, we exchanged $9.3 million in Streeterville debt for 9,275 shares of our newly created Series A Preferred. The issuance of both common and preferred shares was made pursuant to the exemption from the registration requirements afforded by the Securities Act, as amended. The designations for the Series A Preferred preclude the Company from repaying any indebtedness for so long as any Series A Preferred shares are outstanding. The Series A Preferred shares have a stated value of $1,100 per share and are subject to preferences and designations as more fully described in our Amended and Restated Articles of Incorporation filed on March 15, 2024. Following the exchanges noted herein, the remaining balance on Note One was $0.5 million on September 30, 2024. The maturity date for Note One is September 2024 which conflicts with the Series A Preferred designation prohibiting repayment of any indebtedness. We are in discussions with Streeterville to modify the terms of the Note One agreement.

On September 30, 2024, we entered into a note purchase agreement with Streeterville where Streeterville purchased a note payable in the principal amount of $0.6 million in exchange for $0.5 million in cash after redemption of $0.1 million of Series A preferred stock. The note called for weekly payments of $25 thousand until the maturity on November 18, 2024. In the event the note is not repaid on the maturity date weekly payments increase to $50 thousand. The note bears no interest.

During the quarter ended March 31, 2024, we entered into two separate note purchase agreements with our Chief Executive Officer, Anthony Scott. On January 2, 2024, Scott purchased a note payable in the principal amount of $1.1 million in exchange for $1.0 million in cash. The note called for weekly payments of $40,000 until maturity on June 15, 2024. Interest accrued on the balance of the note at 7% per annum compounding daily. During the quarter ended March 31, 2024, we made $200 thousand in principal payments. On March 20, 2024, Scott purchased a second note payable in the principal amount of $343 thousand in exchange for $340 thousand in cash. The note was non-interest bearing and matured on April 19, 2024. On April 2, 2024, we reduced the principal balance due under the note by $101 thousand which reflected the amount due from Scott for the exercise of common stock purchase warrants. On April 19, 2024, Scott entered into a private placement subscription agreement to convert the aggregate remaining outstanding balance of $1.1 million for both notes in exchange for common stock and common stock purchase warrants.

Condensed Consolidated Statements of Cash Flows

Our cash flows for the nine months ended September 30, 2024, and 2023 were:

	Nine Months Ended
	September 30, 2024	September 30, 2023
Net cash used in operating activities	$(6,115)	$(4,779)
Net cash used in investing activities	(1,051)	(1,041)
Net cash provided by financing activities	8,078	2,982
Change in cash and cash equivalents	$912	$(2,838)

Operating Activities

Net cash used in operations for the nine months ended September 30, 2024, was ($6.1) million primarily resulting from 1) a net loss of ($5.8) million offset by adjustments for non-cash items of $1.0 million which are mostly comprised of depreciation, stock-based compensation and non-cash interest related to the Streeterville notes, and 2) changes in working capital of ($1.3) million resulting principally from increased accounts receivable.

Net cash used in operations for the nine months ended September 30, 2023, was ($4.8) million due primarily to a net loss of ($11.1) million partially offset by 1) adjustments for non-cash items of $3.5 million which are mostly comprised of depreciation, stock-based compensation and interest related to Streeterville notes, and 2) $2.8 million provided from working capital principally related to Employee Retention Credit and increased accounts payable of $1.0 million.

Investing Activities

For the nine months ended September 30, 2024, net cash used in investing activities was ($1.1) million, which was comprised of capitalization of internally developed software and hardware purchases. Net cash used by investing activities, for the nine months ended September 30, 2023, was ($1.0) million principally for capitalization of internally developed software.

Financing Activities

For the nine months ended September 30, 2024, net cash provided by financing activities totaled $8.1 million which resulted from $8.0 million in net proceeds from the sale of common stock through the use our ATM program, private placement offering, and the exercise of warrants partially offset by finance lease payments. Net proceeds from financing activities of $3.0 million for nine months ended September 30, 2023, resulted principally from sales of common stock using our ATM program.

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

As of September 30, 2024, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that the disclosure controls and procedures were effective as of September 30, 2024.

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 28, 2024, the Company received a written notice from the Listing Qualifications department of Nasdaq Stock Market indicating that the Company is not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market.

If the Company is not able to resolve the minimum bid price requirement the Company’s stock may be delisted.

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

Pursuant to the SEPA, we may issue and sell up to $10 million worth of shares of common stock (“Advance Shares”) to Streeterville. The price at which we may issue and sell shares is at 95% of the lowest daily VWAP of the common stock during the three trading days following a notice to sell to Streeterville. Assuming that (a) we issue and sell the full $10 million worth of shares of common stock under the SEPA to Streeterville, (b) no beneficial ownership limitations, and (c) the issue price for such sales is $1.08 per share, such additional issuances would represent in the aggregate approximately 1,195,666 additional shares of common stock or approximately 16.5% of the total number of shares of common stock outstanding as of the date hereof, after giving effect to such issuance. In addition, the Company issued 92,592 shares of common stock (the “Streeterville Commitment Shares”) to Streeterville upon the effective date of the SEPA as consideration for its irrevocable commitment to purchase shares of common stock at our direction, from time to time after the date of this prospectus. Furthermore, the Company issued 216,921 shares of common stock (the “Pre-Delivery Shares”) to Streeterville for the purchase price of $0.01 per share upon the effective date of the SEPA as further consideration for its irrevocable commitment to purchase shares of common stock at our direction, from time to time after the date of this prospectus. If the beneficial ownership limitation is not waived, we may issue approximately 670,365 shares of common stock, or approximately 9.99% of the total number of shares of common stock outstanding as of the date hereof, after giving effect to such issuance. The timing, frequency, and the price at which we issue shares of common stock are subject to market prices and management’s decision to sell shares of common stock, if at all.

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

As of November 14, 2024, we had 8,056,021 shares of our common stock outstanding. Sales of a number of shares of common stock in the public market or issuances of additional shares pursuant to the exercise of our outstanding warrants, or the expectation of such sales or exercises, could cause the market price of our common stock to decline. We may also sell additional shares of common stock or securities convertible into or exercisable or exchangeable for common stock in subsequent public or private offerings or other transactions, which may adversely affect the market price of our common stock.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On August 22, 2024, we agreed to exchange 130 shares of Series A Preferred Stock for 110,852 shares of our common stock.

This exchange and sale was made pursuant to an exemption from registration as set forth as set forth in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

On July 10, 2024, we agreed to exchange 123,740 shares of common stock to settle a vendor liability of $0.1 million.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

(a)	None.

(b)	There have been no material changes to procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c)	During the quarter ended September 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

The following Exhibits are filed with this report form 10-Q:

3.1	Amended and Restated Certificate of Incorporation, dated as of March 15, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on July 19, 2024).
3.2	Designations of Preferences and Rights of Series A Preferred Stock of the Registrant, filed by Registrant with the State of Delaware, Secretary of State, Division of Corporations on March 15, 2024 (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280914) filed on July 19, 2024).
10.1	Amended and Restated 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on July 15, 2024).
10.2	Amended and Restated Intrusion, Inc 2023 Employee Stock Purchase Plan (incorporated by reference to Appendix B filed on July 15, 2024).
10.3	Standby Equity Purchase Agreement, dated June 3, 2024 by and between Registrant and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280914) filed on July 19, 2024).
10.4	Registration Rights Agreement dated July 3, 2024, by and between Registrant’s (incorporated by reference to Exhibit 10.38 to the Registrant’s Statement on Form S-1 (File No. 333-280914) filed on July 19, 2024).
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1**	Certification Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.

*Filed herewith

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRUSION INC.

Date: November 13, 2024	/s/ Anthony Scott
Anthony Scott
President & Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2024	/s/ Kimberly Pinson
Kimberly Pinson
Chief Financial Officer (Principal Financial & Accounting Officer)

