Form 10-K
period 2024-12-31
INTRUSION INC
filed 2025-02-27
CIK 736012

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 28, 2024: $4,323,644.

As of February 25, 2025, 19,342,776 shares of the issuer’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed in connection with the Registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

EXPLANATORY NOTE – REVERSE STOCK SPLIT

Unless otherwise stated, all shares and per share amounts for all periods presented in this Annual Report on Form 10-K have been adjusted to reflect the 1-for-20 reverse stock split we effected on March 22, 2024.

ii

PART I

Item 1. Business.

Our Corporate Information

We were organized in Texas in September 1983 and reincorporated in Delaware in October 1995. Our principal executive offices are located at 101 East Park Boulevard, Suite 1200, Plano, Texas 75074, and our telephone number is (972) 234-6400. Our website URL is www.intrusion.com. We post the following filings in the “Investors” section of our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”): our Annual Reports on Form 10-K; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings on our website are available free of charge. Additionally, filings are available on the SEC’s website (www.sec.gov). In this report, references to the “Company,” “we,” “us,” “our”, or “Intrusion” refer to Intrusion Inc. and its subsidiaries. TraceCop and Savant are registered trademarks of the Company. We have also applied for trademark protection for INTRUSION Shield.

Our Business

Intrusion is a cybersecurity company based in Plano, Texas. The company offers its customers access to its exclusive threat intelligence database containing the historical data, known associations, and reputational behavior of over 8.5 billion Internet Protocol (“IP”) addresses. After years of gathering global internet intelligence and working exclusively with government entities, the company released its first commercial product in 2021.

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

Our Customers: Government Sales

Sales to U.S. government customers accounted for 83.8% of our revenues for the year ended December 31, 2024, compared to 46.2% of our revenues in 2023. We expect to continue to derive a substantial portion of our revenues from sales to governmental entities in the future as we continue to market our products and data mining products to the government, and we intend to market INTRUSION Shield not only to our long-standing governmental customer base but to expand our efforts to include more traditionally administrative and civilian governmental entities. Sales to government clients present risks in addition to those involved in sales to commercial customers that could adversely affect our revenues, including potential disruption due to irregularities in or interruptions to appropriation and spending patterns, delays in approving a federal budget and the government’s reservation of the right to cancel contracts and purchase orders for its convenience.

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

Third-Party Products

We currently utilize commercially available computers and servers from various vendors which we integrate with our software products for implementation into our customer networks. We do not consider any of these third-party relationships to be material to the Company’s business or results of operations.

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

Foreign Sales. Export sales accounted for 4.7% and 0.8% of revenue in 2024 and 2023, respectively.

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

In 2024, 83.8% of our revenue was derived from a variety of U.S. government entities through direct sales and indirectly through system integrators and resellers. These sales are attributable to eight U.S. government customers through direct and indirect channels; three U.S. government customers individually exceeded 10% of total revenue in 2024. A reduction in our sales to U.S. government entities could have a material adverse effect on our business and operating results if not replaced.

Backlog. We believe that only a small portion of our order backlog is non-cancellable, and that the dollar amount associated with the non-cancellable portion is immaterial. Commercial orders are generally fulfilled within two days to two weeks following receipt of an order. Certain orders may be scheduled over several months, generally not exceeding one year.

Customer Support, Service and Warranty. We service, repair, and provide technical support for our solutions. Our field sales and technical support force works closely with resellers and end-user customers on-site and by telephone to assist with pre- and post- sales support services such as network security design, system installation and technical consulting. By collaborating closely with our customers, our employees increase their understanding of end-user requirements and are then able to provide specific input in our solution development process.

We warrant all our solutions against defects during the service period. Before and after expiration of the solution warranty period, we offer both on-site and factory-based support, parts replacement, and repair services. Extended warranty services are separately invoiced on a time and materials basis or under an annual maintenance contract.

Employees

As of December 31, 2024, we employed a total of fifty people, five of which were part-time. None of our employees are represented by a labor organization, and we are not a party to any collective bargaining agreement. Competition in the recruiting of personnel in the networking and data security industry is intense. We believe that our future success will depend in part on our continued ability to hire, motivate and retain qualified management, sales, marketing, and technical personnel.

Our Code of Conduct

The Company’s directors and employees, including executive officers, are required to abide by the Company’s Code of Business Conduct and Ethics (the “Code”) to ensure that the Company’s business is conducted in a consistently legal and ethical manner and to avoid instances of insider trading. The Code covers areas of professional conduct that include conflicts of interest, fair dealing and the strict adherence to all laws and regulations applicable to the conduct of the Company’s business.

The Code is published on the Company’s website under the investor relations tab at www.intrusion.com. The Company intends to disclose future amendments to, or waivers from, certain provisions of the Codes of Ethics on the Company’s website within four business days following the date of such amendment or waiver. Upon the written request of any stockholder, the Company will furnish, without charge, a copy of the Code. This request should be directed to the Company’s Secretary at Intrusion Inc., 101 East Park Blvd., Suite 1200, Plano, TX 75074.

Reverse Stock Split

On March 22, 2024, we effected a 1-for-20 reverse stock split of our common stock. All share and per share amounts set forth in this Annual Report on Form 10-K, including the consolidated financial statements and the notes thereto have been retroactively restated to reflect the reverse stock split as if it had occurred as of the earliest period presented and unless otherwise stated, all other share and per share amounts for all periods presented.

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

Risks Related to our Financial Position and Liquidity

Certain regulatory limitations may affect our ability to consummate future financings.

If our public float as measured pursuant to General Instruction I.B.6 to Form S-3 falls below $75 million, we will be subject to the restrictions set forth in General Instruction I.B.6 to Form S-3 that limit our ability to conduct primary offerings under a Form S-3 registration statement. As of February 25, 2025, our public float calculated in accordance with General Instruction I.B.6 of Form S-3 was $112.9 million.

We must increase revenue levels in order to finance our current operations and to implement our business strategies.

For the year ended December 31, 2024, we had a net loss of $7.8 million and had an accumulated deficit of approximately $118.0 million as of December 31, 2024. We need to increase current revenue levels from the sales of our solutions if we are to regain profitability, and our new INTRUSION Shield suite of products may take time to achieve market penetration, which could negatively impact future revenues and results of operations. If we are unable to increase revenue levels, losses could continue for the near term and possibly longer, and we may not regain profitability or be able to implement our business plan, fund our liquidity needs, or continue our operations.

Business and Operational Risks

Most of our current revenues are generated from one family of solutions with a limited number of customers, and the decrease of revenue from sales of this family of solutions could materially harm our business and prospects.

Approximately 50.4% of our existing revenues result from sales of TraceCop, a cybersecurity solution. TraceCop revenues were $2.9 million for the year ended December 31, 2024, compared to $2.5 million for the year ended December 31, 2023. We can offer no assurances that our new INTRUSION Shield solution will reduce our dependence on this single solution and in the absence of a shift in solution mix, we may continue to face risks if sales of this key solution to these limited customers were to decrease.

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

For the years ended December 31, 2024, and 2023, we derived 35.4% and 2.6% of our revenues from sales through indirect sales channels, such as distributors, value-added resellers, system integrators, original equipment manufacturers and managed service providers. We must expand sales of our current solutions as well as any new solutions through these indirect channels in order to increase our revenues. We cannot assure you that our current solutions or future solutions will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues. Further, many of our competitors are also trying to sell their products and solutions through these indirect sales channels, which could result in lower prices and reduced profit margins for the sales of our solutions.

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

The network security industry is characterized by frequent product and service introductions, rapidly changing technology, and continued evolution of new industry standards. We have and must continue to introduce upgrades to our current solutions rapidly in response to changing circumstances and customer needs such as the creation and introduction of new computer viruses or other novel external attacks on computer networks. Further, our new INTRUSION Shield solution represents our efforts to continue to provide state-of-the art first-in-time innovation for our customers’ cybersecurity solutions. As a result, our success depends upon our ability to develop and introduce timely upgrades, enhancements, and new solutions to meet evolving customer requirements and industry standards. The development of technologically advanced network security products and solutions is a complex and uncertain process requiring high levels of innovation, rapid response, and accurate anticipation of technological and market trends. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced solutions successfully in a timely manner. Further, we or our competitors may introduce new solutions or enhancements that shorten the life cycle of our existing solutions or cause our existing solutions to become obsolete.

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

We experience significant shifts in the market value of our common stock as it trades on the Nasdaq Capital Market (“Nasdaq") as well as volatility in the trading volume of our shares on that market. For example, the market price of our common stock fluctuated between $7.34 and $0.35 during the year ended December 31, 2024. These fluctuations may result in a hesitancy for investors to purchase and hold shares of our common stock, continued depression of the market value of our stock, and ultimately negatively affect our ability to raise capital through the issuance and sale of our common stock, particularly through our At the Market (“ATM”) program or otherwise.

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

On October 28, 2024, Intrusion, Inc. (the “Company”) received a written notice (the “Bid Price Notice”) from the Listing Qualifications department (the “Nasdaq Staff”) of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company is not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) for continued listing on the Nasdaq Capital Market. The notification of noncompliance had no immediate effect on the listing or trading of the Company’s common stock on The Nasdaq Capital Market under the symbol “INTZ,” and the Company is currently monitoring the closing bid price of its common stock and evaluating its alternatives, if appropriate, to resolve the deficiency and regain compliance with this rule.

The Nasdaq rules require listed securities to maintain a minimum bid price of $1.00 per share and, based upon the closing bid price for the last thirty consecutive business days as of October 25, 2024, the Company no longer met this requirement. The Bid Price Notice indicated that the Company has been provided 180 calendar days, or until April 28, 2025, in which to regain compliance. If at any time during this period the closing bid price of the Company’s common stock is at least $1.00 per share for a minimum of ten consecutive business days, the Nasdaq Staff will provide the Company with a written confirmation of compliance and the matter will be closed. On January 29, 2025, the Company received notification from the Nasdaq Staff that it had met the minimum bid price requirement and, accordingly, had regained compliance with the listing requirement.

There can be no assurance that we will be able to meet the financial, public float, bid price and liquidity standards on an ongoing basis to for continued listing of our common stock on the Nasdaq Capital Market. If our common stock is delisted and we are not able to list our common stock on another national securities exchange, we expect our securities would be quoted on an over-the-counter market. If this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our common stock and reduced liquidity for the trading of our securities. In addition, we could experience a decreased ability to issue additional securities and obtain additional financing in the future.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We recognize the importance of securing our data and information systems and have a process for assessing, mitigating, and managing cybersecurity and related risks.

Our VP of Engineering, who reports to the CEO, leads our cybersecurity function and is responsible for managing our cybersecurity risk and the protection of our networks, systems, and data. The VP of Engineering uses both internal and external resources to execute this process including our own INTRUSION Shield technology, to help prevent, identify, escalate, investigate, and resolve security incidents in a timely manner. The Company, with the oversight of the CEO, also requires all employees to complete an annual cybersecurity training course.

Our Board of Directors is responsible for overseeing our enterprise risk management activities. The CEO reports to the Board of Directors regarding cybersecurity risks, incidents, and mitigation strategies at least annually.

As of the date of this filing, we have not experienced any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our company, including our financial condition and results of operations.

Item 2. Properties.

Our corporate headquarters is currently located in 10,705 square feet of space at 101 East Park Blvd, Suite 1200, Plano Texas. This facility houses our corporate administration, engineering, sales, and marketing operations. The lease for this facility extends until March 2035. We also have engineers and other employees working remotely in Texas as well as several other states.

We believe that the existing facility will be adequate to meet our operational requirements through the expiration of the lease. We believe that our property insurance provides adequate coverage for our leased facilities. See Note 5 – Right-of-use Assets and Leasing Liabilities to our Consolidated Financial Statements for additional information regarding our obligations under leases.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the Nasdaq Capital Market, where it is currently listed under the symbol “INTZ.” As of February 26, 2025, there were approximately sixty-four record holders of record of our common stock. The Company does not have a history of paying dividends on its common stock and has no present intention of declaring any dividends in the foreseeable future.

All equity compensation plans under which our common stock is reserved for issuance have previously been approved by our stockholders. The following table provides summary information as of December 31, 2024, for all our equity compensation plans (in thousands, except per share data). See Note 10 – Stock-Based Compensation to our Consolidated Financial Statements for additional discussion.

Number of shares of common stock to be issued upon exercise of outstanding options(1)	43
Weighted average exercise price of outstanding options	$61.26
Number of shares unvested restricted stock units	203
Weighted average grant date fair value	$1.38
No. of shares of common stock remaining available for future issuance under equity compensation plans	2,258

(1)	Included in the outstanding options are nineteen from the 2015 Stock Option Plan and twenty-four from the 2021 Omnibus Incentive Plan.

Item 6. [Reserved]

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

During 2023 and 2024, our primary focus has been building out our sales reseller and channel platform and collaborating with those partners to 1) increase our sales pipeline and 2) progress customer prospects, leads and opportunities through the sales lifecycle. Gaining traction with our Shield solutions has taken longer than initially anticipated. We feel that the progress made with our reseller and channel community along with refining our product messaging will help to shorten the sales cycle and grow revenues in future periods.

Results of Operations

Comparison of the Years ended December 31, 2024, and December 31, 2023

	Year Ended December 31,		Change
(in thousands)	2024	2023	$	%
Revenue	$5,771	$5,611	160	2.9%
Cost of Revenue	1,341	1,257	84	6.7%

Gross Profit	4,430	4,354	76	1.7%

Operating Expenses:
Sales and marketing	4,736	5,670	(934)	-16.5%
Research and development	4,435	5,556	(1,121)	-20.2%
General and administrative	3,705	5,174	(1,469)	-28.4%

Operating Loss	(8,446)	(12,046)	3,600	-29.9%

Interest expense	(328)	(958)	630	-65.8%
Interest accretion and amortization of debt issuance costs, net	990	(930)	1,920	-206.5%
Other (expense) income, net	(6)	43	(49)	-114.0%

Net Loss	$(7,790)	$(13,891)	6,101	-43.9%

Revenues

Revenue for the year ended December 31, 2024, totaled $5.8 million an increase of $0.2 million or 2.9% from $5.6 million in 2023. Revenues in the first half of 2024 were hampered by both the delay in the approval of a federal budget which impacted the timing of renewals and task orders received and the loss of a large early Shield customer that had a non-standard custom implementation that was no longer supported. Revenues increased in the second half of 2024 as a result of new customers signed in recent quarters and, to a large degree, the new government awards for the combined use of both threat reporting and the use of Shield technology. Consulting revenues totaled $4.2 million in 2024 compared to $4.0 million in 2023. Shield revenues totaled $1.6 million in 2024 which is flat when compared to 2023. The loss of the large early Shield customer which accounted for greater than 70% of the Shield revenue base has been fully offset by the expanded use of Shield from existing customers and new customers signed in 2024.

We are beginning to see traction with our Shield products with multiple Shield sales that, essentially, are paid proof of values which have the potential for significant Shield sales growth beyond the initial engagement. On December 31, 2024, our Shield opportunities comprised a large percentage of our sales pipeline.

Concentration of Revenues.

Revenues from sales to various U.S. government entities totaled $4.8 million, or 83.8% of revenues, for the year ended December 31, 2024, compared to $2.6 million, or 46.2% of revenues, for the same period in 2023. In 2024 we had three government entities that individually accounted for over 10% of our revenues compared to two in 2023. Sales to commercial customers totaled $0.9 million or 16.2% of total revenue for the year ended December 31, 2024, compared to $3.0 million or 53.8% of total revenue for the same period in 2023. Two commercial customers individually accounted for over 10% of total revenues in 2023. No commercial customers accounted for 10% or greater of total revenues in 2024. Over 2024, we have expanded the number of Shield resellers and referral partners. We anticipate our concentration of revenues will vary among customers in future periods depending upon the timing of certain sales. We anticipate that sales to government customers, while comprising a significant portion of our revenues in future periods, will represent a lower percentage of our revenue base as we gain traction selling our Shield products into commercial markets.

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

Gross Profit

Gross profit for the 12-months ended December 31, 2024, and 2023 totaled $4.4 million or 76.8% and $4.4 million or 77.6%, respectively. The gross profit margin remained relatively flat year-over-year as Shield revenues represented 26% and 28% of revenues in each of 2024 and 2023, respectively. To the extent Shield revenues become a larger percentage of revenues, we anticipate we will see favorable growth in gross profit margins.

Operating Expenses

Operating expenses for the year ended December 31, 2024, totaled $12.9 million, a decrease of 21.5% when compared to $16.4 million for the year ended December 31, 2023. Factors contributing to the decrease most notably related to a reduction in staffing and contract labor expenses, in addition to reduced spending on sales and marketing.

In late March 2023 we implemented cost reduction measures that resulted in the reduction of sixteen permanent positions, the reduced use of contractors and renegotiated or replaced spend on certain sales support and marketing services with less costly programs. As a retention incentive, employees were granted equity awards in March 2023 with a one-year vesting. Reduced non-cash share-based compensation in 2024 in addition to one time negotiated contract savings, and an insurance settlement for legal defense costs associated with litigation matters that arose in 2021, contributed $1.4 million in savings over 2023. Many of the reductions were in Research and Development, which will impact the number and frequency of product releases. As we grow our customer base and increase our revenues, we may choose to accelerate our product development in future periods, which would result in increased spending. Employee headcount on December 31, 2024, totaled fifty compared to forty-nine on December 31, 2023.

Sales and Marketing

Sales and marketing expenses decreased to $4.7 million in 2024, compared to $5.7 million in 2023. The 2024 period included approximately $0.2 million in one-time negotiated contract savings. Certain discretionary marketing spends inclusive of participation in trade shows, utilization of third-party contractors for content and product messaging and travel, are likely to vary over time based on savings initiatives that may be necessary.

Research and Development

Research and development expenses decreased to $4.4 million in 2024 compared to $5.6 million in 2023. The savings in 2024 are a result of cost reduction measures implemented in late March 2023 which included the reduction of 13 FTEs and the reduced use of contractors. Research and development costs may vary over time as we determine the frequency of new releases, improved functionality and enhancements needed to be competitive with our product offering.

General and Administrative

General and administrative expenses totaled $3.7 million in 2024 compared to $5.2 million in 2023. The $1.5 million reduction in the 2024 period relates principally to the elimination of two positions, reduced share-based compensation, and one-time negotiated cost savings of $0.5 million.

Interest Expense

Interest expense for the twelve months ended December 31, 2024, was $328 thousand consisting principally of the stated interest related to the Streeterville and Scott notes, and finance leases. Interest expense for the year ended December 31, 2023, was $958 thousand. The decreased interest expense resulted principally from the $9.5 million aggregate exchange of the Streeterville debt to both common and preferred stock. As of December 31, 2024, $529 thousand of the Streeterville Note One remained outstanding. Interest expenses will vary in the future based on our cash flow and borrowing needs.

Interest Accretion and Amortization of Debt Issuance Costs

During March 2024, the Company entered into exchange agreements to convert $9.5 million in Streeterville debt to $9.3 million of Series A preferred stock and $0.2 million to common stock and, as a result, the Company reversed the interest accretion associated with the ability to stock-settle principal redemptions and wrote-off the remaining deferred debt issue costs resulting in a net credit to interest expense of $1.0 million. For the year ended December 31, 2023, the interest accretion and amortization of debt issuance costs totaled $0.9 million in expense.

Other (Expense) Income, Net

Interest and other income were negligible in 2024 and 2023.

Consolidated Statements of Cash Flows

Our cash flows for the years ended December 31, 2024, and 2023 (in thousands) were:

	Year Ended
	December 31, 2024	December 31, 2023
Net cash used in operating activities	$(6,293)	$(7,767)
Net cash used in investing activities	(1,809)	(1,448)
Net cash provided by financing activities	12,814	6,339
Change in cash and cash equivalents	$4,712	$(2,876)

Operating Activities

Net cash used in operations for the year ended December 31, 2024, was ($6.3) million due to a net loss of ($7.8) million, offset by 1) adjustments for non-cash items of $1.7 million which are mostly comprised of depreciation, stock-based compensation, and interest related to Streeterville notes and 2) ($0.2) million used for working capital.

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

Investing Activities

For the year ended December 31, 2024, net cash used in investing activities was ($1.8) million of which $1.2 million was the capitalization of internally developed software, $0.5 million was the purchase of equipment and $0.1 million was the deposit on financed equipment.

For the year ended December 31, 2023, net cash used in investing activities was ($1.4) million, which was principally the capitalization of internally developed software.

Financing Activities

For year ended December 31, 2024, net cash provided by financing activities was $12.8 million which consisted principally of proceeds from sales of common stock using our ATM program of $9.8 million, a private placement in April 2024 of $2.6 million and proceeds from the sale of common stock and warrants pursuant to warrant inducement offerings of $0.8 million offset partially by principal payments on equipment finance leases of $0.5 million.

For the year ended December 31, 2023, net cash provided by financing activities was $6.3 million which consisted principally of proceeds from sales of common stock using our ATM program of $4.7 million and a private placement in November 2023 of $2.3 million offset partially by a $0.4 million paydown on the Streeterville notes.

Liquidity and Capital Resources

As of December 31, 2024, we had cash and cash equivalents of $4.9 million and $1.9 million in working capital.

Our principal sources of cash for funding operations in 2024 have been net proceeds received from sales of common stock using our ATM program of $9.8 million, a private placement offering completed in April 2024 of $2.6 million, and $0.8 million from the exercise of warrants. Our principal source of cash for funding operations in 2023 was $4.7 million from sales of common stock utilizing the ATM program, a private placement offering completed in November 2023 of $2.3 million and net funds through changes in working capital which included the receipt of the remaining ERC refund of $1.4 million.

ATM Program

B. Riley Securities, Inc. acts as sales agent under our ATM program, which, using the shelf-registration statement on Form S-3 filed on August 5, 2021, allowed us to potentially sell up to $50.0 million of our common stock. On April 11, 2023, as a result of limitations under General Instruction I.B.6 of Form S-3, and in agreement with the terms of the sales agreement, the Company revised the aggregate offering price of shares of common stock that could be sold pursuant to the ATM program to $15.0 million. In December 2024, we completed the sale of $15 million in common stock. For the year ended December 31, 2024, we received $9.8 million, net of fees for sales of common stock pursuant to the program.

We filed a replacement shelf registration on Form S-3 on January 30, 2025 with an effective date of February 10, 2025, pursuant to which we can sell up to $50.0 million of our common stock. As of February 25, 2025, our public float calculated in accordance with General Instruction I.B.1 of Form S-3,was $112.9 million based on 19,342,776 shares of common stock outstanding of which 17,861,513 shares are held by non-affiliates, and a per share price of $6.32 based on the average of the bid and asked prices of our common stock on the Nasdaq Capital Market on December 30, 2024.

Standby Equity Purchase Agreement

On July 3, 2024, we entered into a $10 million Standby Equity Purchase Agreement (“SEPA”) with Streeterville Capital, LLC (“Streeterville”) pursuant to which the Company has the right to direct Streeterville during the 24-month term of the agreement to purchase common stock subject to certain limitations and conditions set forth in the SEPA.

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

During 2024, pursuant to the SEPA, Streeterville purchased 1.2 million shares of common stock resulting in aggregate net proceeds of $1.8 million of which $0.1 million was received in 2024 and the remaining $1.7 million was received on January 2nd and 3rd, 2025.

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

In 2023 and 2022 we made $0.4 million and $1.5 million in principal payments, respectively. In the fourth quarter 2023 through 3 separate transactions, we exchanged $0.6 million in aggregate principal on the First Note for 93.6 thousand shares of our common stock. In March 2024, we exchanged $0.2 million in principal for 52.2 thousand shares of common stock. Also in March 2024, we exchanged $9.3 million in principle for 9,275 shares of our newly created Series A preferred stock. The issuance of both common and preferred shares was made pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act. The Series A preferred stock has a stated value of $1,100 per share and is subject to the preferences and designations as more fully described in our Amended and Restated Articles of Incorporation filed on March 15, 2024. Following the exchanges noted herein, the remaining balance on the first note was $0.5 million. The maturity date for the first note was September 2024, we are in discussions with Streeterville to redeem or amend this note.

In September 2024, we entered into a note purchase agreement with Streeterville where Streeterville purchased a note payable in the principal amount of $0.6 million in exchange for $0.5 million in cash after redemption of $0.1 million of Series A preferred stock. The note called for weekly payments of $25 thousand until the maturity on November 18, 2024. In the event the note was not repaid on the maturity date, weekly payments would increase to $50 thousand. The note bore no interest. This note was repaid in full in December 2024.

During 2024, we entered into two separate note purchase agreements with our Chief Executive Officer, Anthony Scott. On January 2, 2024, Scott purchased a note payable in the principal amount of $1.1 million in exchange for $1.0 million in cash. The note called for weekly payments of $40,000 until maturity on June 15, 2024. Interest accrued on the balance of the note at 7% per annum compounding daily. During the quarter ended March 31, 2024, we made $200 thousand in principal payments. On March 20, 2024, Scott purchased a second note payable in the principal amount of $343 thousand in exchange for $340 thousand in cash. The note was non-interest bearing and matured on April 19, 2024. On April 2, 2024, we reduced the principal balance due under the note by $101 thousand which reflected the amount due from Scott for the exercise of common stock purchase warrants. On April 19, 2024, Scott entered into a private placement subscription agreement to convert the aggregate remaining outstanding balance of $1.1 million for both notes in exchange for common stock and common stock purchase warrants.

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

Pursuant to ASC Topic 350-40 Internal Use Software Accounting Capitalization, certain development costs related to our products during the application development stage are capitalized as part of property and equipment. Costs incurred in the preliminary stages of development are expensed as incurred. The preliminary stage includes activities such as conceptual formulation of alternatives, evaluation of alternatives, determination of existence of needed technology, and the final selection of alternatives. Once the application development stage is reached, internal and external costs are capitalized until the software is complete and ready for its intended use. Capitalized internal use software is amortized on a straight-line basis over its estimated useful life, which is generally three years.

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

Consulting services, including reporting, are typically done monthly, and revenue is matched accordingly. Product sales may include maintenance and customer support allocated revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy using the relative selling price method. All product offering and service offering market values are readily determined based on current and prior stand-alone sales. We defer and recognize maintenance, updates, and support revenue over the term of the contract period, which is generally one year.

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

We utilize the five-step process mentioned above, per ASC Topic 606, to recognize sales and will follow that directive, also, to define revenue items as individual and distinct. INTRUSION Shield services provided to our customers for a fixed monthly subscription fee include:

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

Allowances for Credit Losses

We maintain allowances for credit losses for estimated losses resulting from the inability of our customers to make the required payments. Our receivables are uncollateralized, and we expect to continue this policy in the future. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, increased allowances may be required. Historically, our estimate for sales returns and credit losses have not differed materially from actual results.

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

Item 9A. Controls and Procedures.

Evaluation of Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As of December 31, 2024, the Company’s management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s evaluation included an assessment of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company’s overall control environment. Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of Consolidated Financial Statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. The Company reviewed the results of management’s assessment with the Audit Committee of the Board of Directors.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended December 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Certain information called for by this item regarding our directors will be included in our definitive proxy statement, to be filed with the SEC no later than 120 calendar days after December 31, 2024, for our 2025 Annual Meeting of Stockholders (the “Proxy Statement”), under the headings “Proposal One—Election of Directors” and “Corporate Governance” and is incorporated herein by reference.

Certain information called for by this item regarding our directors and executive officers’ compliance with Section 16(a) of the Exchange Act will be included in the Proxy Statement, if required, under the heading “Delinquent Section 16(a) Reports” and, if included in the Proxy Statement, is incorporated herein by reference.

Certain information called for by this item regarding the Nominating and Governance Committee of our Board of Directors and the procedures by which our stockholders may recommend nominees to our Board of Directors, and information regarding the Audit Committee of our Board of Directors and its audit committee financial expert will be included in the Proxy Statement under the headings “Corporate Governance—Committees,” “Nomination of Directors,” and “Stockholder Proposals” and is incorporated herein by reference.

Information called for by this item regarding our Insider Trading Policy will be included in the Proxy Statement under the heading “Insider Trading Policy.”

Information called for by this item regarding our equity grant timing policies will be included in the Proxy Statement under the heading “Equity Grant Timing Policies.”

Code of Business Conduct and Ethics

All of the Company’s directors and employees are required to abide by the Company’s Code of Business Conduct and Ethics, which the Company adopted on September 14, 2020, as amended on March 16, 2022 (the “Code”) to ensure that the Company’s business is conducted in a consistently legal and ethical manner and to avoid instances of insider trading. The Code covers areas of professional conduct that include conflicts of interest, fair dealing and the strict adherence to all laws and regulations applicable to the conduct of the Company’s business. The full text of the Code is published on the Company’s website under the investor relations tab at www.intrusion.com. The Company intends to disclose future amendments to, or waivers from, certain provisions of the Codes of Ethics on the Company’s website within four business days following the date of such amendment or waiver. Upon the written request of any stockholder, the Company will furnish, without charge, a copy of the Code. This request should be directed to the Company’s Secretary at 101 East Park Blvd., Suite 1200, Plano, TX 75074.

Item 11. Executive Compensation.

The information called for by this item will be included in the Proxy Statement under the headings “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item will be included in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference to the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item will be included in the Proxy Statement under the headings “Certain Relationships and Related Party Transactions,” “Proposal One—Election of Directors,” Corporate Governance—Director Independence” and “Croporate Governance—Committees” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information called for by this item will be included in the Proxy Statement under the heading “Proposal Two—Ratification of the Appointment of Independent Registered Proxy Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)     1. Consolidated Financial Statements.

The following Consolidated Financial Statements of Intrusion Inc. and subsidiaries, are submitted as a separate section of this report (See F-pages):

(b)     Exhibits.

Exhibit Number	Description of Exhibit
3.1(3)	Restated Certificate of Incorporation of the Registrant
3.2(30)	Certificate of Amendment to Certificate of Incorporation of Registrant
3.3(19)	Amended and Restated Bylaws of the Company
3.4(33)	Certificate of Amendment to Certificate of Designations of Preferences and Rights of Series A Preferred Stock of Intrusion Inc. a Delaware Corporation, filed by the registrant with the State of Delaware, Secretary of State, Division of Corporations on May 9, 2024.
3.5(38)	Amended and Restated Certificate of Incorporation of the Company, dated as of March 15, 2024.
3.6(39)	Designations of Preferences and Rights of Series A Preferred Stock of the Registrant, filed by the Registrant with the State of Delaware, Secretary of State, Division of Corporations on March 15, 2024.
4.1(5)	Specimen Common Stock Certificate
4.2(17)	Description of the Registrant’s Capital Stock
4.3(13)	Form of Convertible Promissory Note #1 Issued Under the Securities Purchase Agreement dated March 10, 2022, by and between the Registrant and Streeterville Capital, LLC
4.4(13)	Form of Convertible Promissory Note #2 Issued Under the Securities Purchase Agreement dated March 10, 2022, by and between the Registrant and Streeterville Capital, LLC
4.5(14)	Form of Warrant Issued under that Securities Purchase Agreement between the Registrant and the Purchaser identified on the signature pages thereto, dated September 12, 2022
4.6(20)	Form of Warrant
4.7(20)	Form of Placement Agent Warrant
4.8(26)	Promissory Note dated January 2, 2024, by and between Registrant and Anthony Scott, President and Chief Executive Officer of Intrusion, Inc.
10.1(13)	Securities Purchase Agreement dated March 10, 2022, by and between the Registrant and Streeterville Capital, LLC
10.2(15)	Amendment dated January 11, 2023, to the Securities Purchase Agreement dated March 10, 2022, by and between the Registrant and Streeterville Capital, LLC
10.3(14)	Securities Purchase Agreement between the Registrant and the Purchasers identified on the signature pages thereto, dated September 12, 2022
10.4(16)	Note Purchase Agreement dated February 23, 2023, by and Between Registrant and Streeterville Capital, LLC
10.5(2)+	Amended and Restated 401(k) Savings Plan of the Registrant
10.6(4)+	Intrusion Inc. 401(k) Savings Plan Summary of Material Modifications
10.7(6)+	Amended 2005 Stock Incentive Plan of the Registrant
10.8(7)+	2015 Stock Incentive Plan of the Registrant
10.9(8)+	Form of Notice of Grant of Stock Option
10.10(8)+	Form of Stock Option Agreement
10.11(8)+	Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Initial Grant)
10.12(8)+	Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Annual Grant)
10.13(8)+	Form of Automatic Stock Option Agreement
10.14(9)+	Intrusion Inc. 2021 Omnibus Incentive Plan
10.15(10)+	Form of Incentive Stock Option Award Agreement to the Intrusion Inc. 2021 Omnibus Incentive Plan
10.16(18)+	Form of Restricted Stock Award Agreement to the Intrusion Inc. 2021 Omnibus Incentive Plan
10.17(18)+	Form of Non-Qualified Stock Option Agreement to the Intrusion Inc. 2021 Omnibus Incentive Plan
10.18(11)	Sales Agreement, dated August 5, 2021, between the Registrant and B. Riley Securities, Inc.
10.19(12)+	Executive Employment Agreement between Intrusion Inc. and Anthony Scott, dated November 11, 2021
10.20(21)	Forbearance and Standstill Agreement dated August 2, 2023, by and between Registrant and Streeterville Capital, LLC
10.21(21)	Amendment to Forbearance Agreement dated August 7, 2023, by and between Registrant and Streeterville Capital, LLC
10.22(22)	Stipulation of Compromise and Settlement September 28, 2023 (Prawatt V Blount, et al)
10.23(23)	Exchange Agreement dated October 11, 2023, by and between Registrant and Streeterville Capital, LLC
10.24(23)	Exchange Agreement dated October 17, 2023, by and between Registrant and Streeterville Capital, LLC
10.25(24)	Form of Securities Purchase Agreement by and between the Registrant and the Purchasers dated November 8, 2023
10.26(24)	Form of Placement Agent Agreement by and between the Registrant and Wellington Shields & Company LLC dated November 8, 2023
10.27(24)	Form of Lock-up Agent Agreement
10.28 (25)	Exchange Agreement dated December 19, 2023, by and between Registrant and Streeterville Capital, LLC
10.29(26)	Form of Invoice Financing Agreement dated January 2, 2024, by and between Registrant and Anthony Scott, President and Chief Executive Officer of Intrusion, Inc.

10.30(26)	Security Agreement dated January 2, 2024, by and between Registrant and Anthony Scott, President and Chief Executive Officer of Intrusion, Inc.
10.31(27)	Notice of Pendency and Proposed Settlement of Action dated December 21, 2023.
10.32(28)	Exchange Agreement dated March 7, 2024, by and between Registrant and Streeterville Capital, LLC
10.33(29)	Exchange Agreement dated March 15, 2024, by and between Registrant and Streeterville Capital, LLC
10.34(29)	Form of Partitioned Promissory Note, Note #1 dated March 15, 2024, by and between Registrant and Streeterville Capital, LLC
10.35(31)	Lease between dated September 29, 2023 by and between Registrant and JBA Portfolio, LLC
10.36(32)	Form of New Warrant.
10.37(34)	Exchange Agreement dated May 10, 2024, by and between the Registrant and Streeterville Capital, LLC.
10.38(35)	Standby Equity Purchase Agreement, dated July 3, 2024.
10.39(36)	Standby Equity Purchase Agreement, dated June 3, 2024, by and between Registrant and Streeterville Capital, LLC.
10.40(37)	Registration Rights Agreement, dated June 3, 2024, by and between Registrant and Streeterville Capital, LLC.
10.41(40)	Exchange Agreement by and between the Registrant and Streeterville Capital, LLC, dated as of December 6, 2024.
10.42(41)	Form of Warrant.
14.1(17)	Code Of Conduct
19.1(1)	Insider Trading Policy
21(18)	List of Subsidiaries of Registrant
23.1(1)	Consent of Whitley Penn LLP, Independent Registered Public Accounting Firm
31.1(1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act
31.2(1)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act
32.1(1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(1)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97(31)	Compensation Recovery Policy
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

+ Indicates management contract or compensatory plan.

(1)	Filed or furnished herewith.
(2)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, which Exhibit is incorporated herein by reference.
(3)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 15, 2010, which Exhibit is incorporated herein by reference.
(4)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, which Exhibit is incorporated herein by reference.
(5)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (as amended), which Exhibit is incorporated herein by reference.
(6)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 15, 2005, which Exhibit is incorporated herein by reference.
(7)	Filed as an Exhibit to the Registrant’s Definitive Proxy Statement on Schedule 14A in connection with the solicitation of proxies for its Annual Meeting of Stockholders held May 14, 2015, which Exhibit is incorporated herein by reference.
(8)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (as amended), which Exhibit is incorporated herein by reference.
(9)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on May 24, 2021, which Exhibit is incorporated by reference herein.
(10)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2021, which Exhibit is incorporated by reference herein.
(11)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 filed on August 5, 2021, which Exhibit is incorporated by reference herein.
(12)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on November 17, 2021, which Exhibit is incorporated by reference herein.
(13)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on March 10, 2022, which Exhibit is incorporated by reference herein.
(14)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on September 12, 2022, which Exhibit is incorporated by reference herein.

(15)	Filed as an Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 17, 2023, which Exhibit is incorporated by reference herein.
(16)	Filed as an Exhibit 10.1 to Registrant’s Current Report on Form 8-K on March 1, 2023, which Exhibit is incorporated by reference herein.
(17)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2021, which Exhibit is incorporated herein by reference.
(18)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2022, which Exhibit is incorporated herein by reference.
(19)	Filed as an Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 21. 2023, which Exhibit is incorporated herein by reference.
(20)	Filed as Exhibits 4.1 and 4.2 to the Registrant’s Current Report on Form 8-K filed on November 9, 2023, which Exhibits are incorporated herein by reference.
(21)	Filed as Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed on August 7, 2023, which Exhibits are incorporated herein by reference.
(22)	Filed as an Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 2, 2023, which Exhibit is incorporated herein by reference.
(23)	Filed as Exhibits 99.1 and 99.2 of the Registrant’s Current Report on Form 8-K filed on October 17, 2023, which Exhibits are incorporated herein by reference.
(24)	Filed as Exhibits 10.1, 10.2 and 10.3 to Registrant’s Current Report on Form 8-K filed on November 9, 2023, which Exhibits are incorporated herein by reference.
(25)	Filed as an Exhibits 10.1 to Registrant’s Current Report on Form 8-K filed on December 22, 2023, which Exhibit is incorporated herein by reference.
(26)	Filed as Exhibits 4.1, 10.1 and 10.2 to Registrant’s Current Report on Form 8-K filed on January 3, 2024, which Exhibit is incorporated herein by reference.
(27)	Filed as Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on January 9, 2024, which Exhibit is incorporated herein by reference.
(28)	Filed as Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed March 13, 2024, which Exhibit is incorporated herein by reference.
(29)	Filed as Exhibits 10.1 and 10.2 of the Registrant’s Current Report on Form 8-K filed on March 18, 2024, which Exhibits are incorporated herein by reference.
(30)	Filed as Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on March 27, 2024, which Exhibit is incorporated herein by reference.
(31)	Filed as Exhibits 10.35 and 97 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which Exhibits are incorporated herein by reference.
(32)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 12, 2024, which Exhibit is incorporated herein by reference.
(33)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 15, 2024, which Exhibit is incorporated herein by reference.
(34)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2024, which Exhibit is incorporated herein by reference.
(35)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 10, 2024, which Exhibit is incorporated herein by reference.
(36)	Filed as Exhibit 10.37 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280914) filed on July 19, 2024, which Exhibit is incorporated herein by reference.
(37)	Filed as Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280914) filed on July 19, 2024, which Exhibit is incorporated herein by reference.
(38)	Filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280914) filed on July 19, 2024, which Exhibit is incorporated herein by reference.
(39)	Filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280914) filed on July 19, 2024, which Exhibit is incorporated herein by reference.
(40)	Filed as Exhibit 10.35 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-3 (File No. 333-281565) filed on December 17, 2024, which Exhibit is incorporated herein by reference.
(41)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2025, which Exhibit is incorporated herein by reference.

Item 16. Form 10K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 27, 2025	INTRUSION INC.
(Registrant)

	By:	/s/ Anthony Scott
Anthony Scott
President & Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kimberly Pinson
Kimberly Pinson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony Scott	Chief Executive Officer, Director	February 27, 2025
Anthony Scott	(Principal Executive Officer)

/s/ Kimberly Pinson	Chief Financial Officer	February 27, 2025
Kimberly Pinson	Principal Financial and Accounting Officer

/s/ Anthony J. LeVecchio	Executive Chairman, Director	February 27, 2025
Anthony J. LeVecchio

/s/ Dion Hinchcliffe	Director	February 27, 2025
Dion Hinchcliffe

/s/ Katrinka B. McCallum	Director	February 27, 2025
Katrinka B. McCallum

/s/ Gregory K. Wilson	Director	February 27, 2025
Gregory K. Wilson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Intrusion Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Intrusion Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Dallas, Texas

February 27, 2025

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$4,851	$139
Accounts receivable, net	169	364
Prepaid expenses and other assets	514	635
Total current assets	5,534	1,138
Noncurrent Assets:
Property and equipment:
Equipment	2,690	2,069
Capitalized software development	3,948	2,791
Leasehold improvements	18	15
Property and equipment, gross	6,656	4,875
Accumulated depreciation and amortization	(2,809)	(1,955)
Property and equipment, net	3,847	2,920
Finance leases, right-of-use assets, net	491	382
Operating leases, right-of-use assets, net	1,356	1,637
Other assets	281	171
Total noncurrent assets	5,975	5,110
TOTAL ASSETS	$11,509	$6,248

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable, trade	$1,508	$2,215
Accrued expenses	291	222
Finance lease liabilities, current portion	405	384
Operating lease liabilities, current portion	209	178
Notes payable	529	10,823
Deferred revenue	730	439
Total current liabilities	3,672	14,261

Noncurrent Liabilities:
Finance lease liabilities, noncurrent portion	172	3
Operating lease liabilities, noncurrent portion	1,414	1,539
Total noncurrent liabilities	1,586	1,542

Commitments and Contingencies – (See Note 7)

Stockholders’ Equity (Deficit):
Preferred stock, $0.01 par value: Authorized shares – 5,000; Issued shares – 4 in 2024 and 0 in 2023	3,827	–
Common stock, $0.01 par value: Authorized shares – 80,000; Issued shares – 15,591 in 2024 and 1,848 in 2023; Outstanding shares – 15,590 in 2024 and 1,847 in 2023	156	18
Common stock held in treasury, at cost – 1 shares	(362)	(362)
Additional paid-in capital	122,552	101,049
Stock subscription receivable	(1,872)	–
Accumulated deficit	(118,007)	(110,217)
Accumulated other comprehensive loss	(43)	(43)
Total stockholders’ equity (deficit)	6,251	(9,555)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$11,509	$6,248

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023
Revenue	$5,771	$5,611
Cost of Revenue	1,341	1,257

Gross Profit	4,430	4,354

Operating Expenses:
Sales and marketing	4,736	5,670
Research and development	4,435	5,556
General and administrative	3,705	5,174

Operating Loss	(8,446)	(12,046)

Interest expense	(328)	(958)
Interest accretion and amortization of debt issuance costs, net	990	(930)
Other (expense) income, net	(6)	43

Loss Before Income Taxes	(7,790)	(13,891)
Income Tax	–	–

Net Loss	$(7,790)	$(13,891)

Net Loss Per Share:
Basic	$(1.63)	$(11.46)
Diluted	$(1.63)	$(11.46)

Weighted Average Common Shares Outstanding:
Basic	5,275	1,212
Diluted	5,275	1,212

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

							Accumulated
	Series A						Other	Additional	Stock
	Preferred Stock		Common Stock		Treasury Stock		Comprehensive	Paid-In	Subscription	Accumulated
	Dollars	Shares	Dollars	Shares	Dollars	Shares	Loss	Capital	Receivable	Deficit	Total
Balance, December 31, 2022	$–	–	$11	1,060	$(362)	1	$(43)	$92,505	$–	$(96,326)	$(4,215)
Issuance of additional shares for fractional shares held at time of reverse split on March 22, 2024	–	–	–	57	–	–	–	–	–	–	–
Stock-based compensation expense	–	–	–	–	–	–	–	972	–	–	972
Exercise of stock options	–	–	–	3	–	–	–	8	–	–	8
Public stock offering, net of fees	–	–	4	405	–	–	–	4,674	–	–	4,678
Restricted stock awards	–	–	–	11	–	–	–	–	–	–	–
Withholdings related to stock-based compensation awards	–	–	–	–	–	–	–	(5)	–	–	(5)
Private offering proceeds, net of fees	–	–	2	218	–	–	–	2,344	–	–	2,346
Issuance of common stock to reduce notes payable	–	–	1	93	–	–	–	549	–	–	550
Issuance of common stock through employee stock purchase plan	–	–	–	1	–	–	–	2	–	–	2
Net loss	–	–	–	–	–	–	–	–	–	(13,891)	(13,891)
Balance, December 31, 2023	$–	–	$18	1,848	$(362)	1	$(43)	$101,049	–	$(110,217)	$(9,555)
Stock-based compensation expense	–	–	–	–	–	–	–	343	–	–	343
Public stock offering, net of fees	–	–	70	7,009	–	–	–	9,731	–	–	9,801
Issuance of common stock to reduce notes payable	–	–	–	52	–	–	–	200	–	–	200
Issuance of preferred stock to reduce notes payable	9,275	9	–	–	–	–	–	–	–	–	9,275
Issuance of common stock and warrants associated with warrant inducement	–	–	6	555	–	–	–	841	–	–	847
Issuance of common stock and warrants, net of fees	–	–	13	1,349	–	–	–	2,606	–	–	2,619
Exchange of Series A preferred stock for common stock	(6,734)	(6)	27	2,637	–	–	–	6,707	–	–	–
Issuance of common stock in exchange for minority interest in company	–	–	1	59	–	–	–	99	–	–	100
Issuance of common stock to settle vendor payable	–	–	6	574	–	–	–	354	–	–	360
Issuance of common stock associated with entry into Standby Equity Purchase Agreement	–	–	3	310	–	–	–	(1)	–	–	2
Issuance of common stock for advance on Standby Equity Purchase Agreement, net of fees	–	–	12	1,196	–	–	–	2,027	(1,872)	–	167
Redemption of preferred stock	(119)	–	–	–	–	–	–	–	–		(119)
Issuance of preferred stock for payment of preferred return	781	1	–	–	–	–	–	(782)	–	–	(1)
Amortization of preferred stock exchange premium	624	–	–	–	–	–	–	(624)	–
Issuance of common stock through employee stock purchase plan	–	–	–	2	–	–	–	2	–	–	2
Net loss	–	–	–	–	–	–	–	–	–	(7,790)	(7,790)
Balance, December 31, 2024	$3,827	4	$156	15,591	$(362)	1	$(43)	$122,552	$(1,872)	$(118,007)	$6,251

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRUSION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023
Operating Activities:
Net Loss	$(7,790)	$(13,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,648	1,659
Gain on disposal of fixed assets	8	–
Provision for credit losses	89	69
Stock-based compensation	343	972
Non-cash lease costs	472	328
Note 1 and 2 interest accretion up to the redemption common stock settlement amount and debt issuance costs	(990)	930
Other non-cash interest	171	729
Changes in operating assets and liabilities:
Accounts receivable	106	97
Prepaid expenses and other assets	89	1,214
Accounts payable and accrued expenses	(461)	411
Operating lease liabilities	(269)	(269)
Deferred revenue	291	(16)
Net cash used in operating activities	(6,293)	(7,767)

Investing Activities:
Purchases of property and equipment	(533)	(157)
Capitalized software development	(1,195)	(1,291)
Deposit on financed equipment	(81)	–
Net cash used in investing activities	(1,809)	(1,448)

Financing Activities:
Proceeds from notes payable	1,838	–
Payments of notes payable	(1,938)	(400)
Reduction of finance lease liabilities	(504)	(290)
Proceeds from public stock offering, net of fees	9,800	4,678
Proceeds from sale of common stock and warrants, net of fees	2,619	2,346
Proceeds from warrant inducements	847	–
Proceeds from sale of stock under the standby equity purchase agreement	150	–
Proceeds from stock options exercised	–	8
Proceeds related to the issuance of common stock under stock purchase plan	2	2
Withholdings related to stock-based compensation awards	–	(5)
Net cash provided by financing activities	12,814	6,339

Net increase (decrease) in cash and cash equivalents	4,712	(2,876)
Cash and cash equivalents at beginning of year	139	3,015
Cash and cash equivalents at end of year	$4,851	$139

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Cash paid for interest	$21	$229

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capitalized assets and capitalized software included in accounts payable	$(300)	$307
Common stock issued to reduce notes payable	$200	$550
Assets modified / acquired under a right of use (“ROU”) operating lease	$47	$1,461
Assets modified / acquired under a ROU finance lease	$694	$–
Preferred stock issued to reduce notes payable	$9,275	$–
Preferred Return on Preferred Stock	$781	$–
Redemption of Preferred Stock in conjunction with issuance of note payable	$100	$–
Common stock used for minority investment in company	$100	$–
Common stock issued to settle accounts payable	$360	$–
Accounts payable on capitalized assets settled with vendor	$116	$–
Exchanges of preferred stock for common stock	$6,734	$–
Amortization of preferred stock exchange premium	$624	$–

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

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. The entity has suffered recurring losses from operations and negative cash flows from operations for several years. On December 31, 2024, the Company had cash and cash equivalents of $4.9 million and had a net working capital of $1.9 million. During January 2025, the Company raised $7.5 million in a registered direct offering to a single accredited institutional investor and raised $1.7 million from the sale of common stock from draws on the previously announced Standby Equity Purchase Agreement (SEPA) with Streeterville Capital, LLC. These capital raises when combined with our cash and cash equivalents at December 31, 2024 are sufficient to fund our operations for the next twelve months from issuance of these financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances that may at times exceed federally insured limits. The Company’s cash balances are maintained at a high-quality financial institution, and the Company believes the credit risk related to these cash balances is minimal. As of December 31, 2024, and 2023, the Company had approximately $4.9 million and $0.1 million, respectively, of cash and cash equivalents.

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

The Company’s accounts receivable represents unconditional contract billings for sales per contracts with customers and are classified as current. As of December 31, 2024, and 2023 the Company had accounts receivable balances of $0.2 million and $0.4 million, respectively. As of December 31, 2024, and 2023, the Company had an allowance for credit losses of $0.1 million.

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

The Company’s operations are concentrated in one area - security software/entity identification. Sales to the U.S. Government through direct and indirect channels totaled 83.8% of total revenues attributable to seven government customers and 46.2% of total revenues attributable to six government customers for the years ended December 31, 2024, and 2023, respectively. Three individual government customers during the year ended December 31, 2024, individually accounted for over 10% of total revenues and during the year ended December 31, 2023, two government customers and two commercial customers, individually accounted for over 10% of total revenues. For 2024, three customers represent 81% of total revenue. For 2023, four customers represent 86% of total revenue. For Shield, two customers account for 72% and one customer accounts for 79% of Shield revenue for 2024 and 2023, respectively. Consulting revenues totaled $4.2 million in 2024 compared to $4.0 million in 2023. Shield revenues totaled $1.6 million in 2024 which is flat when compared to 2023.

The Company’s similar product and service offerings are not viewed as individual segments, as the Company’s management analyzes the business as a whole and expenses are not allocated to each product offering. The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM utilizes both Operating Loss and Net Loss from the Consolidated Statement of Operations to assess performance of the single segment. There are no other significant segment expenses or other segment items that would require disclosure.

Prepaid Expenses and Other Assets

The Company’s prepaid expenses and other assets balance are primarily related to prepaid insurance, prepaid software, and other services, which represents the unamortized balance of insurance premiums, or other prepaid services and products. These payments are amortized on a straight-line basis over the policy or service term.

Property and Equipment

Equipment, furniture, and fixtures are stated at cost less accumulated depreciation and depreciated on a straight-line basis over the estimated useful lives of the assets. Such lives vary from one to 5 five years. Capitalized software development is stated at cost less accumulated amortization on a straight-line basis over its estimated useful life, which is generally three years. Leasehold improvements are stated at cost less accumulated amortization and are amortized on a straight-line basis over the shorter of estimated useful lives of the assets or the remaining terms of the leases. Such lives vary from two to five years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Repair and maintenance costs are expensed as incurred.

The Company capitalizes internally developed software using the Agile software development methodology which allows the Company to accurately track, and record costs associated with new software development and enhancements. Pursuant to ASC Topic 350-40 Internal Use Software Accounting Capitalization, certain development costs related to the Company’s products during the application development stage are capitalized as part of property and equipment. Costs incurred in the preliminary stages of development are expensed as incurred. The preliminary stage includes activities such as conceptual formulation of alternatives, evaluation of alternatives, determination of existence of needed technology, and the final selection of alternatives. Once the application development stage is reached, internal and external costs are capitalized until the software is complete and ready for its intended use.

Depreciation and amortization are recorded as operating expenses in the Consolidated Statement of Operations. Depreciation and amortization related to the Company’s property and equipment balances totaled approximately $1.0 million for the years ended December 31, 2024, and 2023.

Long-Lived Assets

The Company reviews long-lived assets, including property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows to be generated by the asset. If the carrying value exceeds the future undiscounted cash flows, the assets are written down to fair value. During the years ended December 31, 2024, and 2023, there was no impairment of long-lived assets.

Leases

The Company accounts for leases using guidance in ASC Topic 842. The Company evaluates new contracts at inception to determine if the contract conveys the right to control the use of an identified asset for a period in exchange for periodic payments. A lease exists if the Company obtains substantially all the economic benefits of an asset, and the Company has the right to direct the use of that asset. When a lease exists, the Company records a right-of-use asset that represents its right to use the asset over the lease term and a lease liability that represents its obligation to make payments over the lease term. Lease liabilities are recorded at the sum of future lease payments discounted by the collateralized rate the Company could obtain to lease a similar asset over a similar period, and right-of-use assets are recorded equal to the corresponding lease liability, plus any prepaid or direct costs. The Company does not record a right-of-use asset for leases with initial terms of twelve months or less.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, or other sources and are recorded when it is probable that a liability has been incurred, and the amount of the assessment can be reasonably estimated. The Company is involved in various lawsuits, claims and administrative proceedings arising in the normal course of business. For additional information, see Note 7 – Commitments and Contingencies.

Foreign Currency

All assets and liabilities in the balance sheets of foreign subsidiaries whose functional currency is other than the U.S. dollar is translated at year-end exchange rates. All revenues and expenses in the statement of operations of these foreign subsidiaries are translated at average exchange rates for the year. Translation gains and losses are not included in determining net income but are shown in accumulated other comprehensive loss in the stockholders’ equity (deficit) section of the Consolidated Balance Sheets. Foreign currency transaction gains and losses are included in determining net loss and were not significant.

Fair Value of Financial Instruments

The Company calculates the fair value of the assets and liabilities which qualify as financial instruments and includes additional information in the Notes to Consolidated Financial Statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of accounts receivable, accounts payable and accrued expenses approximate their carrying amounts due to the relatively short maturity of these instruments. Notes payable and financing and operating leases approximate fair value as they bear market rates of interest. None of these instruments are held for trading purposes.

Revenue Recognition

The Company recognizes product revenue upon shipment or after meeting certain performance obligations. These products can include hardware, software subscriptions and consulting services. The Company also offers software on a subscription basis subject to SaaS. Warranty costs have not been material.

The Company recognizes sales of the Company’s data sets in accordance with ASC Topic 606 whereby revenue from contracts with customers are recognized once the criteria under the five steps below are met:

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

The Company utilizes the five-step process mentioned above, per ASC Topic 606 to recognize sales and will follow that directive, also, to define revenue items as individual and distinct. INTRUSION Shield services are provided to customers for a fixed monthly subscription fee include:

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

INTRUSION Shield contracts provide for no other services, and the Company’s customers have no rebates or return rights, nor are there any such rights anticipated to be offered as part of this service.

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

The Company’s accounts receivable represents unconditional contract billings for sales per contracts with customers and are classified as current assets. As of December 31, 2024, 2023, and 2022, the Company had accounts receivable balance of $0.2 million, $0.4 million, and $0.5 million, respectively. As of December 31, 2024, and 2023, the Company had an allowance for credit losses of $0.1 million.

Contract liabilities consist of cash payments in advance of the Company satisfying performance obligations and recognizing revenue. The Company classifies contract liabilities as deferred revenue.

The following table presents changes in the Company’s contract liabilities during the years ended December 31, 2024, and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Balance at beginning of year	$439	$455
Additions	3,914	4,727
Revenue recognized	(3,623)	(4,743)
Balance at end of year	$730	$439

Accounting for Stock-based Compensation Awards

The Company accounts for stock-based compensation awards using the guidance in ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). The Company’s stock-based compensation awards are granted to directors, officers, and employees. ASC 718 requires all such stock-based compensation, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Stock-based compensation expense recognized in the statements of operations for the years ended 2024 and 2023 is based on awards ultimately expected to vest.

Research and Development Costs

The Company’s research and development of new software products are expensed until the application development stage is obtained. Once the application development stage is reached, internal and external costs are capitalized until the software is complete and ready for the intended use. The company incurs research and development costs that relate primarily to the development of new security software, appliances and integrated solutions, and major enhancements to existing services and products. Research and development costs are comprised primarily of payroll and related benefit expenses, contract labor and prototype and other expenses incurred during research and development efforts.

Pursuant to ASC Topic 350-40, Internal Use Software Accounting-Capitalization, software development costs related to the Company’s products during the application development stage are capitalized.

Advertising Expenses

The cost of advertising is expensed as incurred or deferred until first use of advertising and expensed ratably over the applicable periods. Advertising expenses were nominal in fiscal 2024 with $0.1 million in expense in fiscal 2023.

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

The Company files income tax returns in the U.S. federal jurisdiction. On December 31, 2024, tax returns related to fiscal years ended December 31, 2021, through December 31, 2023, remain open to possible examination by most tax authorities while tax returns in a few states remain open related to fiscal years ended December 31, 2020, through December 31, 2023. No tax returns are currently under examination by any tax authorities.

Net Loss Per Share

The Company reports two separate net loss per shares numbers, basic and diluted. Basic net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders for the year by the weighted average number of common shares outstanding for the year. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders for the year by the weighted average number of common shares and dilutive common stock equivalents outstanding for the year. The common stock equivalents include all common stock issuable upon the exercise of outstanding warrants, options and vesting of restricted stock awards. The aggregate number of common stock equivalents excluded from the diluted loss per share calculated for the year ended December 31, 2024, and 2023 totaled 2.4 million and 0.2 million, respectively. Since the Company is in a net loss position for the year ended December 31, 2024, and 2023, basic and dilutive net loss per share is the same.

Recent Accounting Pronouncements

In September 2023, FASB issued ASU 2023-07, titled "Segment Reporting: Improvements to Reportable Segment Disclosures". The Company adopted this standard for the fiscal year ended December 31, 2024.

In December 2023, FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures. The new standard requires annual disclosure of the specific categories in the rate reconciliation, and additional information for reconciling items that meet a quantitative threshold. Additional information may be required on reconciling items. The new guidance is effective for fiscal years beginning after December 15, 2024, early adoption is permitted. The Company is evaluating the impact of the new guidance on its Consolidated Financial Statements and related disclosures.

3. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (dollars in thousands):

	December 31,
	2024	2023

Contract assets	$8	$304
Prepaid insurance	166	143
Prepaid licenses	40	14
Prepaid other	285	174
Other	15	–
Total prepaid expenses and other assets	$514	$635

4. Accrued Expenses

Accrued expenses consisted of the following (dollars in thousands):

	December 31,
	2024	2023

Accrued legal and professional fees	$–	$6
Accrued payroll	209	141
Employee benefits payable	29	23
Other	53	52
Total accrued expenses	$291	$222

5. Right-of-use Assets and Leasing Liabilities

The Company has operating, and finance leases and records right-of-use assets and related lease liabilities as required under ASC Topic 842. The lease liabilities are determined by the net present value of the total lease payments and amortized over the life of the lease. The Company leases are for the following types of assets:

•	Computer hardware and copy machines – The Company’s finance lease right-of-use assets consist of computer hardware and copy machines. These leases have two and three year lives and are in various stages of completion.

•	Office space – The Company’s operating lease right-of-use assets include rental agreements for offices in Plano, TX, and a data service center in Allen, TX. The Plano offices operating lease expired on September 30, 2023. In October 2023, the Company signed a new lease with a term of eleven years and one month that commenced upon completion of tenant improvements. A temporary lease was signed and was effective until the tenant improvements were completed on March 31, 2024. The data service center operating lease liability has a life of nine months as of December 31, 2024.

Lease balances are recorded on the Consolidated Balance Sheets as follows (in thousands):

	December 31,
	2024	2023
Assets:
Finance leases, right-of-use assets, net	$491	$382
Operating leases, right-of-use assets, net	1,356	1,637
Total lease assets	$1,847	$2,019
Liabilities:
Current:
Finance leases liabilities, current portion	$405	$384
Operating leases liabilities, current portion	209	178
Noncurrent:
Finance leases liabilities, noncurrent portion	172	3
Operating leases liabilities, noncurrent portion	1,414	1,539
Total lease liabilities	$2,200	$2,104

Weighted average remaining lease term – Finance leases	0.94 years	0.58 years
Weighted average remaining lease term – Operating leases	9.42 years	9.66 years
Weighted average discount rate – Finance leases	29.80%	3.32%
Weighted average discount rate – Operating leases	8.06%	7.67%

If the implicit rate is not readily determinable for the Company's lease agreement, the Company uses an estimated incremental borrowing rate available at the lease commencement to determine the initial present value of lease payments.

Certain lease agreements have options to extend the lease after the expiration of the initial term. The Company recognizes the cost of a lease over the expected total term of the lease, including optional renewal periods that the Company can reasonably expect to exercise. The Company does not have material obligations whereby the Company guarantees a residual value on assets the Company leases, nor do the Company’s lease agreements impose restrictions or covenants that could affect the Company’s ability to make distributions.

Schedule of Items Appearing in the Statement of Operations (in thousands):

	Year Ended
	December 30, 2024	December 31, 2023
Operating expense:
Amortization expense – Finance ROU	$666	$666
Lease expense – Operating ROU	472	328
Other expense:
Interest expense – Finance ROU	9	13
Total Lease Expense	$1,147	$1,007

Other supplemental information related to the Company’s leases is as follows (in thousands):

	Year Ended
	December 30, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$(269)	$(269)
Financing cash flows for finance leases	(504)	(290)

Future minimum lease obligations consisted of the following as of December 31, 2024 (in thousands):

	Operating	Finance
Year ending December 31,	ROU Leases	ROU Leases	Total
2025	$333	$484	$817
2026	214	187	401
2027	146	4	150
2028	223	3	226
2029	228	–	228
Thereafter	1,308	–	1,308
	$2,452	$678	$3,130
Less Interest*	(829)	(101)
	$1,623	$577

*	Interest is imputed for operating ROU leases and classified as lease expense and is included in operating expenses in the accompanying Consolidated Statements of Operations.

6.	Notes Payable

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

In 2023 the Company paid $0.4 million in cash principal payments on the notes. On October 11, 2023, and October 17, 2023, the Company agreed to exchange $0.4 million in aggregate principal on the Streeterville First Note for 50.1 thousand shares of the Company’s common stock. On December 19, 2023, the Company exchanged an additional $0.2 million in principal for 43.5 thousand shares of common stock. The issuance of the shares was made pursuant to the exemption from the registration requirements afforded by the Securities Act.

In March 2024, the Company entered into an agreement with Streeterville to exchange $0.2 million in principal for 52.2 thousand shares of common stock. Also in March 2024, the Company exchanged $9.3 million in Streeterville debt for 9.3 thousand shares of newly created Series A Preferred. The issuance of both common and preferred shares was made pursuant to the exemption from the registration requirements afforded by the Securities Act, as amended. Following the exchanges noted herein, the remaining balance on Note One was $0.5 million, the Second Note was paid in full, the interest accretion associated with the ability to stock-settle principal redemptions was reversed and the Company wrote off the balance of unamortized debt issuance costs.

The maturity date for Note One was September 10, 2024, the preferences for the Series A Preferred precluded repayment of Note One so long as any Series A Preferred is outstanding. The Series A Preferred was repaid in full on January 3, 2025. Note One is pending an amendment to extend the maturity date.

The Company incurred debt issue costs totaling $1.8 million associated with the issuance and amendment of the notes which were being amortized over their respective terms. On December 31, 2024, and 2023, the balance of unamortized debt issuance costs for both notes were $0 and $0.4 million, respectively.

For the years ended December 31, 2024, and 2023, the Company recorded simple interest related to Note 1 and Note 2 of $0.2 million and $0.7 million, respectively, in the accompanying Consolidated Statement of Operations.

Streeterville Notes Payable

On September 30, 2024, the Company entered into a note purchase agreement with Streeterville where Streeterville purchased a note payable in the principal amount of $630 thousand in exchange for $500 thousand in cash after redemption of $100 thousand of Series A preferred stock. The note was non-interest bearing and was repaid on November 27, 2024.

Scott Notes Payable

On January 2, 2024, the Company entered into a note purchase agreement with the Company’s Chief Executive Officer, Anthony Scott. Scott purchased a note payable in the principal amount of $1.1 million in exchange for $1.0 million in cash. The note called for weekly payments of $40 thousand until maturity on June 15, 2024. Interest accrued on the balance of the note at 7% per annum compounding daily. During the period ended March 31, 2024, the Company made $0.2 million in principal payments on the first note payable.

On March 20, 2024, Scott purchased a second note payable in the principal amount of $343 thousand in exchange for $340 thousand in cash. The note was non-interest bearing and matured on April 19, 2024. On April 2, 2024, the Company reduced the principal balance due under the note by $101 thousand which reflected the amount due from Scott for the exercise of common stock purchase warrants.

On April 19, 2024, Scott entered into a private placement subscription agreement to convert the remaining aggregate outstanding balance of $1.1 million for both notes in exchange for common stock and common stock purchase warrants.

The Company recorded interest expense for the first Scott note totaling $20 thousand and amortization of debt issuance costs of $83 thousand in the accompanying consolidated statement of operations in 2024.

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

8. Common Stock

ATM Offering

B. Riley Securities, Inc. acts as sales agent for the Company’s ATM program, which allows the Company to potentially sell up to $50.0 million of the Company’s common stock using a shelf registration statement on Form S-3 filed on August 5, 2021. On March 31, 2023, the date the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, the Company became subject to the offering limits in General Instruction I.B.6 of Form S-3. As a result, the Company filed a prospectus supplement to the prospectus relating to the registration of offerings under the program that reduced the amount the Company may sell to aggregate proceeds of up to $15 million. For the year ended December 31, 2024, the Company has received proceeds of approximately $9.8 million net of fees from the sale of common stock pursuant to the program. As of December 31, 2024, the Company has received proceeds of approximately $22.0 million net of fees from the sales of 7.5 million shares of common stock since the inception of the program.

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

Upon execution of the SEPA, the Company issued ninety-three thousand shares of common stock for payment of the commitment fee equal to 1% of the $10 million commitment and Streeterville purchased 217 thousand shares for a purchase price of $0.01 per common share (“pre-delivery shares”). Following termination of the SEPA Streeterville will deliver to the Company the same amount of pre delivery shares and the Company will pay $0.01 per pre delivery share.

During the year ended December 31, 2024, pursuant to the SEPA, Streeterville purchased 1.2 million shares of Common Stock resulting in aggregate net proceeds of $1.8 million of which $0.1 million was received in 2024. The remaining proceeds due were recorded as a Stock Subscription Receivable in the consolidated balance sheet on December 31, 2024.

Series A Preferred Stock

On March 15, 2024, the Company filed the Amended and Restated Certificate of Incorporation (the “A&R Certificate”) to (i) eliminate the Series 1, Series 2, and Series 3 preferred shares and filed a Certificate of Designations creating a new Series A preferred stock, $0.01 par value per share (the “Series A Stock”). Pursuant to the terms of the Series A Certificate, 20 thousand shares of Series A Stock are authorized, and each share of Series A Stock has a stated value of $1,100 and accrues a rate of return on the Stated Value of 10% per year, shall be compounded annually and is payable quarterly in cash or additional shares of Series A Stock. Commencing on the one-year anniversary of the issuance date of each share of Series A Stock, each share of Series A Stock shall accrue an automatic quarterly dividend, calculated on the stated value, and shall be payable quarterly in cash or additional shares of Series A Stock. For the period from the one-year anniversary of the issuance date to the two-year anniversary of the issuance date, the Quarterly Dividend shall be 2.5% per quarter, and for all periods following the two-year anniversary of the issuance date, the Quarterly Dividend shall be 5% per quarter.

On March 15, 2024, the Company entered into an Exchange Agreement with Streeterville Capital that exchanged $9.3 million in debt for 9,275 shares of newly created Series A Preferred Stock.

On April 3, 2024, and continuing through December 31, 2024, in nine separate exchange transactions, the Company exchanged an aggregate of 6,123 shares of Series A Preferred Stock for 2,637,676 shares of our common stock. All of the exchanges were made pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act of 1933, as amended.

During the year, the Company redeemed seventeen shares of Series A Preferred Stock in conjunction with the sale of Common Stock under the SEPA and, also redeemed ninety shares of Series A Preferred Stock in conjunction with entering into the Streeterville Note Payable described in Note 6.

For the year ended December 31, 2024, the Company paid a preferred return of $0.8 million through the issuance of 714 additional shares of Series A Preferred Stock.

Private Offering

On November 8, 2023, the Company entered into a Securities Purchase Agreement (the “2023 Purchase Agreement”) pursuant to which, among other things, the Company sold to certain purchasers an aggregate of 217,977 shares of our common stock, each of which was coupled with a warrant to purchase two shares of our common stock, at an aggregate offering price of $12.00 per share and warrant and received $2.3 million in proceeds, net of fees. The warrants are exercisable at any time following the date of issuance, expire five years following the date of issuance, and have an exercise price of $12.00 per share.

On April 22, 2024, the Company sold to certain purchasers 1,348,569 shares of the Company’s common stock together with accompanying common stock purchase warrants to purchase 2,697,138 shares of common stock, at a purchase price of $1.95 per share, for net proceeds of approximately $2.6 million. The Common Stock Purchase Warrants will be exercisable at any time following the date of issuance, expire five years following the date of issuance, and have an exercise price of $1.70 per share. None of the shares of Common Stock and shares underlying the Common Stock Purchase Warrants have been registered under the Securities Act of 1933, as amended, and do not carry registration rights.

9. Common Stock Warrants

On April 1, 2024, the Company’s Board of Directors approved entry into a warrant inducement offering that provided, during the period beginning on April 2, 2024 and continuing through April 23, 2024, for the lowering of the exercise price of all outstanding warrants and, for each share of common stock exercised under the warrants, providing the participating warrant holder with a new warrant for that same number of shares of common stock. The reduced exercise price of the warrants was $3.04. The newly issued warrant exercise price is $2.91 with an exercise period of five years. On April 8, 2024, certain holders of the warrants exercised 186 thousand shares of the Company’s common stock resulting in gross proceeds of $0.6 million and the issuance of 186 thousand new warrants. The exercised warrants and newly issued warrants are equity classified. The issuance of the new Warrants was undertaken pursuant to the exemption from registration provided in Rule 506(b) under Regulation D pursuant to the Securities Act of 1933, as amended.

On November 21, 2024, the Company’s Board of Directors approved entry into an inducement offering that provides, during the period beginning on November 21, 2024 and continuing through December 27, 2024, for the lowering of the exercise price of all outstanding warrants and, for each share of common stock exercised under the Warrants, providing the participating Warrant holder with a New Warrant for that same number of shares of common stock. The reduced exercise price of the Warrants was $0.76, which includes $0.13 per share that is attributable to the purchase price of the New Warrant. The New Warrant exercise price is $0.63 with an exercise period of five years. On December 27, 2024, certain holders of the warrants exercised 369 thousand warrants for the purchase of common stock resulting in gross proceeds of $280 thousand and the issuance of 380 thousand New Warrants. The exercised warrants and newly issued warrants are equity classified.

On December 31, 2024, the Company had 3,198,083 warrants outstanding with a weighted average exercise price of $3.26 per share and average remaining term of 4.4 years.

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

The Company had four stock-based compensation plans on December 31, 2024, the 2023 Employee Stock Purchase Plan, the 2021 Omnibus Plan, the 2015 Stock Incentive Plan, and the 2005 Stock Incentive Plan. The Company grants stock from both the 2021 Omnibus Incentive Plan and the 2015 Stock Incentive Plan. These plans provide a means through which the Company may attract and retain key personnel and provide a means whereby directors, officers, employees, consultants and advisors of the Company can acquire and maintain an equity interest in the Company, or be paid incentive compensation, including incentive compensation measured by reference to the value of common stock, thereby strengthening their commitment to the welfare of the Company and aligning their interests with those of the Company’s stockholders. These plans are described below.

2023 Employee Stock Purchase Plan (the “ESPP”)

During 2023, the Company adopted the ESPP. The ESPP provides for the issuance of up to 1.0 million shares of common stock to participating eligible employees and allows eligible employees to purchase shares of common stock at a 15% discount from the fair market value of the stock as determined on specific dates at six-month intervals. The offering periods under the ESPP commence on January 1 and July 1 of each year.

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

The aggregate number of shares of Common Stock that may be issued or used for reference purposes or with respect to which awards may be granted under the 2021 Plan shall not exceed 2.5 million shares and is subject to any increase or decrease, which shares may be either authorized and unissued common stock or common stock held in or acquired for the treasury of the Company or both.

The 2015 Stock Incentive Plan (“the “2015 Plan”)

The 2015 Plan provided for the issuance of up to thirty thousand shares of common stock. The 2015 Plan consists of three separate equity incentive programs: the Discretionary Option Grant Program; the Stock Issuance Program; and the Automatic Option Grant Program for non-employee Board members, officers, employees and non-employee. Board members and independent contractors are eligible to participate in the Discretionary Option Grant and Stock Issuance Programs.

The 2005 Stock Incentive Plan (the “2005 Plan”)

Grants can no longer be made from the 2005 Plan. The 2005 Plan will remain active until all outstanding options have been exercised, forfeited, expired, or cancelled.

Common shares reserved for future issuance, including options and restricted stock under all the stock option plans are as follows:

(In thousands)	Common Shares Reserved for Future Issuance

2021 Plan	2,250
2015 Plan	8
2005 Plan	–
Total	2,258

Total stock-based compensation expense is included in operating expense on the statements of operations of $0.3 and $1.0 million for the years ended December 31, 2024, and 2023, respectively.

Restricted Stock Units

During the year ended December 31, 2024, the Company granted 254 thousand restricted stock units (“RSUs”). The Company recognized compensation expense related to RSUs of $0.1 million, for the year ended December 31, 2024. As of December 31, 2024, the total unrecognized compensation cost related to non-vested RSUs not yet recognized in the statement of operations totaled $0.2 million. This amount is expected to be recognized over a weighted-average period of 0.7 years.

The following table summarizes the activities for the Company’s unvested RSUs in Intrusion Inc. stock for the year ended December 31, 2024:

	Unvested Restricted Stock Units
	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2023	–	$–
Granted	254	1.38
Vested	–	–
Forfeited/canceled	(51)	1.38
Unvested as of December 31, 2024	203	$1.38

Restricted Stock Awards

During the year ended December 31, 2023, the Company granted 10.7 thousand restricted stock awards (“RSAs”). The Company recognized compensation expense related to RSAs of $0.1 million and $0.4 million, for the years ended December 31, 2024, and 2023, respectively. As of December 31, 2024, all RSAs were vested and there was no remaining unrecognized compensation cost.

Stock Option Awards

During the year ended December 31, 2023, the Company granted 31.4 thousand stock options awards. No awards were granted in 2024. The Company recognized compensation expenses related to stock options of $0.1 million and $0.6 million, for the years ended December 31, 2024, and 2023, respectfully. As of December 31, 2024, the total unrecognized compensation cost related to non-vested options not yet recognized in the Consolidated Statements of Operations totaled $26 thousand. This amount is expected to be recognized over the weighted average period of 0.9 years.

A summary of the Company’s stock option activity and related information for the years ended December 31, 2024, and 2023 is as follows:

	2024		2023
	Number of Options (in thousands)	Weighted Average Exercise Price	Number of Options (in thousands)	Weighted Average Exercise Price

Outstanding at beginning of year	50	$62.40	33	$104.40
Granted	–	–	31	24.80
Exercised	–	–	(4)	9.60
Forfeited	(2)	73.04	(8)	86.40
Expired	(6)	66.55	(2)	156.00
Outstanding at end of year	43	$61.26	50	$62.40
Options exercisable at end of year	41	$61.05	23	$85.60

Information related to stock options outstanding on December 31, 2024, is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at 12/31/24 (in thousands)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable at 12/31/24 (in thousands)	Weighted Average Exercise Price

$5.02 - $26.20	27	7.68	$23.82	27	$23.92
$41.00 - $95.00	12	6.48	$73.91	10	$74.29
$174.40 - $470.40	4	6.18	$280.24	4	$280.24

$5.02 - $470.40 (all)	43	7.21	$61.26	41	$61.05

Summarized information about outstanding stock options as of December 31, 2024, that are expected to vest in the future as well as stock options that are fully vested and currently exercisable, are as follows:

	Outstanding Stock Options (Expected to Vest)	Options that are Exercisable
As of December 31, 2024
Number of outstanding options (in thousands)	43	41
Weighted average remaining contractual life	7.21 years	7.18 years
Weighted average exercise price per share	$61.26	$61.05
Intrinsic value (in thousands)	$–	$–

The fair values of option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for the year ended December 31, 2023:

2023

Weighted average grant date fair value	$21.60
Weighted average assumptions used:
Expected dividend yield	0.00%
Risk-free interest rate	3.68%
Expected volatility	114.17%
Expected life (in years)	6.44

Expected volatility is based on historical volatility and in part on implied volatility. The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

11. Employee Benefit Plan

Employee 401(k) Plan

The Company has a plan known as the Intrusion Inc. 401(k) Savings Plan (the “Plan”) to provide retirement and incidental benefits for the Company’s employees. The Plan covers substantially all employees who meet minimum age and service requirements. As allowed under Section 401(k) of the Internal Revenue Code (‘IRS”), the Plan provides tax deferred salary deductions for eligible employees.

Employees may contribute the lesser of 1% to 90% of their annual compensation to the Plan, limited to a maximum amount as set by the IRS. Participants who are over the age of 50 may contribute an additional amount of their salary per year, as defined annually by the IRS. The Company matches employee contributions at the rate of 0.25% per each 1% of contribution on the first 4% of compensation. Matching contributions to the Plan were approximately $0.1 million each for the years ended December 31, 2024, and 2023.

12. Related Party Transactions

During 2023, the Company retained legal services of a third-party law firm for which the Company’s Chief Executive Officer was a senior advisor. The Company recognized $0.1 million for the year ended December 31, 2023, in general and administrative expense on the Consolidated Statements of Operations. On December 31, 2023, $0.1 million payable to the third-party law firm was included in accounts payable, trade on the Consolidated Balance Sheets. The rates paid for legal services to the third-party firm were comparable to rates paid to other law firms providing legal services to the Company.

On October 10, 2023, the Company entered into an invoice financing arrangement pursuant to a note purchase agreement with James Gero, Director of the Company (“Gero”), according to which, among other things, Gero purchased from the Company a promissory note (the “Note”) in the aggregate principal amount of $.5 million in exchange for $465 thousand to the Company. Under the Note, the Company made principal payments to Gero in the amount $10 thousand per week each week prior to its maturity on November 2, 2023. Interest accrued at a rate of 7.0% per annum, compounded daily. The note was repaid in full on November 2, 2023. The Company recorded $40 thousand in interest expense related to this note during the year ended December 31, 2023.

On January 2, 2024, the Company entered into an invoice financing arrangement pursuant to a note purchase agreement with Anthony Scott, President, and Chief Executive Officer of the Company (“Scott”), according to which, among other things, Scott purchased from the Company a promissory note (the “Promissory Note”) in the aggregate principal amount of $1.1 million in exchange for $1.0 million to the Company. Interest accrued at a rate of 7.0% per annum, compounded daily. Under the Promissory Note, the Company made principal payments to Scott in the aggregate amount of $0.2 million. On March 20, 2024, the Company entered into an additional invoice financing arrangement pursuant to a note purchase agreement with Scott, according to which, among other things, Scott purchased from the Company a second Promissory Note 2 in the aggregate principal amount of $343 thousand in exchange for $340 thousand to the Company. Promissory Note 2 was non-interest bearing and matured on April 19, 2024.

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

The Company recorded interest expense of $0.1 million for both notes in the accompanying consolidated statement of operations for the year ended December 31, 2024.

13. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2024, and 2023 are as follows (in thousands):

	December 31,
	2024	2023

Net operating loss carryforwards	$16,493	$15,998
Net operating loss carryforwards of foreign subsidiaries	56	56
Depreciation expense	(341)	(182)
Stock-based compensation expense	608	528
Other	550	546
Net deferred tax assets	17,366	16,946
Valuation allowance for net deferred tax assets	(17,366)	(16,946)
Net deferred tax assets, net of valuation allowance	$–	$–

Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all the deferred tax assets will not be realized. Realization of the future benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the near to medium term. Management has considered these factors in determining the valuation allowance for 2024 and 2023.

The differences between the provision for income taxes and income taxes computed using the federal statutory rate for the years ended December 31, 2024, and 2023 are as follows (in thousands):

	2024	2023

Reconciliation of income tax benefit to statutory rate:
Income benefit at statutory rate	$(1,636)	$(2,917)
State income taxes (benefit), net of federal income tax benefit	(61)	(109)
Permanent differences	1	(427)
Change in valuation allowance	420	(211)
Expiring federal net operating losses	1,079	3,341
Other	197	323
Income tax provision	$–	$–

On December 31, 2024, the Company had federal net operating loss carryforwards of approximately $78.5 million for income tax purposes that begin to expire in 2025 and are subject to the ownership change limitations under Internal Revenue Code Section 382.

14. Cares Act Employee Retention Credit Receivable

Interest and other income in 2022 include $2.0 million, net of fees resulting from ERC claimed on amended IRS quarterly federal tax returns (“941s”). The ERC was established by the Coronavirus Aid, Relief and Economic Security Act (“Cares Act”). The Cares Act allows relief to business affected by the coronavirus pandemic, by providing payments to employers for qualified wages. The Company amended 941s for the period from April 1, 2020, to September 31, 2021. On December 31, 2022, the Company had $1.4 million in receivables remaining outstanding included in prepaid expenses and other assets. The remaining $1.4 million was received in March 2023.

15. Subsequent Events

In January 2025, the Company entered into two separate exchange agreements with Streeterville to exchange 3,587 shares of Series A Preferred Stock with an aggregate stated value of $3.9 million for 1.29 million shares of common stock. Both exchanges were made pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act of 1933, as amended.

On January 6, 2025, the Company entered into a Securities Purchase Agreement with a single accredited institutional investor (the “Purchaser”) pursuant to which, among other things, the Company agreed to issue and sell to the Purchaser, in a registered direct offering, 653,000 shares of its common stock at an offering price of $3.05 per share and 1,806,016 prefunded warrants to purchase up to 1,806,016 shares of common stock at a purchase price of $3.0499 for aggregate gross proceeds of $7.5 million. The registered direct offering closed on January 7, 2025. All the pre-funded warrants were exercised in January 2025.

