Form 10-Q
period 2025-03-31
INTRUSION INC
filed 2025-04-29
CIK 736012

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on April 29, 2025, was 19,895,095.

INTRUSION INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$10,744	$4,851
Accounts receivable, net	130	169
Prepaid expenses and other assets	1,202	514
Total current assets	12,076	5,534
Noncurrent Assets:
Property and equipment:
Equipment	2,769	2,690
Capitalized software development	4,319	3,948
Leasehold improvements	18	18
Property and equipment, gross	7,106	6,656
Accumulated depreciation and amortization	(3,175)	(2,809)
Property and equipment, net	3,931	3,847
Finance leases, right-of-use assets, net	319	491
Operating leases, right-of-use assets, net	1,377	1,356
Other assets	279	281
Total noncurrent assets	5,906	5,975
TOTAL ASSETS	$17,982	$11,509

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$1,275	$1,508
Accrued expenses	402	291
Finance leases liabilities, current portion	313	405
Operating leases liabilities, current portion	137	209
Notes payable	–	529
Deferred revenue	918	730
Total current liabilities	3,045	3,672

Noncurrent Liabilities:
Finance lease liabilities, noncurrent portion	145	172
Operating lease liabilities, noncurrent portion	1,391	1,414
Total noncurrent liabilities	1,536	1,586

Commitments and Contingencies – (See Note 5)

Stockholders’ Equity:
Preferred stock, $0.01 par value: Authorized shares – 5,000; Issued shares – 0 in 2025 and 4 in 2024	–	3,827
Common stock, $0.01 par value: Authorized shares – 80,000; Issued shares – 19,896 in 2025 and 15,591 in 2024; Outstanding shares – 19,895 in 2025 and 15,590 in 2024	199	156
Common stock held in treasury, at cost – 1 share	(362)	(362)
Additional paid-in capital	133,712	122,552
Stock subscription receivable	–	(1,872)
Accumulated deficit	(120,105)	(118,007)
Accumulated other comprehensive loss	(43)	(43)
Total stockholders’ equity	13,401	6,251
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,982	$11,509

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue	$1,775	$1,131
Cost of revenue	432	226

Gross profit	1,343	905

Operating expenses:
Sales and marketing	1,184	1,177
Research and development	1,218	1,019
General and administrative	1,034	1,181

Operating loss	(2,093)	(2,472)

Interest expense	(29)	(228)
Interest accretion and amortization of debt issuance costs, net	–	990
Other income (expense), net	24	(6)

Net loss	$(2,098)	$(1,716)

Net loss per share:
Basic	$(0.11)	$(0.94)
Diluted	$(0.11)	$(0.94)

Weighted average common shares outstanding:
Basic	19,216	1,865
Diluted	19,216	1,865

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Series A Preferred Stock		Common Stock		Treasury Stock		Accumulated Other Comprehensive	Additional Paid-In	Stock Subscription	Accumulated
	Dollars	Shares	Dollars	Shares	Dollars	Shares	Loss	Capital	Receivable	Deficit	Total
Balance, December 31, 2024	$3,827	4	$156	15,591	$(362)	1	$(43)	$122,552	$(1,872)	$(118,007)	$6,251
Stock-based compensation expense	–	–	–	–	–	–	–	222	–	–	222
Registered direct offering, net of fees	–	–	24	2,459	–	–	–	7,002	–	–	7,026
Issuance of common stock to reduce note payable	–	–	6	553	–	–	–	531	–	–	537
Exchange of Series A preferred stock for common stock	(3,946)	(4)	13	1,293	–	–	–	3,933	–	–	–
Redemption of preferred stock	(187)	–	–	–	–	–	–	–	–		(187)
Issuance of preferred stock for payment of preferred return	2	–	–	–	–	–	–	(2)	–	–	–
Amortization of preferred stock exchange premium	304	–	–	–	–	–	–	(304)	–	–	–
At-the-market (“ATM”) offering fees	–	–	–	–	–	–	–	(79)	–	–	(79)
Standby purchase agreement proceeds, net of fees	–	–	–	–	–	–	–	(143)	1,872	–	1,729
Net loss	–	–	–	–	–	–	–	–	–	(2,098)	(2,098)
Balance, March 31, 2025	$–	–	$199	19,896	$(362)	1	$(43)	$133,712	$–	$(120,105)	$13,401

	Series A Preferred Stock		Common Stock		Treasury Stock		Accumulated Other Comprehensive	Additional Paid-In	Stock Subscription	Accumulated
	Dollars	Shares	Dollars	Shares	Dollars	Shares	Loss	Capital	Receivable	Deficit	Total
Balance, December 31, 2023	$–	–	$18	1,791	$(362)	1	$(43)	$101,049	$–	$(110,217)	$(9,555)
Stock-based compensation expense	–	–	–	–	–	–	–	142	–	–	142
Public stock offering, net of fees	–	–	1	115	–	–	–	484	–	–	485
Issuance of preferred stock to reduce note payable	9,275	9,275	–	–	–	–	–	–	–	–	9,275
Issuance of common stock to reduce notes payable	–	–	–	52	–	–	–	200	–	–	200
Net loss	–	–	–	–	–	–	–	–	–	(1,716)	(1,716)
Balance, March 31, 2024	$9,275	9,275	$19	1,958	$(362)	1	$(43)	$101,875	$–	$(111,933)	$(1,169)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2025	2024
Operating Activities:
Net loss	$(2,098)	$(1,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	540	438
Stock-based compensation	222	142
Non-cash lease costs	11	83
Note 1 and 2 interest accretion up to the redemption common stock settlement amount and debt issuance costs	–	(990)
Other amortization of debt issuance costs	–	64
Other non-cash interest	8	162
Changes in operating assets and liabilities:
Accounts receivable	39	108
Prepaid expenses and other assets	(688)	250
Accounts payable and accrued expenses	215	(126)
Operating lease liability	(127)	(5)
Deferred revenue	188	476
Net cash used in operating activities	(1,690)	(1,114)

Investing Activities:
Purchases of property and equipment	(392)	(64)
Capitalized software development	(395)	(363)
Net cash used in investing activities	(787)	(427)

Financing Activities:
Proceeds from notes payable	–	1,340
Principal payments on notes payable	–	(200)
Proceeds from public stock offering net of fees	(79)	485
Proceeds from registered direct offering, net of fees	7,026	–
Proceeds from stock subscription receivable	1,542	–
Reduction of finance lease liabilities	(119)	(101)
Net cash provided by financing activities	8,370	1,524

Net increase (decrease) in cash and cash equivalents	5,893	(17)
Cash and cash equivalents at beginning of period	4,851	139
Cash and cash equivalents at end of period	$10,744	$122

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Cash paid for interest	$3	$3

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capitalized asset and capitalized software included in accounts payable	$337	$62
Preferred stock issued to reduce notes payable	$–	$9,275
Common stock issued to reduce notes payable	$537	$200
Preferred return on preferred stock	$2	$–
Exchanges of preferred stock for common stock	$3,946	$–
Amortization of preferred stock exchange premium	$304	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Intrusion Inc. (together with its consolidated subsidiaries, the “Company,” “Intrusion,” “Intrusion Inc.,” “we,” “us,” “our,” or similar terms) was organized in Texas in September 1983 and reincorporated in Delaware in October 1995. Our principal executive offices are located at 101 East Park Boulevard, Suite 1200, Plano, Texas 75074, and our telephone number is (888) 637-7770. Our website URL is www.intrusion.com.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Item 10-01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 27, 2025 (the “2024 Annual Report”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to unaudited condensed consolidated financial statements when the fair value is different from the carrying value of these financial instruments. The estimated fair value of accounts receivable, accounts payable and accrued expenses approximate their carrying amounts due to the relatively short maturity of these instruments. Notes payable and financing and operating leases approximate fair value as they bear market rates of interest. None of these instruments are held for trading purposes.

Reverse Stock Split

The Company effected a 1-for-20 reverse stock split on March 22, 2024. Unless otherwise stated, all share and per share amounts for all periods presented have been adjusted to reflect the reverse stock split.

3.	Right-of-use Asset and Leasing Liabilities

The Company has operating and finance leases where it records the right-of-use assets, and a related lease liability as required under the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) 842. The lease liabilities are determined by the net present value of total lease payments and amortized over the life of the lease. The Company’s leases are for the following types of assets:

•	Computer hardware and copy machines- The Company’s finance lease right-of-use assets consist of computer hardware and copy machines. These leases have two and three year lives and are in various stages of completion.

•	Office space - The Company’s operating lease right-of-use assets include its rental agreements for its offices in Plano, Texas, and a data service center in Allen, Texas. The Plano offices operating lease expires on April 30, 2035. The data service center operating lease liability has a life of six months as of March 31, 2025.

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

For the three months ended March 31, 2025 and 2024, the Company had $127 thousand and $5 thousand, respectively, in lease payments related to operating leases and had $119 thousand and $101 thousand, respectively, in lease payments related to financing leases.

Schedule of Items Appearing on the Unaudited Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Operating expense:
Amortization Expense – Finance ROU	$172	$166
Lease expense – Operating ROU	$11	$83
Other expense:
Interest Expense – Finance ROU	$20	$–
Total Lease Expense	$203	$249

Future minimum lease obligations consisted of the following as of March 31, 2025 (in thousands):

	Operating	Finance
Year ending December 31,	ROU Leases	ROU Leases	Total
Remaining 2025	$205	$348	$553
2026	214	187	401
2027	146	4	150
2028	223	3	226
2029	228	–	228
Thereafter	1,308	–	1,308
	$2,324	$542	$2,866
Less Interest*	(796)	(84)
	$1,528	$458

*	Interest is imputed for operating ROU leases and classified as lease expense and is included in operating expenses in the accompanying unaudited condensed consolidated statements of operations.

4.	Notes Payable

Security Purchase Agreement

On March 10, 2022, Intrusion Inc. entered into an unsecured loan agreement (“SPA”) with Streeterville Capital, LLC (“Streeterville”) whereby the Company issued two separate promissory notes of $5.4 million each with an initial rate of 7%. On March 10, 2022, the Company received $4.6 million in net funds from the first tranche (Note 1) pursuant to a promissory note executed contemporaneously with the execution of the loan agreement. On June 29, 2022, the Company received an additional $4.7 million in net funds from the second tranche (Note 2) pursuant to a promissory note. Each note has an 18-month maturity, may be prepaid subject to varying prepayment premiums, and may be redeemed at any time after six months into the term of such note in amounts up to $0.5 million per calendar month upon the noteholder’s election. On January 11, 2023, the Company amended the promissory notes issued pursuant to the unsecured loan agreement with Streeterville whereby the noteholder agreed to waive their redemption rights through March 31, 2024, in exchange for a fee equal to 3.75% of the outstanding principal balance which increased the outstanding indebtedness due at maturity with Streeterville and increased the associated debt issuance costs recorded on the unaudited condensed consolidated balance sheets by $0.4 million. On August 2, 2024, the Company entered into a Forbearance Agreement with Streeterville which was subsequently amended on August 7, 2024. The Forbearance Agreement and amendment extended the maturity dates for each Note by 12 months to September 2024 and December 2024. In consideration of the extension of the maturity dates, the Company entered into a Security Agreement with Streeterville, dated August 2, 2024 (the “Security Agreement”), under which Streeterville was granted a first-position security interest in all assets of the Company.

In March 2024, the Company entered into an agreement with Streeterville to exchange $0.2 million in principal for 52.2 thousand shares of common stock. Also in March 2024, the Company exchanged $9.3 million in Streeterville debt for 9.3 thousand shares of newly created Series A preferred stock. The issuance of both common and preferred shares was made pursuant to the exemption from the registration requirements afforded by the Securities Act of 1933, as amended (the “Securities Act”). Following the exchanges as noted herein, the remaining balance on Note 1 was $0.5 million, Note 2 was paid in full, the interest accretion associated with the ability to stock-settle principal redemptions was reversed and the Company wrote off the balance of unamortized debt issuance costs.

The maturity date for Note 1 was September 10, 2024; however, the preferences for Series A Preferred precluded repayment of Note 1 so long as any shares of Series A preferred stock was outstanding. The Series A preferred stock was repaid in full on January 3, 2025. In March 2025, the Company entered into three separate agreements with Streeterville to exchange an aggregate $0.5 million in principal for 552.3 thousand shares of common stock, thereby retiring the remainder of Note 1 in full. The issuance of both common and preferred shares was made pursuant to the exemption from the registration requirements afforded by the Securities Act.

For the three months ended March 31, 2025 and 2024, the Company recorded simple interest of $8 thousand and $144 thousand, respectively. In March 2024, as a result of exchanging $9.5 million principal in aggregate for equity, the Company reversed the interest accretion associated with the ability to stock-settle principal redemptions and wrote off the balance of unamortized debt issuance costs resulting in a credit of $1.0 million to interest expense in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2024.

Scott Notes Payable

During the three months ended March 31, 2024, the Company entered into two separate note purchase agreements with the Company’s President and Chief Executive Officer, Anthony Scott (“Scott”). On January 2, 2024, Scott purchased a note payable in the principal amount of $1.1 million in exchange for $1.0 million in cash. The note called for weekly payments of $40 thousand until maturity on June 15, 2024. Interest accrued on the balance of the note at 7% per annum compounding daily. During the three months ended March 31, 2024, the Company made $0.2 million in principal payments on the first note payable.

On March 20, 2024, Scott purchased a second note payable in the principal amount of $343 thousand in exchange for $340 thousand in cash. The note was non-interest bearing and matured on April 19, 2024. On April 2, 2024, the Company reduced the principal balance due under the note by $101 thousand which reflected the amount due from Scott for the exercise of common stock purchase warrants.

On March 31, 2024, the balance outstanding under both notes was $1.2 million. The Company recorded interest of $16 thousand for both notes in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2024. For the three months ended March 31, 2024, $64 thousand in amortization of debt issuance cost was recorded.

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

6.	Stockholders’ Equity

ATM Offering

B. Riley Securities, Inc. acts as sales agent for the Company’s ATM program which allows the Company to potentially sell up to $50.0 million of the Company’s common stock using a shelf registration statement on Form S-3/A (File No. 333-281565) filed on January 31, 2025 and effective on February 10, 2025. For the three months ended March 31, 2025, no sales of common stock were made under the ATM utilizing the shelf registration. For the three months ended March 31, 2024, the Company received proceeds of approximately $0.5 million net of fees from the sale of common stock pursuant to the program.

Standby Equity Purchase Agreement

On July 3, 2024, the Company entered into a $10 million Standby Equity Purchase Agreement (“SEPA”) with Streeterville pursuant to which the Company has the right to direct Streeterville during the 24 month term of the agreement to purchase common stock subject to certain limitations and conditions set forth in the SEPA. During the year ended December 31, 2024, 1.2 million shares of common stock were purchased pursuant to the SEPA resulting in aggregate net proceeds of $1.8 million of which $0.1 million was received in 2024. The remaining proceeds due were recorded as a Stock Subscription Receivable in the consolidated balance sheet on December 31, 2024, and received in January 2025. During the three months ended March 31, 2025, no purchases were made pursuant to the SEPA.

Series A Preferred Stock

On March 15, 2024, the Company filed the Amended and Restated Certificate of Incorporation (the “A&R Certificate”) to eliminate the Series 1, Series 2, and Series 3 preferred shares and filed a Certificate of Designations creating a new Series A preferred stock, $0.01 par value per share (the “Series A preferred stock”). Pursuant to the terms of the Series A Certificate, 20 thousand shares of Series A preferred stock are authorized, and each share of Series A preferred stock has a stated value of $1,100, accrues a rate of return on the stated value of 10% per year, is compounded annually and is payable quarterly in cash or additional shares of Series A preferred stock.

On March 15, 2024, the Company entered into an Exchange Agreement with Streeterville Capital that exchanged $9.3 million in debt for 9,275 shares of Series A preferred stock.

On April 3, 2024, and continuing through December 31, 2024, in nine separate exchange transactions, the Company exchanged an aggregate of 6,123 shares of Series A preferred stock for 2,637.7 thousand shares of our common stock. All the exchanges were made pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act. Also in 2024, the Company redeemed 17 shares of Series A preferred stock in conjunction with the sale of common stock under the SEPA and redeemed 90 shares of Series A preferred stock in conjunction with entering into a separate financing agreement with Streeterville as more fully described in the 2024 Annual Report.

On January 2 and 3, 2025, in two separate exchange transactions, the Company exchanged an aggregate of 3,587 shares of Series A preferred stock for 1,293 thousand shares of common stock. Both exchanges were made pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act. Also in January 2025, the Company redeemed 170 shares of Series A preferred stock in conjunction with the receipt of proceeds from the sale of common stock under the SEPA. As of March 31, 2025, there were no remaining shares of Series A preferred stock outstanding.

Registered Direct Offering

On January 6, 2025, the Company sold to a single institutional investor 653 thousand shares of the Company’s common stock at a purchase price of $3.05 per share and 1,806 thousand prefunded warrants to purchase up to 1,806 thousand shares of common stock at a purchase price of $3.0499 for aggregate gross proceeds of $7.5 million. The prefunded warrants were exercisable immediately at an exercise price of $.0001 per share subject to the Purchaser not being deemed a beneficial owner of greater than 4.99%. As of March 31, 2025, all the pre-funded warrants have been exercised.

Common Stock Warrants

On March 31, 2025, the Company had 3,198,085 warrants to purchase one share of common stock at an average exercise price of $3.26 per share and average remaining term of 4.1 years.

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

The Company has three stock-based compensation plans as of March 31, 2025 and December 31, 2024. These plans include the 2021 Omnibus Incentive Plan, the 2015 Stock Incentive Plan and the 2005 Stock Incentive Plan. These plans are discussed in detail in the Company’s Annual Report for the year ended December 31, 2024, filed with the SEC.

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

During the three months ended March 31, 2025, the Company granted 383.9 thousand restricted stock units (“RSUs”). No other grants were made during either period.

The Company recognized compensation expense of $0.2 million, for the three months ended March 31, 2025, compared to $0.1 million for the three months ended March 31, 2024.

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

The Company recognizes sales of the Company’s datasets in accordance with FASB ASC Topic 606 whereby revenue from contracts with customers are recognized once the criteria under the five steps below have been met:

(i)	identification of the contract with a customer;

(ii)	identification of the performance obligations in the contract;

(iii)	determination of the transaction price;

(iv)	allocation of the transaction price to the separate performance obligations; and

(v)	recognize revenue upon satisfaction of a performance obligation.

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

The Company utilizes the five-step process mentioned above, per FASB ASC Topic 606 to recognize sales and will follow that directive, also, to define revenue items as individual and distinct. INTRUSION Shield services provided to its customers for a fixed monthly subscription fee include:

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

INTRUSION Shield contracts provide no other services, and the Company’s customers have no rebates or return rights, nor are any such rights anticipated to be offered as part of this service.

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

The Company’s accounts receivable represents unconditional contract billings for sales per contracts with customers and are classified as current assets. As of March 31, 2025 and December 31, 2024, the Company had accounts receivable balances of $0.1 million and $0.2 million, respectively. At the three months ended March 31, 2025 and the year ended December 31, 2024, the Company had an allowance for credit losses of $0.1 million.

The Company classifies its contract assets as other current assets because the Company generally has an unconditional right to payment for the Company’s sales or services performed at the end of the reporting period. As of March 31, 2025 and December 31, 2024, the Company had contract assets balances of 627 thousand and 8 thousand, respectively.

Contract liabilities consist of cash payments in advance of the Company satisfying performance obligations and recognizing revenue. The Company currently classifies deferred revenue as a contract liability.

The following table presents changes in the Company’s contract liability during the three months ended March 31, 2025, and the year ended December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Balance at beginning of period	$730	$439
Additions	1,430	3,914
Revenue recognized	(1,242)	(3,623)
Balance at end of period	$918	$730

9.	Capitalized Software Development

The Company capitalizes internally developed software using the Agile software development methodology which allows the Company to accurately track and record costs associated with new software development and enhancements.

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

The Company reports two separate net loss per share numbers, basic and diluted. Basic net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period. The common stock equivalents include all common stock issuable upon exercise of outstanding warrants, options and vesting of restricted stock awards. The aggregate number of common stock equivalents excluded from the diluted loss per share calculation for the three months ended March 31, 2025, and 2024 totaled 2.4 million and 0.2 million shares, respectively. Since the Company is in a net loss position for the month ended March 31, 2025 and 2024, basic and dilutive net loss per share is the same.

11.	Related Party Transactions

On January 2, 2024, the Company entered into an invoice financing arrangement pursuant to a note purchase agreement with Scott, President, and Chief Executive Officer of the Company and a member of the Board, according to which, among other things, Scott purchased from the Company a promissory note (the “Promissory Note”) in the aggregate principal amount of $1.1 million in exchange for $1.0 million to the Company. Interest accrued at a rate of 7.0% per annum, compounded daily. Under the Promissory Note, the Company made principal payments to Scott in the aggregate amount of $0.2 million. On March 20, 2024, the Company entered into an additional invoice financing arrangement pursuant to a note purchase agreement with Scott, according to which, among other things, Scott purchased from the Company a second Promissory Note 2 in the aggregate principal amount of $343 thousand in exchange for $340 thousand to the Company. Promissory Note 2 was non-interest bearing and matured on April 19, 2024.

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

The Company recorded interest expense of $0.1 million for both notes in the accompanying consolidated statement of operations for the three months ended March 31, 2024.

There are no related party transactions for the three months ended March 31, 2025.

12.	Subsequent Events

None.

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

Overview

We offer businesses of all sizes and industries products and services that leverage our exclusive threat intelligence database of over 8.5 billion IP addresses and domain names. After many years of gathering intelligence and providing our INTRUSION TraceCop and Savant solutions exclusively to government entities, we released our first commercial product in 2021, the INTRUSION Shield. INTRUSION Shield was designed to allow businesses to incorporate a Zero Trust, reputation-based security solution into their existing infrastructure to observe traffic flow and instantly block known malicious or unknown connections from both entering or exiting a network, making it an ideal solution for protecting from Zero-Day and ransomware attacks.

Results of Operations

Comparison of the Periods Ended March 31, 2025, and March 31, 2024

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	Dollar	Percentage
Revenue	$1,775	$1,131	$644	56.9%
Cost of Revenue	432	226	206	91.2%

Gross Profit	1,343	905	438	48.4%

Operating Expenses:
Sales and marketing	1,184	1,177	7	0.6%
Research and development	1,218	1,019	199	19.5%
General and administrative	1,034	1,181	(147)	-12.4%

Operating Loss	(2,093)	(2,472)	379	-15.3%

Interest Expense	(29)	(228)	199	-87.3%
Interest Accretion and Debt Issuance Costs, Net	–	990	(990)	-100.0%
Other Income (Expense), Net	24	(6)	30	-500.0%

Net Loss	$(2,098)	$(1,716)	$(382)	22.3%

Revenues. Revenue for the three month period ended March 31, 2025, was $1.8 million compared to $1.1 million for the same period in 2024. Revenue from consulting services totaled $1.4 million for the three month period ended March 31, 2025, compared to $0.7 million for the three month period ended March 31, 2024. The continuing resolution and delay in the approval of a federal budget for the 2024 year impacted renewals and task orders received for long-standing contracts which resulted in a decline in consulting revenues. INTRUSION Shield revenues were $0.4 million for both the three month period ended March 31, 2025 and 2024. On March 31, 2024, we lost a large INTRUSION Shield customer that was utilizing a highly customized and non-standard configuration of the product. The loss of revenues from this customer, which represented 78% of INTRUSION Shield revenues, has been fully backfilled with the addition of new customers, inclusive of the Department of Defense contract awarded in the second half of 2024.

We believe that the recent INTRUSION Shield transactions booked in the fourth quarter of 2024 and during the first quarter of 2025 and the transactions that we anticipate will close in the second quarter of this year will help drive INTRUSION Shield revenue growth in 2025.

Concentration of Revenues. Revenues from sales to various U.S. government entities totaled $1.6 million, or 91.6% of revenues, for the quarter ended March 31, 2025, compared to $0.7 million, or 58.6% of revenues, for the same period in 2024. The change in revenue mix primarily resulted from the loss of the large INTRUSION Shield customer mentioned above, and the addition of the Department of Defense contract award in the second half of 2024. Although we expect our concentration of revenues to vary among customers in future periods depending upon the timing of certain sales, we anticipate that sales to government customers will continue to account for a significant portion of our revenues in future periods. Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including, without limitation, potential disruption to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience. Although we do not anticipate contracts with government customers will be renegotiated or cancelled, the loss of government orders could have a material adverse effect on our financial results. We had three customers accounting for 91.4% of total revenue for the three months ended March 31, 2025. We had three customers in the first quarter of 2024 that accounted for 85.2% of total revenue. Our similar product and service offerings are not viewed as individual segments, as our management analyzes the business as a whole and expenses are not allocated to each product offering.

Gross Profit. Gross profit was $1.3 million or 75.7% of revenues for the quarter ended March 31, 2025, compared to $0.9 million or 80.0% of revenues for the quarter ended March 31, 2024. The decrease in gross profit margin for the 2025 period is a result of a change in product mix with INTRUSION Shield revenues representing 23.4% of our revenue mix compared to 39.1% in the same period in 2024.

Operating Expenses. Operating expenses for the quarter ended March 31, 2025, totaled $3.4 million, remaining unchanged from the same period in 2024. The 2024 period included $0.3 million in one-time negotiated contract savings. When adjusted for these one-time savings, operating expense for the three months ended March 31, 2025 is $0.3 million lower principally due to decreased legal fees of $0.1 million as a result of litigation matters from prior years being resolved, and increased allocations out of operating expense to cost of sales for resources dedicated to the increased consulting work performed in quarter of $0.2 million.

Sales and Marketing. Sales and marketing expenses totaled $1.2 million for both the quarters ended March 31, 2025, and 2024. The 2024 period includes approximately $0.1 million in one-time negotiated contract savings. We anticipate increasing our spend to create more brand awareness, concise product messaging and drive increased sales through the remainder of 2025.

Research and Development. Research and development expenses totaled $1.2 million for the quarter ended March 31, 2025, representing an increase of $0.2 million compared to the same period in 2024. The increase is primarily due to increased depreciation of $0.1 million on internally developed software as we continue to invest in adding new features and functionality to the INTRUSION Shield and higher expense due to the 2024 period including one-time negotiated savings of $0.1 million. Research and development costs may vary over time as we determine the frequency of new releases, improved functionality and enhancements needed to be competitive with our product offering.

General and Administrative. General and administrative expenses totaled $1.0 million for the quarter ended March 31, 2025, compared to $1.2 million for the quarter ended March 31, 2024. The reduction is primarily due to decreased legal expenses as a result of the prior year’s litigation matters being fully resolved.

Interest Expense. Interest expense for the period March 31, 2025, was $29 thousand and consisting principally of the stated interest related to the Streeterville note and imputed interest on finance leases. Interest expense for the 2024 period totaled $228 thousand and consisted principally of the stated interest related to the Streeterville notes, interest associated with the note’s payable issued to Scott and finance leases.

Interest Accretion and Amortization of Debt Issuance Costs. During the March 2024 quarter, we entered into exchange agreements to convert $9.5 million in Streeterville debt to $9.3 million shares of Series A preferred stock and $0.2 million to common stock and, as a result, we reversed the interest accretion associated with the ability to stock-settle principal redemptions and wrote-off the remaining deferred debt issue costs resulting in a net credit to interest expense of $1.0 million.

Other Income (Expense), Net. Other income and expense were nominal amounts for both the periods ended March 31, 2025, and 2024.

Net Loss. Net loss for the first quarter of 2025 was $2.1 million, or $0.11 per share, compared to a net loss of $1.7 million, or $0.94 per share, for the first quarter of 2024. The increase in net loss for 2025 was a result of a net interest credit of $0.8 million recorded in the 2024 period resulting from the exchange of $9.3 million in senior debt for Series A preferred stock and the associated reversal of interest accretion for the ability to stock-settle principal redemptions on the debt.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2025, we had cash and cash equivalents of $10.7 million, representing an increase of $5.8 million from $4.9 million as of December 31, 2024, and net working capital of $9.0 million compared to $1.9 million as of December 31, 2024. Our principal sources of cash for funding operations in the March 2025 quarter was receipt of proceeds from the sale of common stock pursuant to the SEPA $1.5 million, recorded as stock subscription receivable at December 31, 2024, and net proceeds of $7.0 million from a registered direct offering that closed on January 6, 2025. Our principal source for funding operations in the March 2024 quarter was through the issuance of notes payable to Scott of $1.3 million and the issuance of common stock using our ATM program (defined below) which provided $0.5 million.

ATM Program

B. Riley Securities, Inc. acts as sales agent for our ATM program. In December 2024, we closed out sales of common stock on the our ATM program under the shelf registration statement on Form S-3 that was filed on August 5, 2021, and declared effective by the SEC on August 16, 2021. On January 31, 2025, we filed a new shelf registration on Form S-3/A that was declared effective by the SEC on February 10, 2025, which allows us to potentially sell up to $50.0 million of our common stock on a delayed or continuous basis utilizing the ATM program. No sales under the new shelf registration have been made to date.

Notes Payable

In March 2025, through three separate exchange agreements we retired the remaining $0.5 million in Streeterville debt through the issuance of 552.3 thousand shares of common stock. The issuance of common stock was made pursuant to the exemption from the registration requirements afforded by the Securities Act.

Unaudited Condensed Consolidated Statements of Cash Flows

Our cash flows for the three months ended March 31, 2025 and 2024 were:

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(1,690)	$(1,114)
Net cash used in investing activities	(787)	(427)
Net cash provided by financing activities	8,370	1,524
Change in cash and cash equivalents	$5,893	$(17)

Operating Activities

Net cash used in operations for the quarter ended March 31, 2025, was ($1.7) million due primarily to a net loss of ($2.1) million partially offset by 1) adjustments for non-cash items of $0.8 million which are mostly comprised of depreciation and stock-based compensation, and 2) changes in working capital of (0.4) million.

Net cash used in operations for the quarter ended March 31, 2024, was ($1.1) million principally due to a net loss of ($1.7) million partially offset by changes in working capital which consisted principally of reductions in prepaid expenses.

Investing Activities

For the three months ended March 31, 2025, net cash used in investing activities was ($0.8) million, which was comprised of capitalization of internally developed software and hardware purchases. Net cash used by investing activities for the three months ended March 31, 2024, was ($0.4) million principally for capitalization of internally developed software.

Financing Activities

For three months ended March 31, 2025, net cash provided by financing activities was $8.4 million which resulted from the receipt of proceeds from the sale of common stock pursuant to the SEPA of $1.5 million, previously recorded as stock subscription receivable at December 31, 2024, and net proceeds of $7.0 million from a registered direct offering that closed on January 6, 2025. Net proceeds from financing activities for the March 2024 period totaled $1.5 million which was primarily the result of net proceeds from issuance of the Scott notes $1.1 million and ATM program public offerings of $0.5 million.

Critical Accounting Policies and Use of Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

We believe the critical accounting policies and estimates discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025, (the “2024 Annual Report”) reflect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates as disclosed in the 2024 Annual Report.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

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

As of March 31, 2025, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that the disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

As of March 31, 2025, the Company is not involved in any material pending legal proceedings. The Company is periodically involved in various litigation claims asserted in the normal course of its business. The Company believes these actions are routine and incidental to the business. While the outcome of these actions cannot be predicted with certainty, the Company does not believe that any will have a material adverse impact on the Company’s business.

Item 1A.  RISK FACTORS

You should carefully consider the risk factors we previously disclosed in the 2024 Annual Report. These risks could materially and adversely affect our business, financial condition, results of operations, and cash flows. However, these risks are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations, and cash flows.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On January 1, 2025, we exchanged 1,750 shares of Series A preferred stock for 626.0 thousand shares of our common stock. This exchange and sale was made pursuant to an exemption from registration as set forth as set forth in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

On January 3, 2025, we exchanged 1,837 shares of Series A preferred stock for 667.1 thousand shares of our common stock. This exchange and sale was made pursuant to an exemption from registration as set forth as set forth in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

On March 5, 2025, we exchanged $0.15 million in aggregate principal on Streeterville Note 1 for 170.5 thousand shares of our common stock. The issuance of the common stock was made pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act.

On March 13, 2025, we exchanged $0.15 million in aggregate principal on Streeterville Note 1 for 153.3 thousand shares of our common stock. The issuance of the common stock was made pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act.

On March 17, 2025, we exchanged $0.24 million in aggregate principal on Streeterville Note 1 for 228.6 thousand shares of our common stock. The issuance of the common stock was made pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

(a)	None.

(b)	There have been no material changes to procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c)	During the three months ended March 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.   EXHIBITS

The following Exhibits are filed or furnished with this Quarterly report on Form 10-Q:

Exhibit No. 4.1	Description Form of Warrant (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on January 7, 2025).
10.1	Exchange Agreement dated January 2, 2025, by and between Registrant and Streeterville Capital, LLC (incorporated by reference to Exhibit 99.4 of the registrant’s Current Report on Form 8-K filed on January 3, 2025).
10.2	Exchange Agreement dated January 3, 2024, by and between Registrant and Streeterville Capital, LLC (incorporated by reference to Exhibit 99.5 of the registrant’s Current Report on Form 8-K filed on January 3, 2025).
10.3 10.4

Securities Purchase Agreement dated January 6, 2025 (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on January 7, 2025).

Exchange Agreement, dated as of March 5, 2025, by and between the registrant and Streeterville Capital, LLC (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on March 11, 2025).

10.5

Exchange Agreement, dated as of March 13, 2025, by and between the registrant and Streeterville Capital, LLC (incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed on March 17, 2025).

10.6	Exchange Agreement, dated as of March 17, 2025, by and between the registrant and Streeterville Capital, LLC (incorporated by reference to Exhibit 99.1 of the registrant’s Current Report on Form 8-K filed on March 21, 2025).
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1**	Certification Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRUSION INC.

Date: April 29, 2025	/s/ Anthony Scott
Anthony Scott
President & Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2025	/s/ Kimberly Pinson
Kimberly Pinson
Chief Financial Officer, (Principal Financial & Accounting Officer)

