Form 10-K/A
period 2024-12-31
INTRUSION INC
filed 2025-04-30
CIK 736012

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER 001-39608

INTRUSION INC.

(Exact name of registrant as specified in its charter)

delaware	75-1911917
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 EAST PARK BLVD., SUITE 1200 PLANO, texas	75074
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 234-6400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	INTZ	Nasdaq Capital Market

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 27, 2025, 19,342,776 shares of the issuer’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) to the annual report on Form 10-K of Intrusion, Inc. (the “Company,” “our,” or “we”) for the fiscal year ended December 31, 2024, originally filed with the Securities and Exchange Commission (“SEC”) on February 27, 2025 (the “Original Filing”), is being filed solely for the purpose of (i) including the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K that we did not include in the Original Filing in reliance on General Instruction G(3) to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after fiscal year end; and (ii) correcting the hyperlink to Exhibit 3.3 (the Company’s amended and restated bylaws, dated December 18, 2023) contained in Part IV, Item 15(b) of the Original Filing. The Company is filing this Amendment to include Part III information in our Form 10-K because we do not intend to file a definitive proxy statement containing such information before that date. In addition, the reference on the cover of the Original Filing to the incorporation by reference to our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, (i) Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and (ii) Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety. In addition, new certifications of our principal executive officer and principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2022 are attached, each as of the filing date of this Amendment.

Except as described above, this Amendment does not modify or update the disclosures in, or any exhibits to, the Original Filing. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect any events which occurred subsequent to the filing of the Original Filing and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Filing. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the Original Filing was filed.

Whitley Penn LLP (“Whitley Penn”) issued reports on our consolidated financial statements, and the effectiveness of our internal control over financial reporting, within the Original Filing. As this Amendment speaks to the date of the Original Filing, Whitley Penn’s reports speak only as to February 27, 2025. We have made no substantive changes to the Original Filing other than those noted above.

INTRUSION INC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Board of Directors (our “Board”) currently consists of five directors serving for a term of office expiring at the next Annual Meeting of Stockholders (“Annual Meeting”) or until their respective successors have been elected and qualified, or until their earlier resignation, removal, or death. Our executive officers and the members of our Board are identified below, along with their respective ages as of April 30, 2025, and other information.

Name	Age	Position(s)	Date of Initial Appointment/Election

Anthony Scott (1)	72	President, Chief Executive Officer, and Director	2022
Kimberly Pinson	59	Chief Financial Officer	2022
T. Joe Head	67	Chief Technical Officer	2003
Anthony J. LeVecchio* (2)	78	Chairman and Director	2020
Katrinka B. McCallum*(1)(3)	57	Director	2021
Gregory K. Wilson*(1)(3)	52	Director	2021
Dion Hinchcliffe*(1)(2)	55	Director	2024

* Independent director as defined by Nasdaq Rule 5605(a)(2).

(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

(3) Member of the Nominating and Governance Committee

Biographies

Below is a brief account of the business experience of each of our executive officers and directors.

Anthony Scott was appointed as our President and Chief Executive Officer on November 11, 2021, and as a director on January 21, 2022. Mr. Scott’s prior engagements demonstrate many years of executive leadership and cybersecurity experience, including for the federal government, as well as for multi-billion corporations, and private consulting helping organizations implement effective world class solutions for cybersecurity, IT governance and crisis management. Mr. Scott worked as the Global Chief Information Officer for The Walt Disney Company from 2005 through 2008 and as the Chief Information Officer for Microsoft from February 2008 through May 2013 and Chief Information Officer for VMWare from September 2013 through February 2015. In February 2015, Mr. Scott was appointed by President Obama as the Federal Chief Information Officer for the U.S. Government in February 2015. In that role, he had oversight, budget and management responsibilities for the more than $85 billion budget that the Federal Government annually spends on IT. He and his team managed the government-wide response plan after the Office of Program Management cybersecurity incident, which prompted the Cybersecurity Sprint and Implementation Plan (CSIP) that dramatically improved the information systems security posture of the Federal Government. He also created the first “State of IT” report at the end of the Obama administration, collaborating with members of Congress to create several legislative proposals to improve IT funding within the Federal Government. Prior to his appointment, Mr. Scott had been serving as the founder and CEO of the Tony Scott Group, LLC., a Washington DC and Silicon Valley-based consulting and venture capital firm focused on early-stage cybersecurity and privacy technologies. Mr. Scott is a renowned expert on providing public and private sector executive insights concerning matters such as digital transformation, cloud adoption, machine learning, AI, cybersecurity, governance, open data, and workforce diversity, and he has appeared frequently before Congress as well as at numerous industry forums. He has also held positions as Chief Technology Officer at General Motors, as well as senior executive positions at Bristol Meyers Squibb, Price Waterhouse, Sun Microsystems and Marriott. Mr. Scott holds a Bachelor of Science Degree from the University of San Francisco in Information Systems Management and a Juris Doctorate (law) degree from Santa Clara University. Mr. Scott’s many years in executive leadership roles, including serving for governmental agencies, combined with his IT and cybersecurity experience make him uniquely qualified to serve on our board and as our president and chief executive officer.

Kimberly Pinson was appointed by the Board as our Chief Financial Officer on June 27, 2022. Ms. Pinson brings more than 25 years of experience leading finance and related functions for global software, technology, medical device, healthcare, and real estate companies. Prior to joining us, Ms. Pinson served as Chief Financial Officer for NetFortis since 2020 as well as for EndoStim, Inc. from 2016 through 2020. Prior to joining EndoStim, Inc., Ms. Pinson served as Chief Financial Officer for United Orthopedic Group, as well as in senior finance leadership roles at Quadrem, Xtria, Novo Networks, and Centex. Ms. Pinson began her career at Grant Thornton in audit, has a BBA from the University of Texas at Dallas, and was a licensed certified public accountant.

T. Joe Head currently serves as our Chief Technology Officer, was a co-founder of the Company, and served as one of our directors from 1983 through 2022. Prior to co-founding the Company, Mr. Head held the positions of Product Marketing Manager and Marketing Engineer of Honeywell Optoelectronics, from 1980 through 1983. Mr. Head holds a B.S. degree in Electrical Engineering from Texas A&M University.

Anthony J. LeVecchio was appointed by the Board to serve as a Director on August 6, 2020, as Board Chair on August 20, 2020, and was appointed to serve as our “Executive Chairman of the Board” on August 4, 2021. Mr. LeVecchio also serves on our Compensation Committee. Mr. LeVecchio founded The James Group, Inc. in 1988 and is its current President. The James Group is a general business consulting firm that has advised CEOs across a wide range of industries in both public and private companies. Prior to forming The James Group, Mr. LeVecchio was the Senior Vice President and Chief Financial Officer for VHA Southwest, Inc., a regional healthcare system. Before that, Mr. LeVecchio held financial management positions with Philips Information Systems, Exxon Office Systems and Xerox Corporation. Mr. LeVecchio has served on the board of over 20 private companies ranging from pre-revenue startups to companies with over $100 million in annual revenues. In this capacity, he has guided companies through all phases of corporate growth including startup operations; achieving profitability; asset, debt, and equity financing; merger and acquisitions and implementation of corporate governance best practices. His previous board experience includes serving as Chairman of the Board of Legacy Texas Bank (Nasdaq) and as Co-chairman of the Board for UniPixel, Inc. (Nasdaq). Mr. LeVecchio has also served on boards for Microtune, Inc., DG FastChannel, Inc., Maxum Health, Inc., Medical Alliance and ASDS. As a public company director, he has experience with IPOs; secondary offerings; Sarbanes Oxley preparedness and qualification for 404 accelerated filers; Nasdaq de-listing and relisting; SEC stock option backdating investigations and class action lawsuit resolution; and Dodd Frank implementation. In addition to his business activities, Mr. LeVecchio is a lecturing professor in the School of Management at University of Texas, Dallas, and is a member of the advisory board for The Institute for Excellence in Corporate Governance at UTD. In 2014, he was named as an Outstanding Public Company Director by the Dallas Business Journal. He has participated as a speaker and panelist on several occasions for Bank Director and Corporate Board Member. Mr. LeVecchio received a Bachelor of Economics from Rollins College, Winter Park, Florida, and an M.B.A. in Finance from the same institution where he remains an active alumnus and a former member of their Board of Trustees. Mr. LeVecchio was selected to serve as our Board Chair and on our Compensation Committee because of his standing as a financial expert and corporate governance expert.

Katrinka B. McCallum, NACD.DC was appointed to our Board in February of 2021 and serves as Chair of our Audit Committee and as a member of our Nominating and Corporate Governance Committee. Most recently, until 2020, Ms. McCallum was Vice President of Customer and Product Experience at Red Hat, a leading provider of enterprise open-source solutions, which was acquired by IBM in 2019. She joined Red Hat in 2007 as VP of Investor Relations and has served in a variety of Vice President positions within the Products & Technologies organization during her tenure there. During her career, that spans more than two decades in enterprise software, Ms. McCallum led business units, sales and marketing organizations as well as engineering and operations teams. She developed a reputation for driving strategy into actions that intelligently aligned the operational backbone and accelerated the business. Following her tenure at Red Hat, Ms. McCallum has been serving on numerous boards, including her current service on the board of ACI Worldwide, Inc. (Nasdaq: ACIW), and formerly on the board of Rimini Street, Inc. (Nasdaq: RMNI) from February 2021 to August 2024. In addition, she has served on corporate boards including Micromuse, Inc. (Nasdaq) and Round Pond, a subsidiary board of Red Hat, Inc. Ms. McCallum retired as a member of the North Carolina Board of Science, Technology & Innovation, where she co-chaired the Data Economy committee. In addition, she was a member of the executive committee for the North Carolina Technology Association board. Ms. McCallum has an M.B.A. from The Fuqua School of Business at Duke University, a B.A. in Economics from Wellesley College, and a Certificate in Accounting from Northeastern University. And though now inactive, Ms. McCallum earned her CPA license while working as an auditor for Deloitte and she is an active member of the National Association of Corporate Directors. Ms. McCallum’s broad array of business experience and expertise as a strategic high growth technology leader, financial expert, as well as her general business acumen across a broad range of public, private and non-profit organizations make her particularly qualified for service on our Board, our Nominating and Governance Committee, and as Chair of our Audit Committee. Ms. McCallum is NACD Directorship Certified®.

Gregory K. Wilson was elected to our Board in May of 2021 and serves as Chair of our Nominating and Corporate Governance Committee and as a member of our Audit Committee. Since 2019, Mr. Wilson has been the Chief Information Security Officer at Docupace, a company that provides a suite of digital solutions to assist broker-dealers, registered investment advisers and other financial professionals. Docupace streamlines and automates client onboarding, document management, advisor transitions and other critical workflows while maintaining SEC and FINRA compliance. Prior to that, Mr. Wilson was Chief Information Security Officer at Pioneer Natural Resources from 2018 through the end of 2020, where he was responsible for the development and execution of its information security, risk, compliance and privacy program, which included risk management, incident response, vendor management and security governance. From 2014 until his move to Pioneer, Mr. Wilson was Head of Information Security at 1st Global. Mr. Wilson is an experienced leader with more than 23 years of experience in IT Risk Management, Information Security, IT Audit, Litigation Support, Privacy, Business Continuity and Disaster Recovery Planning, Training and Awareness and Compliance Management. Mr. Wilson has expert knowledge in risk assessment and security compliance with the regulatory requirements of Sarbanes-Oxley (SOX), Payment Card Industry (PCI), Health Insurance Portability and Accountability Act (HIPAA), Gramm Leach-Bliley Act (GLBA), US Patriot Act and General Data Protection Regulation (GDPR). Mr. Wilson serves as an Advisor to Menlo Ventures, YL and Vation Ventures and on several corporate Advisory Boards and Dallas Innovation Advisory Council as well as several professional and community boards. Mr. Wilson received his master’s degree in economics from the University of Oklahoma and his bachelor's degree in public administration from the University of Nebraska at Omaha. Mr. Wilson has completed the NACD’s Director Professionalism certification and has been designated a Qualified Technology Expert by the Digital Director Network. Mr. Wilson holds the CISSP, CISM, CGEIT, CDPSE, PSM and PMP certifications as well as his Series 7, 24 and 66. Mr. Wilson’s extensive experience serving on private corporate, governmental, and nonprofit boards as well as his leadership and experience in Information Security strategy, risk governance, enterprise risk management, digital transformation, regulatory compliance, incident response, mergers and acquisitions, and operations makes him particularly qualified for service on our Board.

Dion Hinchcliffe is an internationally recognized thought leader, IT expert, enterprise architect, bestselling book author, frequent keynote speaker, analyst, and transformation consultant. Since 2014, he has been the Vice President of CIO Practice at The Futurum Group and is currently an executive fellow at the SDA Bocconi School of Management. Prior to that, from 2017 through 2024, he was a VP and Principal Analyst at Constellation Research. Mr. Hinchcliffe works with the leadership teams of Fortune 500 and Global 2000 firms to drive successful change with emerging digital methods including enterprise AI, employee experience, online community, cloud computing, data centers, digital business models, Internet ecosystems, workforce collaboration, and the future of work. A veteran of enterprise IT and several Internet startups, Mr. Hinchcliffe has been working for two decades with leading-edge methods to bridge the widening gap between business and technology. He has extensive practical experience with enterprise strategy and operational issues and he consults, advises, and writes prolifically on the convergence of business and technology. Mr. Hinchcliffe is particularly well known for his thought leadership in digital workplace, enterprise IT, AI in the workplace, agile methods, CIO issues, and digital transformation. He is a widely followed commentator and industry analyst for ZDNet. Mr. Hinchcliffe also works in the trenches with clients in the Fortune 1000, government, and Internet startup community. He is also a frequent keynote speaker and is co-author of two books on intersection of technology and business including Web 2.0 Architectures from O'Reilly as well as the bestselling Social Business By Design (John Wiley & Son.)

Director Independence

Our Board has determined that we have four “independent” members of our Board, as defined in Nasdaq Marketplace Rule 5605(a)(2) (“Rule 5605”): Anthony J. LeVecchio, Katrinka B. McCallum, Gregory K. Wilson, and Dion Hinchcliffe.

Family Relationships

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any of the following events during the past ten years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

•	being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

CORPORATE GOVERNANCE

Our business affairs are managed under the direction of the Board. The Board meets on a regularly scheduled basis during the fiscal year to review significant developments affecting the Company and to act on matters requiring Board approval. It also holds special meetings as required from time to time when important matters arise requiring Board action between scheduled meetings. The Board or its authorized committees met 4 times during the 2024 fiscal year. During fiscal year 2024, each director participated in at least 75% or more of the aggregate of (1) the total number of meetings of the Board of Directors (held during the period for which he was a director) and (2) the total number of meetings of all committees of the Board on which he served (during the period that he served).

Board Role in Risk Oversight and Management

The Board has an active role in the oversight and management of the Company’s risks and carries out its role directly and through Board committees. The Board’s direct role in our risk management process includes regular or periodic receipt and discussion of reports from management and our inside and outside counsel and advisers on areas of material risk to our business, including operational, strategic, financial, legal, and regulatory risks.

While overall enterprise-wide risk management is ultimately the responsibility of the Board, the Audit Committee is delegated with the authority to oversee the identifying, assessing, and monitoring of such risks, delegating authority for discrete risk management oversight to the appropriate committees of the Board or to a Risk Oversight sub-committee of the Audit Committee. The Audit Committee reports regularly to the Board on its activities in risk oversight, passes along reports from any Committees or sub-committees with oversight authority, and makes recommendations for any changes, modifications, improvements, or expansions of our risk assessment and management policies and procedures.

The Board also works with our Disclosure Committee that consists of senior management, including our Chief Executive Officer and Chief Financial Officer, along with one of our independent directors, Ms. McCallum. The Disclosure Committee reviews and comments on all press releases, disclosures, and reporting, including as it relates to our earnings and/or financial position prior to the Audit Committee’s review and approval of the same.

The Board has also addressed risk through the adoption of corporate policies. The Board has adopted a Code of Business Conduct and Ethics designed to ensure that our directors, officers, and employees are aware of their legal and ethical responsibilities and conduct our business in a consistently legal and ethical manner.

We have not adopted any practices or policies regarding the ability of our employees (including officers) or directors, or any of their designees, to purchase financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds), or otherwise engage in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our common stock either granted to the employee or director as part of their compensation; or held, directly or indirectly, by the employee or director.

Code of Business Conduct and Ethics

All of our directors, officers, and employees are required to abide by our Code of Business Conduct and Ethics (the “Code”) to ensure that our business is conducted in a consistently legal and ethical manner and to avoid instances of insider trading. The Code covers areas of professional conduct that include conflicts of interest, fair dealing and the strict adherence to all laws and regulations applicable to the conduct of our business. The full text of the Code is published on our website under the investor relations tab at www.intrusion.com. We intend to disclose future amendments to, or waivers from, certain provisions of the Codes of Ethics on our website within four business days following the date of such amendment or waiver. Upon the written request of any stockholder, we will furnish, without charge, a copy of the Code. This request should be directed to our Secretary at 101 East Park Blvd., Suite 1200, Plano, Texas 75074.

BOARD COMMITTEES

The Board has established three committees which consist of the Audit Committee, Compensation Committee, and Nominating and Governance Committee to devote attention to specific subjects and to assist it in the discharge of its responsibilities. Our Board has adopted written charters for each of the aforementioned committees, copies of which are publicly available on our website at www.intrusion.com under the “investor relations” section. The functions of the Audit Committee, the Compensation Committee, and the Nominating and Governance Committee are described below.

Audit Committee.

The Audit Committee assists the Board in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal accounting controls. The Audit Committee also oversees the audit efforts of our independent accountants and takes those actions as it deems necessary to satisfy it that the accountants are independent of management.

During the fiscal year 2024, the Audit Committee was composed of Ms. McCallum (Chair), Mr. Wilson, Mr. Gero, and Mr. Hinchcliffe, each of whom is independent. Mr. Gero resigned from the Board and his Committee positions, effective November 20, 2024. Mr. Hinchcliffe was nominated and elected to the Audit Committee by the Board, effective November 20, 2024. Our Board determined that Ms. McCallum is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication under the rules and regulations of Nasdaq. The Audit Committee held four meetings during fiscal year 2024.

Compensation Committee.

The Compensation Committee is empowered to advise management and make recommendations to the Board with respect to the compensation and other employment benefits of executive officers, key employees and directors of the Company. The Compensation Committee also administers the Company’s equity incentive plan for officers, key employees and directors, and the Company’s incentive bonus programs for executive officers and employees. The Compensation Committee is authorized, among other powers, to determine from time to time the individuals to whom awards shall be granted, the number of shares to be covered by each award and the time or times at which awards shall be granted pursuant to the equity incentive plan.

During the fiscal year 2024, the Compensation Committee was composed of Mr. Gero (Chair), Mr. LeVecchio and Mr. Hinchcliffe, each of whom was an independent director. Mr. LeVecchio succeeded Mr. Gero as Chair of the Compensation Committee upon Mr. Gero’s resignation from the Board on November 20, 2024. Mr. Hinchcliffe succeeded Mr. Gero as a member of the Compensation Committee, effective November 20, 2024. The Compensation Committee held [•] meetings during fiscal year 2024.

Nominating and Governance Committee.

The Nominating and Governance Committee is responsible for making recommendations to our Board regarding candidates for directorships and the size and composition of our Board. In addition, the Nominating and Governance Committee is responsible for overseeing our corporate governance guidelines and reporting and making recommendations to the Board concerning corporate governance matters.

During the fiscal year 2024, the Nominating and Governance Committee was composed of Mr. Wilson (Chair), Ms. McCallum, and Mr. Gero, each of whom was an independent director. Mr. Gero resigned from the Board and his Committee positions, effective November 20, 2024. The Nominating and Governance Committee met one time during 2024.

NOMINATION OF DIRECTORS

In nominating and evaluating candidates to determine if they are qualified to become Board members, the Nominating and Governance Committee considers a number of attributes, including:

•	personal and professional character, integrity, ethics and values, without regard to race, religion, gender or national origin;
•	general business experience and leadership profile, including experience in corporate management, such as serving as an officer or former officer of a publicly held company, or experience as a board member of another publicly held company;
•	strategic planning abilities and experience;
•	aptitude in accounting and finance;
•	expertise in domestic and international markets;
•	experience in the network security or telecommunications industry;
•	understanding of relevant technologies;
•	academic expertise in an area of our operations;
•	communications and interpersonal skills; and
•	practical and mature business judgment.

The Nominating and Governance Committee also evaluates Board members’ and nominees’ service on the boards of other public companies.

These directors also evaluate candidates identified by their personal contacts and other Board members.

The Nominating and Governance Committee will also consider nominees proposed by stockholders. Although we have no formal policy regarding stockholder nominees, stockholder nominees are viewed in substantially the same manner as other nominees. The consideration of any candidate for director will be based on the assessment of the individual’s background, skills and abilities, and if such characteristics qualify the individual to fulfill the needs of the Board at that time. To recommend a prospective nominee for consideration, stockholders should timely submit the candidate’s name and qualifications to our Corporate Secretary in writing at 101 East Park Blvd., Suite 1200, Plano, TX 75074. Our amended and restated bylaws set forth certain procedures by which stockholders may recommend nominees to the Board, as well. The Nominating and Governance Committee annually reviews the requisite skills and characteristics of Board members, as well as the composition of the Board as a whole. This assessment includes a consideration of independence, diversity, skills, experience, and industry backgrounds in the context of our needs and those of the Board. Directors are expected to exemplify the highest standards of personal and professional integrity and to constructively challenge management through their active participation and questioning.

Communication with the Board

We do not have formal procedures for stockholder communication with the Board. Any matter intended for the Board, or for any individual member or members of the Board, should be directed to our Corporate Secretary at our address indicated above, with a request to forward the same to the intended recipient. In general, all stockholder communication delivered to our Corporate Secretary for forwarding to the Board or specified Board members will be forwarded in accordance with the stockholder’s instructions, unless the Secretary believes the question or issue may be addressed adequately by our investor relations department. However, the Secretary reserves the right to not forward to Board members any abusive, threatening or otherwise inappropriate materials. The Board believes that more formal procedures are not necessary to permit shareholders adequate access to its members.

Policy Regarding Board Attendance at Stockholders Meetings

Although we have no formal policy requiring attendance, we encourage all directors to attend all meetings of stockholders. All of the then serving members of the Board attended the 2024 Annual Meeting of Stockholders and the 2024 Special Meeting of Stockholders.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Ownership Reporting. Section 16(a) of the Exchange Act requires that each of our directors and officers, and any other persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation promulgated pursuant to the Exchange Act to furnish us with copies of all Section 16(a) report forms they file with the SEC.

Delinquent Section 16(a) Reports. To our knowledge, and based solely on our review of the copies of such report forms received by us with respect to fiscal year 2024, we believe that all filing requirements applicable to our directors, officers and persons who own more than 10% of a registered class of our equity securities have been timely complied with in accordance with Section 16(a) of the Exchange Act.

INSIDER TRADING POLICY

We adopted an Insider Trading Policy (the “Policy”) and related procedures governing the purchase, sale and other dispositions of our securities by our officers, directors and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and Nasdaq listing standards.

Item 11. Executive Compensation.

The following table sets forth certain summary information regarding total compensation earned by our named executive officers for the fiscal years indicated, each of whom have served during the last two fiscal years and in all capacities in which they served the Company and our subsidiaries.

2024 SUMMARY COMPENSATION TABLE (1)

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (2)		All Other Compensation (3)	Total
Anthony Scott	2024	$425,000	$–	$–	$–		$–	$425,000
President and CEO, Director	2023	$318,750	$–	$–	$139,157	(4)	$–	$457,907

Kimberly Pinson	2024	$270,000	$–	$–	$–		$–	$207,000
Chief Financial Officer	2023	$236,250	$–	$–	$70,615	(5)	$–	$306,865

T. Joe Head,	2024	$270,000	$–	$–	$–		$–	$271,662
Chief Technical Officer	2023	$270,000	$–	$–	$26,413	(6)	$–	$298,175

(1)	No non-equity incentive plan compensation was paid, and no pension or non-qualified deferred compensation earnings were awarded to our named executive officers for the last two years. These columns have been omitted from the table.
(2)	Represents the aggregate grant date fair value computed in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The FASB ASC Topic 718 full grant date fair value will be expensed and reported as the option vests for the named executive officer. A complete discussion of the assumptions used to calculate such values can be found in the notes to the financial statements included in our 2024 Annual Report on Form 10-K.
(3)	This amount includes the annual employer matching contributions under our tax qualified Section 401(k) Savings Plan.
(4)	On March 21, 2023, Mr. Scott was awarded options to purchase 131,715 shares of common stock pursuant to our 2021 Plan (defined below) with an exercise price of $1.21, vesting date of March 21, 2024, and expiration date of March 21, 2033.
(5)	On March 21, 2023, Mr. Pinson was awarded options to purchase 66,839 shares of common stock pursuant to the 2021 Plan, with an exercise price of $1.21, vesting date of March 21, 2024, and expiration date of March 21, 2033.
(6)	On March 21, 2023, Mr. Head was awarded options to purchase 25,000 shares of common stock pursuant to the 2021 Plan, with an exercise price of $1.21, vesting date of March 21, 2024, and expiration date of March 21, 2033.

Elements of Compensation

Base Salary

The salaries of the executive officers, including the Chief Executive Officer, are determined annually by the Compensation Committee with reference to the following without specific weighting:

•	salaries paid to executives with similar responsibilities at companies of a comparable size and sales volume, primarily in the high technology industry;
•	each officer’s performance; and
•	our overall financial results.

The Compensation Committee believes that other companies likely compete with us for executive talent and that we must offer salaries within a competitive market range to attract and retain talented executives. However, the Compensation Committee manages salaries for the executive group as a whole in a conservative fashion in order to place more emphasis on incentive compensation.

Bonus

To reinforce the attainment of corporate objectives, the Compensation Committee believes that a substantial portion of the potential annual compensation of each executive officer should be in the form of short-term, variable incentive pay. The incentive cash bonus program for executives is established annually by the Compensation Committee based upon our achievement of sales and/or earnings targets established at the beginning of the fiscal year. The incentive plan for executives requires a threshold level of financial performance before any incentives are awarded. Once the threshold objective for sales and/or earnings for a fiscal year is reached, specific formulas are in place to calculate the actual incentive payment for each executive for such year.

Bonuses Awarded

In fiscal years 2024 and 2023, we did not achieve our targeted sales and/or earnings goals and did not reach our threshold level of sales and/or earnings for bonuses. Per the employee incentive plan, we did not award full-time, non-commissioned employees a bonus. This included our current executive officers.

Stock Option and Equity Incentive Programs

The goal of our short- and long-term equity-based incentive awards is to align the interests of executive officers with our stockholders. The Compensation Committee determines the value allocated to equity-based incentives according to each executive’s position, individual performance, contributions to achievement of corporate objectives and related factors, and grants equity awards to create a meaningful opportunity for stock ownership. The Board approves short- and long-term incentives in the form of cash, stock option grants, restricted stock issuances, and performance stock unit awards when performance meets or exceed expectations.

We have four stock-based compensation plans—the 2023 Employee Stock Purchase Plan, the 2021 Omnibus Plan, the 2015 Stock Incentive Plan, and the 2005 Stock Incentive Plan. We grant stock from both the 2021 Omnibus Incentive Plan and the 2015 Stock Incentive Plan.

•	2023 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for the issuance of up to 1.0 million shares of common stock to participating eligible employees and allows eligible employees to purchase shares of common stock at a 15% discount from the fair market value of the stock as determined on specific dates at six-month intervals. The offering periods under the ESPP commence on January 1 and July 1 of each year.
•	2021 Omnibus Incentive Plan (the “2021 Plan”). The 2021 Plan is administered by the Compensation Committee of the Board and permits the grant of cash and equity-based awards, which may be awarded in the form of stock options, stock appreciation rights, restricted stock awards, performance awards, other stock-based awards, and other cash-based awards. The aggregate number of shares of common stock that may be issued or used for reference purposes or with respect to which awards may be granted under the 2021 Plan shall not exceed 2.5 million shares and is subject to any increase or decrease, which shares may be either authorized and unissued common stock or common stock held in or acquired for the treasury of the Company or both.
•	2015 Stock Incentive Plan (“the “2015 Plan”). The 2015 Plan provides for the issuance of up to 30,000 shares of common stock. The 2015 Plan consists of three separate equity incentive programs: the Discretionary Option Grant Program; the Stock Issuance Program; and the Automatic Option Grant Program for non-employee Board members. Officers and employees, non-employee. Board members and independent contractors are eligible to participate in the Discretionary Option Grant and Stock Issuance Programs.
•	2005 Stock Incentive Plan (the “2005 Plan”). Grants can no longer be made from the 2005 Plan. The 2005 Plan will remain active until all outstanding options have been exercised, forfeited, expired, or cancelled.

Equity Awards Granted

We grant equity awards to our executive officers and key employees in order to retain their services and increase their performance potential to help attain our long-term goals. However, there has been no set formula for the granting of awards to individual executives or employees.

During fiscal year 2024, we issued no stock options to employees, officers or members or our Board. In 2023, we granted stock options to purchase 31,420 shares of common stock. Of these amounts, options to purchase 14,441 shares have been granted to our named executive officers or to members of our Board. During fiscal year 2024 and 2023, we issued no restricted stock to our named executive officers.

While stock options if awarded are generally awarded in the first or second quarter of each fiscal year, the Board has a policy of making no awards during any period in which the Company is in possession of material non-public information, any such contemplated awards being abated until such time as the information is made public and a reasonable period of time has expired after the disclosure. During the relevant reporting period, no awards of options were granted to a named executive officer within a period starting four business days before and ending one business day after the filing of the issuer’s Form 10-Q or Form 10-K, or the filing or furnishing of a current report on Form 8-K that discloses material nonpublic information.

Timing of Awards

Equity awards to executive officers and other key employees are typically granted annually in conjunction with the review of the individual’s performance. This review typically takes place in January. Grants to newly hired employees are typically effective at the first Compensation Committee meeting following the employee’s first day of employment, after approval by the committee. The exercise price of all stock options is set at the then current day’s closing price of our common stock.

Stock Ownership Guidelines

We do not have any standard stock ownership guidelines. However, all executives are encouraged to retain stock options and other shares that they directly own.

Perquisites

We limit the perquisites that are made available to executive officers. We do not have a pension program for executives or employees.

The perquisites provided in fiscal year 2024 are as follows. All employees who participated in our 401(k) plan may receive up to 1% of their annual salary in matching funds. All of the named executive officers who participated in the 401(k) plan received matching funds. The health and life insurance plans are the same for all employees. In general, all employees and dependents base health premiums are paid 80% by us and 20% by the employees. All employees are also provided life insurance for up to $50,000. This policy is the same for all employees, including executive officers.

Employment Agreements

Neither we nor our subsidiaries have any employment agreements with any of our named executive officers other than the below described Executive Employment Agreement with Anthony Scott.

Anthony Scott Employment Agreement

We entered into an Executive Employment Agreement with Anthony Scott on November 11, 2021, which provides for the following: a $425,000 annual cash salary; a one-time restricted stock award equivalent to $75,000 of common stock based on the closing price as of November 11, 2021; the ability to earn up to two times his annual salary (in cash or a combination of cash and stock option awards) under the terms of our existing executive incentive based bonus plan; the ability to participate in our long-term incentive plan; as well as other reasonable and customary benefits provided by the Company. In addition, the Employment Agreement requires that the Board nominate Mr. Scott for election as a director at the Annual Meeting. On March 27, 2023, the Board approved an amendment to the Executive Employment Agreement. The amendment effected a change to Mr. Scott’s compensation package (the “Amendment”). The Amendment provided for a temporary 50% reduction of Mr. Scott’s annualized base salary during the period beginning March 24, 2023 to September 22, 2023, equal to $106,250 and granted an award of options to purchase 131,715 shares of our common stock, vesting on March 21, 2024 and an exercise price of $1.21 per share.

Long-term Incentive Plan

No long-term incentives were awarded in 2024 or 2023.

Outstanding Equity Awards at the End of Fiscal Year 2024

2024 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table sets forth information with respect to the options outstanding by our named executive officers held at fiscal year-end 2024.

		Option Awards			Stock Awards
	Number of	Number of	Option	Option	Number of	Market
	Securities	Securities	Exercise	Exercise	Shares	Value
	Underlying	Underlying	Price	Date	or Units	Shares or
	Unexercised	Unexercised			Not Vested	Units Vested
	Options	Options
Name	(#)	(#)(1)	($)	(2)	(#)	($)
	Exercisable	Unexercisable			Not Vested	Not Vested
Anthony Scott	6,586		24.20	3/21/2033	–	$–

Kimberly Pinson	834	416	$69.00	11/10/2032	–	$–
	3,342	–	$24.20	3/21/2033	–	$–

T. Joe Head	1,250	–	$24.20	3/21/2033	–	$–

(1)	Options become exercisable in three equal annual installments beginning on the first anniversary date of grant.

(2)	The expiration date of each option occurs ten years after the date of grant of each option.

Pay vs. Performance

The following table sets forth compensation information for our President and Chief Executive Officer and our other named executive officers (NEOs) for purposes of comparing their compensation to the value of our shareholders’ investments and our net income, calculated in accordance with SEC regulations, for fiscal years 2024 and 2023.

Year	Summary Compensation Table Total for CEO(1)	Compensation Actually Paid to CEO(2)	Average Compensation Table total for Non-CEO NEOs(3)	Average Compensation Actually paid to Non-CEO NEOs(4)	Value of Initial Fixed $100 Investment Based Total Shareholder Return(5)	Net Income (Loss)
2024	$425,000	$427,911	$270,779	$270,229	$60.87	$(7,790)
2023	$457,907	$319,652	$302,520	$217,347	$8.01	(13,891)

(1)	The dollar amounts reported are the amounts of total compensation reported for our President and Chief Executive Officer, Anthony Scott, in the Summary Compensation Table for fiscal years 2024 and 2023.

(2)	The dollar amounts reported represent the amount of “compensation actually paid,” as computed in accordance with SEC rules. The dollar amounts reported are the amounts of total compensation reported for Mr. Scott during the applicable year, but also include (i) the year-end value of equity awards granted during the reported year, (ii) the change in the value of equity awards that were unvested at the end of the prior year, measured through the date the awards vested, or through the end of the reported fiscal year, and (iii) value of equity awards issued and vested during the reported fiscal year. See Table below for further information.
(3)	The dollar amounts reported are the average of the total compensation reported for our NEOs, other than our CEO, in the Summary Compensation Table for fiscal years 2024 and 2023.
(4)	The dollar amounts reported represent the average amount of “compensation actually paid,” as computed in accordance with SEC rules, for our NEOs, other than our CEO. The dollar amounts reported are the average of the total compensation reported for our NEOs, other than our CEO in the Summary Compensation Table for fiscal years 2024 and 2023, but also include (i) the year-end value of equity awards granted during the reported year, (ii) the change in the value of equity awards that were unvested at the end of the prior year, measured through the date the awards vested, or through the end of the reported fiscal year, and (iii) value of equity awards issued and vested during the reported fiscal year.
(5)	Reflects the cumulative shareholder return over the relevant fiscal year, computed in accordance with SEC rules, assuming an investment of $100 in our common shares at a price per share equal to the closing price of our common stock on the last trading day before the commencement of the applicable fiscal year and the measurement end point of the closing price of our common stock on the last trading day in the applicable fiscal year. For 2024, the closing price of our common stock on December 31, 2023, was $5.06 and the closing price of our common stock on December 31, 2024 was $3.08. For 2023, the closing price of our common stock on December 31, 2022, was $63.20 and the closing price of our common stock on December 31, 2023 was $5.06.

To calculate the amounts in the “Compensation Actually Paid to CEO” column in the table above, the following amounts were deducted from and added to (as applicable) our President and CEO’s “Total” compensation as reported in the Summary Compensation Table:

Year	Summary Compensation Table Total for Non-CEO NEOs	Reported Value of Equity Awards for Non-CEO NEOs(1)	Fair Value as of Year End for Unvested Awards Granted During the Year	Fair Value Year Over Year Increase or Decrease in Unvested Awards Granted in Prior Years	Fair Value Increase or Decrease from Prior Year end for Awards that Vested During the Year	Compensation Actually Paid to Non-CEO NEOs
2024	$270,779	$–	$–	$(159)	$(390)	$270,229
2023	$302,520	$48,514	$8,674	$(22,910)	$(22,424)	$217,347

(1)	Represents the grant date fair value of the equity awards to our Non-CEO NEOs, as reported in the Summary Compensation Table

Relationship between Pay and Performance

Our “total shareholder return,” as set forth in the above table, during the two-year period ended December 31, 2024 increased by 660.3% compared to (a) an increase in “compensation actually paid” to our CEO from $319,652 in 2023 to $427,911 in 2024 and (b) a increase in average “compensation actually paid” to our non-CEO NEOs from to $217,347 in 2023 to $270,229 in 2024. In addition, our net loss during the two-year period ended December 31, 2024 decreased by 43.9%, from $(13,891) to $(7,790) in 2024 compared to the aforementioned changes in “compensation actually paid” to our CEO and non-CEO NEOs.

DIRECTOR COMPENSATION

Overview of Compensation and Procedures

Similar to the setting of executive compensation, the Compensation Committee reviews the level of compensation of non-employee directors on an annual basis. We have historically used data from a number of different sources to determine the compensation for non-employee directors. Some examples of the data used include publicly available data describing director compensation in peer companies and survey data collected by us.

We compensate non-employee members of the Board through a mixture of cash and equity-based compensation. Each non-employee director currently receives an annual cash retainer fee of $37,500. In addition, our Chairman receives an annual fee of $40,000 for his service; the Audit Committee Chair receives an additional annual fee of $18,000; the Compensation Committee Chair receives an additional annual fee of $12,500; and the Nominating and Governance Chair receives an additional $7,500 for their service. During 2023, the Board voluntarily exchanged a portion of their annual fees for stock options. Each non-employee director is also reimbursed for all reasonable expenses incurred in attending such meetings. Directors who are also full-time employees receive no additional compensation for serving as directors. During 2024, Mr. Scott, our President and Chief Executive Officer, served on the current Board with no additional compensation.

We provide each non-employee director with restricted stock awards of common stock at the Annual Meeting in an amount equal to $70,000 determined by the closing price of our common stock on the day of such award. These awards vest on the one-year anniversary of the award.

2024 DIRECTOR COMPENSATION

Name and Principal Position	Fees Earned or Paid in Cash (4)	Stock Awards ($)		Option Awards ($)	Total

Anthony Scott (1)	$–	$–		$–	$–
President and Chief Executive Officer

Anthony J. LeVecchio	$58,125	$70,000	(3)	$–	$128,125
Chairman

Jim Gero (2)	$50,000	$70,000	(3)	$–	$120,000
Board Member

Katrinka B. McCallum	$55,500	$70,000	(3)	$–	$125,500
Board Member

Dion Hinchcliffe	$18,750	$70,000		$–	$88,750
Board Member

Gregory K. Wilson	$45,000	$70,000	(3)	$–	$115,000
Board Member

(1)	No fees were paid to employees for serving as a director of the Company.
(2)	Resigned from the Board and its Committees on November 20, 2024.
(3)	The dollar amount reported herein reflects the aggregate grant date fair value of restricted stock units granted based on the closing price of the Company’s common stock on the date of the grant. These awards represent 50,724 shares of restricted common stock units awarded to the director in September 2024 based on a per share price of $1.38. The awards were made pursuant to the 2021 Plan and fully vest on the first anniversary of the award date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of common stock as of April 30, 2025, unless otherwise indicated, by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each director and director nominee, (iii) our current executive officers and (4) all current directors, nominees, and executive officers as a group. The persons and entities named in the table have sole voting and investment power with respect to all such shares owned by them, unless otherwise indicated.

Name of Beneficial Owner or Group (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Directors and Named Executive Officers:
Anthony Scott (3)	1,865,197	8.84%
Kimberly Pinson (4)	48,086	*%
Anthony J. LeVecchio(5)	38,889	*%
Katrinka B. McCallum (6)	13,809	*%
Gregory K. Wilson (7)	9,128	*%
T. Joe Head (8)	47,506	*%
All directors, director nominees, and executive officers as a group (6 persons) (9)	2,022,615	9.56%

Other 5% or Greater Stockholders:
Raymond T. Hyer (10)	2,424,041	11.57%

* Represents beneficial ownership of less than 1% of the outstanding shares of common stock.

(1)	The address for of the persons or entities shown in the foregoing table who are beneficial owners of more than 5% of the Common is 101 East Park Blvd, Suite 1200, Plano, Texas 75074, except for Raymond Hyer, whose address is 3919 E. 7th Avenue, Tampa, Florida 33605.
(2)	Beneficial ownership is calculated in accordance with the rules of the SEC in accordance with Rule 13d-3(d)(1) of the Exchange Act. The percentage of beneficial ownership is based on 19,895,095 shares of common stock issued outstanding as of April 30, 2025. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable on or before June 29, 2025, are deemed outstanding. However, these shares are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated in the footnotes to this table, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.
(3)	Includes 6,586 shares that Mr. Scott may acquire upon exercise of options and 1,204,830 shares that Mr. Scott may acquire upon the exercise of warrants that are currently exercisable or will become exercisable on or before June 29, 2025. The warrants that Mr. Scott may exercise include a beneficial ownership limitation that limits the number of warrants that can be exercised. The warrants exercised cannot result in Mr. Scott’s beneficial ownership exceeding 19.99% of the number of outstanding shares of our common stock.
(4)	Includes 4,176 shares that Ms. Pinson may acquire upon exercise of options and 23,334 shares that Ms. Pinson may acquire upon the exercise of warrants that are currently exercisable or will become exercisable on or before June 29, 2025.

(5)	Includes 1,610 shares that Mr. LeVecchio may acquire upon exercise of options and 8,334 shares that Mr. LeVecchio may acquire upon the exercise of warrants that are currently exercisable or will become exercisable on or before June 29, 2025.
(6)	Includes 795 shares that Ms. McCallum may acquire upon exercise of options 5,834 shares that Ms. McCallum may acquire upon the exercise of warrants that are currently exercisable or will become exercisable on or before June 29, 2025.
(7)	Includes 645 shares that Mr. Wilson may acquire upon exercise of options and 2,813 shares that Mr. Wilson may acquire upon the exercise of warrants that are currently exercisable or will become exercisable on or before June 29, 2025.
(8)	Includes 1,250 shares that Mr. Head may acquire upon the exercise of options that are currently exercisable or will become exercisable on or before June 29, 2025. Also includes 5,000 shares held by the Biblical Studies Foundation in which Mr. Head is President.
(9)	Includes an aggregate of 15,062 shares that may be acquired upon the exercise of options and 1,245,145 shares that may be acquired upon exercise of warrants of officers and directors that are currently exercisable or will become exercisable on or before June 29, 2025.
(10)	Includes 1,061,307 shares that Mr. Hyer may acquire upon the exercise of warrants that are currently exercisable or will become exercisable on or before June 29, 2025. The warrants that Mr. Hyer may exercise include a beneficial ownership limitation that limits the number of warrants that can be exercised. The warrants exercised cannot result in Mr. Hyer’s beneficial ownership exceeding 19.99% of the number of outstanding shares of our common stock.

Equity Compensation Plan Information

The following table sets forth the aggregate information on our equity compensation plans in effect as of December 31, 2024 (in thousands except weighted average exercise prices).

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights		(b) Weighted average exercise price of outstanding options, warrants, and rights (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2005 Stock Incentive Plan	–		41.00	–
2015 Stock Option Plan	19		80.47	8
2021 Omnibus Incentive Plan	227	(2)	46.68	2,250
2023 Employee Stock Purchase Plan	–		–	997
Equity compensation plans not approved by security holders	–		–	–
Total	246		$61.26	3,255

(1)	The weighted average exercise price is calculated based solely on outstanding stock options. It does not take into account the shares of our common stock underlying restricted stock units, which have no exercise price.
(2)	Includes 203,000 restricted stock units, options to purchase 43,000 shares of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

On January 2, 2024, we entered into an invoice financing arrangement pursuant to a note purchase agreement with Anthony Scott, our President and Chief Executive Officer, according to which, among other things, Mr. Scott purchased a promissory note (the “Note”) in the aggregate principal amount of $1,080,000 in exchange for $1.0 million. Under the Note, we are obligated to make principal payments to Mr. Scott in the amount $40,000 per week each week prior to its maturity on June 15, 2024. Interest accrues on the balance of the Note prior to its maturity at a rate of 7.0% per annum, compounded daily. In connection with the issuance of the Note, we also entered into a security agreement, which provides to Mr. Scott, according to its terms, a security interest in all accounts receivable or other receivables now existing or subsequently created prior to the payment of the Note, subject to prior permitted liens.

On October 10, 2023, we entered into an invoice financing arrangement pursuant to a note purchase agreement with James Gero, one of our former directors, according to which, among other things, Mr. Gero purchased a promissory note (“Note 2”) in the aggregate principal amount of $500,000 in exchange for $465,000. Under Note 2, we made principal payments to Mr. Gero in the amount of $10,000 per week each week prior to its maturity on November 2, 2023. Interest accrued at a rate of 7.0% per annum, compounded daily. Note 2 was repaid in full on November 2, 2023. We recorded $40,000 in interest expense related to Note 2.

During 2023 and up until April 30, 2025, there have been no other transactions, or currently proposed transactions, between us and any of our executive officers, directors, director nominees, or 5% beneficial holders, or member of the immediate family of the foregoing persons, in which one of the foregoing individuals or entities had an interest of more than $120,000 or 1% of the average of our total assets as of the end of the last two completed fiscal years. It is our policy that any such transaction between us and these individuals would require the review and approval of our Board prior to being entered into.

Director Independence

See “Directors, Executive Officers and Corporate Governance - Director Independence” above.

Item 14. Principal Accountant Fees and Services.

Independent Registered Public Accounting Firm

Our independent registered public accounting firm is Whitley Penn, LLP, Dallas, Texas, PCAOB ID: 726.

Audit Fees

The following table presents the aggregate fees billed by Whitley Penn, LLP for the fiscal years ended December 31, 2024 and 2023.

Fee Category	Fiscal Year Ended December 31, 2024	Fiscal Year Ended December 31, 2023
Audit fees (1)	$235,231	$216,941
Audit-related fees	$66,813	$43,835
Tax fees	$12,000	$2,000
All other fees	$18,070	$18,025
Total fees	$332,114	$2,487,801

(1)	Audit fees consists of fees for professional services rendered in connection with the audit of our annual financial statements for inclusion in our Annual Report on Form 10-K, the review of our quarterly financial statements for inclusion in our Quarterly Report on Form 10-Q, and additional billings included in the year in which services are performed and services that are normally provided by independent registered public accounting firms in connection with statutory or regulatory filings or engagements.

Pre-approval Policies and Procedures

The Audit Committee pre-approves all services provided to us by our independent registered public accounting firm through the following policies and procedures: (1) the Audit Committee reviews with our independent registered public accounting firm its audit plan and report thereon, including estimated Audit Fees, Audit-Related Fees, Tax Fees and Other Fees; (2) upon review of such audit plan and estimated fees, the Audit Committee may pre-approve the provision of such products and services and the payment therefor; and (3) at subsequent meetings of the Audit Committee, the Audit Committee reviews the status of the provision of all products and services from our independent registered public accounting firm and payment therefor, and may pre-approve the provision of additional products and services as necessary.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The response to this portion of Item 15 is set forth under Part II, Item 8 of our Annual Report on Form 10-K, as filed on February 27, 2025.

(a)(2) Financial Statement Schedules

All schedules have been omitted because they are not required or because the required information is given in the financial statements or notes thereto included in this Annual Report.

(a)(3) Exhibits

See Item 15(b) hereto.

(b)       Exhibits

Exhibit Number	Description of Exhibit
3.1(3)	Restated Certificate of Incorporation of the Registrant
3.2(30)	Certificate of Amendment to Certificate of Incorporation of Registrant
3.3(19)	Amended and Restated Bylaws of the Company
3.4(33)	Certificate of Amendment to Certificate of Designations of Preferences and Rights of Series A Preferred Stock of Intrusion Inc. a Delaware Corporation, filed by the registrant with the State of Delaware, Secretary of State, Division of Corporations on May 9, 2024.
3.5(38)	Amended and Restated Certificate of Incorporation of the Company, dated as of March 15, 2024.
3.6(39)	Designations of Preferences and Rights of Series A Preferred Stock of the Registrant, filed by the Registrant with the State of Delaware, Secretary of State, Division of Corporations on March 15, 2024.
4.1(5)	Specimen Common Stock Certificate
4.2(17)	Description of the Registrant’s Capital Stock
4.3(13)	Form of Convertible Promissory Note #1 Issued Under the Securities Purchase Agreement dated March 10, 2022, by and between the Registrant and Streeterville Capital, LLC
4.4(13)	Form of Convertible Promissory Note #2 Issued Under the Securities Purchase Agreement dated March 10, 2022, by and between the Registrant and Streeterville Capital, LLC
4.5(14)	Form of Warrant Issued under that Securities Purchase Agreement between the Registrant and the Purchaser identified on the signature pages thereto, dated September 12, 2022
4.6(20)	Form of Warrant
4.7(20)	Form of Placement Agent Warrant
4.8(26)	Promissory Note dated January 2, 2024, by and between Registrant and Anthony Scott, President and Chief Executive Officer of Intrusion, Inc.
10.1(13)	Securities Purchase Agreement dated March 10, 2022, by and between the Registrant and Streeterville Capital, LLC
10.2(15)	Amendment dated January 11, 2023, to the Securities Purchase Agreement dated March 10, 2022, by and between the Registrant and Streeterville Capital, LLC
10.3(14)	Securities Purchase Agreement between the Registrant and the Purchasers identified on the signature pages thereto, dated September 12, 2022
10.4(16)	Note Purchase Agreement dated February 23, 2023, by and Between Registrant and Streeterville Capital, LLC

10.5(2)+	Amended and Restated 401(k) Savings Plan of the Registrant
10.6(4)+	Intrusion Inc. 401(k) Savings Plan Summary of Material Modifications
10.7(6)+	Amended 2005 Stock Incentive Plan of the Registrant
10.8(7)+	2015 Stock Incentive Plan of the Registrant
10.9(8)+	Form of Notice of Grant of Stock Option
10.10(8)+	Form of Stock Option Agreement
10.11(8)+	Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Initial Grant)
10.12(8)+	Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Annual Grant)
10.13(8)+	Form of Automatic Stock Option Agreement
10.14(9)+	Intrusion Inc. 2021 Omnibus Incentive Plan
10.15(10)+	Form of Incentive Stock Option Award Agreement to the Intrusion Inc. 2021 Omnibus Incentive Plan
10.16(18)+	Form of Restricted Stock Award Agreement to the Intrusion Inc. 2021 Omnibus Incentive Plan
10.17(18)+	Form of Non-Qualified Stock Option Agreement to the Intrusion Inc. 2021 Omnibus Incentive Plan
10.18(11)	Sales Agreement, dated August 5, 2021, between the Registrant and B. Riley Securities, Inc.
10.19(12)+	Executive Employment Agreement between Intrusion Inc. and Anthony Scott, dated November 11, 2021
10.20(21)	Forbearance and Standstill Agreement dated August 2, 2023, by and between Registrant and Streeterville Capital, LLC
10.21(21)	Amendment to Forbearance Agreement dated August 7, 2023, by and between Registrant and Streeterville Capital, LLC
10.22(22)	Stipulation of Compromise and Settlement September 28, 2023 (Prawatt V Blount, et al)
10.23(23)	Exchange Agreement dated October 11, 2023, by and between Registrant and Streeterville Capital, LLC
10.24(23)	Exchange Agreement dated October 17, 2023, by and between Registrant and Streeterville Capital, LLC
10.25(24)	Form of Securities Purchase Agreement by and between the Registrant and the Purchasers dated November 8, 2023
10.26(24)	Form of Placement Agent Agreement by and between the Registrant and Wellington Shields & Company LLC dated November 8, 2023
10.27(24)	Form of Lock-up Agent Agreement
10.28 (25)	Exchange Agreement dated December 19, 2023, by and between Registrant and Streeterville Capital, LLC
10.29(26)	Form of Invoice Financing Agreement dated January 2, 2024, by and between Registrant and Anthony Scott, President and Chief Executive Officer of Intrusion, Inc.
10.30(26)	Security Agreement dated January 2, 2024, by and between Registrant and Anthony Scott, President and Chief Executive Officer of Intrusion, Inc.
10.31(27)	Notice of Pendency and Proposed Settlement of Action dated December 21, 2023.
10.32(28)	Exchange Agreement dated March 7, 2024, by and between Registrant and Streeterville Capital, LLC
10.33(29)	Exchange Agreement dated March 15, 2024, by and between Registrant and Streeterville Capital, LLC
10.34(29)	Form of Partitioned Promissory Note, Note #1 dated March 15, 2024, by and between Registrant and Streeterville Capital, LLC
10.35(31)	Lease between dated September 29, 2023 by and between Registrant and JBA Portfolio, LLC
10.36(32)	Form of New Warrant.
10.37(34)	Exchange Agreement dated May 10, 2024, by and between the Registrant and Streeterville Capital, LLC.
10.38(35)	Standby Equity Purchase Agreement, dated July 3, 2024.
10.39(36)	Standby Equity Purchase Agreement, dated June 3, 2024, by and between Registrant and Streeterville Capital, LLC.
10.40(37)	Registration Rights Agreement, dated June 3, 2024, by and between Registrant and Streeterville Capital, LLC.
10.41(42)	Exchange Agreement by and between the Registrant and Streeterville Capital, LLC, dated as of December 6, 2024.
10.42(43)	Form of Warrant.
14.1(17)	Code Of Conduct
19.1*	Insider Trading Policy
21(18)	List of Subsidiaries of Registrant
23.1*	Consent of Whitley Penn LLP, Independent Registered Public Accounting Firm

31.1(1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act
31.2(1)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act
32.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97(31)	Compensation Recovery Policy
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document
104(1)	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Indicates management contract or compensatory plan.

* Previously filed or furnished with our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed on February 27, 2025.

(1)	Filed or furnished herewith.
(2)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, which Exhibit is incorporated herein by reference.
(3)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 15, 2010, which Exhibit is incorporated herein by reference.
(4)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, which Exhibit is incorporated herein by reference.
(5)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (as amended), which Exhibit is incorporated herein by reference.
(6)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 15, 2005, which Exhibit is incorporated herein by reference.
(7)	Filed as an Exhibit to the Registrant’s Definitive Proxy Statement on Schedule 14A in connection with the solicitation of proxies for its Annual Meeting of Stockholders held May 14, 2015, which Exhibit is incorporated herein by reference.
(8)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (as amended), which Exhibit is incorporated herein by reference.
(9)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on May 24, 2021, which Exhibit is incorporated by reference herein.
(10)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2021, which Exhibit is incorporated by reference herein.
(11)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 filed on August 5, 2021, which Exhibit is incorporated by reference herein.
(12)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on November 17, 2021, which Exhibit is incorporated by reference herein.
(13)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on March 10, 2022, which Exhibit is incorporated by reference herein.
(14)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on September 12, 2022, which Exhibit is incorporated by reference herein.
(15)	Filed as an Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 17, 2023, which Exhibit is incorporated by reference herein.
(16)	Filed as an Exhibit 10.1 to Registrant’s Current Report on Form 8-K on March 1, 2023, which Exhibit is incorporated by reference herein.
(17)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2021, which Exhibit is incorporated herein by reference.
(18)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2022, which Exhibit is incorporated herein by reference.
(19)	Filed as an Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 21, 2023, which Exhibit is incorporated herein by reference.

(20)	Filed as Exhibits 4.1 and 4.2 to the Registrant’s Current Report on Form 8-K filed on November 9, 2023, which Exhibits are incorporated herein by reference.
(21)	Filed as Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed on August 7, 2023, which Exhibits are incorporated herein by reference.
(22)	Filed as an Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 2, 2023, which Exhibit is incorporated herein by reference.
(23)	Filed as Exhibits 99.1 and 99.2 of the Registrant’s Current Report on Form 8-K filed on October 17, 2023, which Exhibits are incorporated herein by reference.
(24)	Filed as Exhibits 10.1, 10.2 and 10.3 to Registrant’s Current Report on Form 8-K filed on November 9, 2023, which Exhibits are incorporated herein by reference.
(25)	Filed as an Exhibits 10.1 to Registrant’s Current Report on Form 8-K filed on December 22, 2023, which Exhibit is incorporated herein by reference.
(26)	Filed as Exhibits 4.1, 10.1 and 10.2 to Registrant’s Current Report on Form 8-K filed on January 3, 2024, which Exhibit is incorporated herein by reference.
(27)	Filed as Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on January 9, 2024, which Exhibit is incorporated herein by reference.
(28)	Filed as Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed March 13, 2024, which Exhibit is incorporated herein by reference.
(29)	Filed as Exhibits 10.1 and 10.2 of the Registrant’s Current Report on Form 8-K filed on March 18, 2024, which Exhibits are incorporated herein by reference.
(30)	Filed as Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on March 27, 2024, which Exhibit is incorporated herein by reference.
(31)	Filed as Exhibits 10.35 and 97 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which Exhibits are incorporated herein by reference.
(32)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 12, 2024, which Exhibit is incorporated herein by reference.
(33)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 15, 2024, which Exhibit is incorporated herein by reference.
(34)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2024, which Exhibit is incorporated herein by reference.
(35)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 10, 2024, which Exhibit is incorporated herein by reference.
(36)	Filed as Exhibit 10.37 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280914) filed on July 19, 2024, which Exhibit is incorporated herein by reference.
(37)	Filed as Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280914) filed on July 19, 2024, which Exhibit is incorporated herein by reference.
(38)	Filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280914) filed on July 19, 2024, which Exhibit is incorporated herein by reference.
(39)	Filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280914) filed on July 19, 2024, which Exhibit is incorporated herein by reference.
(40)	Filed as Exhibit 4.15 to the Registrant’s Registration Statement on Form S-3 (File No. 333-281565) filed on August 15, 2024, which Exhibit is incorporated herein by reference.
(41)	Filed as Exhibit 4.17 to the Registrant’s Registration Statement on Form S-3 (File No. 333-281565) filed on August 15, 2024, which Exhibit is incorporated herein by reference.
(42)	Filed as Exhibit 10.35 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-3 (File No. 333-281565) filed on December 17, 2024, which Exhibit is incorporated herein by reference.
(43)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2025, which Exhibit is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 1 to this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRUSION INC.

Dated:	April 30, 2025	By:	/s/ Anthony Scott
		Name:	Anthony Scott
		Title:	President & Chief Executive Officer (principal executive officer)

Dated:	April 30, 2025	By:	/s/ Kimberly Pinson
		Name:	Kimberly Pinson
		Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

