Form 10-Q
period 2025-06-30
INTRUSION INC
filed 2025-08-12
CIK 736012

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on August 12, 2025, was 19,900,043.

INTRUSION INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,689	$4,851
Short-term investments	3,749	–
Accounts receivable, net	103	169
Contract asset	1,214	8
Prepaid expenses and other assets	733	506
Total current assets	10,488	5,534
Noncurrent Assets:
Property and equipment:
Equipment	2,864	2,690
Capitalized software development	4,653	3,948
Leasehold improvements	18	18
Property and equipment, gross	7,535	6,656
Accumulated depreciation and amortization	(3,543)	(2,809)
Property and equipment, net	3,992	3,847
Finance leases, right-of-use assets, net	279	491
Operating leases, right-of-use assets, net	1,310	1,356
Other assets	287	281
Total noncurrent assets	5,868	5,975
TOTAL ASSETS	$16,356	$11,509

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$711	$1,508
Accrued expenses	265	291
Finance lease liabilities, current portion	207	405
Operating lease liabilities, current portion	89	209
Notes payable	–	529
Deferred revenue	1,975	730
Total current liabilities	3,247	3,672

Noncurrent Liabilities:
Finance lease liabilities, noncurrent portion	109	172
Operating lease liabilities, noncurrent portion	1,367	1,414
Total noncurrent liabilities	1,476	1,586

Commitments and Contingencies – (See Note 5)

Stockholders’ Equity:
Preferred stock, $0.01 par value: Authorized shares – 5,000; Issued shares – 0 in 2025 and 4 in 2024	–	3,827
Common stock, $0.01 par value: Authorized shares – 80,000; Issued shares – 19,901 in 2025 and 15,591 in 2024; Outstanding shares – 19,900 in 2025 and 15,590 in 2024	199	156
Common stock held in treasury, at cost – 1 share	(362)	(362)
Additional paid-in capital	133,986	122,552
Stock subscription receivable	–	(1,872)
Accumulated deficit	(122,147)	(118,007)
Accumulated other comprehensive loss	(43)	(43)
Total stockholders’ equity	11,633	6,251
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,356	$11,509

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue	$1,873	$1,460	$3,648	$2,591
Cost of revenue	442	350	874	576

Gross profit	1,431	1,110	2,774	2,015

Operating expenses:
Sales and marketing	1,207	1,158	2,391	2,335
Research and development	1,332	1,035	2,550	2,054
General and administrative	978	950	2,012	2,131

Operating loss	(2,086)	(2,033)	(4,179)	(4,505)

Interest expense	(21)	(34)	(50)	(262)
Interest accretion and amortization of debt issuance costs, net	–	–	–	990
Other (expense) income, net	65	–	89	(6)

Net loss	$(2,042)	$(2,067)	$(4,140)	$(3,783)

Net loss per share:
Basic	$(0.10)	$(0.53)	$(0.21)	$(1.31)
Diluted	$(0.10)	$(0.53)	$(0.21)	$(1.31)

Weighted average common shares outstanding:
Basic	19,895	4,327	19,557	3,099
Diluted	19,895	4,327	19,557	3,099

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Series A Preferred Stock		Common Stock		Treasury Stock		Accumulated Other Comprehensive	Additional Paid-In	Stock Subscription	Accumulated
	Dollars	Shares	Dollars	Shares	Dollars	Shares	Loss	Capital	Receivable	Deficit	Total
Balance, December 31, 2024	$3,827	4	$156	15,591	$(362)	1	$(43)	$122,552	$(1,872)	$(118,007)	$6,251
Stock-based compensation expense	–	–	–	–	–	–	–	222	–	–	222
Registered direct offering, net of fees	–	–	24	2,459	–	–	–	7,002	–	–	7,026
Issuance of common stock to reduce note payable	–	–	6	553	–	–	–	531	–	–	537
Exchange of Series A preferred stock for common stock	(3,946)	(4)	13	1,293	–	–	–	3,933	–	–	–
Redemption of preferred stock	(187)	–	–	–	–	–	–	–	–		(187)
Issuance of preferred stock for payment of preferred return	2	–	–	–	–	–	–	(2)	–	–	–
Amortization of preferred stock exchange premium	304	–	–	–	–	–	–	(304)	–	–	–
At-the-market (“ATM”) offering fees	–	–	–	–	–	–	–	(79)	–	–	(79)
Standby purchase agreement proceeds, net of fees	–	–	–	–	–	–	–	(143)	1,872	–	1,729
Net loss	–	–	–	–	–	–	–	–	–	(2,098)	(2,098)
Balance, March 31, 2025	$–	–	$199	19,896	$(362)	1	$(43)	$133,712	$–	$(120,105)	$13,401
Stock-based compensation expense	–	–	–	–	–	–	–	282	–	–	282
Issuance of common stock through employee stock purchase plan	–	–	–	5	–	–	–	10	–	–	10
At-the-market (“ATM”) offering fees	–	–	–	–	–	–	–	(18)	–	–	(18)
Net loss	–	–	–	–	–	–	–	–	–	(2,042)	(2,042)
Balance, June 30, 2025	$–	–	$199	19,901	$(362)	1	$(43)	$133,986	$–	$(122,147)	$11,633

							Accumulated
							Other	Additional
	Series A						Comprehensive	Paid-In
	Preferred Stock		Common Stock		Treasury Stock		Loss	Capital	Accumulated
	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars	Dollars	Deficit	Total
Balance, December 31, 2023	$–	–	$18	1,848	$(362)	1	$(43)	$101,049	$(110,217)	$(9,555)
Stock-based compensation expense	–	–	–	–	–	–	–	142	–	142
Issuance of preferred stock to reduce note payable	9,275	9	–	–	–	–	–	–	–	9,275
Public stock offering, net of fees	–	–	1	115	–	–	–	484	–	485
Issuance of common stock to reduce note payable	–	–	–	52	–	–	–	200	–	200
Net loss	–	–	–	–	–	–	–	–	(1,716)	(1,716)
Balance, March 31, 2024	$9,275	9	$19	2,015	$(362)	1	$(43)	$101,875	$(111,933)	$(1,169)
Stock-based compensation expense	–	–	–	–	–	–	–	67	–	67
Public stock offering, net of fees	–	–	15	1,466	–	–	–	2,816	–	2,831
Issuance of common stock and warrants associated with warrant inducements	–	–	2	186	–	–	–	565	–	567
Issuance of common stock and warrants, net of fees	–	–	13	1,349	–	–	–	2,606	–	2,619
Exchange of Series A preferred stock for common stock	(609)	–	4	366	–	–	–	605	–	–
Preferred shares issued in conjunction with preferred return	290	–	–	–	–	–	–	(290)	–	–
Issuance of common stock in conjunction with obtaining minority interest in company	–	–	1	59	–	–	–	99	–	100
Net loss	–	–	–	–	–	–	–	–	(2,067)	(2,067)
Balance, June 30, 2024	$8,956	9	$54	5,441	$(362)	1	$(43)	$108,343	$(114,000)	$2,948

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2025	2024
Operating Activities:
Net loss	$(4,140)	$(3,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	931	826
Stock-based compensation	504	209
Non-cash lease costs	109	135
Note 1 and 2 interest accretion up to the redemption common stock settlement amount and debt issuance costs	–	(990)
Other amortization of debt issuance costs	–	83
Other non-cash interest	9	173
Changes in operating assets and liabilities:
Accounts receivable	66	(344)
Contract assets	(1,206)	(293)
Prepaid expenses and other assets	(236)	492
Accounts payable and accrued expenses	(302)	(646)
Operating lease liabilities	(230)	(37)
Deferred revenue	1,245	139
Net cash used in operating activities	(3,250)	(4,036)

Investing Activities:
Purchases of United States (“U.S.”) treasury securities	(3,749)	–
Purchases of property and equipment	(725)	(33)
Capitalized software development	(676)	(664)
Net cash used in investing activities	(5,150)	(697)

Financing Activities:
Proceeds from notes payable	–	1,340
Principal payments on notes payable	–	(1,443)
Proceeds from public stock offering net of fees	(97)	3,316
Proceeds from warrant inducements	–	567
Proceeds from sales of common stock and warrants, net of fees	–	2,619
Proceeds from registered direct offering, net of fees	7,026	–
Proceeds from stock subscription receivable	1,542	–
Reduction of finance lease liabilities	(243)	(299)
Proceeds related to the issuance of common stock under stock purchase plan	10	–
Net cash provided by financing activities	8,238	6,100

Net (decrease) increase in cash and cash equivalents	(162)	1,367
Cash and cash equivalents at beginning of period	4,851	139
Cash and cash equivalents at end of period	$4,689	$1,506

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Cash paid for interest	$5	$87

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capitalized assets and capitalized software included in accounts payable	$89	$37
Accounts payable on capitalized assets settled with vendor	$–	$116
Preferred stock issued to reduce notes payable	$–	$9,275
Common stock issued to reduce notes payable	$537	$200
Common stock used for minority investment in company	$–	$100
Modification of right-of-use finance lease	$(18)	$34

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to unaudited condensed consolidated financial statements when the fair value is different from the carrying value of these financial instruments. The estimated fair value of short-term investments, accounts receivable, accounts payable and accrued expenses approximate their carrying amounts due to the relatively short maturity of these instruments. Notes payable and financing and operating leases approximate fair value as they bear market rates of interest. None of these instruments are held for trading purposes.

Reverse Stock Split

The Company effected a 1-for-20 reverse stock split on March 22, 2024. Unless otherwise stated, all share and per share amounts for all periods presented have been adjusted to reflect the reverse stock split.

Short-term Investments

Short-term investments consist of highly liquid, investment-grade fixed income securities, such as corporate bonds, asset-backed securities, municipal securities, U.S. Treasury and agency securities, and money market funds. These investments have maturities of greater than 90 days and less than one year from the balance sheet date and are intended to be available to meet current operational needs. As of June 30, 2025, the Company had $3.7 million in short-term investments.

3.	Right-of-use Asset and Leasing Liabilities

The Company has operating and finance leases where it records the right-of-use (“ROU”) assets, and a related lease liability as required under the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) 842. The lease liabilities are determined by the net present value of total lease payments and amortized over the life of the lease. The Company’s leases are for the following types of assets:

•	Computer hardware and copy machines- The Company’s finance lease right-of-use assets consist of computer hardware and copy machines. These leases have two and three year lives and are in various stages of completion.

•	Office space - The Company’s operating lease right-of-use assets include its rental agreements for its offices in Plano, Texas, and a data service center in Allen, Texas. The Plano offices operating lease expires on April 30, 2035. The data service center operating lease liability has a life of four months as of June 30, 2025.

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

For the three and six months ended June 30, 2025, the Company made operating lease payments of $0.1 million and $0.2 million, respectively, compared to $32 thousand and $37 thousand for the same periods in 2024. For the same periods, finance lease payments were $0.1 million and $0.2 million in 2025, and $0.2 million and $0.3 million in 2024, respectively.

Schedule of Items Appearing on the Unaudited Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expense:
Amortization expense – Finance ROU	$22	$163	$194	$329
Lease expense – Operating ROU	$98	$118	$109	$201
Other expense:
Interest expense – Finance ROU	$17	$–	$37	$–
Total lease expense	$137	$281	$340	$530

Future minimum lease obligations consisted of the following as of June 30, 2025 (in thousands):

	Operating	Finance
Year ending December 31,	ROU Leases	ROU Leases	Total
Remaining 2025	$103	$174	$277
2026	214	200	414
2027	146	4	150
2028	223	3	226
2029	228	–	228
Thereafter	1,308	–	1,308
	$2,222	$381	$2,603
Less interest*	(766)	(65)
	$1,456	$316

*	Interest is imputed for operating ROU leases and classified as lease expense and is included in operating expenses in the accompanying unaudited condensed consolidated statements of operations.

4.	Notes Payable

Security Purchase Agreement

On March 10, 2022, the Company entered into an unsecured loan agreement (“SPA”) with Streeterville Capital, LLC (“Streeterville”) pursuant to which the Company issued two separate promissory notes of $5.4 million each with an initial rate of 7%. Under this agreement, the Company received $4.6 million in net funds from the first tranche (Note 1) on March 10, 2022, and $4.7 million in net funds from the second tranche (Note 2) on June 29, 2022. Each note carried an 18-month maturity and had redemption provisions after six months in amounts up to $0.5 million per calendar month at the noteholder’s discretion.

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

The maturity date for Note 1 was September 10, 2024; however, the preferences for Series A preferred stock precluded repayment of Note 1 so long as any shares of Series A preferred stock were outstanding. The Series A preferred stock was repaid in full on January 3, 2025. In March 2025, the Company entered into three separate agreements with Streeterville to exchange an aggregate $0.5 million in principal for 552.3 thousand shares of common stock, thereby retiring the remainder of Note 1 in full. The issuance of both common and preferred shares was made pursuant to the exemption from the registration requirements afforded by the Securities Act.

For the six months ended June 30, 2025, and 2024, the Company recorded simple interest of $8 thousand and $153 thousand, respectively. In March 2024, as a result of exchanging $9.5 million principal in aggregate for equity, the Company reversed the interest accretion associated with the ability to stock-settle principal redemptions and wrote off the balance of unamortized debt issuance costs resulting in a credit of $1.0 million to interest expense in the unaudited condensed consolidated statement of operations for the six months ended June 30, 2024.

Scott Notes Payable

In March 2024, the Company entered into two separate note purchase agreements with Anthony Scott, the Company’s President and Chief Executive Officer and member of the Company’s Board of Directors. On January 2, 2024, Mr. Scott purchased a note payable in the principal amount of $1.1 million in exchange for $1.0 million in cash. The note called for weekly payments of $40 thousand until maturity on June 15, 2024. Interest accrued on the balance of the note at 7% per annum compounding daily. During the period ended June 30, 2024, the Company made $0.2 million in principal payments on the first note payable.

On March 20, 2024, Mr. Scott purchased a second note payable in the principal amount of $343 thousand in exchange for $340 thousand in cash. The note was non-interest bearing and matured on April 19, 2024. On April 2, 2024, the Company reduced the principal balance due under the note by $101 thousand, which reflected the amount due from Mr. Scott for the exercise of common stock purchase warrants.

On April 19, 2024, Mr. Scott entered into a private placement subscription agreement to convert the aggregate outstanding balance of $1.1 million for both notes in exchange for common stock and common stock purchase warrants.

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

ATM Offering

On June 11, 2025, the Company terminated its At Market Sales Agreement with B. Riley Securities, Inc. (the “Riley ATM Agreement”). On June 12, 2025, the Company entered into a new At The Market Offering Agreement with H.C. Wainwright & Co., LLC to potentially sell up to $50.0 million of the Company’s common stock using a shelf registration statement on Form S-3/A (File No. 333-281565) which was filed on January 31, 2025 and became effective on February 10, 2025. For the period ended June 30, 2025, no sales of common stock were made under the ATM utilizing the shelf registration. For the period ended June 30, 2024, the Company received proceeds of approximately $3.3 million net of fees from the sale of common stock pursuant to the Riley ATM Agreement.

Standby Equity Purchase Agreement

On July 3, 2024, the Company entered into a $10 million Standby Equity Purchase Agreement (“SEPA”) with Streeterville pursuant to which the Company has the right to direct Streeterville during the 24-month term of the agreement to purchase common stock subject to certain limitations and conditions set forth in the SEPA. During the year ended December 31, 2024, 1.2 million shares of common stock were purchased pursuant to the SEPA resulting in aggregate net proceeds of $1.8 million of which $0.1 million was received in 2024. The remaining proceeds due were recorded as a stock subscription receivable in the consolidated balance sheet on December 31, 2024, and received in January 2025. During the six months ended June 30, 2025, no purchases were made pursuant to the SEPA.

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

On January 2 and 3, 2025, in two separate exchange transactions, the Company exchanged an aggregate of 3,587 shares of Series A preferred stock for 1,293 thousand shares of common stock. Both exchanges were made pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act. Also in January 2025, the Company redeemed 170 shares of Series A preferred stock in conjunction with the receipt of proceeds from the sale of common stock under the SEPA. As of June 30, 2025, there were no remaining shares of Series A preferred stock outstanding.

Registered Direct Offering

On January 6, 2025, the Company sold to a single institutional investor 653 thousand shares of the Company’s common stock at a purchase price of $3.05 per share and 1,806 thousand prefunded warrants to purchase up to 1,806 thousand shares of common stock at a purchase price of $3.0499 for aggregate gross proceeds of $7.5 million. The prefunded warrants were exercisable immediately at an exercise price of $0.0001 per share subject to the purchaser not being deemed a beneficial owner of greater than 4.99%. All of the pre-funded warrants were exercised in January 2025.

Common Stock Warrants

On June 30, 2025, the Company had 3,198,085 warrants to purchase common stock at an average exercise price of $3.26 per share and average remaining term of 3.9 years.

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

The Company had three stock-based compensation plans as of June 30, 2025, and December 31, 2024, the 2021 Omnibus Incentive Plan, the 2015 Stock Incentive Plan and the 2005 Stock Incentive Plan.

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

During the six months ended June 30, 2025, the Company granted 383.9 thousand restricted stock units (“RSUs”). No other grants were made during the period.

The Company recognized compensation expense of $0.3 million and $0.5 million for the three and six months ended June 30, 2025, respectively, compared to $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively.

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

For the three and six months ended June 30, 2025, revenues to various U.S. government entities totaled $1.8 million from 4 government customers and $3.4 million from 4 government customers, representing 95.5% and 93.6% of total revenues, respectively. In comparison, for the same periods in 2024, revenues totaled $1.3 million from 5 government customers and $2.0 million from 6 government customers, representing 89.0% and 75.7% of total revenues, respectively.

The Company’s accounts receivable represents unconditional contract billings for sales per contracts with customers and are classified as current assets. As of June 30, 2025, and December 31, 2024, the Company had accounts receivable balances of $0.1 million and $0.2 million, respectively. As of June 30, 2025, and December 31, 2024, the Company had an allowance for credit losses of $0.1 million.

Contract assets are recognized when the Company has transferred services to a customer earning the right to consideration.

Contract liabilities consist of cash payments in advance of the Company satisfying performance obligations and recognizing revenue. The Company currently classifies deferred revenue as a contract liability.

The following tables presents changes in the Company’s contract assets and contract liabilities during the six months ended June 30, 2025, and the year ended December 31, 2024 (in thousands):

Contract Assets
	June 30, 2025	December 31, 2024
Balance at beginning of period	$8	$304
Additions	1,646	505
Reclassification to receivables	(440)	(801)
Balance at end of period	$1,214	$8

Contract Liabilities
	June 30, 2025	December 31, 2024
Balance at beginning of period	$730	$439
Additions	3,509	3,914
Revenue recognized	(2,264)	(3,623)
Balance at end of period	$1,975	$730

9.	Capitalized Software Development

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

The Company reports two separate net loss per share numbers, basic and diluted. Basic net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period. The common stock equivalents include all common stock issuable upon exercise of outstanding warrants, options and vesting of restricted stock awards. The aggregate number of common stock equivalents excluded from the diluted loss per share calculation for the three months ended June 30, 2025, and 2024 totaled 3.8 million and 3.1 million shares, respectively. The aggregate number of common stock equivalents excluded from the diluted loss per share calculation for the six months ended June 30, 2025, and 2024 totaled 3.8 million and 1.7 million shares, respectively. Since the Company is in a net loss position for the periods ended June 30, 2025, and 2024, basic and dilutive net loss per share is the same.

11.	Related Party Transactions

On January 2, 2024, the Company entered into an invoice financing arrangement pursuant to a note purchase agreement with Mr. Scott, President, and Chief Executive Officer of the Company and a member of the Board, according to which, among other things, Mr. Scott purchased from the Company a promissory note (the “Promissory Note”) in the aggregate principal amount of $1.1 million in exchange for $1.0 million to the Company. Interest accrued at a rate of 7.0% per annum, compounded daily. Under the Promissory Note, the Company made principal payments to Mr. Scott in the aggregate amount of $0.2 million. On March 20, 2024, the Company entered into an additional invoice financing arrangement pursuant to a note purchase agreement with Mr. Scott, according to which, among other things, Mr. Scott purchased from the Company a second Promissory Note 2 in the aggregate principal amount of $343 thousand in exchange for $340 thousand to the Company. Promissory Note 2 was non-interest bearing and matured on April 19, 2024.

On April 2, 2024, the Company reduced the principal balance due under the Promissory Note by $0.1 million which reflected the amount due from Mr. Scott for the exercise of common stock purchase warrants. On April 19, 2024, Mr. Scott entered into a private placement subscription agreement to convert the aggregate outstanding balance of $1.1 million for both notes in exchange for common stock and common stock purchase warrants.

The Company recorded interest expense of $20 thousand for both notes in the accompanying consolidated statement of operations for the six months ended June 30, 2024. For the six months ended June 30, 2024, $83 thousand in amortization of debt issuance cost was recorded.

There were no related party transactions for the three or six months ended June 30, 2025.

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

Results of Operations

Comparison of the Periods Ended June 30, 2025, and June 30, 2024

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2025	2024	Change		2025	2024	Change
Revenue	$1,873	$1,460	$413	28%	$3,648	$2,591	$1,057	41%
Cost of revenue	442	350	92	26%	874	576	298	52%
Gross profit	1,431	1,110	321	29%	2,774	2,015	759	38%
Gross profit percentage	76.4%	76.0%			76.0%	77.8%

Operating expenses:
Sales and marketing	1,207	1,158	49	4%	2,391	2,335	56	2%
Research and development	1,332	1,035	297	29%	2,550	2,054	496	24%
General and administrative	978	950	28	3%	2,012	2,131	(119)	-6%
Total operating expenses	3,517	3,143	374	12%	6,953	6,520	433	7%

Operating loss	(2,086)	(2,033)	(53)	3%	(4,179)	(4,505)	326	-7%

Interest expense	(21)	(34)	13	-38%	(50)	(262)	212	-81%
Interest accretion and amortization of debt issuance costs, net	–	–	–	0%	–	990	(990)	-100%
Other income (expense), net	65	–	65	100%	89	(6)	95	-1,583%

Net loss	$(2,042)	$(2,067)	$25	-1%	$(4,140)	$(3,783)	$(357)	9%

Revenue. Revenue for the three and six months ended June 30, 2025, was $1.9 million and $3.6 million, respectively, compared to $1.5 million and $2.6 million for the same periods in 2024. Consulting revenue totaled $1.4 million and $2.7 million for the three and six months ended June 30, 2025, up from $1.2 million and $1.9 million for the corresponding periods in 2024. The increase in consulting revenue in 2025 primarily reflects work performed under a Department of Defense contract awarded in the second half of 2024. In contrast, consulting revenue for the six months ended June 30, 2024, was negatively impacted by a continuing resolution and delays in the approval of the federal budget. The budget was not passed until March 22, 2024, which affected the timing of contract renewals and task orders and led to lower consulting revenues in the first half of 2024. INTRUSION Shield revenue was $0.5 million and $0.9 million for the three and six months ended June 30, 2025, compared to $0.3 million and $0.7 million for the same periods in 2024. On March 31, 2024, we lost a major INTRUSION Shield customer who used a highly customized product configuration. This customer accounted for 78% of INTRUSION Shield revenues; this loss has been fully offset by new customers inclusive of the Department of Defense contract awarded in late 2024.

Concentration of Revenues. For the three and six months ended June 30, 2025, revenues from sales to various U.S. government entities totaled $1.8 million and $3.4 million, comprising 95.5% and 93.7% of total revenues, respectively. This compares to $1.3 million and $2.0 million, or 89.0% and 75.7% of total revenues, for the same periods in 2024. The shift in revenue mix was primarily due to the loss of a significant Shield customer, as previously noted, and the addition of a Department of Defense contract in the second half of 2024.

We expect our revenue concentration among customers to fluctuate in future periods, depending on the timing of sales; however, we anticipate that sales to government customers will continue to represent a significant portion of our revenues. Sales to government entities involve certain risks beyond those associated with commercial customers, including potential disruptions in appropriations and spending, and the government's right to cancel contracts and purchase orders at its convenience. While we do not currently anticipate renegotiations or cancellations of government contracts, the loss of government orders could materially affect our financial results. Given the increased percentage of sales to U.S. government entities in 2025, no individual commercial customer accounted for more than 10% of total revenues, compared to one such customer in the prior year. Our product and service offerings are not managed as separate segments, as management evaluates the business as a whole and does not allocate expenses by product.

Gross Profit. Gross profit was $1.4 and $2.8 million or 76.4% and 76.0% of revenues for the three and six month periods ended June 30, 2025, compared to $1.1 and $2.0 million or 76.0% and 77.8% of revenues for the three and six months ended June 30, 2024. The gross profit margin will vary depending on product mix. INTRUSION Shield revenues represent between 25% and 28% of revenues for the six month periods ended June 30, 2025, and 2024.

Operating Expenses. Operating expenses totaled $3.5 million and $7.0 million for the three- and six-month periods ended June 30, 2025, compared to $3.1 million and $6.5 million for the same periods in 2024. The 2024 figures include one-time negotiated contract savings of $0.1 million for the three-month period and $0.4 million for the six-month period.

Adjusting for these one-time savings, operating expenses for the three months ended June 30, 2025, increased by $0.3 million, primarily due to higher share-based compensation from equity grants made in the first quarter, timing of merit increases, and the addition of a Sales Engineer and Software Engineer. These increases were partially offset by lower legal fees following the resolution of prior-year litigation matters and increased allocations from operating expenses to cost of sales for resources dedicated to additional consulting work during the quarter.

For the six months ended June 30, 2025, operating expenses, when adjusted for one-time savings, were $0.1 million higher than the comparable period in 2024.

Sales and Marketing. Sales and marketing expenses totaled $1.2 million and $2.4 million for three and six months ended June 30, 2025, respectively. The 2024 period includes approximately $0.1 million in one-time negotiated contract savings. We anticipate increasing our spend to create more brand awareness, concise product messaging and drive increased sales through the remainder of 2025.

Research and Development. Research and development expenses totaled $1.3 million and $2.6 million for the three and six months ended June 30, 2025, representing an increase of $0.3 million and $0.5 million when compared to the same periods in the prior year. The increase is primarily due to increased depreciation of $0.1 million on infrastructure hardware purchases and internally developed software as we continue to invest in adding new features and functionality to the INTRUSION Shield and higher expense due to the 2024 period including one-time negotiated savings of $0.1 million. Research and development costs may vary over time as we determine the frequency of new releases, improved functionality and enhancements needed to be competitive with our product offering.

General and Administrative. General and administrative expenses totaled $1.0 and $2.0 million for the three and six months ended June 30, 2025, compared to $1.0 and $2.1 million for the three and six months ended June 30, 2024. The reduction is primarily due to decreased legal expenses as a result of the prior year’s litigation matters being fully resolved and one-time negotiated savings included in the 2024 period.

Interest Expense. Interest expense for the three and six month periods ended June 30, 2025, was $21 and $50 thousand, respectively, consisting principally of imputed interest on finance leases and the stated interest related to the Streeterville note that was fully retired in the first quarter of 2025. Interest expense for the 2024 periods totaled $34 and $262 thousand and consisted principally of the stated interest related to the Streeterville notes, interest associated with the notes payable issued to Anthony Scott, the Company’s President and Chief Executive Officer and a member of the Company’s Board of Directors, and finance leases.

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

Other Income (Expense), Net. Other income and expense were nominal amounts for both the three and six months ended June 30, 2025, and 2024.

Net Loss. Net loss for the three and six month periods ended June 30, 2025, was ($2.0) million and ($4.1) million, respectively compared to ($2.1) million and ($3.8) million for the same periods in the prior year. The increase in net loss for six months ended June 30, 2025, was a result of a net interest credit of $1.0 million recorded in the 2024 period as discussed above.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2025, we had cash and cash equivalents of $4.7 million, representing a decrease of ($0.2) million from $4.9 million as of December 31, 2024, and net working capital of $7.2 million compared to $1.9 million as of December 31, 2024. Our principal sources of cash for funding operations for the six months ended June 30, 2025 was receipt of $1.5 million in proceeds from the sale of common stock pursuant to the SEPA, recorded as stock subscription receivable at December 31, 2024, and net proceeds of $7.0 million from a registered direct offering that closed on January 6, 2025. Our principal source for funding operations in the June 2024 period was through proceeds received from the issuance of common stock in a series of transactions which include $3.3 million from ATM sales, $2.6 million from a private placement, and $0.6 million from the exercise of warrants.

ATM Program

On June 11, 2025, we terminated our At Market Sales Agreement with B. Riley Securities, Inc. The following day, on June 12, 2025, we entered into a new At The Market Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC to potentially sell up to $50.0 million of the Company’s common stock using a shelf registration statement on Form S-3/A (File No. 333-281565) which was filed on January 31, 2025 and became effective on February 10, 2025. No sales under the new shelf registration have been made to date.

Notes Payable

In March 2025, through three separate exchange agreements we retired the remaining $0.5 million in Streeterville debt through the issuance of 552.3 thousand shares of common stock. The issuance of common stock was made pursuant to the exemption from the registration requirements afforded by the Securities Act.

Unaudited Condensed Consolidated Statements of Cash Flows

Our cash flows for the six months ended June 30, 2025, and 2024 were (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(3,250)	$(4,036)
Net cash used in investing activities	(5,150)	(697)
Net cash provided by financing activities	8,238	6,100
Change in cash and cash equivalents	$(162)	$1,367

Operating Activities

Net cash used in operations for the six months ended June 30, 2025, was ($3.3) million due primarily to a net loss of ($4.1) million partially offset by 1) adjustments for non-cash items of $1.5 million which were mostly comprised of depreciation and stock-based compensation, and 2) changes in working capital of ($0.7) million.

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

Investing Activities

For the six months ended June 30, 2025, net cash used in investing activities was ($5.2) million, which included short-term investments in highly liquid, investment-grade fixed income securities of ($3.7) million and capitalization of internally developed software and hardware purchases of ($1.4) million. Net cash used by investing activities for the six months ended June 30, 2024, was ($0.7) million for capitalization of internally developed software and hardware purchases.

Financing Activities

For the six months ended June 30, 2025, net cash provided by financing activities was $8.2 million which resulted from the receipt of proceeds from the sale of common stock pursuant to the SEPA of $1.5 million, previously recorded as stock subscription receivable at December 31, 2024, and net proceeds of $7.0 million from a registered direct offering that closed on January 6, 2025, partially offset by payments on financing leases of ($0.2) million. Net proceeds from financing activities for the June 2024 period totaled $6.1 million which resulted from $6.5 million in net proceeds from the sale of common stock through the use our ATM program, a private placement offering, and the exercise of warrants partially offset by finance lease payments.

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

We believe the critical accounting policies and estimates discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025 (the “2024 Annual Report”), reflect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates as disclosed in the 2024 Annual Report.

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

As of June 30, 2025, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that the disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of June 30, 2025, the Company was not involved in any material pending legal proceedings. The Company is periodically involved in various litigation claims asserted in the normal course of its business. The Company believes these actions are routine and incidental to the business. While the outcome of these actions cannot be predicted with certainty, the Company does not believe that any will have a material adverse impact on the Company’s business.

Item 1A. RISK FACTORS

As a smaller reporting company, as such term is defined in Item 10(f) of Regulation S-K, promulgated under the Exchange Act, risk factors are not required to be included in, and have been omitted from, this Quarterly Report on Form 10-Q. You should carefully consider the risk factors we previously disclosed in the 2024 Annual Report. These risks could materially and adversely affect our business, financial condition, results of operations, and cash flows. However, these risks are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations, and cash flows.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

(a)	None.

(b)	There have been no material changes to procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c)	During the three months ended June 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

The following Exhibits are filed or furnished with this Quarterly report on Form 10-Q:

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1**	Certification Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRUSION INC.

Date: August 12, 2025	/s/ Anthony Scott
Anthony Scott
President & Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2025	/s/ Kimberly Pinson
Kimberly Pinson
Chief Financial Officer (Principal Financial & Accounting Officer)

