Form 10-Q
period 2025-09-30
INTRUSION INC
filed 2025-11-12
CIK 736012

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on November 11, 2025, was 20,102,939.

INTRUSION INC.

INDEX

PART I – FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of September 30, 2025 (unaudited), and December 31, 2024	3

Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025, and 2024	4

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2025, and 2024	5

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025, and 2024	7

Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

PART II – OTHER INFORMATION	23

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities	23

Item 3. Defaults Upon Senior Securities	23

Item 4. Mine Safety Disclosures	23

Item 5. Other Information	23

Item 6. Exhibits	24

Signature Page	25

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,527	$4,851
Short-term investments	2,000	–
Accounts receivable, net	2,378	169
Prepaid expenses and other assets	666	514
Total current assets	7,571	5,534
Noncurrent Assets:
Property and equipment:
Equipment	2,899	2,690
Capitalized software development	5,344	3,948
Leasehold improvements	18	18
Property and equipment, gross	8,261	6,656
Accumulated depreciation and amortization	(3,937)	(2,809)
Property and equipment, net	4,324	3,847
Finance leases, right-of-use assets, net	249	491
Operating leases, right-of-use assets, net	1,243	1,356
Other assets	285	281
Total noncurrent assets	6,101	5,975
TOTAL ASSETS	$13,672	$11,509

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$541	$1,508
Accrued expenses	550	291
Finance lease liabilities, current portion	113	405
Operating lease liabilities, current portion	54	209
Notes payable	–	529
Deferred revenue	1,177	730
Total current liabilities	2,435	3,672

Noncurrent Liabilities:
Finance lease liabilities, noncurrent portion	85	172
Operating lease liabilities, noncurrent portion	1,343	1,414
Total noncurrent liabilities	1,428	1,586

Commitments and Contingencies – (See Note 5)

Stockholders’ Equity:
Preferred stock, $0.01 par value: Authorized shares – 5,000; Issued shares – 0 in 2025 and 4 in 2024	–	3,827
Common stock, $0.01 par value: Authorized shares – 80,000; Issued shares – 20,103 in 2025 and 15,591 in 2024; Outstanding shares – 20,102 in 2025 and 15,590 in 2024	201	156
Common stock held in treasury, at cost – 1 share	(362)	(362)
Additional paid-in capital	134,254	122,552
Stock subscription receivable	–	(1,872)
Accumulated deficit	(124,241)	(118,007)
Accumulated other comprehensive loss	(43)	(43)
Total stockholders’ equity	9,809	6,251
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,672	$11,509

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue	$1,966	$1,504	$5,614	$4,095
Cost of revenue	461	344	1,335	920

Gross profit	1,505	1,160	4,279	3,175

Operating expenses:
Sales and marketing	1,273	1,207	3,664	3,542
Research and development	1,329	1,150	3,879	3,204
General and administrative	1,039	841	3,051	2,972

Operating loss	(2,136)	(2,038)	(6,315)	(6,543)

Interest expense	(17)	(12)	(67)	(274)
Interest accretion and amortization of debt issuance costs, net	–	–	–	990
Other (expense) income, net	59	–	148	(6)

Net loss	$(2,094)	$(2,050)	$(6,234)	$(5,833)

Net loss per share:
Basic	$(0.10)	$(0.35)	$(0.32)	$(1.49)
Diluted	$(0.10)	$(0.35)	$(0.32)	$(1.49)

Weighted average common shares outstanding:
Basic	19,975	6,557	19,698	4,264
Diluted	19,975	6,557	19,698	4,264

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Series A Preferred Stock		Common Stock		Treasury Stock		Accumulated Other Comprehensive	Additional Paid-In	Stock Subscription	Accumulated
	Dollars	Shares	Dollars	Shares	Dollars	Shares	Loss	Capital	Receivable	Deficit	Total
Balance, December 31, 2024	$3,827	4	$156	15,591	$(362)	1	$(43)	$122,552	$(1,872)	$(118,007)	$6,251
Stock-based compensation expense	–	–	–	–	–	–	–	222	–	–	222
Registered direct offering, net of fees	–	–	24	2,459	–	–	–	7,002	–	–	7,026
Issuance of common stock to reduce note payable	–	–	6	553	–	–	–	531	–	–	537
Exchange of Series A preferred stock for common stock	(3,946)	(4)	13	1,293	–	–	–	3,933	–	–	–
Redemption of preferred stock	(187)	–	–	–	–	–	–	–	–		(187)
Issuance of preferred stock for payment of preferred return	2	–	–	–	–	–	–	(2)	–	–	–
Amortization of preferred stock exchange premium	304	–	–	–	–	–	–	(304)	–	–	–
At-the-market (“ATM”) offering fees	–	–	–	–	–	–	–	(79)	–	–	(79)
Standby purchase agreement proceeds, net of fees	–	–	–	–	–	–	–	(143)	1,872	–	1,729
Net loss	–	–	–	–	–	–	–	–	–	(2,098)	(2,098)
Balance, March 31, 2025	$–	–	$199	19,896	$(362)	1	$(43)	$133,712	$–	$(120,105)	$13,401
Stock-based compensation expense	–	–	–	–	–	–	–	282	–	–	282
Issuance of common stock through employee stock purchase plan	–	–	–	5	–	–	–	10	–	–	10
At-the-market (“ATM”) offering fees	–	–	–	–	–	–	–	(18)	–	–	(18)
Net loss	–	–	–	–	–	–	–	–	–	(2,042)	(2,042)
Balance, June 30, 2025	$–	–	$199	19,901	$(362)	1	$(43)	$133,986	$–	$(122,147)	$11,633
Stock-based compensation expense	–	–	–	–	–	–	–	300	–	–	300
At-the-market (“ATM”) offering fees	–	–	–	–	–	–	–	(30)	–	–	(30)
Restricted stock units vested	–	–	2	202	–	–	–	(2)	–	–	–
Net loss	–	–	–	–	–	–	–	–	–	(2,094)	(2,094)
Balance, September 30, 2025	$–	–	$201	20,103	$(362)	1	$(43)	$134,254	$–	$(124,241)	$9,809

							Accumulated
							Other	Additional
	Series A						Comprehensive	Paid-In
	Preferred Stock		Common Stock		Treasury Stock		Loss	Capital	Accumulated
	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars	Dollars	Deficit	Total
Balance, December 31, 2023	$–	–	$18	1,848	$(362)	1	$(43)	$101,049	$(110,217)	$(9,555)
Stock-based compensation expense	–	–	–	–	–	–	–	142	–	142
Issuance of preferred stock to reduce note payable	9,275	9	–	–	–	–	–	–	–	9,275
Public stock offering, net of fees	–	–	1	115	–	–	–	484	–	485
Issuance of common stock to reduce note payable	–	–	–	52	–	–	–	200	–	200
Net loss	–	–	–	–	–	–	–	–	(1,716)	(1,716)
Balance, March 31, 2024	$9,275	9	$19	2,015	$(362)	1	$(43)	$101,875	$(111,933)	$(1,169)
Stock-based compensation expense	–	–	–	–	–	–	–	67	–	67
Public stock offering, net of fees	–	–	15	1,466	–	–	–	2,816	–	2,831
Issuance of common stock and warrants associated with warrant inducements	–	–	2	186	–	–	–	565	–	567
Issuance of common stock and warrants, net of fees	–	–	13	1,349	–	–	–	2,606	–	2,619
Exchange of Series A preferred stock for common stock	(609)	–	4	366	–	–	–	605	–	–
Preferred shares issued in conjunction with preferred return	290	–	–	–	–	–	–	(290)	–	–
Issuance of common stock in conjunction with obtaining minority interest in company	–	–	1	59	–	–	–	99	–	100
Net loss	–	–	–	–	–	–	–	–	(2,067)	(2,067)
Balance, June 30, 2024	$8,956	9	$54	5,441	$(362)	1	$(43)	$108,343	$(114,000)	$2,948
Stock-based compensation expense	–	–	–	–	–	–	–	55	–	55
Public stock offering, net of fees	–	–	14	1,380	–	–	–	1,469	–	1,483
Issuance of common stock associated with entry into Standby Equity Purchase Agreement	–	–	3	310	–	–	–	(1)	–	2
Issuance of common stock for advance on Standby Equity Purchase Agreement, net of fees	–	–	2	150	–	–	–	105	–	107
Issuance of common stock to settle vendor payable	–	–	1	124	–	–	–	135	–	136
Exchange of Series A preferred stock for common stock	(143)	–	1	111	–	–	–	142	–	–
Issuance of preferred stock for payment of preferred return	246	–	–	–	–	–	–	(247)	–	(1)
Redemption of preferred stock	(113)	–	–	–	–	–	–	–	–	(113)
Net loss	–	–	–	–	–	–	–	–	(2,050)	(2,050)
Balance, September 30, 2024	$8,946	9	$75	7,516	$(362)	1	$(43)	$110,001	$(116,050)	$2,567

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2025	2024
Operating Activities:
Net loss	$(6,234)	$(5,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,356	1,183
Bad debt expense	39	29
Gain on disposal of fixed assets	–	8
Stock-based compensation	804	264
Non-cash lease costs	206	302
Note 1 and 2 interest accretion up to the redemption common stock settlement amount and debt issuance costs	–	(990)
Other amortization of debt issuance costs	–	83
Other non-cash interest	8	182
Changes in operating assets and liabilities:
Accounts receivable	(2,248)	(589)
Prepaid expenses and other assets	(160)	115
Accounts payable and accrued expenses	(127)	(555)
Operating lease liabilities	(319)	(173)
Deferred revenue	447	(141)
Net cash used in operating activities	(6,228)	(6,115)

Investing Activities:
Purchases of United States (“U.S.”) treasury securities	(3,749)	–
Maturities of U.S. treasury securities	1,749	–
Purchases of property and equipment	(759)	(66)
Capitalized software development	(1,426)	(985)
Net cash used in investing activities	(4,185)	(1,051)

Financing Activities:
Proceeds from notes payable	–	1,838
Principal payments on notes payable	–	(1,443)
Proceeds from public stock offering net of fees	(127)	4,799
Proceeds from warrant inducements	–	567
Proceeds from sales of common stock and warrants, net of fees	–	2,619
Proceeds from sale of stock under standby purchase equity agreement	–	97
Proceeds from registered direct offering, net of fees	7,026	–
Proceeds from stock subscription receivable	1,542	–
Reduction of finance lease liabilities	(362)	(399)
Proceeds related to the issuance of common stock under stock purchase plan	10	–
Net cash provided by financing activities	8,089	8,078

Net (decrease) increase in cash and cash equivalents	(2,324)	912
Cash and cash equivalents at beginning of period	4,851	139
Cash and cash equivalents at end of period	$2,527	$1,051

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Cash paid for interest	$6	$112

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capitalized software included in accounts payable	$26	$88
Accounts payable on capitalized assets settled with vendor	$–	$116
Preferred stock issued to reduce notes payable	$–	$9,275
Common stock issued to reduce notes payable	$537	$200
Common stock issued to settle accounts payable	$–	$136
Redemption of preferred stock to reduce notes payable	$–	$100
Common stock used for minority investment in company	$–	$100
Modification of right-of-use finance lease	$18	$273

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

As of September 30, 2025, we had cash and investments in U.S. treasury securities totaling $4.5 million. On October 1, 2025, we received $3.0 million in cash related to the Department of Defense contract extension. We generated a net loss of $6.2 million and $5.8 million for the nine months ended September 30, 2025, and 2024, respectively. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

Reverse Stock Split

The Company effected a 1-for-20 reverse stock split on March 22, 2024. Unless otherwise stated, all share and per share amounts for all periods presented have been adjusted to reflect the reverse stock split.

Short-term Investments

Short-term investments consist of highly liquid, investment-grade fixed income securities, such as corporate bonds, asset-backed securities, municipal securities, U.S. Treasury and agency securities, and money market funds. These investments have maturities of greater than 90 days and less than one year from the balance sheet date and are intended to be available to meet current operational needs. As of September 30, 2025, the Company had $2.0 million in short-term investments. There were no short-term investments at December 31, 2024.

3.	Right-of-use Asset and Leasing Liabilities

The Company has operating and finance leases where it records the right-of-use (“ROU”) assets, and a related lease liability as required under the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) 842. The lease liabilities are determined by the net present value of total lease payments and amortized over the life of the lease. The Company’s leases are for the following types of assets:

•	Computer hardware and copy machines- The Company’s finance lease right-of-use assets consist of computer hardware and copy machines. These leases have two and three year lives and are in various stages of completion.

•	Office space - The Company’s operating lease right-of-use assets include its rental agreements for its offices in Plano, Texas, and a data service center in Allen, Texas. The Plano offices operating lease expires on April 30, 2035. The data service center operating lease liability has a life of one month as of September 30, 2025. The Company plans to extend the data service center agreement under its twelve-month autorenewal provision.

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

For the three and nine months ended September 30, 2025, the Company made operating lease payments of $0.1 million and $0.3 million, respectively, compared to $0.1 million and $0.2 million for the same periods in 2024. For the same periods, finance lease payments were $0.1 million and $0.4 million in 2025, and $0.1 million and $0.4 million in 2024, respectively.

Schedule of Items Appearing on the Unaudited Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expense:
Amortization expense – Finance ROU	$29	$172	$223	$501
Lease expense – Operating ROU	$97	$101	$206	$302
Other expense:
Interest expense – Finance ROU	$17	$–	$54	$–
Total lease expense	$143	$273	$483	$803

Future minimum lease obligations consisted of the following as of September 30, 2025 (in thousands):

	Operating	Finance
Year ending December 31,	ROU Leases	ROU Leases	Total
Remaining 2025	$13	$40	$53
2026	214	200	414
2027	146	4	150
2028	223	3	226
2029	228	–	228
Thereafter	1,308	–	1,308
	$2,132	$247	$2,379
Less interest*	(735)	(49)
	$1,397	$198

*	Interest is imputed for operating ROU leases and classified as lease expense and is included in operating expenses in the accompanying unaudited condensed consolidated statements of operations.

4.	Notes Payable

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

The maturity date for Note 1 was September 10, 2024; however, the preferences for Series A preferred stock precluded repayment of Note 1 so long as any shares of Series A preferred stock were outstanding. The Series A preferred stock was fully redeemed on January 3, 2025. In March 2025, the Company entered into three separate agreements with Streeterville to exchange an aggregate $0.5 million in principal for 552.3 thousand shares of common stock, thereby retiring the remainder of Note 1 in full. The issuance of both common and preferred shares was made pursuant to the exemption from the registration requirements afforded by the Securities Act.

For the nine months ended September 30, 2025, and 2024, the Company recorded simple interest of $8 thousand and $274 thousand, respectively. In March 2024, as a result of exchanging $9.5 million principal in aggregate for equity, the Company reversed the interest accretion associated with the ability to stock-settle principal redemptions and wrote off the balance of unamortized debt issuance costs resulting in a credit of $1.0 million to interest expense in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2024.

Scott Notes Payable

In 2024, the Company entered into two separate note purchase agreements with Anthony Scott, the Company’s President and Chief Executive Officer and member of the Company’s Board of Directors. On January 2, 2024, Mr. Scott purchased a note payable in the principal amount of $1.1 million in exchange for $1.0 million in cash. The note called for weekly payments of $40 thousand until maturity on June 15, 2024. Interest accrued on the balance of the note at 7% per annum compounding daily. During the period ended September 30, 2024, the Company made $0.2 million in principal payments on the first note payable.

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

The Company recorded interest expense of $20 thousand for both notes in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2024. For the nine months ended September 30, 2024, $83 thousand in amortization of debt issuance cost was recorded.

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

ATM Offering

On June 11, 2025, the Company terminated its At Market Sales Agreement with B. Riley Securities, Inc. (the “Riley ATM Agreement”). On June 12, 2025, the Company entered into a new At The Market Offering Agreement with H.C. Wainwright & Co., LLC to potentially sell up to $50.0 million of the Company’s common stock using a shelf registration statement on Form S-3/A (File No. 333-281565) which was filed on January 31, 2025 and became effective on February 10, 2025. For the period ended September 30, 2025, no sales of common stock were made under the ATM utilizing the shelf registration. For the period ended September 30, 2024, the Company received proceeds of approximately $4.8 million net of fees from the sale of common stock pursuant to the Riley ATM Agreement.

Standby Equity Purchase Agreement

On July 3, 2024, the Company entered into a $10 million Standby Equity Purchase Agreement (“SEPA”) with Streeterville pursuant to which the Company has the right to direct Streeterville during the 24-month term of the agreement to purchase common stock subject to certain limitations and conditions set forth in the SEPA. During the year ended December 31, 2024, 1.2 million shares of common stock were purchased pursuant to the SEPA resulting in aggregate net proceeds of $1.8 million of which $0.1 million was received in 2024. The remaining proceeds due were recorded as a stock subscription receivable in the consolidated balance sheet on December 31, 2024, and received in January 2025. During the nine months ended September 30, 2025, no purchases were made pursuant to the SEPA.

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

On April 3, 2024, and continuing through December 31, 2024, in nine separate exchange transactions, the Company exchanged an aggregate of 6,123 shares of Series A preferred stock for 2,637.7 thousand shares of common stock. All the exchanges were made pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act. Also in 2024, the Company redeemed 17 shares of Series A preferred stock in conjunction with the sale of common stock under the SEPA and redeemed 90 shares of Series A preferred stock in conjunction with entering into a separate financing agreement with Streeterville as more fully described in the 2024 Annual Report.

On January 2 and 3, 2025, in two separate exchange transactions, the Company exchanged an aggregate of 3,587 shares of Series A preferred stock for 1,293 thousand shares of common stock. Both exchanges were made pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act. Also in January 2025, the Company redeemed 170 shares of Series A preferred stock in conjunction with the receipt of proceeds from the sale of common stock under the SEPA. As of September 30, 2025, there were no remaining shares of Series A preferred stock outstanding.

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

Common Stock Warrants

On September 30, 2025, the Company had 3,198,085 warrants outstanding to purchase common stock at an average exercise price of $3.26 per share and average remaining term of 3.6 years.

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

The Company had two stock-based compensation plans as of September 30, 2025, and December 31, 2024, the 2021 Omnibus Incentive Plan and the 2015 Stock Incentive Plan. All awards outstanding under the 2005 Stock Incentive Plan expired during the nine months ended 2025.

The Company grants stock from the 2021 Omnibus Incentive Plan. This plan provides a means through which the Company may attract and retain key personnel and to provide a means whereby directors, officers, employees, consultants and advisors of the Company can acquire and maintain an equity interest in the Company, or be paid incentive compensation, including incentive compensation measured by reference to the value of common stock, thereby strengthening their commitment to the welfare of the Company and aligning their interests with those of the Company’s stockholders.

During the nine months ended September 30, 2025, the Company granted 545.7 thousand restricted stock units and 15 thousand stock option awards. During the nine months ended September 30, 2024, the Company granted 253.6 thousand restricted stock awards and 100 stock options.

The Company recognized compensation expense of $0.3 million and $0.8 million for the three and nine months ended September 30, 2025, respectively, compared to $0.1 million and $0.3 million for the three and nine months ended September 30, 2024, respectively.

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

For the three and nine months ended September 30, 2025, revenues to various U.S. government entities totaled $1.9 million from four government customers and $5.3 million from four government customers, representing 96.7% and 94.7% of total revenues, respectively. For the three and nine months ended September 30, 2025, the Company’s three top customers comprised 57.3%, 23.0% and 16.2% of total revenues and 53.6%, 23.9% and 17.0% of total revenues, respectively. In comparison, for the same periods in 2024, revenues totaled $1.3 million from six government customers and $3.3 million from seven government customers, representing 85.9% and 79.5% of total revenues, respectively. For the three and nine months ended September 30, 2024, the Company’s three top customers comprised 33.6%, 29.1% and 20.7% of total revenues and 23.3%, 29.0% and 22.9% of total revenues, respectively.

The Company’s accounts receivable represents unconditional contract billings for sales per contracts with customers and are classified as current assets. As of September 30, 2025, and December 31, 2024, the Company had accounts receivable balances of $2.4 million and $0.2 million, respectively. As of September 30, 2025, and December 31, 2024, the Company had an allowance for credit losses of $0.1 million.

The Company classifies its contract assets as other current assets because the Company generally has an unconditional right to payment for the Company’s sales or services performed at the end of the reporting period. As of September 30, 2025 and December 31, 2024, the Company had contract assets balances of $5 thousand and $8 thousand, respectively.

Contract liabilities consist of cash payments in advance of the Company satisfying performance obligations and recognizing revenue. The Company currently classifies deferred revenue as a contract liability.

The following tables presents changes in the Company’s contract liabilities during the nine months ended September 30, 2025, and the year ended December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Balance at beginning of period	$730	$439
Additions	4,211	3,914
Revenue recognized	(3,764)	(3,623)
Balance at end of period	$1,177	$730

9.	Capitalized Software Development

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

The Company reports two separate net loss per share numbers, basic and diluted. Basic net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period. The common stock equivalents include all common stock issuable upon exercise of outstanding warrants, options and vesting of restricted stock awards. The aggregate number of common stock equivalents excluded from the diluted loss per share calculation for the three months ended September 30, 2025, and 2024 totaled 3.8 million and 3.3 million shares, respectively. The aggregate number of common stock equivalents excluded from the diluted loss per share calculation for the nine months ended September 30, 2025, and 2024 totaled 3.8 million and 2.1 million shares, respectively. Since the Company is in a net loss position for the periods ended September 30, 2025, and 2024, basic and dilutive net loss per share is the same.

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

The Company recorded interest expense of $20 thousand for both notes in the accompanying consolidated statement of operations for the nine months ended September 30, 2024. For the nine months ended September 30, 2024, $l83 thousand in amortization of debt issuance cost was recorded.

There were no related party transactions for the three or nine months ended September 30, 2025.

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

Results of Operations

Comparison of the Periods Ended September 30, 2025, and September 30, 2024

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	Change		2025	2024	Change
Revenue	$1,966	$1,504	$462	31%	$5,614	$4,095	$1,519	37%
Cost of revenue	461	344	117	34%	1,335	920	415	45%
Gross profit	1,505	1,160	345	30%	4,279	3,175	1,104	35%
Gross profit percentage	76.6%	77.1%			76.2%	77.5%

Operating expenses:
Sales and marketing	1,273	1,207	66	5%	3,664	3,542	122	3%
Research and development	1,329	1,150	179	16%	3,879	3,204	675	21%
General and administrative	1,039	841	198	24%	3,051	2,972	79	3%
Total operating expenses	3,641	3,198	443	14%	10,594	9,718	876	9%

Operating loss	(2,136)	(2,038)	(98)	-5%	(6,315)	(6,543)	228	3%

Interest expense	(17)	(12)	(5)	42%	(67)	(274)	207	-76%
Interest accretion and amortization of debt issuance costs, net	–	–	–	0%	–	990	(990)	-100%
Other income (expense), net	59	–	59	0%	148	(6)	154	-2,567%

Net loss	$(2,094)	$(2,050)	$(44)	-2%	$(6,234)	$(5,833)	$(401)	-7%

Revenue. Revenue for the three and nine months ended September 30, 2025, was $2.0 million and $5.6 million, respectively, compared to $1.5 million and $4.1 million for the same periods in 2024. Consulting revenue totaled $1.5 million and $4.2 million for the three and nine months ended September 30, 2025, up from $1.1 million and $2.9 million for the corresponding periods in 2024. The increase in consulting revenue in 2025 primarily reflects work performed under a Department of Defense contract awarded in the second half of 2024. In contrast, consulting revenue for the nine months ended September 30, 2024, was negatively impacted by a continuing resolution and delays in the approval of the federal budget. The budget was not passed until March 22, 2024, which affected the timing of contract renewals and task orders and led to lower consulting revenues in the first half of 2024. INTRUSION Shield revenue was $0.5 million and $1.4 million for the three and nine months ended September 30, 2025, compared to $0.4 million and $1.2 million for the same periods in 2024. On March 31, 2024, we lost a major INTRUSION Shield customer who used a highly customized product configuration. This customer accounted for 78% of INTRUSION Shield revenues; this loss has been fully offset by new customers inclusive of the Department of Defense contract awarded in late 2024.

Concentration of Revenues. For the three and nine months ended September 30, 2025, revenues from sales to various U.S. government entities totaled $1.9 million and $5.3 million, comprising 96.7% and 94.7% of total revenues, respectively. This compares to $1.3 million and $3.3 million, or 85.9% and 79.5% of total revenues, for the same periods in 2024. The shift in revenue mix was primarily due to the loss of a significant Shield customer, as previously noted, and the addition of a Department of Defense contract in the second half of 2024.

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

Gross Profit. Gross profit was $1.5 and $4.3 million or 76.6% and 76.2% of revenues for the three and nine month periods ended September 30, 2025, compared to $1.2 and $3.2 million or 77.1% and 77.5% of revenues for the three and nine months ended September 30, 2024. The gross profit margin will vary depending on product mix. INTRUSION Shield revenues represented 25% of revenues for the nine month period ended September 30, 2025 and 30% for the nine month period ended September 30, 2024

Operating Expenses. Operating expenses totaled $3.6 million and $10.6 million for the three and nine month periods ended September 30, 2025, compared to $3.2 million and $9.7 million for the same periods in 2024. The 2024 figures include one-time negotiated contract savings of $0.1 million for the three month period and $0.5 million for the nine month period.

Adjusting for these one-time savings, operating expenses for the three months ended September 30, 2025, increased by $0.3 million, primarily due to higher share-based compensation from equity grants made in the first quarter, timing of merit increases, and increased spend on sales and marketing.

For the nine months ended September 30, 2025, operating expenses, when adjusted for one-time savings, were $0.4 million higher than the comparable period in 2024.

Sales and Marketing. Sales and marketing expenses totaled $1.3 million and $3.7 million for three and nine months ended September 30, 2025, respectively. Both 2024 periods includes approximately $0.1 million in one-time negotiated contract savings. When adjusted for the one-time savings, Sales and marketing expenses for the three and nine months ended September 30, 2025 remained flat. The current year spend included increased participation in trade shows and increased spend to create more brand awareness and concise product messaging which was offset by increased allocations out of operating expenses to cost of sales for resources dedicated to additional consulting work during the quarter.

Research and Development. Research and development expenses totaled $1.3 million and $3.9 million for the three and nine months ended September 30, 2025, representing an increase of $0.2 million and $0.7 million when compared to the same periods in the prior year. The increase was primarily due to increased depreciation of $0.1 million on infrastructure hardware purchases and internally developed software and the addition of a Sales Engineer and Software Engineer. Research and development costs may vary over time as we determine the frequency of new releases, improved functionality and enhancements needed to be competitive with our product offering.

General and Administrative. General and administrative expenses totaled $1.0 and $3.1 million for the three and nine months ended September 30, 2025, compared to $0.8 and $3.0 million for the three and nine months ended September 30, 2024. The increase is primarily due to one-time negotiated savings of $0.1 million included in the 2024 period.

Interest Expense. Interest expense for the three and nine month periods ended September 30, 2025, was $17 and $67 thousand, respectively, consisting principally of imputed interest on finance leases and the stated interest related to the Streeterville note that was fully retired in the first quarter of 2025. Interest expense for the 2024 periods totaled $12 and $274 thousand and consisted principally of the stated interest related to the Streeterville notes, interest associated with the notes payable issued to Anthony Scott, the Company’s President and Chief Executive Officer and a member of the Company’s Board of Directors, and finance leases.

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

Other Income (Expense), Net. Other income and expense in the 2025 periods consist principally of interest income on cash and short-term investments. Other income and expense for both the three and nine months ended September 30, 2024, were nominal.

Net Loss. Net loss for the three and nine month periods ended September 30, 2025, was ($2.1) million and ($6.2) million, respectively compared to ($2.1) million and ($5.8) million for the same periods in the prior year. The increase in net loss for nine months ended September 30, 2025, was primarily a result of a net interest credit of $1.0 million recorded in the 2024 period as discussed above.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2025, we had cash and cash equivalents of $2.5 million and short-term investments in U.S. treasuries of $2.0 million resulting in $4.5 million available to fund operations compared to $4.9 million as of December 31, 2024. Net working capital at September 30, 2025, totaled $5.1 million compared to $1.9 million at December 31, 2024. On October 1, 2025, we received $3.0 million in cash related to the Department of Defense contract extension.

Our principal sources of cash for funding operations for the nine months ended September 30, 2025 were receipt of $1.5 million in proceeds from the sale of common stock pursuant to the SEPA, recorded as stock subscription receivable at December 31, 2024, and net proceeds of $7.0 million from a registered direct offering that closed on January 6, 2025. Our principal source for funding operations in the September 2024 period was through proceeds received from the issuance of common stock in a series of transactions which include $4.8 million from ATM sales, $2.6 million from a private placement, and $0.6 million from the exercise of warrants.

We generated a net loss of $6.2 million and $5.8 million for the nine months ended September 30, 2025, and 2024, respectively. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

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

Unaudited Condensed Consolidated Statements of Cash Flows

Our cash flows for the nine months ended September 30, 2025, and 2024 were (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(6,228)	$(6,115)
Net cash used in investing activities	(4,185)	(1,051)
Net cash provided by financing activities	8,089	8,078
Change in cash and cash equivalents	$(2,324)	$912

Operating Activities

Net cash used in operations for the nine months ended September 30, 2025, was ($6.2) million due primarily to a net loss of ($6.2) million partially offset by 1) adjustments for non-cash items of $2.4 million which were mostly comprised of depreciation and stock-based compensation, and 2) changes in working capital of ($2.4) million driven largely by an increase in contract billings.

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

Investing Activities

For the nine months ended September 30, 2025, net cash used in investing activities was ($4.2) million, which included short-term investments in highly liquid, investment-grade fixed income securities of ($2.0) million and capitalization of internally developed software and hardware purchases of ($2.2) million. Net cash used in investing activities for the nine months ended September 30, 2024, was ($1.1) million for capitalization of internally developed software and hardware purchases.

Financing Activities

For the nine months ended September 30, 2025, net cash provided by financing activities was $8.1 million which resulted from the receipt of proceeds from the sale of common stock pursuant to the SEPA of $1.5 million, previously recorded as stock subscription receivable at December 31, 2024, and net proceeds of $7.0 million from a registered direct offering that closed on January 6, 2025, partially offset by payments on financing leases of ($0.4) million. Net proceeds from financing activities for the September 2024 period totaled $8.1 million which resulted from $8.0 million in net proceeds from the sale of common stock through the use our ATM program, a private placement offering, and the exercise of warrants partially offset by finance lease payments.

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

As of September 30, 2025, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that the disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of September 30, 2025, the Company was not involved in any material pending legal proceedings. The Company is periodically involved in various litigation claims asserted in the normal course of its business. The Company believes these actions are routine and incidental to the business. While the outcome of these actions cannot be predicted with certainty, the Company does not believe that any will have a material adverse impact on the Company’s business.

Item 1A. RISK FACTORS

As a smaller reporting company, as such term is defined in Item 10(f) of Regulation S-K, promulgated under the Exchange Act, risk factors are not required to be included in, and have been omitted from, this Quarterly Report on Form 10-Q. You should carefully consider the risk factors we previously disclosed in the 2024 Annual Report, as the same may be amended from time to time. These risks could materially and adversely affect our business, financial condition, results of operations, and cash flows. However, these risks are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations, and cash flows.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

(a)	None.

(b)	There have been no material changes to procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c)	During the three months ended September 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

The following Exhibits are filed or furnished with this Quarterly Report on Form 10-Q:

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act
32.1**	Certification Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRUSION INC.

Date: November 12, 2025	/s/ Anthony Scott
Anthony Scott
President & Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	/s/ Kimberly Pinson
Kimberly Pinson
Chief Financial Officer (Principal Financial & Accounting Officer)

