Form 10-K
period 2025-12-31
INTRUSION INC
filed 2026-03-25
CIK 736012

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

Registrant’s telephone number, including area code: (888) 637-7770

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

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2025: $43,821,098.

As of March 24, 2026, 20,369,066 shares of the issuer’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

ii

PART I

Item 1. Business.

Our Corporate Information

We were organized in Texas in September 1983 and reincorporated in Delaware in October 1995. Our principal executive offices are located at 101 East Park Boulevard, Suite 1200, Plano, Texas 75074, and our telephone number is (888) 637-7770. Our website URL is www.intrusion.com. We post the following filings in the “Investors” section of our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”): our Annual Reports on Form 10-K; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings on our website are available free of charge. Additionally, filings are available on the SEC’s website (www.sec.gov). In this report, references to the “Company,” “we,” “us,” “our,” or “Intrusion” refer to Intrusion Inc. and its subsidiary. TraceCop and Savant are registered trademarks of the Company. We have also applied for trademark protection for INTRUSION Shield.

Our Business

Intrusion is a cybersecurity company based in Plano, Texas. The Company offers its customers access to its exclusive threat intelligence database containing the historical data, known associations, and reputational behavior of over 8.5 billion Internet Protocol (“IP”) addresses. After years of gathering global internet intelligence and working exclusively with government entities, the company released its first commercial product in 2021. Our platform combines threat intelligence, malicious traffic identification, and automated threat response, and is designed to help organizations proactively identify and stop malicious activity in their networks.

For the fiscal years ended December 31, 2025 and 2024, we generated revenues of approximately $7.1 million and $5.8 million, respectively, and reported net loss of approximately $9.1 million and $7.8 million, respectively, and cash flow used in operating activities of approximately $6.8 million and $6.3 million, respectively. As a result of our historically recurring losses from operations, negative cash flows from operations, as well as our dependence on equity and debt financings, there is substantial doubt regarding our ability to continue as a going concern.

Our Solutions

INTRUSION Shield™

INTRUSION Shield, is a Zero Trust reputation-based Software as a Service (“SaaS”) solution that inspects and kills dangerous network (in and outbound) connections. What makes our approach unique is that INTRUSION Shield evaluates every packet and analyzes the IP addresses (source and destination), as well as domain information and the ports utilized and, when combined with other threat intelligence data reports, blocks malicious connections. Many breaches today are caused by Zero-Day and malware free compromises that may not trigger alarms in a traditional firewall or endpoint solution. INTRUSION Shield’s capabilities are designed to continuously evolve as the threats and landscape change over time. Unlike traditional industry approaches that rely heavily on signatures, complex rules, and human factors mitigation, which malicious actors and nation states have learned to bypass, INTRUSION Shield’s proprietary architecture isolates and neutralizes malicious traffic and network flows that existing solutions are ill equipped to handle.

In September 2022, we expanded the INTRUSION Shield product line to include the Shield Cloud and Shield End-Point solutions. The initial INTRUSION Shield offering was released in early 2021. The Shield On-Premise solution utilizes hardware and is placed behind a firewall in a data center. Shield Cloud extends the effectiveness of the Shield On-Premise solution to Infrastructure as a Service (IaaS), Platform as a Service (PaaS), SaaS and serverless resources in the public cloud. This product serves as a protective gateway to the cloud, providing both Zero Trust access to, and protecting outbound connections from, virtual hosts and serverless functions within the cloud. Shield Endpoint helps protect the network outside of the corporate enclave and data center to include protection for remote workers, mobile, and cloud devices. This product brings the network protection of the Shield On-Premise to these remote user devices establishing a Zero Trust network, both for intra-organization connectivity and external internet connectivity.

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

Our Intellectual Property and Licenses

Our success and our ability to compete are primarily dependent upon our proprietary technology. We principally rely on a combination of contractual rights, trade secrets, and copyright laws to establish and protect our proprietary rights in our solutions. In addition, we have received two patents, and we have applied for patents for our INTRUSION Shield family of solutions. We have also entered into non-disclosure agreements with our suppliers, resellers, and certain customers to limit access to and disclosure of our proprietary information. There can be no assurance that the steps taken by us to protect our intellectual property will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology, although it would be extremely difficult to replicate the proprietary and comprehensive internet databases we have developed over the past 25+ years.

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

Our Competition

The market for network and data protection security solutions is intensely competitive and subject to frequent introductions of new technologies, and potentially improved price and performance characteristics. Industry suppliers compete in areas such as conformity to existing and emerging industry standards, interoperability with networking and other cybersecurity solutions, management and security capabilities, performance, price, ease of use, scalability, reliability, flexibility, features, and technical support. Our principal competitors in the data mining and advanced persistent threat markets include Darktrace, Trellix, and Recorded Future.

There are numerous companies competing in various segments of the data security market. At this time, we have little or no competitors for TraceCop; however, we believe competitors could emerge in the future. These competitors currently perform only a portion of the functions that we can perform with TraceCop. We have been continuously collecting the TraceCop data for more than 20 years, and we believe that none of our current or future competitors will have the ability to provide and reference this historical data. In our newest market segment, data mining, and advanced persistent threat detection, we compete directly and indirectly with companies and open-source technologies in the firewall, intrusion detection and prevention, anti-virus, network analysis, endpoint protection, and insider threat prevention areas of cybersecurity technology.

We believe the INTRUSION Shield product line is novel and unique in our industry because of our proprietary threat-enriched big data. We believe that our INTRUSION Shield family of solutions complement our customers’ existing cybersecurity processes and third-party solutions. If the INTRUSION Shield receives widespread acceptance in the market, we anticipate that other businesses will seek to compete with INTRUSION Shield; however, we believe our existing, mature, and proprietary database which is integral to the operation of INTRUSION Shield will be difficult, if not impossible, for other companies in our industry to replicate and will be a significant barrier to entry of competitors in the near- and long-term future of cyber security solutions.

Our Customers: Government Sales

Sales to U.S. government customers accounted for 94.6% of our revenues for the year ended December 31, 2025, compared to 83.8% of our revenues in 2024. We expect to continue to derive a substantial portion of our revenues from sales to governmental entities in the future as we continue to market our products and data mining products to the government, and we intend to market INTRUSION Shield not only to our long-standing governmental customer base but to expand our efforts to include more traditionally administrative and civilian governmental entities. Sales to government clients present risks in addition to those involved in sales to commercial customers that could adversely affect our revenues, including potential disruption due to irregularities in or interruptions to appropriation and spending patterns, delays in approving a federal budget and the government’s reservation of the right to cancel contracts and purchase orders for its convenience.

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

Foreign Sales. Export sales accounted for 2.9% and 4.7% of revenue in 2025 and 2024, respectively.

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

In 2025, 94.6% of our revenue was derived from a variety of U.S. government entities through direct sales and indirectly through system integrators and resellers. These sales are attributable to four U.S. government customers through direct and indirect channels; three U.S. government customers individually exceeded 10% of total revenue in 2025. A reduction in our sales to U.S. government entities could have a material adverse effect on our business and operating results if not replaced.

Backlog. We believe that only a small portion of our order backlog is non-cancellable, and that the dollar amount associated with the non-cancellable portion is immaterial. Commercial orders are generally fulfilled within two days to two weeks following receipt of an order. Certain orders may be scheduled over several months, generally not exceeding one year.

Customer Support, Service and Warranty. We service, repair, and provide technical support for our solutions. Our field sales and technical support force works closely with resellers and end-user customers on-site and by telephone to assist with pre- and post- sales support services such as network security design, system installation, and technical consulting. By collaborating closely with our customers, our employees increase their understanding of end-user requirements and are then able to provide specific input in our solution development process.

We warrant all our solutions against defects during the service period. Before and after expiration of the solution warranty period, we offer both on-site and factory-based support, parts replacement, and repair services. Extended warranty services are separately invoiced on a time and materials basis or under an annual maintenance contract.

Employees

As of December 31, 2025, we employed a total of 52 people, four of which were part-time. None of our employees are represented by a labor organization, and we are not a party to any collective bargaining agreement. Competition in the recruiting of personnel in the networking and data security industry is intense. We believe that our future success will depend in part on our continued ability to hire, motivate and retain qualified management, sales, marketing, and technical personnel.

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

Reverse Stock Split

On March 22, 2024, we effected a 1-for-20 reverse stock split of our common stock. All share and per share amounts set forth in this Annual Report on Form 10-K, including the consolidated financial statements and the notes thereto, have been retroactively restated to reflect the reverse stock split as if it had occurred as of the earliest period presented and unless otherwise stated, all other share and per share amounts for all periods presented.

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

As of December 31, 2025, we had cash and cash equivalents of $3.6 million. Our primary source of cash for funding operations in 2025 has come from net proceeds received from a registered direct offering of $7.0 million and $1.5 million in proceeds from the sale of common stock pursuant to a standby equity purchase agreement (“SEPA”), recorded as a receivable at December 31, 2024. Our independent registered public accounting firm’s report on our audited financial statements for fiscal year ended December 31, 2025, includes an explanatory paragraph stating that our historically recurring losses from operations, negative cash flows from operations, and dependence on equity and debt financing raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funds through public or private financing, including the utilization of our ATM program. We can provide no assurances that we will be able to raise additional funds through any future equity or debt financings, and the terms of those financings, if available at all, may be on terms, which are not favorable to us and, in the case of equity financings, will result in dilution to our stockholders. The inclusion of a going concern explanatory paragraph may also make it more difficult for us to secure additional financing or enter into strategic partnerships, as it signals a high degree of financial risk to potential investors and creditors. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are subject to certain regulatory limitations that may affect our ability to consummate future financings.

Unless our public float as measured pursuant to General Instruction I.B.6 to Form S-3 exceeds $75 million, we will be subject to the restrictions set forth in General Instruction I.B.6 to Form S-3 that limit our ability to conduct primary offerings under a Form S-3 registration statement. Under such limitations, we may not sell, during any 12-month period, securities on Form S-3 having an aggregate market value of more than one-third of our public float. As of March 24, 2026, our public float calculated in accordance with General Instruction I.B.6 of Form S-3 was $20.1 million.

We must increase revenue levels in order to finance our current operations and to implement our business strategies.

For the year ended December 31, 2025, we had a net loss of $9.1 million and had an accumulated deficit of approximately $127.1 million as of December 31, 2025. We need to increase current revenue levels from the sales of our solutions if we are to regain profitability, and our INTRUSION Shield suite of products may take time to achieve market penetration, which could negatively impact future revenues and results of operations. If we are unable to increase revenue levels, losses could continue for the near term and possibly longer, and we may not regain profitability or be able to implement our business plan, fund our liquidity needs, or continue our operations.

Business and Operational Risks

Most of our current revenues are generated from one family of solutions with a limited number of customers, and the decrease of revenue from sales of this family of solutions could materially harm our business and prospects.

Approximately 43.2% of our existing revenues result from sales of TraceCop, a cybersecurity solution. TraceCop revenues were $3.1 million for the year ended December 31, 2025, compared to $2.9 million for the year ended December 31, 2024. We can offer no assurances that our INTRUSION Shield solution will reduce our dependence on this single solution and in the absence of a shift in solution mix, we may continue to face risks if sales of this key solution to these limited customers were to decrease.

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

For the years ended December 31, 2025 and 2024, we derived 55.0% and 35.4% of our revenues from sales through indirect sales channels, such as distributors, value-added resellers, system integrators, original equipment manufacturers, and managed service providers. We must expand sales of our current solutions as well as any new solutions through these indirect channels in order to increase our revenues. We cannot assure you that our current solutions or future solutions will gain market acceptance in these indirect sales channels or that sales through these indirect sales channels will increase our revenues. Further, many of our competitors are also trying to sell their products and solutions through these indirect sales channels, which could result in lower prices and reduced profit margins for the sales of our solutions.

Our business depends on the continued service of our key management and technical personnel.

Our success depends upon the continued contributions of our key management, sales, marketing, research and development and operational personnel, including Anthony Scott, our President, and Chief Executive Officer (“CEO”); T. Joe Head, our Chief Technology Officer; Kimberly Pinson, our Chief Financial Officer (“CFO”); and other key technical personnel. The loss of the services of one or more of our key employees in the future could have a material adverse effect on our operating results. We also believe our future success will depend upon our ability to attract and retain additional highly skilled management, technical, marketing, research and development, and operational personnel with experience in managing large and rapidly changing companies, as well as training, motivating and supervising employees. The market for hiring and retaining certain technical personnel, including software engineers, has become more competitive and intense in recent years. Failure to attract and retain a sufficient number of qualified technical personnel, including software engineers, or retain our key personnel could have a material adverse effect on our operating results.

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

The network security industry is characterized by frequent product and service introductions, rapidly changing technology, and continued evolution of new industry standards. We have and must continue to introduce upgrades to our current solutions rapidly in response to changing circumstances and customer needs such as the creation and introduction of new computer viruses or other novel external attacks on computer networks. Further, our INTRUSION Shield solution represents our efforts to continue to provide state-of-the art first-in-time innovation for our customers’ cybersecurity solutions. As a result, our success depends upon our ability to develop and introduce timely upgrades, enhancements, and new solutions to meet evolving customer requirements and industry standards. The development of technologically advanced network security products and solutions is a complex and uncertain process requiring high levels of innovation, rapid response, and accurate anticipation of technological and market trends. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced solutions successfully in a timely manner. Further, we or our competitors may introduce new solutions or enhancements that shorten the life cycle of our existing solutions or cause our existing solutions to become obsolete.

We must expend time and resources addressing potential cybersecurity risks, and any breach of our information security safeguards could have a material adverse effect on the Company.

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

Our principal competitors in the data mining and advanced persistent threat markets include Darktrace, Trellix, and Recorded Future. Our current and potential competitors may have one or more of the following significant advantages over us:

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

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may decline.

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

If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, or if we assert that our internal control over financial reporting is ineffective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of the common stock could be negatively affected. We could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources, and could have a material adverse effect on the market price of our common stock.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. We report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In addition, in the first Annual Report on Form 10-K following the date on which we no longer qualify as a smaller reporting company, we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting. Our compliance with Section 404 of the Sarbanes-Oxley Act could require that we incur substantial accounting expenses and expend significant management efforts including the potential of hiring additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Investment Risks

We experience volatility in the market for our common stock, particularly with respect to swings in the market price as well as volatility in the trading of our common stock.

We experience significant shifts in the market value of our common stock as it trades on the Nasdaq Capital Market (“Nasdaq”) as well as volatility in the trading volume of our shares on that market. For example, the market price of our common stock fluctuated between $5.20 and $0.71 during the year ended December 31, 2025. These fluctuations may result in a hesitancy for investors to purchase and hold shares of our common stock, continued depression of the market value of our stock, and ultimately negatively affect our ability to raise capital through the issuance and sale of our common stock, particularly through our At the Market (“ATM”) program or otherwise. Additionally, a requirement to issue shares at the then-current market prices to fund operations would result in significant dilution to existing shareholders.

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

You may experience dilution as a result of future equity offerings.

In the future, we may issue additional shares of common stock and/or securities convertible into, or exchangeable for, or that represent the right to receive, shares of common stock. We may sell shares or other securities at a price per share that is less than the prices per share paid by stockholders, and stockholders purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of common stock, or securities convertible into, exercisable for, or exchangeable for shares of common stock, in future transactions may be higher or lower than the prices per share paid by stockholders. Additional equity offerings may dilute the holdings of existing stockholders or reduce the market price of our common stock, or both. Any of these events may dilute the ownership interests of current stockholders, reduce earnings per share, or have an adverse effect on our stock price. Further, sales of substantial amounts of our common stock, or the perception that these sales could occur, could have a material adverse effect on the price of our common stock.

We have never paid dividends on our common stock and have no plans to do so in the future.

Holders of shares of our common stock are entitled to receive such dividends as may be declared by our Board of Directors (our “Board”). To date, we have paid no cash dividends on our shares of common stock, and we do not expect to pay cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to provide funds for the operations of our business. Therefore, any return investors in our common stock may have will be in the form of appreciation, if any, in the market value of their shares of common stock.

We are a “smaller reporting company,” and reduced disclosure requirements may make our common stock less attractive.

We qualify, and may qualify for the foreseeable future, as a “smaller reporting company.” As a result, we may provide reduced public disclosure compared to larger reporting companies, including fewer years of audited financial statements and scaled executive compensation and other disclosures. Investors may view our securities as less attractive as a result, which could adversely affect the market price and liquidity of our common stock.

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

Our solutions are highly technical and complex, are critical to the operation of many networks and, in the case of ours, provide and monitor network security and may protect valuable information. Our solutions have contained and may contain one or more undetected errors, defects, or security vulnerabilities. Some errors in our solutions may only be discovered after a solution has been installed and used by end customers. Any errors or security vulnerabilities discovered in our solutions after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could adversely affect our business and results of operations. In addition, we could face claims for product liability, tort, or breach of warranty. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention. In addition, if our business liability insurance coverage is inadequate or future coverage is unavailable on acceptable terms or at all, our financial condition could be harmed.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We recognize the importance of securing our data and information systems and have a process for assessing, mitigating, and managing cybersecurity and related risks.

Our Vice President (“VP”) of Engineering, who reports to the CEO, leads our cybersecurity function and is responsible for managing our cybersecurity risk and the protection of our networks, systems, and data. The VP of Engineering uses both internal and external resources to execute this process including our own INTRUSION Shield technology, to help prevent, identify, escalate, investigate, and resolve security incidents in a timely manner. The Company, with the oversight of the CEO, also requires all employees to complete an annual cybersecurity training course.

Our Board is responsible for overseeing our enterprise risk management activities. The CEO reports to the Board regarding cybersecurity risks, incidents, and mitigation strategies at least annually.

As of the date of this filing, we have not experienced any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our company, including our financial condition and results of operations.

Item 2. Properties.

Our corporate headquarters is currently located in 10,705 square feet of space at 101 East Park Blvd, Suite 1200, Plano Texas. This facility houses our corporate administration, engineering, sales, and marketing operations. The lease for this facility expires in April 2035. We also have engineers and other employees working remotely in Texas as well as several other states.

We believe that the existing facility will be adequate to meet our operational requirements through the expiration of the lease. We believe that our property insurance provides adequate coverage for our leased facilities. See Note 5 – ROU Assets and Leasing Liabilities to our Consolidated Financial Statements for additional information regarding our obligations under leases.

Item 3. Legal Proceedings.

We may be subject to various claims that arise in the ordinary course of business. We do not believe that any claims exist where the outcome of such matters would have a material adverse effect on our consolidated financial position, operating results, or cash flows. However, there can be no assurance such legal proceedings will not have a material impact on our future results.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the Nasdaq, where it is currently listed under the symbol “INTZ.” As of March 24, 2026, there were 20,369,066 shares of common stock outstanding and there were approximately 55 record holders of record of our common stock. The number of record holders does not include beneficial owners whose shares are held through banks, brokers, nominees, or other fiduciaries. On March 24, 2026, the closing price of our common stock on Nasdaq was $1.04 per share.

Dividend Policy

The Company does not have a history of paying dividends on its common stock and has no present intention of declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

All equity compensation plans under which our common stock is reserved for issuance have previously been approved by our stockholders. The following table provides summary information as of December 31, 2025, for all our equity compensation plans (in thousands, except per share data). See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance under Equity Compensation Plans and Note 10 – Stock-Based Compensation to our Consolidated Financial Statements for additional discussion.

Number of shares of common stock to be issued upon exercise of outstanding options(1)	54
Weighted average exercise price of outstanding options	$46.28
Number of shares unvested restricted stock units	573
Weighted average grant date fair value	$2.02
No. of shares of common stock remaining available for future issuance under equity compensation plans	1,663

(1)	Included in the outstanding options are 16 from the 2015 Stock Option Plan and 38 from the 2021 Omnibus Incentive Plan.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis include information management believes is relevant to understanding and assessing our consolidated financial condition and results of operations. This section should be read in conjunction with our Consolidated Financial Statements, accompanying notes and the risk factors contained in this report.

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

Results of Operations

Comparison of the Years ended December 31, 2025, and December 31, 2024

	Year Ended December 31,		Change
(in thousands)	2025	2024	$	%
Revenue	$7,095	$5,771	1,324	22.9%
Cost of Revenue	1,715	1,341	374	27.9%

Gross Profit	5,380	4,430	950	21.4%

Operating Expenses:
Sales and marketing	5,266	4,736	530	11.2%
Research and development	5,172	4,435	737	16.6%
General and administrative	4,106	3,705	401	10.8%

Operating Loss	(9,164)	(8,446)	(718)	8.5%

Interest expense	(81)	(328)	247	-75.3%
Interest accretion and amortization of debt issuance costs, net	–	990	(990)	-100.0%
Other income (expense), net	186	(6)	192	-3200.0%

Net Loss	$(9,059)	$(7,790)	(1,269)	16.3%

Revenues

Revenue for the year ended December 31, 2025, totaled $7.1 million, representing an increase of $1.3 million or 22.9% from $5.8 million in 2024. Revenue growth in 2025 was primarily driven by work performed for the U.S. Department of Defense for the development and implementation of the Shield OT Defender in the Asia Pacific region which contributed to increases in both Shield and consulting revenues. Consulting revenues totaled $5.3 million in 2025 compared to $4.2 million in 2024. Shield revenues totaled $1.8 million, compared to $1.6 million in 2024.

We anticipate that the sale of our OT Defender solution to other departments of the U.S. government, as well as commercially, will continue to contribute to future growth. Additionally, during 2025, we partnered with Port Nexus to integrate our Shield technology into its My Flare Alert school safety solution. Although sales to Port Nexus did not materially impact 2025 revenues, the expanded pipeline for this offering is expected to support future Shield revenue growth.

Revenue in the fourth quarter of fiscal 2025 decreased 25% compared to the prior quarter and 12% compared to the prior year period, primarily reflecting the delayed timing of incremental funding under a major U.S. government contract. The timing of this funding was impacted by operational and administrative constraints associated with the U.S. government shutdown and continuing resolution, which limited agencies’ ability to initiate and process contract actions during the period. As a company that derives a significant portion of its revenue from U.S. government customers, our operating results are dependent on the timing of government funding authorizations, contract awards, and program execution. While we believe the impact of this delay is primarily timing-related, changes in federal budget priorities, including those related to defense and national security, may continue to influence the timing and allocation of future funding, which could affect our revenue and operating results in future periods.

Concentration of Revenues.

Revenues from sales to various U.S. government entities totaled $6.7 million, or 94.6% of revenues, for the year ended December 31, 2025, compared to $4.8 million, or 83.8% of revenues, for the same period in 2024. In both 2025 and 2024 three government entities each individually accounted for over 10% of our revenues.

Sales to commercial customers totaled $0.4 million or 5.4% of total revenue for the year ended December 31, 2025, compared to $0.9 million or 16.2% of total revenue for the same period in 2024.

During 2025, we expanded the number of Shield resellers and referral partners. We anticipate our concentration of revenues will vary among customers in future periods depending upon the timing of certain sales. We anticipate that sales to government customers, while comprising a significant portion of our revenues in future periods, will represent a lower percentage of our revenue base as we gain traction selling our Shield products into commercial markets.

The Company’s similar product and service offerings are not viewed as individual segments, as its management analyzes the business as a whole and expenses are not allocated to each product offering.

Gross Profit

Gross profit for the 12-months ended December 31, 2025 and 2024 totaled $5.4 million or 75.8% and $4.4 million or 76.8%, respectively. The gross profit margin remained relatively flat year-over-year as Shield revenues represented 25% and 26% of revenues in each of 2025 and 2024, respectively. To the extent Shield revenues become a larger percentage of revenues, we anticipate we will see favorable growth in gross profit margins.

Operating Expenses

Operating expenses for the year ended December 31, 2025, totaled $14.5 million, an increase of 13.0% when compared to $12.9 million for the year ended December 31, 2024. Factors contributing to the increase most notably related to one-time savings realized in 2024 from the negotiation or cancellation of existing contracts which contributed $0.5 million in savings in 2024, increased share-based compensation of $0.7 million from equity grants made in the first quarter of 2025 and cost of living and merit increases of $0.3 million.

Sales and Marketing

Sales and marketing expenses totaled $5.3 million, an increase of $0.5 million from $4.7 million in 2024. The increased Sales and Marketing spend related primarily to increased participation in trade shows and increased spend to create more brand awareness and concise product messaging which was partially offset by increased allocations out of operating expenses to cost of sales for resources dedicated to increased consulting work in 2025 and one-time negotiated savings included in the 2024 period of approximately $0.2 million. Certain discretionary marketing spends inclusive of participation in trade shows, utilization of third-party contractors for content and product messaging and travel, are likely to vary over time based on savings initiatives that may be necessary.

Research and Development

Research and development expenses totaled $5.2 million for the year ended December 31, 2025, representing an increase of $0.7 million when compared to the prior year. The increase was primarily due to increased depreciation of $0.2 million on infrastructure hardware purchases and internally developed software and increases in compensation related to the addition of a Sales Engineer and Software Engineer, merit increases and equity awards made in the first quarter of 2025. Research and development costs may vary over time as we determine the frequency of new releases, improved functionality and enhancements needed to be competitive with our product offering.

General and Administrative

General and administrative expenses totaled $4.1 million in 2025 compared to $3.7 million in 2024. The $0.4 million increase in 2025 was primarily due to one-time negotiated savings of $0.2 million included in the 2024 period and increased share-based compensation related to equity grants made in the first quarter of 2025.

Interest Expense

Interest expense for the twelve months ended December 31, 2025, was $81 thousand which related primarily to imputed interest on finance leases. Interest expense for the 2024 period totaled $328 thousand consisting principally of interest on finance leases and the stated interest related to the Streeterville Capital, LLC (“Streeterville”) and Scott notes, both of which have been fully repaid. Interest expenses will vary in the future based on our cash flow and borrowing needs.

Interest Accretion and Amortization of Debt Issuance Costs, Net

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

Other Income (Expense), Net

Other income included interest income on cash and short-term investments of $0.2 million in 2025. Other income (expense) was negligible in 2024.

Consolidated Statements of Cash Flows

Our cash flows for the years ended December 31, 2025 and 2024 (in thousands) were:

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(6,759)	$(6,293)
Net cash used in investing activities	(2,549)	(1,809)
Net cash provided by financing activities	8,081	12,814
Change in cash and cash equivalents	$(1,227)	$4,712

Operating Activities

Net cash used in operations for the year ended December 31, 2025, was ($6.8) million due to a net loss of ($9.1) million, offset by (i) adjustments for non-cash items of $3.2 million which are mostly comprised of depreciation and stock-based compensation, and (ii) ($0.9) million used for working capital.

Net cash used in operations for the year ended December 31, 2024, was ($6.3) million due to a net loss of ($7.8) million, offset by (i) adjustments for non-cash items of $1.7 million which are mostly comprised of depreciation, stock-based compensation, and interest related to Streeterville notes, and (ii) $(0.2) million used for working capital.

Investing Activities

For the year ended December 31, 2025, net cash used in investing activities was ($2.5) million, of which $1.8 million was the capitalization of internally developed software, and $0.8 million was the purchase of equipment.

For the year ended December 31, 2024, net cash used in investing activities was ($1.8) million, of which $1.2 million was the capitalization of internally developed software, $0.5 million was the purchase of equipment and $0.1 million was the deposit on financed equipment.

Financing Activities

For the year ended December 31, 2025, net cash provided by financing activities was $8.1 million, which consisted principally of net proceeds from a registered direct offering of $7.0 million and the receipt of $1.5 million in proceeds from the sale of common stock pursuant to the SEPA, which was recorded as a stock subscription receivable at December 31, 2024, offset partially by principal payments on equipment finance leases of $0.4 million.

For year ended December 31, 2024, net cash provided by financing activities was $12.8 million, which consisted principally of proceeds from sales of common stock using our ATM program of $9.8 million, a private placement in April 2024 of $2.6 million and proceeds from the sale of common stock and warrants pursuant to warrant inducement offerings of $0.8 million, offset partially by principal payments on equipment finance leases of $0.5 million.

Liquidity and Capital Resources

As of December 31, 2025, we had cash and cash equivalents of $3.6 million and $2.4 million in working capital. Our primary source of cash for funding operations in 2025 has come from net proceeds received from a registered direct offering of $7.0 million and $1.5 million in proceeds from the sale of common stock pursuant to a SEPA, recorded as a receivable at December 31, 2024. Our independent registered public accounting firm’s report on our audited financial statements for the fiscal year ended December 31, 2025 includes an explanatory paragraph stating that our historically recurring losses from operations, negative cash flows from operations, and dependence on equity and debt financings raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funds through public or private financings, including the utilization of our ATM program. We can provide no assurances that we will be able to raise additional funds through any future equity or debt financings, and the terms of those financings, if available at all, may be on terms, which are not favorable to us and, in the case of equity financings, will result in dilution to our stockholders. The inclusion of a going concern explanatory paragraph may also make it more difficult for us to secure additional financing or enter into strategic partnerships, as it signals a high degree of financial risk to potential investors and creditors. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal sources of cash for funding operations in 2024 were net proceeds received from sales of common stock using our ATM program of $9.8 million, a private placement offering completed in April 2024 of $2.6 million, and $0.8 million from the exercise of warrants.

ATM Program

In June 2025, we terminated our At Market Sales Agreement with B. Riley Securities, Inc (“B. Riley”) and entered into a new ATM Offering Agreement with H.C. Wainwright & Co., LLC (“Wainwright”) to potentially sell up to $50.0 million of our common stock using a shelf registration statement on Form S-3/A (File No. 333-281565) which was filed in January 2025 and became effective in February 2025. Under the Sales Agreement, Wainwright may sell shares of our common stock by any method permitted by law deemed to be an “ATM offering” as defined in Rule 415(a)(4). We pay Wainwright a commission of up to 3.0% of the gross sales price of any shares sold through Wainwright under the Sales Agreement.

We filed a replacement shelf registration on Form S-3 in January 2025, with an effective date of February 2025, pursuant to which we can sell up to $50.0 million of our common stock. As of February 25, 2025, our public float calculated in accordance with General Instruction I.B.1 of Form S-3, was $112.9 million based on 19,342,776 shares of common stock outstanding of which 17,861,513 shares are held by non-affiliates, and a per share price of $6.32 based on the average of the bid and asked prices of our common stock on the Nasdaq on December 30, 2024.

SEPA

In July 2024, we entered into a $10 million SEPA with Streeterville pursuant to which the Company has the right, during the 24-month term of the agreement and subject to certain limitations and conditions to direct Streeterville to purchase shares of our common stock.

Shares of common stock issued pursuant to SEPA will be purchased at a price equal to 95% of the lowest daily volume-weighted average price of our common on the Nasdaq Stock Market during the three consecutive trading days during regular trading hours, as reported by Bloomberg L.P. beginning on the date we deliver an advance notice. We are required to use 10% of the proceeds from each advance to redeem outstanding shares of Series A Preferred Stock held by Streeterville.

During 2024, pursuant to the SEPA, Streeterville purchased 1.2 million shares of common stock resulting in aggregate net proceeds of $1.8 million of which $0.1 million was received in 2024 and the remaining proceeds of $1.7 million were received in January 2025. No draws on the SEPA were made in 2025.

Notes Payable

In March 2022 we entered into a securities purchase agreement (“SPA”) with Streeterville pursuant to which Streeterville purchased two $5.4 million promissory notes for $9.3 net proceeds. Principal payments totaled $1.9 million through 2023. In the fourth quarter of 2023 and the first quarter 2024, we exchanged $0.8 million of principal for 146 thousand shares of common stock. In March 2024, the remaining $9.3 million principal was exchanged for 9,275 shares of Services A Preferred Stock (See Note 8). Following these transactions, $0.5 million principal remained on the first note. During 2024, no principal payments were made on the Streeterville notes following the first quarter debt-for equity-exchanges. In March 2025, we fully retired the remaining $0.5 million Streeterville note through issuance of 553 thousand shares of common stock pursuant to Section 3(a)(9) of the Securities Act. This transaction eliminated all the Streeterville debt with no material cash outflow during 2024 or 2025.

In September 2024, we entered into a note purchase agreement with Streeterville where Streeterville purchased a note payable in the principal amount of $0.6 million in exchange for $0.5 million in cash after redemption of $0.1 million of Series A preferred stock. The note called for weekly payments of $25 thousand until the maturity in November 2024. In the event the note was not repaid on the maturity date, weekly payments would increase to $50 thousand. The note bore no interest. This note was repaid in full in November 2024.

During 2024, we entered into two separate note purchase agreements with Mr. Scott, our President, CEO and member of our Board. In January 2024, Mr. Scott purchased a note payable in the principal amount of $1.1 million in exchange for $1.0 million in cash. The note called for weekly payments of $40 thousand until maturity in June 2024. Interest accrued on the balance of the note at 7% per annum compounding daily. During the quarter ended March 31, 2024, we made $0.2 million in principal payments. In March 2024, Mr. Scott purchased a second note payable in the principal amount of $0.3 million in exchange for $0.3 million in cash. The note was non-interest bearing and matured in April 2024. In April 2024, we reduced the principal balance due under the note by $0.1 million, which reflected the amount due from Mr. Scott for the exercise of common stock purchase warrants. In April 2024, Mr. Scott entered into a private placement subscription agreement to convert the aggregate remaining outstanding balance of $1.1 million for both notes in exchange for common stock and common stock purchase warrants.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to credit losses, income taxes, warranty obligations, maintenance contracts, and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 350-40 Internal Use Software Accounting Capitalization, certain development costs related to our products during the application development stage are capitalized as part of property and equipment. Costs incurred in the preliminary stages of development are expensed as incurred. The preliminary stage includes activities such as conceptual formulation of alternatives, evaluation of alternatives, determination of existence of needed technology, and the final selection of alternatives. Once the application development stage is reached, internal and external costs are capitalized until the software is complete and ready for its intended use. Capitalized internal use software is amortized on a straight-line basis over its estimated useful life, which is generally three years.

Revenue Recognition

We recognize product revenue upon shipment or after meeting certain performance obligations. These products can include hardware, software subscriptions, and consulting services. Most of our sales are from consulting services. We also offer software on a subscription basis subject to SaaS. Warranty costs have not been material.

We recognize sales of its consulting services in accordance with the ASC Topic 606 whereby revenue from contracts with customers are recognized once the criteria under the five steps below are met:

i)	identification of the contract with a customer;

ii)	identification of the performance obligations in the contract;

iii)	determination of the transaction price;

iv)	allocation of the transaction price to the separate performance obligations; and

v)	recognition of revenue upon satisfaction of a performance obligation.

Consulting services, including reporting are typically performed on a monthly basis, and the related revenue is recognized as the services are rendered to the customer. Product sales may include maintenance and customer support elements, with consideration allocated to each performance obligation based on the estimated selling prices of the delivered goods and services based on a selling price hierarchy using the relative selling price method. All product offering and service offering market values are readily determined based on current and prior stand-alone sales. The Company defers and recognizes maintenance, updates, and support revenue over the term of the contract period, which is generally one year.

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

We utilize the five-step process mentioned above, to recognize sales and will follow that directive, also, to define revenue items as individual and distinct. INTRUSION Shield services provided to our customers for a fixed monthly subscription fee include:

•	access to Intrusion’s proprietary software and database to detect and prevent unauthorized access to our clients’ information networks;
•	use of all software, associated media, printed materials, data, files, online documentation, and any equipment that Intrusion provides for customers to access the INTRUSION Shield; and
•	tech support, post contract customer support (“PCS”) includes daily program releases or corrections provided by Intrusion without additional charge.

Our contract provides for no other services, and our customers have no rebates or return rights, nor are any such rights anticipated to be offered as part of this service.

We satisfy our performance obligation when our INTRUSION Shield solution is available to detect and prevent unauthorized access to a client’s information networks. Revenue is recognized monthly over the term of the contract. The Company’s standard initial contract terms are automatically renewed unless notice is given 30 days before renewal. Upfront payment of fees is deferred and amortized into income over the period covered by the contract.

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

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements (Part II, Item 8 of this Annual Report on Form 10-K).

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

Item 9A. Controls and Procedures.

Evaluation of Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company, under the supervision and with the participation of our CEO and our CFO, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the CEO and CFO concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. These controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements in accordance with GAAP.

As of December 31, 2025, and under the supervision and with the participation of the CEO and CFO, management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management’s evaluation included an assessment of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company’s overall control environment. Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of Consolidated Financial Statements for external reporting purposes in accordance with U.S. GAAP. The Company reviewed the results of management’s assessment with the Audit Committee of the Board of Directors.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm on internal control over financial reporting. In accordance with SEC rules applicable to smaller reporting companies, management’s report was not subject to attestation by the Company’s registered public accounting firm.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section and is not incorporated by reference into any filing of the Company, whether made before or after the date of this report, regardless of any general incorporation language in such filing.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including our CEO and our CFO, does not expect that the Company’s disclosure controls or internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a)	None.
(b)	During the quarter ended December 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our Board of Directors (our “Board”) currently consists of five directors serving for a term of office expiring at the next Annual Meeting of Stockholders (“Annual Meeting”) or until their respective successors have been elected and qualified, or until their earlier resignation, removal, or death. Our executive officers and the members of our Board are identified below, along with their respective ages as of March 24, 2026, and other information.

Name	Age	Position(s)	Date of Initial Appointment/Election
Anthony Scott	73	President, CEO, and Director	2022
Kimberly Pinson	61	CFO	2022
T. Joe Head	69	Chief Technical Officer	2003
Anthony J. LeVecchio* (2)	79	Chairman and Director	2020
Katrinka B. McCallum*(1)(3)	58	Director	2021
Gregory K. Wilson*(1)(3)	54	Director	2021
Dion Hinchcliffe*(1)(2)	56	Director	2024

*	Independent director as defined by Nasdaq Rule 5605(a)(2).
(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Governance Committee

Biographies

Below is a brief account of the business experience of each of our executive officers and directors.

Anthony Scott was appointed as our President and CEO on November 11, 2021, and as a director in January 2022. Mr. Scott’s prior engagements demonstrate many years of executive leadership and cybersecurity experience, including for the federal government, as well as for multi-billion corporations, and private consulting helping organizations implement effective world-class solutions for cybersecurity, IT governance, and crisis management. Mr. Scott worked as the Global Chief Information Officer for The Walt Disney Company from 2005 through 2008 and as the Chief Information Officer for Microsoft from February 2008 through May 2013 and Chief Information Officer for VMWare from September 2013 through February 2015. In February 2015, Mr. Scott was appointed by President Obama as the Federal Chief Information Officer for the U.S. Government in February 2015. In that role, he had oversight, budget and management responsibilities for the more than $85 billion budget that the Federal Government annually spends on IT. He and his team managed the government-wide response plan after the Office of Program Management cybersecurity incident, which prompted the Cybersecurity Sprint and Implementation Plan (CSIP) that dramatically improved the information systems security posture of the Federal Government. He also created the first “State of IT” report at the end of the Obama administration, collaborating with members of Congress to create several legislative proposals to improve IT funding within the Federal Government. Prior to his appointment, Mr. Scott had been serving as the founder and CEO of the Tony Scott Group, LLC., a Washington DC and Silicon Valley-based consulting and venture capital firm focused on early-stage cybersecurity and privacy technologies. Mr. Scott is a renowned expert on providing public and private sector executive insights concerning matters such as digital transformation, cloud adoption, machine learning, AI, cybersecurity, governance, open data, and workforce diversity, and he has appeared frequently before Congress as well as at numerous industry forums. He has also held positions as Chief Technology Officer at General Motors, as well as senior executive positions at Bristol Meyers Squibb, Price Waterhouse, Sun Microsystems, and Marriott. Mr. Scott holds a Bachelor of Science Degree from the University of San Francisco in Information Systems Management and a Juris Doctorate (law) degree from Santa Clara University. Mr. Scott’s many years in executive leadership roles, including serving for governmental agencies, combined with his IT and cybersecurity experience make him uniquely qualified to serve on our board and as our president and CEO.

Kimberly Pinson was appointed by the Board as our CFO in June 2022. Ms. Pinson brings more than 25 years of experience leading finance and related functions for global software, technology, medical device, healthcare, and real estate companies. Prior to joining us, Ms. Pinson served as Chief Financial Officer for NetFortis since 2020 as well as for EndoStim, Inc. from 2016 through 2020. Prior to joining EndoStim, Inc., Ms. Pinson served as Chief Financial Officer for United Orthopedic Group, as well as in senior finance leadership roles at Quadrem, Xtria, Novo Networks, and Centex. Ms. Pinson began her career at Grant Thornton in audit, has a BBA from the University of Texas at Dallas, and was a licensed certified public accountant.

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

Anthony J. LeVecchio was appointed by the Board to serve both as a Director and Board Chair in August 2020 and was appointed to serve as our “Executive Chairman of the Board” in August 2021. Mr. LeVecchio also serves on our Compensation Committee. Mr. LeVecchio founded The James Group, Inc. in 1988 and is its current President. The James Group is a general business consulting firm that has advised CEOs across a wide range of industries in both public and private companies. Prior to forming The James Group, Mr. LeVecchio was the Senior Vice President and Chief Financial Officer for VHA Southwest, Inc., a regional healthcare system. Before that, Mr. LeVecchio held financial management positions with Philips Information Systems, Exxon Office Systems and Xerox Corporation. Mr. LeVecchio has served on the board of over 20 private companies ranging from pre-revenue startups to companies with over $100 million in annual revenues. In this capacity, he has guided companies through all phases of corporate growth including startup operations; achieving profitability; asset, debt, and equity financing; merger and acquisitions and implementation of corporate governance best practices. His previous board experience includes serving as Chairman of the Board of Legacy Texas Bank (Nasdaq) and as Co-chairman of the Board for UniPixel, Inc. (Nasdaq). Mr. LeVecchio has also served on boards for Microtune, Inc., DG FastChannel, Inc., Maxum Health, Inc., Medical Alliance, and ASDS. As a public company director, he has experience with IPOs; secondary offerings; Sarbanes Oxley preparedness and qualification for 404 accelerated filers; Nasdaq de-listing and relisting; SEC stock option backdating investigations and class action lawsuit resolution; and Dodd Frank implementation. In addition to his business activities, Mr. LeVecchio is a lecturing professor in the School of Management at University of Texas, Dallas, and is a member of the advisory board for The Institute for Excellence in Corporate Governance at UTD. In 2014, he was named as an Outstanding Public Company Director by the Dallas Business Journal. He has participated as a speaker and panelist on several occasions for Bank Director and Corporate Board Member. Mr. LeVecchio received a Bachelor of Economics from Rollins College, Winter Park, Florida, and an M.B.A. in Finance from the same institution where he remains an active alumnus and a former member of their Board of Trustees. Mr. LeVecchio was selected to serve as our Board Chair and on our Compensation Committee because of his standing as a financial expert and corporate governance expert.

Katrinka B. McCallum, NACD.DC was appointed to our Board in February 2021 and serves as Chair of our Audit Committee and as a member of our Nominating and Corporate Governance Committee. Most recently, until 2020, Ms. McCallum was Vice President of Customer and Product Experience at Red Hat, a leading provider of enterprise open-source solutions, which was acquired by IBM in 2019. She joined Red Hat in 2007 as VP of Investor Relations and has served in a variety of Vice President positions within the Products & Technologies organization during her tenure there. During her career, which spans more than two decades in enterprise software, Ms. McCallum led business units, sales, and marketing organizations as well as engineering and operations teams. She developed a reputation for driving strategy into actions that intelligently aligned the operational backbone and accelerated the business. Following her tenure at Red Hat, Ms. McCallum has been serving on numerous boards, including her current service on the board of ACI Worldwide, Inc. (Nasdaq: ACIW), and formerly on the board of Rimini Street, Inc. (Nasdaq: RMNI) from February 2021 to August 2024. In addition, she has served on corporate boards including Micromuse, Inc. (Nasdaq) and Round Pond, a subsidiary board of Red Hat, Inc. Ms. McCallum retired as a member of the North Carolina Board of Science, Technology & Innovation, where she co-chaired the Data Economy committee. In addition, she was a member of the executive committee for the North Carolina Technology Association board. Ms. McCallum has an M.B.A. from The Fuqua School of Business at Duke University, a B.A. in Economics from Wellesley College, and a Certificate in Accounting from Northeastern University. And though now inactive, Ms. McCallum earned her CPA license while working as an auditor for Deloitte and she is an active member of the National Association of Corporate Directors. Ms. McCallum’s broad array of business experience and expertise as a strategic high growth technology leader, financial expert, as well as her general business acumen across a broad range of public, private and non-profit organizations make her particularly qualified for service on our Board, our Nominating and Governance Committee, and as Chair of our Audit Committee. Ms. McCallum is NACD Directorship Certified®.

Gregory K. Wilson was elected to our Board in May 2021 and serves as Chair of our Nominating and Corporate Governance Committee and as a member of our Audit Committee. Since 2019, Mr. Wilson has been the Chief Information Security Officer at Docupace, a company that provides a suite of digital solutions to assist broker-dealers, registered investment advisers and other financial professionals. Docupace streamlines and automates client onboarding, document management, advisor transitions, and other critical workflows while maintaining SEC and FINRA compliance. Prior to that, Mr. Wilson was Chief Information Security Officer at Pioneer Natural Resources from 2018 through the end of 2020, where he was responsible for the development and execution of its information security, risk, compliance, and privacy program, which included risk management, incident response, vendor management, and security governance. From 2014 until his move to Pioneer, Mr. Wilson was Head of Information Security at 1st Global. Mr. Wilson is an experienced leader with more than 23 years of experience in IT Risk Management, Information Security, IT Audit, Litigation Support, Privacy, Business Continuity and Disaster Recovery Planning, Training and Awareness and Compliance Management. Mr. Wilson has expert knowledge in risk assessment and security compliance with the regulatory requirements of Sarbanes-Oxley (SOX), Payment Card Industry (PCI), Health Insurance Portability and Accountability Act (HIPAA), Gramm Leach-Bliley Act (GLBA), US Patriot Act and General Data Protection Regulation (GDPR). Mr. Wilson serves as an Advisor to Menlo Ventures, YL and Vation Ventures and on several corporate Advisory Boards and Dallas Innovation Advisory Council as well as several professional and community boards. Mr. Wilson received his master’s degree in economics from the University of Oklahoma and his bachelor’s degree in public administration from the University of Nebraska at Omaha. Mr. Wilson has completed the NACD’s Director Professionalism certification and has been designated a Qualified Technology Expert by the Digital Director Network. Mr. Wilson holds the CISSP, CISM, CGEIT, CDPSE, PSM and PMP certifications as well as his Series 7, 24 and 66. Mr. Wilson’s extensive experience serving on private corporate, governmental, and nonprofit boards as well as his leadership and experience in Information Security strategy, risk governance, enterprise risk management, digital transformation, regulatory compliance, incident response, mergers and acquisitions, and operations makes him particularly qualified for service on our Board.

Dion Hinchcliffe was elected to our Board in July 2024. He is an internationally recognized thought leader, IT expert, enterprise architect, bestselling book author, frequent keynote speaker, analyst, and transformation consultant. Since 2014, he has been the Vice President of CIO Practice at The Futurum Group and is currently an executive fellow at the SDA Bocconi School of Management. Prior to that, from 2017 through 2024, he was a VP and Principal Analyst at Constellation Research. Mr. Hinchcliffe works with the leadership teams of Fortune 500 and Global 2000 firms to drive successful changes with emerging digital methods including enterprise AI, employee experience, online community, cloud computing, data centers, digital business models, Internet ecosystems, workforce collaboration, and the future of work. A veteran of enterprise IT and several Internet startups, Mr. Hinchcliffe, has been working for two decades with leading-edge methods to bridge the widening gap between business and technology. He has extensive practical experience with enterprise strategy and operational issues, and he consults, advises, and writes prolifically on the convergence of business and technology. Mr. Hinchcliffe is particularly well known for his thought leadership in digital workplace, enterprise IT, AI in the workplace, agile methods, CIO issues, and digital transformation. He is a widely followed commentator and industry analyst for ZDNet. Mr. Hinchcliffe also works in the trenches with clients in the Fortune 1000, government, and Internet startup community. He is also a frequent keynote speaker and is co-author of two books on intersection of technology and business including Web 2.0 Architectures from O’Reilly as well as the bestselling Social Business by Design (John Wiley & Son.)

Director Independence

Our Board has determined that we have four “independent” members of our Board, as defined in Nasdaq Marketplace Rule 5605(a)(2): Anthony J. LeVecchio, Katrinka B. McCallum, Gregory K. Wilson, and Dion Hinchcliffe.

Family Relationships

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any of the following events during the past ten years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•	being subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities, or banking activities; or

•	being found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

CORPORATE GOVERNANCE

Our business affairs are managed under the direction of the Board. The Board meets on a regularly scheduled basis during the fiscal year to review significant developments affecting the Company and to act on matters requiring Board approval. It also holds special meetings as required from time to time when important matters arise requiring Board action between scheduled meetings. The Board or its authorized committees held three regular meetings and five special meetings during the 2025 fiscal year. During fiscal year 2025, each director participated in at least 75% or more of the aggregate of (1) the total number of meetings of the Board of Directors (held during the period for which they were a director) and (2) the total number of meetings of all committees of the Board on which they served (during the period that they served).

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

The Board also works with our Disclosure Committee, which consists of senior management, including our CEO and CFO, along with one of our independent directors, Ms. McCallum. The Disclosure Committee reviews and comments on all press releases, disclosures, and reporting, including as it relates to our earnings and/or financial position prior to the Audit Committee’s review and approval of the same.

The Board has also addressed risk through the adoption of corporate policies. The Board has adopted the Code designed to ensure that our directors, officers, and employees are aware of their legal and ethical responsibilities and conduct our business in a consistently legal and ethical manner.

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

The Code

All of our directors, officers, and employees are required to abide by the Code to ensure that our business is conducted in a consistently legal and ethical manner and to avoid instances of insider trading. The Code covers areas of professional conduct that include conflicts of interest, fair dealing and strict adherence to all laws and regulations applicable to the conduct of our business. The full text of the Code is published on our website under the investor relations tab at www.intrusion.com. We intend to disclose future amendments to, or waivers from, certain provisions of the Codes of Ethics on our website within four business days following the date of such amendment or waiver. Upon the written request of any stockholder, we will furnish, without charge, a copy of the Code. This request should be directed to our Secretary at 101 East Park Blvd., Suite 1200, Plano, Texas 75074.

BOARD COMMITTEES

The Board has established three committees which consist of the Audit Committee, Compensation Committee, and Nominating and Governance Committee to devote attention to specific subjects and to assist it in the discharge of its responsibilities. Our Board has adopted and annually reviews the written charters for each of the aforementioned committees, copies of which are publicly available on our website at www.intrusion.com under the “investor relations” section. The functions of the Audit Committee, the Compensation Committee, and the Nominating and Governance Committee are described below.

Audit Committee.

The Audit Committee assists the Board in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control, and legal compliance functions by approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal accounting controls. The Audit Committee also oversees the audit efforts of our independent accountants and takes those actions as it deems necessary to satisfy it that the accountants are independent of management.

Our Audit Committee is composed of Ms. McCallum (Chair), Mr. Wilson, and Mr. Hinchcliffe, each of whom is independent. Our Board determined that Ms. McCallum is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication under the rules and regulations of Nasdaq. The Audit Committee held four regular meetings during fiscal year 2025.

Compensation Committee.

The Compensation Committee is empowered to advise management and make recommendations to the Board with respect to the compensation and other employment benefits of executive officers, key employees, and directors of the Company. The Compensation Committee also administers the Company’s equity incentive plan for officers, key employees and directors, and the Company’s incentive bonus programs for executive officers and employees. The Compensation Committee is authorized, among other powers, to determine from time to time the individuals to whom awards shall be granted, the number of shares to be covered by each award and the time or times at which awards shall be granted pursuant to the equity incentive plan.

Our Compensation Committee is composed of Mr. LeVecchio (Chair) and Mr. Hinchcliffe, each of whom is an independent director. The Compensation Committee held two meetings during fiscal year 2025.

Nominating and Governance Committee.

The Nominating and Governance Committee is responsible for making recommendations to our Board regarding candidates for directorships and the size and composition of our Board.

Our Nominating and Governance Committee is composed of Mr. Wilson (Chair), Ms. McCallum, and Mr. Dion Hinchcliffe, each of whom was an independent director. The Nominating and Governance Committee met once during 2025.

NOMINATION OF DIRECTORS

In nominating and evaluating candidates to determine if they are qualified to become Board members, the Nominating and Governance Committee considers a number of attributes, including:

•	personal and professional character, integrity, ethics, and values, without regard to race, religion, gender, or national origin;
•	general business experience and leadership profile, including experience in corporate management, such as serving as an officer or former officer of a publicly held company, or experience as a board member of another publicly held company;
•	strategic planning abilities and experience;
•	aptitude in accounting and finance;
•	expertise in domestic and international markets;
•	experience in the network security or telecommunications industry;
•	understanding relevant technologies;
•	academic expertise in an area of our operations;
•	communications and interpersonal skills; and
•	practical and mature business judgment.

The Nominating and Governance Committee also evaluates Board members’ and nominees’ service on the boards of other public companies.

These directors also evaluate candidates identified by their personal contacts and other Board members.

The Nominating and Governance Committee will also consider nominees proposed by stockholders. Although we have no formal policy regarding stockholder nominees, stockholder nominees are viewed in substantially the same manner as other nominees. The consideration of any candidate for director will be based on the assessment of the individual’s background, skills, and abilities, and if such characteristics qualify the individual to fulfill the needs of the Board at that time. To recommend a prospective nominee for consideration, stockholders should timely submit the candidate’s name and qualifications to our Corporate Secretary in writing at 101 East Park Blvd., Suite 1200, Plano, TX 75074. Our amended and restated bylaws set forth certain procedures by which stockholders may recommend nominees to the Board, as well. The Nominating and Governance Committee annually reviews the requisite skills and characteristics of Board members, as well as the composition of the Board as a whole. This assessment includes a consideration of independence, diversity, skills, experience, and industry backgrounds in the context of our needs and those of the Board. Directors are expected to exemplify the highest standards of personal and professional integrity and to constructively challenge management through their active participation and questioning.

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

Policy Regarding Board Attendance at Stockholders Meetings

Although we have no formal policy requiring attendance, we encourage all directors to attend all meetings of stockholders. All of the serving members of the Board attended the 2025 Annual Meeting of Stockholders.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Ownership Reporting. Section 16(a) of the Exchange Act requires that each of our directors and officers, and any other person who owns more than 10% of a registered class of our equity securities, file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation promulgated pursuant to the Exchange Act to furnish us with copies of all Section 16(a) report forms they file with the SEC.

Delinquent Section 16(a) Reports. To our knowledge, and based solely on our review of the copies of such report forms received by us with respect to fiscal year 2025, we believe that all filing requirements applicable to our directors, officers and persons who own more than 10% of a registered class of our equity securities have been timely complied with in accordance with Section 16(a) of the Exchange Act.

INSIDER TRADING POLICY

We adopted an Insider Trading Policy (the “Policy”) and related procedures governing the purchase, sale, and other dispositions of our securities by our officers, directors, and employees. The Policy is designed to promote compliance with insider trading laws, rules and regulations and Nasdaq Stock Market listing standards.

Item 11. Executive Compensation.

The following table sets forth certain summary information regarding total compensation earned by our named executive officers for the fiscal years indicated, each of whom has served during the last two fiscal years and in all capacities in which they served the Company and our subsidiary.

2025 SUMMARY COMPENSATION TABLE (1)

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (2)	All Other Compensation (3)	Total
Anthony Scott	2025	$425,000	$–	$–	$–	$–	$425,000
President and CEO	2024	$425,000	$–	$–	$–	$–	$425,000

Kimberly Pinson	2025	$276,439	$–	$81,499	$–	$1,934	$359,872
CFO	2024	$270,000	$–	$–	$–	$–	$270,000

T. Joe Head,	2025	$276,439	$–	$81,499	$–	$1,674	$359,612
Chief Technical Officer	2024	$270,000	$–	$–	$–	$1,662	$271,662

(1)	No non-equity incentive plan compensation was paid, and no pension or non-qualified deferred compensation earnings were awarded to our named executive officers for the last two years. These columns have been omitted from the table.
(2)	Represents the aggregate grant date fair value computed in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The FASB ASC Topic 718 full grant date fair value will be expensed and reported as the option vests for the named executive officer. A complete discussion of the assumptions used to calculate such values can be found in the notes to the financial statements included in this 2025 Annual Report on Form 10-K.
(3)	This amount includes the annual employer matching contributions under our tax qualified Section 401(k) Savings Plan.

Elements of Compensation

Base Salary

The salaries of the executive officers, including the CEO, are determined annually by the Compensation Committee with reference to the following without specific weighting:

•	salaries paid to executives with similar responsibilities at companies of comparable size and sales volume, primarily in the high technology industry;
•	each officer’s performance; and
•	our overall financial results.

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

Bonuses Awarded

In fiscal years 2025 and 2024, we did not achieve our targeted sales and/or earnings goals and did not reach our threshold level of sales and/or earnings for bonuses. Per the employee incentive plan, we did not award full-time, non-commissioned employees a bonus. This included our current executive officers.

Stock Option and Equity Incentive Programs

The goal of our short- and long-term equity-based incentive awards is to align the interests of executive officers with our stockholders. The Compensation Committee determines the value allocated to equity-based incentives according to each executive’s position, individual performance, contributions to achievement of corporate objectives and related factors, and grants equity awards to create a meaningful opportunity for stock ownership. The Board approves short- and long-term incentives in the form of cash, stock option grants, restricted stock issuances, and performance stock unit awards when performance meets or exceeds expectations.

We have three stock-based compensation plans—the 2023 Employee Stock Purchase Plan (the “ESPP”), the 2021 Omnibus Plan (the “2021 Plan”) and the 2015 Stock Incentive Plan (the “2015 Plan”). We grant stock from the 2021 Plan.

ESPP. The ESPP provides for the issuance of up to 1.0 million shares of common stock to participating eligible employees and allows eligible employees to purchase shares of common stock at a 15% discount from the fair market value of the stock as determined on specific dates at six-month intervals. The offering periods under the ESPP commence on the first day of January and July of each year.

2021 Plan. The 2021 Plan is administered by the Compensation Committee of the Board and permits the grant of cash and equity-based awards, which may be awarded in the form of stock options, stock appreciation rights, restricted stock awards, performance awards, other stock-based awards, and other cash-based awards. The aggregate number of shares of common stock that may be issued or used for reference purposes or with respect to which awards may be granted under the 2021 Plan shall not exceed 2.5 million shares and is subject to any increase or decrease, which shares may be either authorized and unissued common stock or common stock held in or acquired for the treasury of the Company or both.

2015 Plan. Grants can no longer be made from the 2015 Plan. The 2015 Plan will remain active until all outstanding options have been exercised, forfeited, expired, or cancelled.

Equity Awards Granted

We grant equity awards to our executive officers and key employees in order to retain their services and increase their performance potential to help attain our long-term goals. However, there has been no set formula for the granting of awards to individual executives or employees.

In 2025, we issued 591,719 shares of restricted stock and 15,000 stock option awards to our employees, contractors, officers, or members of our Board. In 2024, we issued 253,620 shares of restricted stock to employees and members of our Board. In 2024, we issued no stock awards to our named executives.

While stock options have historically been awarded at the first of each quarter the board can make awards at any time however, the Board has a policy of making no awards during any period in which the Company is in possession of material non-public information. In instances where the Company is in possession of material, non-public information awards are abated until such time as the information is made public and a reasonable period of time has expired after the disclosure. During the relevant reporting period, no awards of options were granted to a named executive officer within a period starting four business days before and ending one business day after the filing of the issuer’s Form 10-Q or Form 10-K, or the filing or furnishing of a current report on Form 8-K that discloses material nonpublic information.

Timing of Awards

Equity awards for executive officers and other key employees are typically granted annually in conjunction with the review of the individual’s performance. This review typically takes place in the first quarter of the fiscal year. Grants to newly hired employees are typically effective on the first day of a quarter following the employee’s first day of employment, after approval by the Committee. The exercise price of all stock options is set at the then current day’s closing price of our common stock.

Stock Ownership Guidelines

We do not have any standard stock ownership guidelines. However, all executives are encouraged to retain stock options and other shares that they directly own.

Perquisites

We limit the perquisites that are made available to executive officers. We do not have a pension program for executives or employees.

The perquisites provided in fiscal year 2025 are as follows. All employees who participated in our 401(k) plan may receive up to 1% of their annual salary in matching funds. All of the named executive officers who participated in the 401(k) plan received matching funds. The health and life insurance plans are the same for all employees. In general, all employees and dependents base health premiums are paid 80% by us and 20% by the employees. All employees are also provided with life insurance for up to $50,000. This policy is the same for all employees, including executive officers.

Employment Agreements

Neither we nor our subsidiary have any employment agreements with any of our named executive officers other than the described Executive Employment Agreement with Mr. Scott.

Scott Employment Agreement

We entered into an Executive Employment Agreement with Mr. Scott on November 11, 2021, which provides for the following: a $425,000 annual cash salary; a one-time restricted stock award equivalent to $75,000 of common stock based on the closing price as of November 11, 2021; the ability to earn up to two times his annual salary (in cash or a combination of cash and stock option awards) under the terms of our existing executive incentive based bonus plan; the ability to participate in our long-term incentive plan; as well as other reasonable and customary benefits provided by the Company. In addition, the Employment Agreement requires that the Board nominate Mr. Scott for election as a director at the Annual Meeting.

Long-term Incentive Plan

No long-term incentives were awarded in 2025 or 2024.

Outstanding Equity Awards at the End of Fiscal Year 2025

2025 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table sets forth information with respect to the options outstanding by our named executive officers held at fiscal year-end 2025.

	Option Awards				Stock Awards
	Number of	Number of	Option	Option	Number of	Market
	Securities	Securities	Exercise	Exercise	Shares	Value
	Underlying	Underlying	Price	Date	or Units	Shares or
	Unexercised	Unexercised			Not Vested	Units Vested
	Options	Options
	(#)	(#)(1)	($)	(2)	(#)	($)
Name	Exercisable	Unexercisable
Anthony Scott	6,586		24.20	3/21/2033	–	$–

Kimberly Pinson	1,250	–	69.00	11/10/2032	37,385	$42,993
	3,342	–	24.20	3/21/2033	–	$–

T. Joe Head	1,250	–	24.20	3/21/2033	37,385	$42,993

(1)	Options become exercisable in three equal annual installments beginning on the first anniversary date of grant.
(2)	The expiration date of each option occurs ten years after the date of grant of each option.

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

We compensate non-employee members of the Board through a mixture of cash and equity-based compensation. Each non-employee director currently receives an annual cash retainer fee of $37,500. In addition, our Chairman receives an annual fee of $40,000 for his service; the Audit Committee Chair receives an additional annual fee of $18,000 and the Nominating and Governance Committee Chair receives an additional $7,500 for their service. Each non-employee director is also reimbursed for all reasonable expenses incurred in attending such meetings. Directors who are also full-time employees receive no additional compensation for serving as directors. During 2025, Mr. Scott, our President and CEO, served on our Board with no additional compensation.

We provide each non-employee director with restricted stock awards of common stock at the Annual Meeting in an amount equal to $70,000 determined by the closing price of our common stock on the day of such award. These awards vest on the one-year anniversary of the award.

2025 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards ($)		Option Awards ($)	Total

Anthony J. LeVecchio	$80,625	$70,000	(1)	$–	$150,625

Katrinka B. McCallum	$55,500	$70,000	(1)	$–	$125,500

Dion Hinchcliffe	$37,500	$70,000	(1)	$–	$107,500

Gregory K. Wilson	$45,000	$70,000	(1)	$–	$115,000

(1)	The dollar amount reported herein reflects the aggregate grant date fair value of restricted stock units granted based on the closing price of the Company’s common stock on the date of the grant. These awards represent 40,462 shares of restricted common stock units awarded to the director on August 19, 2025 based on a per share price of $1.73. The awards were made pursuant to the 2021 Plan and fully vest on the first anniversary of the award date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of common stock as of March 24, 2026, unless otherwise indicated, by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each director and director nominee, (iii) our current executive officers and (iv) all current directors, nominees, and executive officers as a group. The persons and entities named in the table have sole voting and investment power with respect to all such shares owned by them, unless otherwise indicated.

Name of Beneficial Owner or Group (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Directors and Named Executive Officers:
Anthony Scott (3)	1,850,209	8.57%
Kimberly Pinson (4)	77,995	*%
Anthony J. LeVecchio (5)	89,413	*%
Katrinka B. McCallum (6)	64,533	*%
Gregory K. Wilson	59,852	*%
Dion Hinchcliff	50,724	*%
T. Joe Head (8)	73,806	*%
All directors, director nominees, and executive officers as a group (7 persons) (9)	2,266,532	10.48%

Other 5% or Greater Stockholders:
Raymond T. Hyer (10)	2,424,041	11.31%

* Represents beneficial ownership of less than 1% of the outstanding shares of common stock.

(1)	Unless otherwise indicated the address for the persons shown in the foregoing table is 101 East Park Blvd, Suite 1200, Plano, Texas 75074.
(2)	Beneficial ownership is calculated in accordance with the rules of the SEC in accordance with Rule 13d-3(d)(1) of the Exchange Act. The percentage of beneficial ownership is based on shares 20,369,066 of common stock issued and outstanding as of March 24, 2026. Under such rules, beneficial ownership generally includes any shares of common stock that the holder has the right to acquire within 60 days of March 24, 2026, through the exercise of stock options, warrants or other rights. Unless otherwise indicated in the footnotes to this table, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.
(3)	Includes 6,586 shares that Mr. Scott may acquire upon exercise of options and 1,204,830 shares that Mr. Scott may acquire upon the exercise of warrants that are currently exercisable or will become exercisable on or before May 23, 2026. The warrants that Mr. Scott may exercise include a beneficial ownership limitation that limits the number of warrants that can be exercised. The warrants exercised cannot result in Mr. Scott’s beneficial ownership exceeding 19.99% of the number of outstanding shares of our common stock.
(4)	Includes 4,592 shares that Ms. Pinson may acquire upon exercise of options and 23,334 shares that Ms. Pinson may acquire upon the exercise of warrants that are currently exercisable or will become exercisable on or before May 23, 2026.
(5)	Includes 1,610 shares that Mr. LeVecchio may acquire upon exercise of options and 8,334 shares that Mr. LeVecchio may acquire upon the exercise of warrants that are currently exercisable or will become exercisable on or before May 23, 2026.
(6)	Includes 795 shares that Ms. McCallum may acquire upon exercise of options 5,834 shares that Ms. McCallum may acquire upon the exercise of warrants that are currently exercisable or will become exercisable on or before May 23, 2026.
(7)	Includes 645 shares that Mr. Wilson may acquire upon exercise of options and 2,813 shares that Mr. Wilson may acquire upon the exercise of warrants that are currently exercisable or will become exercisable on or before May 23, 2026.
(8)	Includes 1,250 shares that Mr. Head may acquire upon the exercise of options that are currently exercisable or will become exercisable on or before May 23, 2026. Also includes 5,000 shares held by the Biblical Studies Foundation in which Mr. Head is President.
(9)	Includes an aggregate of 15,478 shares that may be acquired upon the exercise of options and 1,245,145 shares that may be acquired upon exercise of warrants of officers and directors that are currently exercisable or will become exercisable on or before May 23, 2026.
(10)	Includes 1,061,307 shares that Mr. Hyer may acquire upon the exercise of warrants that are currently exercisable or will become exercisable on or before May 23, 2026. The warrants that Mr. Hyer may exercise include a beneficial ownership limitation that limits the number of warrants that can be exercised. The warrants exercised cannot result in Mr. Hyer’s beneficial ownership exceeding 19.99% of the number of outstanding shares of our common stock. Mr. Hyer’s address is 3919 E. 7th Avenue, Tampa, Florida 33605.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth the aggregate information on our equity compensation plans in effect as of December 31, 2025 (in thousands except weighted average exercise prices).

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights		(b) Weighted average exercise price of outstanding options, warrants, and rights (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2015 Plan	16		$86.30	–
2021 Plan	611	(2)	$29.6	1,663
ESPP	–		$–	978
Equity compensation plans not approved by security holders	–		$–	–
Total	627		$46.28	2,641

(1)

The weighted average exercise price is calculated based solely on outstanding stock options. It does not take into account the shares of our common stock underlying restricted stock units, which have no exercise price.

(2)	Includes 573 restricted stock units and options to purchase 38 shares of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

In January 2024, we entered into an invoice financing arrangement pursuant to a note purchase agreement with Mr. Scott, our President and CEO and a member of our Board, according to which, among other things, Mr. Scott purchased a promissory note (the “Note”) in the aggregate principal amount of $1.1 million in exchange for $1.0 million. Under the Note, we are obligated to make principal payments to Mr. Scott in the amount $40 thousand per week each week prior to its maturity in June 2024. Interest accrues on the balance of the Note prior to its maturity at a rate of 7.0% per annum, compounded daily. In connection with the issuance of the Note, we also entered into a security agreement, which provides Mr. Scott, according to its terms, a security interest in all accounts receivable or other receivables now existing or subsequently created prior to the payment of the Note, subject to prior permitted liens.

During 2024 and up until March 24, 2026, there have been no other transactions, or currently proposed transactions, between us and any of our executive officers, directors, director nominees, or 5% beneficial holders, or member of the immediate family of the foregoing persons, in which one of the foregoing individuals or entities had an interest of more than $120,000 or 1% of the average of our total assets as of the end of the last two completed fiscal years. It is our policy that any such transaction between us and these individuals would require the review and approval of our Board prior to being entered into.

Director Independence

See “Directors, Executive Officers and Corporate Governance - Director Independence” above.

Item 14. Principal Accountant Fees and Services.

Independent Registered Public Accounting Firm

Our independent registered public accounting firm is Whitley Penn LLP, Dallas, Texas, PCAOB ID: 726.

Audit Fees

The following table presents the aggregate fees billed by Whitley Penn LLP for the fiscal years ended December 31, 2025 and 2024.

Fee Category	Fiscal Year Ended December 31, 2025	Fiscal Year Ended December 31, 2024
Audit fees (1)	$328,990	$302,044
Tax fees (2)	13,900	12,000
All other fees (3)	–	18,070
Total fees	$342,890	$332,114

(1)

Audit fees consist of fees for professional services rendered in connection with the audit of our annual financial statements for inclusion in our Annual Report on Form 10-K, the review of our quarterly financial statements for inclusion in our Quarterly Report on Form 10-Q, and additional billings included in the year in which services are performed and services that are normally provided by independent registered public accounting firms in connection with statutory or regulatory filings or engagements.

(2)	Tax fees consist of fees billed for preparation of federal and state corporate income tax returns.
(3)	All other fees that are not categorized above.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Consolidated Financial Statements.

The following Consolidated Financial Statements of Intrusion Inc. and subsidiary, are submitted as a separate section of this report (See F-pages):

(a)(2) Financial Statement Schedules

All schedules have been omitted because they are not required, are immaterial to the consolidated financial statements as a whole, or because the required information is given in the financial statements or notes thereto included in this Annual Report.

(b)     Exhibits.

Exhibit Number		Description of Exhibit
3.1	(3)	Restated Certificate of Incorporation of the Registrant
3.2	(25)	Certificate of Amendment to Certificate of Incorporation of Registrant
3.3	(17)	Amended and Restated Bylaws of the Company
3.4	(28)	Certificate of Amendment to Certificate of Designations of Preferences and Rights of Series A Preferred Stock of Intrusion Inc. a Delaware Corporation, filed by the registrant with the State of Delaware, Secretary of State, Division of Corporations on May 9, 2024.
3.5	(33)	Amended and Restated Certificate of Incorporation of the Company, dated as of March 15, 2024.
3.6	(34)	Designations of Preferences and Rights of Series A Preferred Stock of the Registrant, filed by the Registrant with the State of Delaware, Secretary of State, Division of Corporations on March 15, 2024.
4.1	(5)	Specimen Common Stock Certificate
4.2	(15)	Description of the Registrant’s Capital Stock
4.3	(12)	Form of Convertible Promissory Note #1 Issued Under the Securities Purchase Agreement dated March 10, 2022, by and between the Registrant and Streeterville Capital, LLC
4.4	(12)	Form of Convertible Promissory Note #2 Issued Under the Securities Purchase Agreement dated March 10, 2022, by and between the Registrant and Streeterville Capital, LLC
4.5	(21)	Promissory Note dated January 2, 2024, by and between Registrant and Anthony Scott.
10.1	(12)	Securities Purchase Agreement dated March 10, 2022, by and between the Registrant and Streeterville Capital, LLC
10.2	(13)	Amendment dated January 11, 2023, to the Securities Purchase Agreement dated March 10, 2022, between the Registrant and Streeterville Capital, LLC
10.3+	(2)	Amended and Restated 401(k) Savings Plan of the Registrant
10.4+	(4)	Intrusion Inc. 401(k) Savings Plan Summary of Material Modifications
10.5+	(6)	2015 Stock Incentive Plan of the Registrant
10.6+	(7)	Form of Notice of Grant of Stock Option
10.7+	(7)	Form of Stock Option Agreement
10.8+	(7)	Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Initial Grant)
10.9+	(7)	Form of Notice of Grant of Non-Employee Director Automatic Stock Option (Annual Grant)
10.10+	(8)	Form of Automatic Stock Option Agreement
10.11+	(8)	Intrusion Inc. 2021 Omnibus Incentive Plan
10.12+	(9)	Form of Incentive Stock Option Award Agreement to the Intrusion Inc. 2021 Omnibus Incentive Plan
10.13+	(16)	Form of Restricted Stock Award Agreement to the Intrusion Inc. 2021 Omnibus Incentive Plan
10.14+	(16)	Form of Non-Qualified Stock Option Agreement to the Intrusion Inc. 2021 Omnibus Incentive Plan
10.15	(10)	Sales Agreement, dated August 5, 2021, between the Registrant and B. Riley Securities, Inc.
10.16+	(11)	Executive Employment Agreement between Intrusion Inc. and Anthony Scott, dated November 11, 2021
10.17	(18)	Forbearance and Standstill Agreement dated August 2, 2023, by and between Registrant and Streeterville Capital, LLC
10.18	(18)	Amendment to Forbearance Agreement dated August 7, 2023, by and between Registrant and Streeterville Capital, LLC
10.19	(19)	Exchange Agreement dated October 11, 2023, by and between Registrant and Streeterville Capital, LLC
10.20	(19)	Exchange Agreement dated October 17, 2023, by and between Registrant and Streeterville Capital, LLC
10.21	(20)	Exchange Agreement dated December 19, 2023, by and between Registrant and Streeterville Capital, LLC
10.22	(21)	Form of Invoice Financing Agreement dated January 2, 2024, by and between Registrant and Anthony Scott
10.23	(21)	Security Agreement dated January 2, 2024, by and between Registrant and Anthony Scott.

10.24	(22)	Notice of Pendency and Proposed Settlement of Action dated December 21, 2023.
10.25	(23)	Exchange Agreement dated March 7, 2024, by and between Registrant and Streeterville Capital, LLC
10.26	(24)	Exchange Agreement dated March 15, 2024, by and between Registrant and Streeterville Capital, LLC
10.27	(24)	Form of Partitioned Promissory Note, Note #1 dated March 15, 2024, by and between Registrant and Streeterville Capital, LLC
10.28	(26)	Lease between dated September 29, 2023, by and between Registrant and JBA Portfolio, LLC
10.29	(27)	Form of New Warrant.
10.30	(29)	Exchange Agreement dated May 10, 2024, by and between the Registrant and Streeterville Capital, LLC.
10.31	(30)	Standby Equity Purchase Agreement, dated July 3, 2024.
10.32	(31)	Standby Equity Purchase Agreement, dated June 3, 2024, by and between Registrant and Streeterville Capital, LLC.
10.33	(32)	Registration Rights Agreement, dated June 3, 2024, by and between Registrant and Streeterville Capital, LLC.
10.34	(35)	Exchange Agreement by and between the Registrant and Streeterville Capital, LLC, dated as of December 6, 2024.
10.35	(36)	Form of Warrant.
10.36	(37)	At the Market Offering Agreement, dated as of June 12, 2025, by and between the Registrant and H.C. Wainwright & Co., LLC.
14.1	(15)	Code Of Conduct
19.1	(38)	Insider Trading Policy
21	(16)	List of Subsidiary of Registrant
23.1	(1)	Consent of Whitley Penn LLP, Independent Registered Public Accounting Firm
31.1	(1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act
31.2	(1)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act
32.1	(1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	(1)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	(26)	Compensation Recovery Policy
101.INS	(1)	XBRL Instance Document
101.SCH	(1)	XBRL Taxonomy Extension Schema Document
101.CAL	(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	(1)	XBRL Taxonomy Extension Presentation Linkbase Document
104+	(1)	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Indicates management contract or compensatory plan.

(1)	Filed or furnished herewith.
(2)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, which Exhibit is incorporated herein by reference.
(3)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated June 15, 2010, which Exhibit is incorporated herein by reference.
(4)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, which Exhibit is incorporated herein by reference.
(5)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (as amended), which Exhibit is incorporated herein by reference.
(6)	Filed as an Exhibit to the Registrant’s Definitive Proxy Statement on Schedule 14A in connection with the solicitation of proxies for its Annual Meeting of Stockholders held May 14, 2015, which Exhibit is incorporated herein by reference.
(7)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (as amended), which Exhibit is incorporated herein by reference.
(8)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on May 24, 2021, which Exhibit is incorporated by reference herein.

(9)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2021, which Exhibit is incorporated by reference herein.
(10)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-3 filed on August 5, 2021, which Exhibit is incorporated by reference herein.
(11)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on November 17, 2021, which Exhibit is incorporated by reference herein.
(12)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on March 10, 2022, which Exhibit is incorporated by reference herein.
(13)	Filed as an Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 17, 2023, which Exhibit is incorporated by reference herein.
(14)	Filed as an Exhibit 10.1 to Registrant’s Current Report on Form 8-K on March 1, 2023, which Exhibit is incorporated by reference herein.
(15)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2021, which Exhibit is incorporated herein by reference.
(16)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2022, which Exhibit is incorporated herein by reference.
(17)	Filed as an Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 21. 2023, which Exhibit is incorporated herein by reference.
(18)	Filed as Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed on August 7, 2023, which Exhibits are incorporated herein by reference.
(19)	Filed as Exhibits 99.1 and 99.2 of the Registrant’s Current Report on Form 8-K filed on October 17, 2023, which Exhibits are incorporated herein by reference.
(20)	Filed as an Exhibits 10.1 to Registrant’s Current Report on Form 8-K filed on December 22, 2023, which Exhibit is incorporated herein by reference.
(21)	Filed as Exhibits 4.1, 10.1 and 10.2 to Registrant’s Current Report on Form 8-K filed on January 3, 2024, which Exhibit is incorporated herein by reference.
(22)	Filed as Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on January 9, 2024, which Exhibit is incorporated herein by reference.
(23)	Filed as Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed March 13, 2024, which Exhibit is incorporated herein by reference.
(24)	Filed as Exhibits 10.1 and 10.2 of the Registrant’s Current Report on Form 8-K filed on March 18, 2024, which Exhibits are incorporated herein by reference.
(25)	Filed as Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on March 27, 2024, which Exhibit is incorporated herein by reference.
(26)	Filed as Exhibits 10.35 and 97 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which Exhibits are incorporated herein by reference.
(27)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 12, 2024, which Exhibit is incorporated herein by reference.
(28)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 15, 2024, which Exhibit is incorporated herein by reference.
(29)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2024, which Exhibit is incorporated herein by reference.
(30)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 10, 2024, which Exhibit is incorporated herein by reference.
(31)	Filed as Exhibit 10.37 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280914) filed on July 19, 2024, which Exhibit is incorporated herein by reference.
(32)	Filed as Exhibit 10.38 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280914) filed on July 19, 2024, which Exhibit is incorporated herein by reference.
(33)	Filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280914) filed on July 19, 2024, which Exhibit is incorporated herein by reference.
(34)	Filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-280914) filed on July 19, 2024, which Exhibit is incorporated herein by reference.
(35)	Filed as Exhibit 10.35 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-3 (File No. 333-281565) filed on December 17, 2024, which Exhibit is incorporated herein by reference.
(36)	Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2025, which Exhibit is incorporated herein by reference.
(37)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 12, 2025, which exhibit is incorporated herein by reference.
(38)	Filed as Exhibit 19.1 to the Registrant’s Annual Report on Form 10K filed on February 27, 2025, which exhibit is incorporated herein by reference.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 25, 2026	INTRUSION INC.
(Registrant)

	By:	/s/ Anthony Scott
Anthony Scott
President & Chief Executive Officer

	By:	/s/ Kimberly Pinson
Kimberly Pinson
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Anthony Scott and Kimberly Pinson, and each of them individually, his or her true and lawful attorney-in-fact, with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to the Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony Scott	Chief Executive Officer, Director	March 25, 2026
Anthony Scott	(Principal Executive Officer)

/s/ Kimberly Pinson	Chief Financial Officer	March 25, 2026
Kimberly Pinson	Principal Financial and Accounting Officer

/s/ Anthony J. LeVecchio	Executive Chairman, Director	March 25, 2026
Anthony J. LeVecchio

/s/ Dion Hinchcliffe	Director	March 25, 2026
Dion Hinchcliffe

/s/ Katrinka B. McCallum	Director	March 25, 2026
Katrinka B. McCallum

/s/ Gregory K. Wilson	Director	March 25, 2026
Gregory K. Wilson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Intrusion Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Intrusion Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has negative cash flows from operations, and has a reliance on equity and debt financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Dallas, Texas

March 25, 2026

INTRUSION INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$3,624	$4,851
Accounts receivable, net of allowance of $0.1 million	131	169
Prepaid expenses and other assets	476	514
Total current assets	4,231	5,534
Noncurrent Assets:
Property and equipment:
Equipment	2,917	2,690
Capitalized software development	5,663	3,948
Leasehold improvements	18	18
Property and equipment, gross	8,598	6,656
Accumulated depreciation and amortization	(4,313)	(2,809)
Property and equipment, net	4,285	3,847
Finance leases, right-of-use (“ROU”) assets, net	222	491
Operating leases, ROU assets, net	1,392	1,356
Other assets	257	281
Total noncurrent assets	6,156	5,975
TOTAL ASSETS	$10,387	$11,509

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$492	$1,508
Accrued expenses	357	291
Finance lease liabilities, current portion	167	405
Operating lease liabilities, current portion	266	209
Notes payable	–	529
Deferred revenue	503	730
Total current liabilities	1,785	3,672

Noncurrent Liabilities:
Finance lease liabilities, noncurrent portion	6	172
Operating lease liabilities, noncurrent portion	1,319	1,414
Total noncurrent liabilities	1,325	1,586

Commitments and Contingencies – (See Note 7)

Stockholders’ Equity:
Preferred stock, $0.01 par value: Authorized shares – 5,000; Issued shares – 0 in 2025 and 4 in 2024	–	3,827
Common stock, $0.01 par value: Authorized shares – 80,000; Issued shares – 20,117 in 2025 and 15,591 in 2024; Outstanding shares – 20,116 in 2025 and 15,590 in 2024	201	156
Common stock held in treasury, at cost – 1 share(s)	(362)	(362)
Additional paid-in capital	134,547	122,552
Stock subscription receivable	–	(1,872)
Accumulated deficit	(127,066)	(118,007)
Accumulated other comprehensive loss	(43)	(43)
Total stockholders’ equity	7,277	6,251
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,387	$11,509

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRUSION INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024
Revenue	$7,095	$5,771
Cost of Revenue	1,715	1,341

Gross Profit	5,380	4,430

Operating Expenses:
Sales and marketing	5,266	4,736
Research and development	5,172	4,435
General and administrative	4,106	3,705

Operating Loss	(9,164)	(8,446)

Interest expense	(81)	(328)
Interest accretion and amortization of debt issuance costs, net	–	990
Other income (expense), net	186	(6)

Loss Before Income Taxes	(9,059)	(7,790)
Income Tax	–	–

Net Loss	$(9,059)	$(7,790)

Net Loss Per Share:
Basic	$(0.46)	$(1.63)
Diluted	$(0.46)	$(1.63)

Weighted Average Common Shares Outstanding:
Basic	19,800	5,275
Diluted	19,800	5,275

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRUSION INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands)

							Accumulated
	Series A Preferred Stock		Common Stock		Treasury Stock		Other Comprehensive	Additional Paid-In	Stock Subscription	Accumulated
	Dollars	Shares	Dollars	Shares	Dollars	Shares	Loss	Capital	Receivable	Deficit	Total
Balance, December 31, 2023	$–	–	$18	1,848	$(362)	1	$(43)	$101,049	–	$(110,217)	$(9,555)
Stock-based compensation expense	–	–	–	–	–	–	–	343	–	–	343
Public stock offering, net of fees	–	–	70	7,009	–	–	–	9,731	–	–	9,801
Issuance of common stock to reduce notes payable	–	–	–	52	–	–	–	200	–	–	200
Issuance of preferred stock to reduce notes payable	9,275	9	–	–	–	–	–	–	–	–	9,275
Issuance of common stock and warrants associated with warrant inducement	–	–	6	555	–	–	–	841	–	–	847
Issuance of common stock and warrants, net of fees	–	–	13	1,349	–	–	–	2,606	–	–	2,619
Exchange of Series A preferred stock for common stock	(6,734)	(6)	27	2,637	–	–	–	6,707	–	–	–
Issuance of common stock in exchange for minority interest in company	–	–	1	59	–	–	–	99	–	–	100
Issuance of common stock to settle vendor payable	–	–	6	574	–	–	–	354	–	–	360
Issuance of common stock associated with entry into Stand by Equity Purchase Agreement (“SEPA”)	–	–	3	310	–	–	–	(1)	–	–	2
Issuance of common stock for advance on SEPA, net of fees	–	–	12	1,196	–	–	–	2,027	(1,872)	–	167
Redemption of preferred stock	(119)	–	–	–	–	–	–	–	–		(119)
Issuance of preferred stock for payment of preferred return	781	1	–	–	–	–	–	(782)	–	–	(1)
Amortization of preferred stock exchange premium	624	–	–	–	–	–	–	(624)	–	–	–
Issuance of common stock through employee stock purchase plan	–	–	–	2	–	–	–	2	–	–	2
Net loss	–	–	–	–	–	–	–	–	–	(7,790)	(7,790)
Balance, December 31, 2024	$3,827	4	$156	15,591	$(362)	1	$(43)	$122,552	$(1,872)	$(118,007)	$6,251

(continued)

							Accumulated
	Series A Preferred Stock		Common Stock		Treasury Stock		Other Comprehensive	Additional Paid-In	Stock Subscription	Accumulated
	Dollars	Shares	Dollars	Shares	Dollars	Shares	Loss	Capital	Receivable	Deficit	Total
Balance, December 31, 2024	$3,827	4	$156	15,591	$(362)	1	$(43)	$122,552	$(1,872)	$(118,007)	$6,251
Stock-based compensation expense	–	–	–	–	–	–	–	1,081	–	–	1,081
At-the-market (“ATM”) offering fees	–	–	–	–	–	–	–	(124)	–	–	(124)
Issuance of common stock to reduce notes payable	–	–	6	553	–	–	–	531	–	–	537
Registered direct offering, net of fees	–	–	24	2,459	–	–	–	7,002	–	–	7,026
Exchange of Series A preferred stock for common stock	(3,946)	(4)	13	1,293	–	–	–	3,933	–	–	–
Issuance of preferred stock for payment of preferred return	2	–	–	–	–	–	–	(2)	–	–	–
SEPA proceeds, net of fees	–	–	–	–	–	–	–	(143)	1,872	–	1,729
Redemption of preferred stock	(187)	–	–	–	–	–	–	–	–	–	(187)
Vesting of restricted stock	–	–	2	202	–	–	–	(2)	–	–	–
Amortization of preferred stock exchange premium	304	–	–	–	–	–	–	(304)	–	–	–
Issuance of common stock through employee stock purchase plan	–	–	–	19	–	–	–	23	–	–	23
Net loss	–	–	–	–	–	–	–	–	–	(9,059)	(9,059)
Balance, December 31, 2025	$–	–	$201	20,117	$(362)	1	$(43)	$134,547	$–	$(127,066)	$7,277

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRUSION INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024
Operating Activities:
Net Loss	$(9,059)	$(7,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,762	1,648
Gain on disposal of fixed assets	–	8
Provision for credit losses	77	89
Stock-based compensation	1,081	343
Non-cash lease costs	293	472
Note 1 and 2 interest accretion up to the redemption common stock settlement amount and debt issuance costs	–	(990)
Other non-cash interest	8	171
Changes in operating assets and liabilities:
Accounts receivable	(39)	106
Prepaid expenses and other assets	55	89
Accounts payable and accrued expenses	(343)	(461)
Operating lease liabilities	(367)	(269)
Deferred revenue	(227)	291
Net cash used in operating activities	(6,759)	(6,293)

Investing Activities:
Purchases of property and equipment	(777)	(533)
Capitalized software development	(1,772)	(1,195)
Deposit on financed equipment	–	(81)
Net cash used in investing activities	(2,549)	(1,809)

Financing Activities:
Proceeds from notes payable	–	1,838
Principal payments of notes payable	–	(1,938)
Reduction of finance lease liabilities	(386)	(504)
Proceeds from public stock offering, net of fees	(124)	9,800
Proceeds from sale of common stock and warrants, net of fees	–	2,619
Proceeds from warrant inducements	–	847
Proceeds from sale of stock under the SEPA, net of fees	1,542	150
Proceeds from registered direct offering, net of fees	7,026	–
Proceeds related to the issuance of common stock under stock purchase plan	23	2
Net cash provided by financing activities	8,081	12,814

Net (decrease) increase in cash and cash equivalents	(1,227)	4,712
Cash and cash equivalents at beginning of year	4,851	139
Cash and cash equivalents at end of year	$3,624	$4,851

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Cash paid for interest	$6	$21

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capitalized software and capitalized assets included in accounts payable	$607	$(300)
Common stock issued to reduce notes payable	$537	$200
Assets modified / acquired under a ROU operating lease	$204	$47
Assets modified / acquired under a ROU finance lease	$18	$694
Preferred stock issued to reduce notes payable	$–	$9,275
Preferred return on preferred stock	$2	$781
Redemption of preferred stock to reduce note payable	$–	$100
Common stock used for minority investment in company	$–	$100
Common stock issued to settle accounts payable	$–	$360
Accounts payable on capitalized assets settled with vendor	$–	$116
Exchanges of preferred stock for common stock	$3,946	$6,734
Amortization of preferred stock exchange premium	$304	$624

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRUSION INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Intrusion, Inc. (together with its consolidated subsidiary, the “Company,” Intrusion,” “Intrusion Inc.,” “we,” “us,” “our,” or similar terms) was organized in Texas in September 1983 and reincorporated in Delaware in October 1995. The Company’s principal executive offices are located at 101 East Park Boulevard, Suite 1200, Plano, Texas 75074, and the Company’s telephone number is (888) 637-7770. The Company’s website URL is www.intrusion.com.

The Company develops, sells, and supports products that protect any-sized company or government organization by fusing advanced threat intelligence with real-time mitigation to kill cyberattacks as they occur – including Zero-Days. The Company markets and distributes the Company’s solutions through value-added resellers, managed service providers, and a direct sales force. The Company’s end-user customers include U.S. federal government entities, state and local government entities, and companies ranging in size from mid-market to large enterprises.

TraceCop (“TraceCop™”) and Savant (“Savant™”) are registered trademarks of Intrusion Inc. The Company has applied for trademark protection for the Company’s INTRUSION Shield cybersecurity solution.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s Consolidated Financial Statements include its accounts and those of its wholly owned subsidiary and are prepared in accordance with accounting principles generally accepted in the US. (“GAAP”)

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. For the years ended December 31, 2025 and 2024, the Company generated revenues of approximately $7.1 million and $5.8 million, respectively, and reported net loss of approximately $9.1 million and $7.8 million, respectively, and cash flow used in operating activities of approximately $6.8 million and $6.3 million, respectively. The Company continues to incur losses from operations, negative cash flows from operations, as well as having a continued dependence on equity and debt financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of these financial statements. The Company plans to finance operations by raising additional funds through public or private financings, including the utilization of the ATM program. The Company can provide no assurances that additional funds will be raised or that the terms of those financings, if available at all, will be on favorable terms or will not result in dilution to stockholders. If the Company is not able to obtain additional debt or equity financing, the Company may be unable to implement the Company’s business plan, fund its liquidity needs, or even continue operations. The financial statements do not include any adjustments relating to recoverability and classifications of assets and liabilities that may be necessary if the Company is unable to continue as a going concern.

Reverse Stock Split

The Company effected a reverse stock split of 1-for-20 on March 22, 2024. Unless otherwise stated, all share and per share amounts for all periods presented have been adjusted to reflect the reverse stock split.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used for, but not limited to, the accounting for credit losses, revenue recognition, warranty costs, depreciation, stock-based compensation, and income taxes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances that may at times exceed federally insured limits. The Company’s cash balances are maintained at two high-quality financial institutions, and the Company believes the credit risk related to these cash balances is minimal. As of December 31, 2025 and 2024, the Company had approximately $3.6 million and $4.9 million, respectively, of cash and cash equivalents.

Accounts Receivable and Allowance for Credit Losses

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for credit losses for estimated losses resulting from the inability of its customers to make the required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment trends. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and an increase to allowance for credit losses. Balances that remain outstanding after the Company has made reasonable collection efforts are written off through a charge to the allowance for credit losses.

The Company’s accounts receivable represents unconditional contract billings for sales per contracts with customers and are classified as current. As of December 31, 2025 and 2024, the Company had accounts receivable balances, net of allowance for credit losses, of $0.1 million and $0.2 million, respectively. As of December 31, 2025 and 2024, the Company had an allowance for credit losses of $0.1 million.

Risk Concentration

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, investments, and accounts receivable. Cash and cash equivalent deposits are at risk to the extent that they exceed Federal Deposit Insurance Corporation insured amounts. To minimize risk, the Company places its investments in U.S. government obligations, corporate securities, and money market funds. Substantially all the Company’s cash, cash equivalents and investments are maintained with two major U.S. financial institutions. The Company does not believe that it is subject to any unusual financial risk with the Company’s banking arrangements. The Company has not experienced any significant losses on its cash and cash equivalents.

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

The Company’s operations are concentrated in one area - security software/entity identification. Sales to the U.S. Government through direct and indirect channels totaled 94.6% of total revenues attributable to four government customers and 83.8% of total revenues attributable to seven government customers for the years ended December 31, 2025 and 2024, respectively. Three individual government customers during the years ended December 31, 2025 and 2024, individually accounted for over 10% of total revenues. These three customers represent 94.4% and 81% of total revenue for 2025 and 2024, respectively.

The Company’s similar product and service offerings are not viewed as individual segments, as the Company’s management analyzes the business as a whole and expenses are not allocated to each product offering. The Company’s CEO is the Chief Operating Decision Maker (“CODM”). The CODM utilizes both Operating Loss and Net Loss from the Consolidated Statement of Operations to assess performance of the single segment. There are no other significant segment expenses or other segment items that would require disclosure.

Prepaid Expenses and Other Assets

The Company’s prepaid expenses and other assets balance are primarily related to prepaid insurance, prepaid software, and other services, which represents the unamortized balance of insurance premiums, or other prepaid services and products. These payments are amortized on a straight-line basis over the policy or service term.

Property and Equipment

Equipment, furniture, and fixtures are stated at cost less accumulated depreciation and depreciated on a straight-line basis over the estimated useful lives of the assets. Such lives vary from one to five years. Capitalized software development is stated at cost less accumulated amortization on a straight-line basis over its estimated useful life, which is generally three years. Leasehold improvements are stated at cost less accumulated amortization and are amortized on a straight-line basis over the shorter of estimated useful lives of the assets or the remaining terms of the leases. Such lives vary from one to five years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Repair and maintenance costs are expensed as incurred.

The Company capitalizes internally developed software using the Agile software development methodology which allows the Company to accurately track, and record costs associated with new software development and enhancements. Pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 350-40 Internal Use Software Accounting Capitalization, certain development costs related to the Company’s products during the application development stage are capitalized as part of property and equipment. Costs incurred in the preliminary stages of development are expensed as incurred. The preliminary stage includes activities such as conceptual formulation of alternatives, evaluation of alternatives, determination of existence of needed technology, and the final selection of alternatives. Once the application development stage is reached, internal and external costs are capitalized until the software is complete and ready for its intended use.

Depreciation and amortization are recorded as operating expenses in the Consolidated Statement of Operations. Depreciation and amortization related to the Company’s property and equipment balances totaled approximately $1.8 million and $1.6 million for the years ended December 31, 2025 and 2024, respectively.

Long-Lived Assets

The Company reviews long-lived assets, including property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows to be generated by the asset. If the carrying value exceeds the future undiscounted cash flows, the assets are written down to fair value. During the years ended December 31, 2025 and 2024, there was no impairment of long-lived assets.

Leases

The Company accounts for leases using guidance in ASC Topic 842. The Company evaluates new contracts at inception to determine if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration, which includes both (i) the right to obtain substantially all of the economic benefits from use of the identified asset and (ii) the right to direct its use. When a lease exists, the Company records a ROU asset that represents its right to use the asset over the lease term and a lease liability that represents its obligation to make payments over the lease term. Lease liabilities are recorded at the sum of future lease payments discounted by the collateralized rate the Company could obtain to lease a similar asset over a similar period, and ROU assets are recorded equal to the corresponding lease liability, plus any prepaid or direct costs. The Company does not record a ROU asset for leases with initial terms of twelve months or less.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, or other sources and are recorded when it is probable that a liability has been incurred, and the amount of the assessment can be reasonably estimated. From time to time, the Company is involved in various lawsuits, claims and administrative proceedings arising in the normal course of business. For additional information, see Note 7 – Commitments and Contingencies.

Foreign Currency

All assets and liabilities in the balance sheets of the Company’s foreign subsidiary whose functional currency is other than the U.S. dollar is translated at year-end exchange rates. All revenues and expenses in the statement of operations of the Company’s foreign subsidiary are translated at average exchange rates for the year. Translation gains and losses are not included in determining net income but are shown in accumulated other comprehensive loss in the stockholders’ equity section of the Consolidated Balance Sheets. Foreign currency transaction gains and losses are included in determining net loss and were not significant.

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

Revenue Recognition

The Company recognizes product revenue upon shipment or after meeting certain performance obligations. These products can include hardware, software subscriptions, and consulting services. The Company also offers software on a subscription basis subject to Software as a Service (“SaaS”). Warranty costs have not been material.

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

Consulting services, including reporting, are typically performed on a monthly basis, and the related revenue is recognized as the services are rendered to the customer. Product sales may include maintenance and customer support elements, with consideration allocated to each performance obligation based on the estimated selling prices of the delivered goods and services based on a selling price hierarchy using the relative selling price method. All product offering and services offering market values are readily determined based on current and prior stand-alone sales. The Company defers and recognizes maintenance, updates, and support revenue over the term of the contract period, which is generally one year.

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

The Company utilizes the five-step process mentioned above, per ASC Topic 606 to recognize sales and will follow that directive, also, to define revenue items as individual and distinct. INTRUSION Shield services provided to customers for a fixed monthly subscription fee include:

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

The Company satisfies performance obligations when the INTRUSION Shield solution is available to detect and prevent unauthorized access to a client’s information networks. Revenue is recognized monthly over the term of the contract. The Company’s standard initial contract terms are automatically renewed unless notice is given 30 days before renewal. Upfront payment of fees is deferred and amortized into income over the period covered by the contract.

The Company’s accounts receivable represents unconditional contract billings for sales per contracts with customers and are classified as current assets. As of December 31, 2025, 2024, and 2023, the Company had accounts receivable balance, net of allowance for credit losses, of $0.1 million, $0.2 million, and $0.4 million, respectively. As of December 31, 2025 and 2024, the Company had an allowance for credit losses of $0.1 million.

Contract assets are recognized when the Company has transferred services to a customer earning the right to consideration.

Contract liabilities consist of cash payments in advance of the Company satisfying performance obligations and recognizing revenue. The Company classifies contract liabilities as deferred revenue.

The following table presents changes in the Company’s contract assets and contract liabilities during the years ended December 31, 2025 and 2024 (in thousands):

Contract Assets
	December 31, 2025	December 31, 2024
Balance at beginning of year	$8	$304
Additions	1,916	505
Reclassification to receivables	(1,921)	(801)
Balance at end of year	$3	$8

Contract Liabilities

	December 31, 2025	December 31, 2024
Balance at beginning of year	$730	$439
Additions	160	3,914
Revenue recognized	(387)	(3,623)
Balance at end of year	$503	$730

Accounting for Stock-based Compensation Awards

The Company accounts for stock-based compensation awards using the guidance in ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). The Company’s stock-based compensation awards are granted to directors, officers, and employees. ASC 718 requires all such stock-based compensation, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Stock-based compensation expense recognized in the statements of operations for the years ended 2025 and 2024 is based on awards ultimately expected to vest.

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

Advertising Expenses

The cost of advertising is expensed as incurred or deferred until first use of advertising and expensed ratably over the applicable periods. Advertising expenses were $0.1 million in calendar 2025 while advertising costs in calendar 2024 were nominal.

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

The Company files income tax returns in the U.S. federal jurisdiction. On December 31, 2025, tax returns related to tax years ended December 31, 2022, through December 31, 2024, remain open to possible examination by most tax authorities while tax returns in a few states remain open related to tax years ended December 31, 2021, through December 31, 2024. No tax returns are currently under examination by any tax authorities.

Net Loss Per Share

The Company reports two separate net loss per share numbers, basic and diluted. Basic net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders for the year by the weighted average number of common shares outstanding for the year. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders for the year by the weighted average number of common shares and dilutive common stock equivalents outstanding for the year. The common stock equivalents include all common stock issuable upon the exercise of outstanding warrants, options and vesting of restricted stock awards. The aggregate number of common stock equivalents excluded from the diluted loss per share calculated for the year ended December 31, 2025 and 2024 totaled 3.8 million and 2.4 million, respectively. Since the Company is in a net loss position for the year ended December 31, 2025 and 2024, basic and dilutive net loss per share is the same.

Recent Accounting Pronouncements

In December 2023, FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes: Improvements to Income Tax Disclosures. The new standard requires annual disclosure of the specific categories in the rate reconciliation, and additional information for reconciling items that meet a quantitative threshold. Additional information may be required on reconciling items. The new guidance is effective for fiscal years beginning after December 15, 2024, early adoption is permitted. The Company adopted this standard for the fiscal year ended December 31, 2025.

In November 2024, the FASB Issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new standard requires public business entities to disclose additional disaggregated information about certain income statement expense line items in the notes to the financial statements. The new guidance is effective for fiscal years beginning after December 15, 2026, early adoption is permitted. The Company is evaluating the impact of the new guidance on its Consolidated Financial Statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The new standard provides for a practical expedient to assume that current conditions as of the balance sheet date will persist through reasonable and supportable forecast period for eligible assets. The new guidance is effective for fiscal years beginning after December 15, 2025, early adoption is permitted. The Company is evaluating the impact of the new guidance on its Consolidated Financial Statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The new standard clarifies the applicability of interim reporting guidance, the types of interim reporting, and the form and content of interim financial statements in accordance with GAAP. The new guidance is effective for interim reporting periods beginning after December 15, 2027, early adoption is permitted. The Company is evaluating the impact of the new guidance on its Consolidated Financial Statements and related disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. The new standard addresses 33 technical issues, focusing on clarifying ASC 260 regarded diluted EPS during losses and refining disclosures for lease receivables. The new guidance is effective for fiscal years beginning after December 15, 2026, early adoption is permitted. The Company is evaluating the impact of the new guidance on its Consolidated Financial Statements and related disclosures.

3. Prepaid Expenses and Other Assets

Prepaid expenses and other assets included the following (dollars in thousands):

	December 31,
	2025	2024

Prepaid insurance	$49	$166
Prepaid licenses	171	40
Prepaid other	252	285
Contract asset	3	8
Other	1	15
Total prepaid expenses and other assets	$476	$514

4. Accrued Expenses

Accrued expenses consisted of the following (dollars in thousands):

	December 31,
	2025	2024

Accrued payroll	$256	$209
Employee benefits payable	32	29
Other	69	53
Total accrued expenses	$357	$291

5. ROU Assets and Leasing Liabilities

The Company has operating and finance leases and records ROA assets and related lease liabilities as required under ASC Topic 842. The lease liabilities are determined by the net present value of the total lease payments and amortized over the life of the lease. The Company leases are for the following types of assets:

•	Computer hardware and copy machines – The Company’s finance lease ROU assets consist of computer hardware and copy machines. These leases have two and three year lives and are in various stages of completion.

•	Office space – The Company’s operating lease ROU assets include rental agreements for offices in Plano, TX, and a data service center in Allen, TX. The Plano offices operating lease expires in April 2035. The data service center lease expires October 2026.

Lease balances are recorded on the Consolidated Balance Sheets as follows (dollars in thousands):

	December 31,
	2025	2024
Assets:
Finance leases, ROU assets, net	$222	$491
Operating leases, ROU assets, net	1,392	1,356
Total lease assets	$1,614	$1,847
Liabilities:
Current:
Finance leases liabilities, current portion	$167	$405
Operating leases liabilities, current portion	266	209
Noncurrent:
Finance leases liabilities, noncurrent portion	6	172
Operating leases liabilities, noncurrent portion	1,319	1,414
Total lease liabilities	$1,758	$2,200

Weighted average remaining lease term – Finance leases	1.08 years	0.94 years
Weighted average remaining lease term – Operating leases	8.42 years	9.42 years
Weighted average discount rate – Finance leases	29.80%	29.80%
Weighted average discount rate – Operating leases	8.00%	8.06%

In accordance with ASC 842, the Company has elected practical expedients to combine lease and non-lease components, which consist principally of common area maintenance charges, for all classes of underlying assets and to exclude leases with an initial term of 12 months or less.

If the implicit rate is not readily determinable for the Company’s lease agreement, the Company uses an estimated incremental borrowing rate available at the lease commencement to determine the initial present value of lease payments.

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

Schedule of Items Appearing in the Statement of Operations (in thousands):

	Year Ended
	December 31, 2025	December 31, 2024
Operating expense:
Amortization expense – Finance ROU	$251	$666
Lease expense – Operating ROU	293	472
Other expense:
Interest expense – Finance ROU	68	9
Total Lease Expense	$612	$1,147

Other supplemental information related to the Company’s leases is as follows (in thousands):

	Year Ended
	December 31, 2025	December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$(367)	$(269)
Financing cash flows for finance leases	(386)	(504)

Future minimum lease obligations consisted of the following as of December 31, 2025 (in thousands):

	Operating	Finance
Year ending December 31,	ROU Leases	ROU Leases	Total
2026	$387	$200	$587
2027	146	4	150
2028	223	3	226
2029	228	–	228
2030	234	–	234
Thereafter	1,074	–	1,074
	$2,292	$207	$2,499
Less Interest*	(707)	(34)
	$1,585	$173

*	Interest is imputed for operating ROU leases and classified as lease expense and is included in operating expenses in the accompanying Consolidated Statements of Operations.

6. Notes Payable

Security Purchase Agreement

In March 2022, the Company entered into a SPA with Streeterville pursuant to which the Company issued two separate promissory notes of $5.4 million each with an initial rate of 7%. Under this agreement, the Company received $4.6 million in net funds from Note 1 in March 2022, and $4.7 million in net funds from Note 2 in June 2022. Each note carried an 18-month maturity and had redemption provisions after six months in amounts up to $0.5 million per calendar month at the noteholder’s discretion.

In January 2023, the Company amended the promissory notes issued pursuant to the unsecured loan agreement with Streeterville whereby the noteholder agreed to waive their redemption rights through March 2023, in exchange for a fee equal to 3.75% of the outstanding principal balance which increased the outstanding indebtedness due at maturity with Streeterville and increased the associated debt issuance costs recorded in the consolidated balance sheets by $0.4 million.

In August 2023, the Company entered into a Forbearance Agreement with Streeterville which was subsequently amended later that month. The Forbearance Agreement and amendment extended the maturity dates for each Note by 12 months to September and December 2024. In consideration of the extension of the maturity dates, the Company entered into a Security Agreement with Streeterville, in August 2023 (the “Security Agreement”), under which Streeterville was granted a first-position security interest in all assets of the Company.

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

The maturity date for Note 1 was September 2024; however, the preferences for Series A preferred stock precluded repayment of Note 1 so long as any shares of Series A preferred stock were outstanding. The Series A preferred stock was fully redeemed in January 2025. In March 2025, the Company entered into three separate agreements with Streeterville to exchange an aggregate $0.5 million in principal for 553 thousand shares of common stock, thereby retiring the remainder of Note 1 in full. The issuance of both common and preferred shares was made pursuant to the exemption from the registration requirements afforded by the Securities Act.

For the years ended December 31, 2025 and 2024, the Company recorded simple interest related to Note 1 and Note 2 of $8 thousand and $171 thousand, respectively, in the accompanying Consolidated Statement of Operations.

Streeterville Notes Payable

In September 2024, the Company entered into a note purchase agreement with Streeterville where Streeterville purchased a note payable in the principal amount of $0.6 million in exchange for $0.5 million in cash after redemption of $0.1 million of Series A preferred stock. The note was non-interest bearing and was repaid in November 2024.

Scott Notes Payable

In January 2024, the Company entered into a note purchase agreement with the Company’s CEO. Scott purchased a note payable in the principal amount of $1.1 million in exchange for $1.0 million in cash. The note called for weekly payments of $40 thousand until maturity in June 2024. Interest accrued on the balance of the note at 7% per annum compounding daily. During the period ended March 31, 2024, the Company made $0.2 million in principal payments on the first note payable.

In March 2024, Scott purchased a second note payable in the principal amount of $0.3 million in exchange for $0.3 million in cash. The note was non-interest bearing and matured in April 2024. In April 2024, the Company reduced the principal balance due under the note by $0.1 million which reflected the amount due from Scott for the exercise of common stock purchase warrants.

In April 2024, Scott entered into a private placement subscription agreement to convert the remaining aggregate outstanding balance of $1.1 million for both notes in exchange for common stock and common stock purchase warrants.

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

Legal Proceedings

Stockholder Derivative Claim

In June 2022, a verified stockholder derivative complaint was filed in U.S. District Court, District of Delaware by the Plaintiff Stockholder on behalf of Intrusion against certain of the Company’s Defendants. Plaintiff alleges that Defendants through various actions breached their fiduciary duties, wasted corporate assets, and unjustly enriched Defendants by (a) incurring costs and expenses in connection with the ongoing SEC investigation, (b) incurring costs and expenses to defend the Company with respect to the consolidated class action, (c) settling class-wide liability with respect to the consolidated class action, as well as ancillary claims regarding sales of the Company’s common stock by certain of the Defendants. In September 2023, the Company agreed to settle the claim. In October 2023, public notice of the settlement was given. The settlement agreement provides in part for (i) an amendment to the Company’s Bylaws, committee Charters, and other applicable corporate policies to implement certain measures set forth more fully therein, to remain in effect for no less than three years; (ii) attorneys’ fees and expenses to plaintiff’s counsel of $0.3 million; and (iii) the dismissal of all claims against the Defendants, including the Company, in connection with the action. In April 2024, the Court approved the settlement. The $0.3 million settlement payment was paid by the Company’s insurance provider under its insurance policy since the Company’s $0.5 million retention was previously exhausted.

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

8. Common Stock

ATM Offering

In June 2025, the Company terminated its prior At Market Sales Agreement with B. Riley (“prior ATM program”) and entered into a new At the Market Offering Agreement with Wainwright (“Wainwright ATM program”). Under the ATM offering agreement the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $50.0 million pursuant to its shelf registration statement on Form S-3/A (File No. 333-281565) which was filed in January 2025 and declared effective in February 2025. Under the ATM offering agreement, Wainwright may sell shares of the Company’s common stock by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended and the Company will pay Wainwright a commission of up to 3.0% of the gross sales price of any shares sold under the program.

The Company filed a replacement shelf registration on Form S-3 in January 2025, with an effective date of February 2025, pursuant to which the Company can sell up to $50.0 million of its common stock. As of February 2025, the Company’s public float calculated in accordance with General Instruction I.B.1 of Form S-3, was $112.9 million based on 19,342,776 shares of common stock outstanding of which 17,861,513 shares are held by non-affiliates, and a per share price of $6.32 based on the average of the bid and asked prices of the Company’s common stock on the Nasdaq on December 30, 2024.

For the year ended December 31, 2025, the Company did not sell any shares of common stock or receive any proceeds under the Wainwright ATM program. For the year ended December 31, 2024, the Company received approximately $9.8 million in net proceeds from the sale of common stock under its prior ATM program.

Registered Direct Offering

In January 2025, the Company sold to a single institutional investor 653 thousand shares of the Company’s common stock at a purchase price of $3.05 per share and 1,806 thousand prefunded warrants to purchase up to 1,806 thousand shares of common stock at a purchase price of $3.0499 for net proceeds of $7.0 million. The prefunded warrants were exercisable immediately at an exercise price of $0.0001 per share subject to the purchaser not being deemed a beneficial owner of greater than 4.99%. All of the pre-funded warrants were exercised in January 2025.

SEPA

In July 2024, the Company entered into a $10 million SEPA with Streeterville pursuant to which the Company has the right, during the 24-month term of the agreement and subject to certain limitations and conditions, to direct Streeterville to purchase shares of the Company’s common stock.

Shares of common stock issued pursuant to SEPA are to be purchased at a price equal to 95% of the lowest volume weighted average price of the Company’s common stock on the Nasdaq Stock Market during the three consecutive trading days during regular trading hours, as reported by Bloomberg L.P., beginning on the date the Company delivers advance notice. The Company is required to use 10% of the proceeds from each advance to redeem outstanding shares of its Series A Preferred Stock held by Streeterville.

Upon execution of the SEPA, the Company issued 93 thousand shares of common stock to Streeterville as payment of a commitment fee equal to 1% of the $10 million commitment and Streeterville purchased 217 thousand shares of common stock at a price of $0.01 per share (the “pre-delivery shares”). Following the termination of the SEPA, Streeterville delivered returned the same number of pre- delivery shares to the Company, and the Company paid $0.01 per pre delivery share.

During the year ended December 31, 2024, pursuant to the SEPA, Streeterville purchased 1.2 million shares of the Company’s common stock resulting in aggregate net proceeds of $1.8 million, of which $0.1 million was received in 2024. The remaining proceeds were recorded as a stock subscription receivable in the consolidated balance sheet as of December 31, 2024, and were collected in January 2025. No sales of common stock pursuant to the SEPA were made during the year ended December 31, 2025.

During the years ended December 31, 2025 and 2024, the Company delivered a total of six advances under the SEPA. In accordance with the terms of SEPA, the Company used 10% of the gross proceeds from such advances to redeem an aggregate of $187 and $119 thousand in cash consideration of its Series A Preferred Stock held by Streeterville during the year ended December 31, 2025 and 2024.

Private Offerings

In April 2024, the Company sold to certain purchasers 1,348,569 shares of the Company’s common stock together with accompanying common stock purchase warrants to purchase 2,697,138 shares of common stock, at a purchase price of $1.95 per share, for net proceeds of approximately $2.6 million. The Common Stock Purchase Warrants will be exercisable at any time following the date of issuance, expire five years following the date of issuance, and have an exercise price of $1.70 per share. None of the shares of Common Stock and shares underlying the Common Stock Purchase Warrants have been registered under the Securities Act and do not carry registration rights.

Series A Preferred Stock

In March 2024, the Company filed the Amended and Restated Certificate of Incorporation (the “A&R Certificate”) to (i) eliminate the Series 1, Series 2, and Series 3 preferred shares and filed a Certificate of Designations creating a new Series A preferred stock, $0.01 par value per share (the “Series A Stock”). Pursuant to the terms of the Series A Certificate, 20 thousand shares of Series A Stock are authorized, and each share of Series A Stock has a stated value of $1,100 and accrues a rate of return on the Stated Value of 10% per year, shall be compounded annually and is payable quarterly in cash or additional shares of Series A Stock.

In March 2024, the Company entered into an Exchange Agreement with Streeterville Capital pursuant to which $9.3 million in debt was exchanged for 9,275 shares of newly created Series A Preferred Stock.

During 2024, the Company exchanged an aggregate of 6 thousand shares of Series A Preferred Stock for 2.6 million shares of the Company’s common stock in nine separate transactions. During 2025, the Company exchanged an aggregate of 4 thousand shares of Series A Preferred Stock for 1.3 million shares of common stock in two transactions. All such transactions were made pursuant to the exemption from the registration under the Securities Act.

In September 2024, the Company redeemed 91 shares of Series A Preferred Stock in conjunction with entering into the Streeterville Note Payable described in Note 6. The Company also redeemed 170 and 17 shares of Series A Preferred Stock during 2025 and 2024, respectively, in conjunction with the sale of common stock under the SEPA described above.

For the years ended December 31, 2025 and 2024, the Company recognized $2 thousand and $782 thousand, respectively, in preferred returns through the issuance of 2 and 712 additional shares of Series A Preferred Stock, respectively.

Following the two exchanges in 2025, there were no remaining shares of Series A preferred stock outstanding.

9. Common Stock Warrants

In April 2024, the Company’s Board of Directors approved entry into a warrant inducement offering that provided, during the period beginning on April 2, 2024 and continuing through April 23, 2024, for the lowering of the exercise price of all outstanding warrants and, for each share of common stock exercised under the warrants, providing the participating warrant holder with a new warrant for that same number of shares of common stock. The reduced exercise price of the warrants was $3.04. The newly issued warrant exercise price is $2.91 with an exercise period of five years. In April 2024, certain holders of the warrants exercised 186 thousand shares of the Company’s common stock resulting in gross proceeds of $0.6 million and the issuance of 186 thousand new warrants. The exercised warrants and newly issued warrants are equity classified. The issuance of the new Warrants was undertaken pursuant to the exemption from registration provided in Rule 506(b) under Regulation D pursuant to the Securities Act.

In November 2024, the Company’s Board of Directors approved entry into an inducement offering that provides, during the period beginning on November 21, 2024 and continuing through December 27, 2024, for the lowering of the exercise price of all outstanding warrants and, for each share of common stock exercised under the Warrants, providing the participating Warrant holder with a New Warrant for that same number of shares of common stock. The reduced exercise price of the Warrants was $0.76, which includes $0.13 per share that is attributable to the purchase price of the New Warrant. The New Warrant exercise price is $0.63 with an exercise period of five years. In December 2024, certain holders of the warrants exercised 369 thousand warrants for the purchase of common stock resulting in gross proceeds of $0.3 million and the issuance of 380 thousand New Warrants. The exercised warrants and newly issued warrants are equity classified.

On December 31, 2025, the Company had 3,198,083 warrants outstanding with a weighted average exercise price of $3.26 per share and average remaining term of 3.4 years.

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

The Company had three stock-based compensation plans on December 31, 2025, the 2023 ESPP, the 2021 Plan, and the 2015 Plan. The Company grants stock from the 2021 Plan. This plan provides a means through which the Company may attract and retain key personnel and provide a means whereby directors, officers, employees, consultants and advisors of the Company can acquire and maintain an equity interest in the Company, or be paid incentive compensation, including incentive compensation measured by reference to the value of common stock, thereby strengthening their commitment to the welfare of the Company and aligning their interests with those of the Company’s stockholders. The typical vesting schedule of stock awards ranges from 1 to 4 years based on the individual grant agreements. The maximum term of stock option awards is ten years. These plans are described below.

ESPP

During 2023, the Company adopted the ESPP. The ESPP provides for the issuance of up to 1.0 million shares of common stock to participating eligible employees and allows eligible employees to purchase shares of common stock at a 15% discount from the fair market value of the stock as determined on specific dates at six-month intervals. The offering periods under the ESPP commence on first day of January and July of each year.

2021 Plan

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

2015 Plan

Grants can no longer be made from the 2015 Plan. The 2015 Plan will remain active until all outstanding options have been exercised, forfeited, expired, or cancelled.

Common shares reserved for future issuance, including options and restricted stock under all the stock option plans are as follows:

(In thousands)	Common Shares Reserved for Future Issuance

2021 Plan	1,663
2015 Plan	–
Total	1,663

Total stock-based compensation expense is included in operating expense on the statements of operations of $1.1 and $0.3 million for the years ended December 31, 2025 and 2024, respectively.

Restricted Stock Units

During the years ended December 31, 2025 and 2024, the Company granted 592 thousand and 254 thousand restricted stock units (“RSUs”), respectively. The Company recognized compensation expense related to RSUs of $1.0 million and $0.1 million, for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the total unrecognized compensation cost related to unvested RSUs not yet recognized in the statement of operations totaled $0.3 million. This amount is expected to be recognized over a weighted-average period of 1.06 years.

The following table summarizes the activities for the Company’s unvested RSUs in Intrusion Inc. stock for the year ended December 31, 2025 and 2024:

	2025		2024
	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value
Unvested at the beginning of the year	203	$1.38	–	$–
Granted	592	2.02	254	1.38
Vested	(203)	1.38	–	–
Forfeited/canceled	(19)	2.18	(51)	1.38
Unvested at the end of the year	573	$2.02	203	$1.38

Restricted Stock Awards

No restricted stock awards (RSAs”) were granted during the years ended December 31, 2025 or 2024. Compensation expense related to RSAs was $0.1 million for the year ended December 31, 2024, with no compensation expense for RSAs for the year ended December 31, 2025. As of December 31, 2025, all previously granted RSAs were fully vested with no remaining unrecognized compensation cost.

Stock Option Awards

During the year ended December 31, 2025, the Company granted 15 thousand stock option awards. No awards were granted in 2024. The Company recognized compensation expenses related to stock options of $38 thousand and $130 thousand, for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the total unrecognized compensation cost related to unvested options not yet recognized in the Consolidated Statements of Operations totaled $3 thousand. This amount is expected to be recognized over the weighted average period of 0.1 years.

A summary of the Company’s stock option activity and related information for the years ended December 31, 2025 and 2024 is as follows:

	2025		2024
	Number of Options (in thousands)	Weighted Average Exercise Price	Number of Options (in thousands)	Weighted Average Exercise Price
Outstanding at beginning of year	43	$61.26	50	$62.40
Granted	15	2.09	–	–
Exercised	–	–	–	–
Forfeited	–	–	(1)	73.04
Expired	(4)	40.56	(6)	66.55
Outstanding at end of year	54	$46.28	43	$61.26
Options exercisable at end of year	39	$63.36	41	$61.05

Information related to stock options outstanding on December 31, 2025, is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at 12/31/25 (in thousands)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable at 12/31/25 (in thousands)	Weighted Average Exercise Price
$2.09 - $5.02	15	9.54	$2.09	–	$5.02
$24.20 - $36.30	25	7.07	$24.40	25	$24.40
$63.80 - $95.70	10	6.04	$74.13	10	$74.23
$174.40 - $261.60	3	4.42	$236.35	3	$236.35
$470.40 - $705.60	1	5.17	$470.40	1	$470.40
$2.09 - $705.60 (all)	54	7.38	$46.28	39	$63.36

Summarized information about outstanding stock options as of December 31, 2025, that are expected to vest in the future, as well as stock options that are fully vested and currently exercisable, are as follows:

	Outstanding Stock Options (Expected to Vest)	Options that are Exercisable
As of December 31, 2025
Number of outstanding options (in thousands)	54	39
Weighted average remaining contractual life	7.38 years	6.55 years
Weighted average exercise price per share	$46.28	$63.36
Intrinsic value (in thousands)	$–	$–

The fair values of option awards were estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for the year ended December 31, 2025:

2025

Weighted average grant date fair value	$1.94
Weighted average assumptions used:
Expected dividend yield	0.00%
Risk-free interest rate	4.10%
Expected volatility	146.69%
Expected life (in years)	5.7

Expected volatility is based on historical volatility and in part on implied volatility. The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior. The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

11. Employee Benefit Plan

Employee 401(k) Plan

The Company has a plan known as the Intrusion Inc. 401(k) Savings Plan (the “Plan”) to provide retirement and incidental benefits for the Company’s employees. The Plan covers substantially all employees who meet minimum age and service requirements. As allowed under Section 401(k) of the Internal Revenue Code (‘IRC”), the Plan provides tax deferred salary deductions for eligible employees.

Employees may contribute up to 90% of their annual compensation to the Plan, limited to a maximum amount as set by the IRC. Participants who are over the age of 50 may contribute an additional amount of their salary per year, as defined annually by the IRC. The Company matches employee contributions at the rate of 0.25% per each 1% of contributions on the first 4% of compensation. Matching contributions to the Plan were approximately $0.1 million each for the years ended December 31, 2025 and 2024.

12. Related Party Transactions

In January 2024, the Company entered into a note purchase agreement with the Company’s CEO. These notes and related activities during the years ended December 31, 2025 and 2024, are discussed in detail in Note 6.

13. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2025 and 2024 are as follows (in thousands):

	December 31,
	2025	2024

Net operating loss carryforwards	$17,410	$16,493
Net operating loss carryforwards of foreign subsidiary	56	56
Depreciation expense	(533)	(341)
Stock-based compensation expense	760	608
Other	616	550
Net deferred tax assets	18,309	17,366
Valuation allowance for net deferred tax assets	(18,309)	(17,366)
Net deferred tax assets, net of valuation allowance	$–	$–

Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all the deferred tax assets will not be realized. Realization of the future benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the near to medium term. Management has considered these factors in determining the valuation allowance for 2025 and 2024.

The differences between the provision for income taxes and income taxes computed using the federal statutory rate for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	2025	2024

Reconciliation of income tax benefit to statutory rate:
Income benefit at statutory rate	$(1,903)	$(1,636)
State income taxes (benefit), net of federal income tax benefit	(60)	(61)
Permanent differences	11	1
Change in valuation allowance	942	420
Expiring federal net operating losses	913	1,079
Other	97	197
Income tax provision	$–	$–

On December 31, 2025, the Company had federal net operating loss carryforwards of approximately $82.9 million for income tax purposes that begin to expire in 2026 and are subject to the ownership change limitations under IRC Section 382.

14. Subsequent Events

None.

