Form 10-Q
period 2026-03-31
INTRUSION INC
filed 2026-05-14
CIK 736012

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on May 14, 2026, was 20,369,066.

INTRUSION INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,366	$3,624
Accounts receivable, net of allowance of $0.1 million	37	131
Prepaid expenses and other assets	602	476
Total current assets	2,005	4,231
Noncurrent Assets:
Property and equipment:
Equipment	2,971	2,917
Capitalized software development	5,861	5,663
Leasehold improvements	18	18
Property and equipment, gross	8,850	8,598
Accumulated depreciation and amortization	(4,687)	(4,313)
Property and equipment, net	4,163	4,285
Finance leases, right-of-use assets (“ROU”), net	193	222
Operating leases, ROU, net	1,320	1,392
Other assets	256	257
Total noncurrent assets	5,932	6,156
TOTAL ASSETS	$7,937	$10,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$1,049	$492
Accrued expenses	519	357
Finance lease liabilities, current portion	127	167
Operating leases liabilities, current portion	146	266
Deferred revenue	1,044	503
Total current liabilities	2,885	1,785

Noncurrent Liabilities:
Finance lease liabilities, noncurrent portion	5	6
Operating lease liabilities, noncurrent portion	1,348	1,319
Total noncurrent liabilities	1,353	1,325

Commitments and Contingencies – (See Note 5)

Stockholders’ Equity:
Preferred stock, $0.01 par value: Authorized shares – 5,000; Issued shares – 0 in 2026 and 2025	–	–
Common stock, $0.01 par value: Authorized shares – 80,000; Issued shares – 20,370 in 2026 and 20,117 in 2025; Outstanding shares – 20,369 in 2026 and 20,116 in 2025	204	201
Common stock held in treasury, at cost – 1 share(s)	(362)	(362)
Additional paid-in capital	134,529	134,547
Accumulated deficit	(130,629)	(127,066)
Accumulated other comprehensive loss	(43)	(43)
Total stockholders’ equity	3,699	7,277
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,937	$10,387

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue	$888	$1,775
Cost of revenue	229	432

Gross profit	659	1,343

Operating expenses:
Sales and marketing	1,631	1,184
Research and development	1,451	1,218
General and administrative	1,149	1,034

Operating loss	(3,572)	(2,093)

Interest expense	(11)	(29)
Other income (expense), net	20	24

Net loss	$(3,563)	$(2,098)

Net loss per share:
Basic	$(0.18)	$(0.11)
Diluted	$(0.18)	$(0.11)

Weighted average common shares outstanding:
Basic	20,274	19,216
Diluted	20,274	19,216

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Series A Preferred Stock		Common Stock		Treasury Stock		Accumulated Other Comprehensive	Additional Paid-In	Stock Subscription	Accumulated
	Dollars	Shares	Dollars	Shares	Dollars	Shares	Loss	Capital	Receivable	Deficit	Total
Balance, December 31, 2025	$–	–	$201	20,117	$(362)	1	$(43)	$134,547	$–	$(127,066)	$7,277
Stock-based compensation expense	–	–	–	–	–	–	–	129	–	–	129
At-the-market (“ATM”) offering fees	–	–	–	–	–	–	–	(3)	–	–	(3)
Restricted stock units vested, net of tax withholding	–	–	3	253	–	–	–	(144)	–	–	(141)
Net loss	–	–	–	–	–	–	–	–	–	(3,563)	(3,563)
Balance, March 31, 2026	$–	–	$204	20,370	$(362)	1	$(43)	$134,529	$–	$(130,629)	$3,699

	Series A Preferred Stock		Common Stock		Treasury Stock		Accumulated Other Comprehensive	Additional Paid-In	Stock Subscription	Accumulated
	Dollars	Shares	Dollars	Shares	Dollars	Shares	Loss	Capital	Receivable	Deficit	Total
Balance, December 31, 2024	$3,827	4	$156	15,591	$(362)	1	$(43)	$122,552	$(1,872)	$(118,007)	$6,251
Stock-based compensation expense	–	–	–	–	–	–	–	222	–	–	222
Registered direct offering, net of fees	–	–	24	2,459	–	–	–	7,002	–	–	7,026
Issuance of common stock to reduce note payable	–	–	6	553	–	–	–	531	–	–	537
Exchange of Series A preferred stock for common stock	(3,946)	(4)	13	1,293	–	–	–	3,933	–	–	–
Redemption of preferred stock	(187)	–	–	–	–	–	–	–	–		(187)
Issuance of preferred stock for payment of preferred return	2	–	–	–	–	–	–	(2)	–	–	–
Amortization of preferred stock exchange premium	304	–	–	–	–	–	–	(304)	–	–	–
ATM offering fees	–	–	–	–	–	–	–	(79)	–	–	(79)
Standby purchase agreement proceeds, net of fees	–	–	–	–	–	–	–	(143)	1,872	–	1,729
Net loss	–	–	–	–	–	–	–	–	–	(2,098)	(2,098)
Balance, March 31, 2025	$–	–	$199	19,896	$(362)	1	$(43)	$133,712	$–	$(120,105)	$13,401

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2026	2025
Operating Activities:
Net loss	$(3,563)	$(2,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	405	540
Provision for credit losses	3	–
Stock-based compensation	129	222
Non-cash lease costs	104	11
Other non-cash interest	–	8
Changes in operating assets and liabilities:
Accounts receivable	91	39
Prepaid expenses and other assets	(127)	(688)
Accounts payable and accrued expenses	719	215
Operating lease liabilities	(123)	(127)
Deferred revenue	541	188
Net cash used in operating activities	(1,821)	(1,690)

Investing Activities:
Purchases of property and equipment	(54)	(392)
Capitalized software development	(198)	(395)
Net cash used in investing activities	(252)	(787)

Financing Activities:
Proceeds from public stock offering net of fees	(3)	(79)
Proceeds from registered direct offering, net of fees	–	7,026
Proceeds from stock subscription receivable	–	1,542
Reduction of finance lease liabilities	(41)	(119)
Cash paid for taxes withheld on net settled restricted stock unit vesting	(141)	–
Net cash (used in) provided by financing activities	(185)	8,370

Net (decrease) increase in cash and cash equivalents	(2,258)	5,893
Cash and cash equivalents at beginning of period	3,624	4,851
Cash and cash equivalents at end of period	$1,366	$10,744

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Cash paid for interest	$–	$3

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capitalized asset and capitalized software included in accounts payable	$–	$337
Common stock issued to reduce notes payable	$–	$537
Preferred return on preferred stock	$–	$2
Exchanges of preferred stock for common stock	$–	$3,946
Amortization of preferred stock exchange premium	$–	$304

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Item 10-01 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2026 (the “2025 Annual Report”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

As of March 31, 2026, we had cash and cash equivalents totaling $1.4 million. On April 6, 2026, we received $3.0 million in cash related to the sale of a promissory note. We generated a net loss of $3.6 million and $2.1 million for the three months ended March 31, 2026, and 2025, respectively.

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

3.	ROU Assets and Leasing Liabilities

The Company has operating and finance leases where it records the ROU assets, and a related lease liability as required under the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) 842. The lease liabilities are determined by the net present value of total lease payments and amortized over the life of the lease. The Company’s leases are for the following types of assets:

•	Computer hardware and copy machines- The Company’s finance lease ROU assets consist of computer hardware and copy machines. These leases have two and three year lives and are in various stages of completion.

•	Office space - The Company’s operating lease ROU assets include its rental agreements for its offices in Plano, Texas, and a data service center in Allen, Texas. The Plano offices operating lease expires on April 30, 2035. The data service center operating lease expires in October 2026.

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

For the three months ended March 31, 2026 and 2025, the Company had $0.1 million and $0.1 million, respectively, in lease payments related to operating leases and had $41 thousand and $0.1 million, respectively, in lease payments related to financing leases.

Schedule of Items Appearing on the Unaudited Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Operating expense:
Amortization Expense – Finance ROU	$29	$172
Lease expense – Operating ROU	104	11
Other expense:
Interest Expense – Finance ROU	12	20
Total Lease Expense	$145	$203

Future minimum lease obligations consisted of the following as of March 31, 2026 (in thousands):

	Operating	Finance
Year ending December 31,	ROU Leases	ROU Leases	Total
Remaining 2026	$264	$148	$412
2027	146	4	150
2028	223	3	226
2029	228	–	228
2030	234	–	234
Thereafter	1,075	–	1,075
	$2,170	$155	$2,325
Less Interest*	(676)	(23)
	$1,494	$132

*	Interest is imputed for operating ROU leases and classified as lease expense and is included in operating expenses in the accompanying unaudited condensed consolidated statements of operations.

4.	Notes Payable

Security Purchase Agreement

On March 10, 2022, the Company issued a promissory note (“Note 1”) to Streeterville Capital, LLC with an initial principal balance of $5.4 million and a stated interest rate of 7%. In January 2023, the Company amended Note 1 to waive the noteholder’s redemption rights through March 31, 2023 in exchange for a 3.75% fee on the outstanding principal, which was recorded as additional debt issuance costs and increased the total indebtedness. In August 2023, the Company entered into a Forbearance Agreement, as amended, which extended the maturity date of Note 1 to September 10, 2024 and granted Streeterville a first-priority security interest in substantially all of the Company’s assets.

During 2024, the Company reduced the outstanding principal of Note 1 through debt-to-equity exchanges to $0.5 million and recorded the reversal of previously recognized interest accretion and the write-off of unamortized debt issuance costs. Although Note 1 matured on September 10, 2024, repayment was restricted while Series A preferred stock was outstanding, which was fully redeemed on January 3, 2025. In March 2025, the Company exchanged the remaining $0.5 million principal balance for shares of common stock, resulting in full extinguishment of Note 1. The Company recognized approximately $8 thousand of interest expense for the three months ended March 31, 2025.

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

ATM Offering

On June 11, 2025, the Company terminated its At Market Sales Agreement with B. Riley Securities, Inc. On June 12, 2025, the Company entered into a new At The Market Offering Agreement with H.C. Wainwright & Co., LLC to potentially sell up to $50.0 million of the Company’s common stock using a shelf registration statement on Form S-3/A (File No. 333-281565) which was filed on January 31, 2025 and became effective on February 10, 2025. During the three months ended March 31, 2026 and March 31, 2025, no sales of common stock were made under the ATM utilizing the shelf registration.

Standby Equity Purchase Agreement

On July 3, 2024, the Company entered into a $10 million Standby Equity Purchase Agreement (“SEPA”) with Streeterville pursuant to which the Company has the right to direct Streeterville during the 24 month term of the agreement to purchase common stock subject to certain limitations and conditions set forth in the SEPA. During the year ended December 31, 2024, 1.2 million shares of common stock were purchased pursuant to the SEPA resulting in aggregate net proceeds of $1.8 million of which $0.1 million was received in 2024. The remaining proceeds due were recorded as a Stock Subscription Receivable in the consolidated balance sheet on December 31, 2024, and received in January 2025. During the three months ended March 31, 2026 and 2025, no purchases were made pursuant to the SEPA.

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

Through the remainder of 2024, the Company reduced the outstanding number of Series A preferred stock outstanding through redemptions and exchanges to common stock to 3,587 shares. In January 2025, the Company exchanged 3,587 shares of Series A preferred stock for 1,293 thousand shares of common stock. All of the exchanges of Series A Preferred to common were made pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act. Also in January 2025, the Company redeemed 170 shares of Series A preferred stock in conjunction with the receipt of proceeds from the sale of common stock under the SEPA. As of March 31, 2026 and 2025, there were no remaining shares of Series A preferred stock outstanding.

Registered Direct Offering

On January 6, 2025, the Company sold to a single institutional investor 653 thousand shares of the Company’s common stock at a purchase price of $3.05 per share and 1,806 thousand prefunded warrants to purchase up to 1,806 thousand shares of common stock at a purchase price of $3.0499 for aggregate gross proceeds of $7.5 million. The prefunded warrants were exercisable immediately at an exercise price of $.0001 per share subject to the Purchaser not being deemed a beneficial owner of greater than 4.99%. As of March 31, 2025, all the pre-funded warrants had been exercised.

Common Stock Warrants

On March 31, 2026, the Company had 3,198,085 warrants to purchase one share of common stock at an average exercise price of $3.26 per share and average remaining term of 3.1 years.

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

The Company had three stock-based compensation plans as of March 31, 2026 and December 31, 2025. The 2023 ESPP, 2021 Omnibus Incentive Plan and the 2015 Stock Incentive Plan. These plans provide a means through which the Company may attract and retain key personnel and to provide a means whereby directors, officers, employees, consultants and advisors of the Company can acquire and maintain an equity interest in the Company, or be paid incentive compensation, including incentive compensation measured by reference to the value of common stock, thereby strengthening their commitment to the welfare of the Company and aligning their interests with those of the Company’s stockholders. These plans are discussed in detail in the Company’s Annual Report for the year ended December 31, 2025, filed with the SEC.

The Company grants stock from the 2021 Omnibus Incentive Plan. Grants can no longer be made from the 2015 Stock Incentive Plan.

During the three months ended March 31, 2026 and 2025, the Company granted 29 thousand and 384 thousand restricted stock units (“RSUs”), respectively. No other grants were made during either period.

The Company recognized compensation expense of $0.1 million, for the three months ended March 31, 2026, compared to $0.2 million for the three months ended March 31, 2025.

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

For the three months ended March 31, 2026, revenues to various U.S. government entities totaled $0.8 million from three government customers, representing 87.8% of total revenues. For the three months ended March 31, 2026, the Company’s top three customers comprised 50.8%, 36.5%, and 5.4% of total revenues, respectively. In comparison, for the same period in 2025, revenues totaled $1.6 million from four government customers, representing 91.6% of total revenues and the Company’s top three customers comprised 48.8%, 24.7%, and 17.9% of total revenues, respectively.

The Company’s accounts receivable represents unconditional contract billings for sales per contracts with customers and are classified as current assets. As of March 31, 2026 and December 31, 2025, the Company had accounts receivable balances of $0.1 million. At March 31, 2026 and December 31, 2025, the Company had an allowance for credit losses of $0.1 million.

Contract assets are recognized when the Company has transferred services to a customer earning the right to consideration.

Contract liabilities consist of cash payments in advance of the Company satisfying performance obligations and recognizing revenue. The Company currently classifies deferred revenue as a contract liability.

The following table presents changes in the Company’s contract liabilities during the three months ended March 31, 2026, and the year ended December 31, 2025 (in thousands):

Contract Liabilities

	March 31, 2026	December 31, 2025
Balance at beginning of period	$503	$730
Additions	1,403	160
Revenue recognized	(862)	(387)
Balance at end of period	$1,044	$503

9.	Capitalized Software Development

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

The Company reports two separate net loss per share numbers, basic and diluted. Basic net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period. The common stock equivalents include all common stock issuable upon exercise of outstanding warrants, options and vesting of restricted stock awards. The aggregate number of common stock equivalents excluded from the diluted loss per share calculation for the three months ended March 31, 2026, and 2025 totaled 3.6 million and 2.4 million shares, respectively. Since the Company is in a net loss position for the three months ended March 31, 2026 and 2025, basic and dilutive net loss per share is the same.

11.	Related Party Transactions

The Company did not have any related party transactions during the three months ended March 31, 2026 or 2025.

12.	Subsequent Events

On April 6, 2026, the “Company entered into a Note Purchase Agreement with Streeterville Capital, LLC, pursuant to which the Company issued a secured promissory note with an original principal amount of $3.2 million for cash proceeds of $3.0 million, reflecting an original issue discount and transaction costs.

The note bears interest at 7% per annum, matures 24 months from issuance, and is secured by a first-priority lien on substantially all of the Company’s assets, including intellectual property. The agreement includes customary representations, warranties, and covenants, and the note provides for certain redemption rights beginning six months after issuance.

On May 7, 2026, the Company received a written notice (the “Bid Price Notice”) from the Nasdaq Stock Market LLC (“NASDAQ”) notifying the Company that it is not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) for continued listing on the NASDAQ Capital Market.  The notification of noncompliance has no immediate effect on the listing or trading of the Company’s common stock on The NASDAQ Capital Market under the symbol “INTZ,” and the Company is currently monitoring the closing bid price of its common stock and evaluating its alternatives, if appropriate, to resolve the deficiency and regain compliance with this rule.

On May 13, 2026, the Company entered into a subcontractor agreement to provide cybersecurity and critical infrastructure protection support services for a state government agency.  The agreement has an initial one year term beginning in May 2026 and represents aggregate contract value of approximately $3.9 million.  Revenue related to this arrangement will be recognized over time as performance obligations are satisfied in according with ASC 606, Revenue from Contracts with Customers.  No revenue related to the agreement was recognized during the three months ended March 31, 2026.

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

In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that such information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements do not indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

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

Results of Operations

Comparison of the Periods Ended March 31, 2026, and March 31, 2025

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Dollar	Percentage
Revenue	$888	$1,775	$(887)	-50.0%
Cost of Revenue	229	432	(203)	-47.0%

Gross Profit	659	1,343	(684)	-50.9%

Operating Expenses:
Sales and marketing	1,631	1,184	447	37.8%
Research and development	1,451	1,218	233	19.1%
General and administrative	1,149	1,034	115	11.1%

Operating Loss	(3,572)	(2,093)	(1,479)	-70.7%

Interest Expense	(11)	(29)	18	-62.1%
Other Income (Expense), Net	20	24	(4)	-16.7%

Net Loss	$(3,563)	$(2,098)	$(1,465)	-69.8%

Revenues. Revenue for the three month period ended March 31, 2026, was $0.9 million compared to $1.8 million for the same period in 2025. Revenue from consulting services totaled $0.8 million for the three month period ended March 31, 2026, compared to $1.4 million for the three month period ended March 31, 2025. INTRUSION Shield revenues were $0.1 million for the three month period ended March 31, 2026 as compared to $0.4 million for the three month period ended March 31, 2025. The continuing delay in the contract extension of the long-standing U.S. Department of War contract due to timing variability and federal funding and procurement processes resulted in a decline in both consulting revenues and INTRUSION Shield revenues.

Concentration of Revenues. Revenues from sales to various U.S. government entities totaled $0.8 million, or 87.8% of revenues, for the quarter ended March 31, 2026, compared to $1.6 million, or 91.6% of revenues, for the same period in 2025. Although we expect our concentration of revenues to vary among customers in future periods depending upon the timing of certain sales, we anticipate that sales to government customers will continue to account for a significant portion of our revenues in future periods. Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including, without limitation, potential disruption to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience. Although we do not anticipate contracts with government customers will be renegotiated or cancelled, the loss of government orders could have a material adverse effect on our financial results. We had two customers accounting for 87.3% of total revenue for the three months ended March 31, 2026. We had three customers in the first quarter of 2025 that accounted for 91.4% of total revenue. Our similar product and service offerings are not viewed as individual segments, as our management analyzes the business as a whole and expenses are not allocated to each product offering.

Gross Profit. Gross profit was $0.7 million, or 74.2%, of revenues for the quarter ended March 31, 2026, compared to $1.3 million, or 75.7%, of revenues for the quarter ended March 31, 2025. The decrease in gross profit margin for the 2026 period is a result of a change in product mix with INTRUSION Shield revenues representing only 12.7% of our revenue mix compared to 23.4% in the same period in 2025.

Operating Expenses. Operating expenses for the quarter ended March 31, 2026, totaled $4.2 million, a $0.8 million increase compared to the same period in 2025. The increase is primarily related to increased investment in sales and R&D personnel as we continue to expand our product offerings and brand awareness, further impacted by cost of living and merit increases that occurred in the second half of 2025. The increase is also due to a decrease in the allocations out of operating expense to cost of sales due to the underutilization of resources to support the delayed U.S. Department of War contract.

Sales and Marketing. Sales and marketing expenses totaled $1.6 million for the quarter ended March 31, 2026, representing an increase of $0.4 million compared to the same period in 2025. The increase was primarily due to an increased investment in sales and sales support personnel and an increased participation in trade shows and associated marketing spend to continue to create more brand awareness and growth in our pipeline as well as an underutilization of our government sales team due to the delayed U.S. Department of War contract. Certain discretionary marketing spends inclusive of participation in trade shows, utilization of third-party contractors for content and product messaging and travel, are likely to vary over time based on marketing and savings initiatives that may be necessary.

Research and Development. Research and development expenses totaled $1.5 million for the quarter ended March 31, 2026, representing an increase of $0.2 million compared to the same period in 2025. The increase is primarily due to a $0.3 million decrease in internally developed software as we continue to invest in adding new features and functionality to INTRUSION Shield, partially offset by a $0.1 million decrease in amortization expense associated with the termination of one of our material finance leases at the end 2025. Research and development costs may vary over time as we determine the frequency of new releases, improved functionality and enhancements needed to be competitive with our product offering.

General and Administrative. General and administrative expenses totaled $1.1 million for the quarter ended March 31, 2026, compared to $1.0 million for the quarter ended March 31, 2025. The increase is primarily due to an increase in operating lease expenses associated with the Plano office space.

Interest Expense. Interest expense for the three months ended March 31, 2026, was $11 thousand, consisting principally of imputed interest on finance leases. Interest expense for the 2025 period totaled $29 thousand and consisted principally of the stated interest related to the Streeterville note and imputed interest on finance leases.

Other Income (Expense), Net. Other income and expense were nominal amounts for both the periods ended March 31, 2026, and 2025.

Net Loss. Net loss for the first quarter of 2026 was $3.6 million, or $0.18 per share, compared to a net loss of $2.1 million, or $0.11 per share, for the first quarter of 2025. The increase in net loss for 2026 was primarily a result of the decrease in revenues for the 2026 period as discussed above.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2026, we had cash and cash equivalents of $1.4 million. Net working capital at March 31, 2026 totaled ($0.9) million compared to $2.4 million as of December 31, 2025. Our principal sources of cash for funding operations in the March 2026 and March 2025 quarters were receipt of proceeds from the sale of common stock pursuant to the SEPA $1.5 million, recorded as stock subscription receivable at December 31, 2024, and net proceeds of $7.0 million from a registered direct offering that closed on January 6, 2025. On April 6, 2026, we received $3.0 million in cash related to the sale of a promissory note with Streeterville Capital, LLC.

We generated a net loss of $3.6 million and $2.1 million for the three months ended March 31, 2026, and 2025, respectively. If our operations do not generate positive cash flow in the upcoming year, of if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

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

Unaudited Condensed Consolidated Statements of Cash Flows

Our cash flows for the three months ended March 31, 2026 and 2025 were:

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(1,821)	$(1,690)
Net cash used in investing activities	(252)	(787)
Net cash (used in) provided by financing activities	(185)	8,370
Change in cash and cash equivalents	$(2,258)	$5,893

Operating Activities

Net cash used in operations for the quarter ended March 31, 2026, was $(1.8) million due primarily to a net loss of $(3.6) million partially offset by 1) adjustments for non-cash items of $0.7 million which are mostly comprised of depreciation and stock-based compensation, and 2) changes in working capital of $1.1 million.

Net cash used in operations for the quarter ended March 31, 2025, was $(1.7) million principally due to a net loss of $(2.1) million partially offset by 1) adjustments for non-cash items of $0.8 million which are mostly comprised of depreciation and stock-based compensation, and 2) changes in working capital of $(0.4) million.

Investing Activities

For the three months ended March 31, 2026, net cash used in investing activities was $(0.3) million, which was comprised of capitalization of internally developed software and hardware purchases. Net cash used by investing activities for the three months ended March 31, 2025, was $(0.8) million, which was principally comprised of capitalization of internally developed software and purchases of property and equipment.

Financing Activities

For three months ended March 31, 2026, net cash used in financing activities was $0.2 million which was principally comprised of cash paid on tax withholding for net settled restricted stock units. Net cash provided by financing activities for the three months ended March 31, 2025, was $8.4 million which resulted from the receipt of proceeds from the sale of common stock pursuant to the SEPA of $1.5 million, previously recorded as stock subscription receivable at December 31, 2024, and net proceeds of $7.0 million from a registered direct offering that closed on January 6, 2025.

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

We believe the critical accounting policies and estimates discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 25, 2026 (the “2025 Annual Report”) reflect our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. There have been no significant changes to our critical accounting policies and estimates as disclosed in the 2025 Annual Report.

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

As of March 31, 2026, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that the disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of March 31, 2026, the Company is not involved in any material pending legal proceedings. The Company is periodically involved in various litigation claims asserted in the normal course of its business. The Company believes these actions are routine and incidental to the business. While the outcome of these actions cannot be predicted with certainty, the Company does not believe that any will have a material adverse impact on the Company’s business.

Item 1A. RISK FACTORS

As a smaller reporting company, we are not required to disclose material changes to the risk factors that were contained in the 2025 Annual Report. You should carefully consider the risk factors we previously disclosed in the 2025 Annual Report. These risks could materially and adversely affect our business, financial condition, results of operations, and cash flows. However, these risks are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations, and cash flows.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

(a)	None.

(b)	There have been no material changes to procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c)	During the three months ended March 31, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

The following Exhibits are filed or furnished with this Quarterly report on Form 10-Q:

Exhibit No.	Description
10.1	Note Purchase Agreement, dated as of April 6, 2026, by and between the registrant and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 9, 2026).
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1**	Certification Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRUSION INC.

Date: May 14, 2026	/s/ Anthony Scott
Anthony Scott
President & Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	/s/ Kimberly Pinson
Kimberly Pinson
Chief Financial Officer
(Principal Financial & Accounting Officer)

