Form 10-Q
period 2026-06-30
INTRUSION INC
filed 2026-08-11
CIK 736012

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares outstanding of the Registrant’s Common Stock, $0.01 par value, on August 11, 2026, was 24,506,953.

INTRUSION INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTRUSION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$182	$3,624
Accounts receivable, net of allowance of $0.1 million	1,452	131
Prepaid expenses and other assets	682	476
Total current assets	2,316	4,231
Noncurrent Assets:
Property and equipment:
Equipment	2,983	2,917
Capitalized software development	6,252	5,663
Leasehold improvements	18	18
Property and equipment, gross	9,253	8,598
Accumulated depreciation and amortization	(5,070)	(4,313)
Property and equipment, net	4,183	4,285
Goodwill	4,299	–
Finance leases, right-of-use assets (“ROU”), net	163	222
Operating leases, ROU, net	1,247	1,392
Other assets	263	257
Total noncurrent assets	10,155	6,156
TOTAL ASSETS	$12,471	$10,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$2,277	$492
Accrued expenses	522	357
Finance lease liabilities, current portion	99	167
Operating leases liabilities, current portion	79	266
Notes payable, current portion	2,236	–
Deferred revenue	794	503
Total current liabilities	6,007	1,785

Noncurrent Liabilities:
Finance lease liabilities, noncurrent portion	5	6
Operating lease liabilities, noncurrent portion	1,340	1,319
Notes payable, noncurrent portion	1,034	–
Total noncurrent liabilities	2,379	1,325

Commitments and Contingencies – (See Note 5)	–	–

Stockholders’ Equity:
Preferred stock, $0.01 par value: Authorized shares – 5,000; Issued shares – 0 in 2026 and 2025	–	–
Common stock, $0.01 par value: Authorized shares – 80,000; Issued shares – 22,758 in 2026 and 20,117 in 2025; Outstanding shares – 22,757 in 2026 and 20,116 in 2025	228	201
Common stock held in treasury, at cost – 1 share(s)	(362)	(362)
Additional paid-in capital	136,187	134,547
Accumulated deficit	(133,219)	(127,066)
Noncontrolling interest	1,294	–
Accumulated other comprehensive loss	(43)	(43)
Total stockholders’ equity	4,085	7,277
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,471	$10,387

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue	$1,453	$1,873	$2,341	$3,648
Cost of revenue	488	442	717	874

Gross profit	965	1,431	1,624	2,774

Operating expenses:
Sales and marketing	1,365	1,207	2,995	2,391
Research and development	1,145	1,332	2,596	2,550
General and administrative	948	978	2,098	2,012

Operating loss	(2,493)	(2,086)	(6,065)	(4,179)

Interest expense	(110)	(21)	(121)	(50)
Other income, net	7	65	27	89

Net loss	(2,596)	(2,042)	(6,159)	(4,140)
Less net loss attributable to noncontrolling interests	(6)	–	(6)	–

Net loss attributable to Intrusion, Inc.	$(2,590)	$(2,042)	$(6,153)	$(4,140)

Net loss per share:
Basic	$(0.13)	$(0.10)	$(0.30)	$(0.21)
Diluted	$(0.13)	$(0.10)	$(0.30)	$(0.21)

Weighted average common shares outstanding:
Basic	20,395	19,895	20,335	19,557
Diluted	20,395	19,895	20,335	19,557

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Series A Preferred Stock		Common Stock		Treasury Stock		Accumulated Other Comprehensive	Additional Paid-In	Stock Subscription	Non- controlling	Accumulated
	Dollars	Shares	Dollars	Shares	Dollars	Shares	Loss	Capital	Receivable	Interest	Deficit	Total
Balance, December 31, 2025	$–	–	$201	20,117	$(362)	1	$(43)	$134,547	$–	$–	$(127,066)	$7,277
Stock-based compensation expense	–	–	–	–	–	–	–	129	–	–	–	129
At-the-market (“ATM”) offering fees	–	–	–	–	–	–	–	(3)	–	–	–	(3)
Restricted stock units vested, net of tax withholding	–	–	3	253	–	–	–	(144)	–	–	–	(141)
Net loss	–	–	–	–	–	–	–	–	–	–	(3,563)	(3,563)
Balance, March 31, 2026	$–	–	$204	20,370	$(362)	1	$(43)	$134,529	$–	$–	$(130,629)	$3,699
Stock-based compensation expense	–	–	–	–	–	–	–	83	–	–	–	83
Issuance of common stock through employee stock purchase plan	–	–	–	15	–	–	–	12	–	–	–	12
Issuance of common stock for acquisition	–	–	24	2,373	–	–	–	1,566	–	1,300	–	2,890
ATM offering fees	–	–	–	–	–	–	–	(3)	–	–	–	(3)
Net loss	–	–	–	–	–	–	–	–	–	(6)	(2,590)	(2,596)
Balance, June 30, 2026	$–	–	$228	22,758	$(362)	1	$(43)	$136,187	$–	$1,294	$(133,219)	$4,085

INTRUSION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)

(In thousands)

	Series A Preferred Stock		Common Stock		Treasury Stock		Accumulated Other Comprehensive	Additional Paid-In	Stock Subscription	Non- controlling	Accumulated
	Dollars	Shares	Dollars	Shares	Dollars	Shares	Loss	Capital	Receivable	Interest	Deficit	Total
Balance, December 31, 2024	$3,827	4	$156	15,591	$(362)	1	$(43)	$122,552	$(1,872)	$–	$(118,007)	$6,251
Stock-based compensation expense	–	–	–	–	–	–	–	222	–	–	–	222
Registered direct offering, net of fees	–	–	24	2,459	–	–	–	7,002	–	–	–	7,026
Issuance of common stock to reduce note payable	–	–	6	553	–	–	–	531	–	–	–	537
Exchange of Series A preferred stock for common stock	(3,946)	(4)	13	1,293	–	–	–	3,933	–	–	–	–
Redemption of preferred stock	(187)	–	–	–	–	–	–	–	–	–		(187)
Issuance of preferred stock for payment of preferred return	2	–	–	–	–	–	–	(2)	–	–	–	–
Amortization of preferred stock exchange premium	304	–	–	–	–	–	–	(304)	–	–	–	–
ATM offering fees	–	–	–	–	–	–	–	(79)	–	–	–	(79)
Standby purchase agreement proceeds, net of fees	–	–	–	–	–	–	–	(143)	1,872	–	–	1,729
Net loss	–	–	–	–	–	–	–	–	–	–	(2,098)	(2,098)
Balance, March 31, 2025	$–	–	$199	19,896	$(362)	1	$(43)	$133,712	$–	$–	$(120,105)	$13,401
Stock-based compensation expense	–	–	–	–	–	–	–	282	–	–	–	282
Issuance of common stock through employee stock purchase plan	–	–	–	5	–	–	–	10	–	–	–	10
ATM offering fees	–	–	–	–	–	–	–	(18)	–	–	–	(18)
Net loss	–	–	–	–	–	–	–	–	–	–	(2,042)	(2,042)
Balance, June 30, 2025	$–	–	$199	19,901	$(362)	1	$(43)	$133,986	$–	$–	$(122,147)	$11,633

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2026	2025
Operating Activities:
Net loss	$(6,159)	$(4,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	819	931
Provision for credit losses	5	–
Stock-based compensation	212	504
Non-cash lease costs	207	109
Non-cash interest	99	9
Changes in operating assets and liabilities:
Accounts receivable	(916)	66
Prepaid expenses and other assets	(134)	(1,442)
Accounts payable and accrued expenses	393	(302)
Operating lease liabilities	(228)	(230)
Deferred revenue	291	1,245
Net cash used in operating activities	(5,411)	(3,250)

Investing Activities:
Purchases of United States (“U.S.”) treasury securities	–	(3,749)
Purchases of property and equipment	(55)	(725)
Capitalized software development	(587)	(676)
Cash paid for acquisition, net of cash acquired	(356)	–
Net cash used in investing activities	(998)	(5,150)

Financing Activities:
Proceeds from public stock offering net of fees	(6)	(97)
Proceeds from notes payable	3,349	–
Cash paid for debt issuance costs	(178)	–
Proceeds from registered direct offering, net of fees	–	7,026
Proceeds from stock subscription receivable	–	1,542
Proceeds related to the issuance of common stock under stock purchase plan	12	10
Reduction of finance lease liabilities	(69)	(243)
Cash paid for taxes withheld on net settled restricted stock unit vesting	(141)	–
Net cash provided by financing activities	2,967	8,238

Net decrease in cash and cash equivalents	(3,442)	(162)
Cash and cash equivalents at beginning of period	3,624	4,851
Cash and cash equivalents at end of period	$182	$4,689

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Cash paid for interest	$–	$5

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capitalized asset and capitalized software included in accounts payable	$–	$89
Common stock issued to reduce notes payable	$–	$537
Modification of right-of-use finance lease	$–	$(18)
Common stock issued for acquisition	$1,590	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTRUSION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

As of June 30, 2026, we had cash and cash equivalents totaling $0.2 million. The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. The Company continues to incur losses from operations, negative cash flows from operations, as well as having a continued dependence on equity and debt financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of these financial statements. The Company plans to finance operations by raising additional funds through public or private financings, including the utilization of the ATM program. The Company can provide no assurances that additional funds will be raised or that the terms of those financings, if available at all, will be on favorable terms or will not result in dilution to stockholders. If the Company is not able to obtain additional debt or equity financing, the Company may be unable to implement the Company’s business plan, fund its liquidity needs, or even continue operations. The financial statements do not include any adjustments relating to recoverability and classifications of assets and liabilities that may be necessary if the Company is unable to continue as a going concern.

3.	Acquisition

On June 29, 2026, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) to acquire 100% of the membership interests of OW Cyber, LLC, d/b/a VigilAigent, LLC (the “VigilAigent”) over two distinct closings. At the first closing, effective June 29, 2026, the Company acquired 60% of VigilAigent’s membership interests for a purchase price of $2.0 million, paid through $0.4 million of cash and the issuance of $1.6 million of unregistered shares of the Company’s common stock, par value $0.01 per share, at a contractually defined share price of $0.67 per share. At the second closing, subject to specified closing conditions, including obtaining required Company stockholder and Nasdaq Stock Market or other regulatory approvals, the Company agreed to acquire the remaining 40% of VigilAigent’s membership interests for a cash payment of $1.3 million. The obligations of the parties to consummate the second closing are subject to satisfaction, or waiver, on or before August 30, 2026 or such later date as may be agreed upon by the Seller and Company, of the identified closing conditions.

Following the second closing, the seller may be eligible to receive up to an additional $6.9 million in contingent consideration, payable via the issuance of unregistered shares of the Company’s common stock upon the achievement of the following specific financial milestones:

•	Milestone 1: If, as of March 31, 2027, VigilAigent’s annual recurring revenue (“ARR”) run rate is equal to $6.0 million or more and VigilAigent’s adjusted operating cash flow is greater than or equal to $0, the applicable portion of the earn-out consideration payable with respect thereto will be $2.7 million.
•	Milestone 2: If, as of September 30, 2027, VigilAigent’s ARR run rate is equal to $7.5 million or more and VigilAigent’s adjusted operating cash flow is greater than or equal to $0.8 million, the applicable portion of the earn-out consideration payable with respect thereto will be $2.7 million.
•	Milestone 3: If, as of March 31, 2028, the ARR run rate is equal to $8.6 million or more, the applicable portion of the earnout consideration payable with respect thereto will be $1.5 million.

This earn-out consideration only takes effect upon the second closing, so no liability has been recorded as of the six months ended June 30, 2026.

Acquisition-related transaction costs for the acquisition of VigilAigent totaled $24 thousand for the six months ended June 30, 2026. These costs are expensed as incurred and recorded within general and administrative expenses in the consolidated statements of operations.

VigilAigent is a managed security services provider that delivers subscription-based cybersecurity monitoring, threat detection, incident response, and managed detection and response services to approximately 1,000 customers through a network of more than 80 reseller partners. Its operations combine human cybersecurity specialists with proprietary agentic-AI technology, including its Oracle platform, which continuously analyzes and correlates large volumes of security-event data to identify, investigate, and respond to potential threats. Through this technology-enabled service model, VigilAigent helps managed service providers and enterprise customers protect networks and endpoints, improve threat visibility, accelerate response times, and strengthen their overall cybersecurity posture under primarily recurring, multiyear customer contracts. The acquisition allows the Company to expand its client base and product offerings and the assets acquired were considered to be a business.

The acquisition was accounted for as a business combination under ASC 805, Business Combinations. The purchase accounting for this acquisition has not been completed as the Company is in the process of finalizing the working capital adjustments with the seller, as well as the valuation of the acquired intangible assets and other long-lived assets. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

Consideration Paid	Amount
Cash	$360
Common stock issued at fair value	1,590
Total consideration paid	$1,950

Recognized amounts of identifiable assets acquired and liabilities assumed	Amount
Cash	$4
Accounts receivable	410
Prepaid expenses and other assets	81
Equipment	12
Current liabilities	(1,556)
Identifiable net liabilities assumed	(1,049)
Goodwill	4,299
Noncontrolling interest	(1,300)
Total	$1,950

For the three and six months ended June 30, 2026, VigilAigent contributed revenue of $17 thousand and a net loss of $14 thousand to the consolidated operating results of the Company.

4.	ROU Assets and Leasing Liabilities

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

For the three and six months ended June 30, 2026, the Company made operating lease payments of $0.1 million and $0.2 million, respectively, compared to $0.1 million and $0.2 million for the same periods in 2025. Finance lease payments were $29 thousand and $69 thousand for the three and six months ended June 30, 2026, respectively, compared to $0.1 million and $0.2 million in 2025, respectively.

Schedule of Items Appearing on the Unaudited Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expense:
Amortization expense – Finance ROU	$29	$22	$58	$194
Lease expense – Operating ROU	103	98	207	109
Other expense:
Interest expense – Finance ROU	11	17	23	37
Total lease expense	$143	$137	$288	$340

Future minimum lease obligations consisted of the following as of June 30, 2026 (in thousands):

	Operating	Finance
Year ending December 31,	ROU Leases	ROU Leases	Total
Remaining 2026	$159	$109	$268
2027	146	4	150
2028	223	3	226
2029	228	–	228
2030	234	–	234
Thereafter	1,074	–	1,074
	$2,064	$116	$2,180
Less Interest*	(645)	(12)
	$1,419	$104

*	Interest is imputed for operating ROU leases and classified as lease expense and is included in operating expenses in the accompanying unaudited condensed consolidated statements of operations.

5.	Notes Payable

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

During 2024, the Company reduced the outstanding principal of Note 1 through debt-to-equity exchanges to $0.5 million and recorded the reversal of previously recognized interest accretion and the write-off of unamortized debt issuance costs. Although Note 1 matured on September 10, 2024, repayment was restricted while Series A preferred stock was outstanding, which was fully redeemed on January 3, 2025. In March 2025, the Company exchanged the remaining $0.5 million principal balance for shares of common stock, resulting in full extinguishment of Note 1. The Company recognized approximately $8 thousand of interest expense for the three and six months ended June 30, 2025.

Note Purchase Agreement

On April 6, 2026, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”) with Streeterville Capital, LLC (the “Investor”). Pursuant to the Purchase Agreement, the Company issued and sold to the Investor a Secured Promissory Note (the “Note”) in the original principal amount of $3.2 million for cash proceeds of $3.0 million (reflecting an original issue discount and legal fees of $0.2 million). The Company also paid transaction costs associated with this Note of $0.2 million. Beginning six months after funding, the Investor may require cash redemptions of up to $0.3 million per calendar month and may require additional limited redemptions if the Company’s common stock trades at a price that is at least 10% greater than the Nasdaq minimum price up to amount equal to 5% of the cumulative daily dollar trading volume.

The Note contains a most favored nation provision pursuant to which, so long as the Note remains outstanding, if the Company issues debt securities containing economic terms that are more favorable than those provided under the Note, the holder may elect to have such more favorable terms incorporated into the Note. The Company is also required to notify the holder of any such issuance.

The Note further provides the holder with a participation right, exercisable until the Note has been repaid in full, to purchase up to 10% of the securities issued in future debt or equity financings on substantially the same terms and conditions offered to other investors. If the Company fails to comply with the participation right, the holder's sole remedy is liquidated damages equal to 20% of the amount the holder would have been entitled to invest pursuant to the participation right. A breach of the participation right does not constitute an event of default under the Note.

The Note bears interest at 7% per annum, compounded daily, matures 24 months after issuance, and includes a monitoring fee provision after 90 days (automatically increases the Outstanding Balance by approximately 17.65%) which is expected to be recorded Q3’26. The agreement includes certain customary and noncustomary trigger events and defaults which, if triggered, could result in an additional 5% or 15% added to the principal balance. The Note is secured by a first-priority security interest in all of the Company’s assets and intellectual property pursuant to a Security Agreement and an Intellectual Property Security Agreement, each dated as of April 6, 2026. The Company recognized $99 thousand of interest expense for the three months ended June 30, 2026.

Short-Term Note Purchase Agreement

On June 25, 2026, the Company issued and sold to the Investor a note payable with a stated principal amount of $0.4 million and received net cash proceeds of $0.3 million, reflecting an original issue discount and transaction costs of $36 thousand, which are presented as deductions from the note and amortized to interest expense using the effective-interest method. The note is non-interest bearing and matures on August 27, 2026. The Company is required to make weekly payments of $8 thousand and remit accounts-receivable collections to the lender within three trading days. The note is secured by the Company's accounts receivable and related proceeds. The Company recognized no interest expense associated with this note for the three months ended June 30, 2026.

6.	Commitments and Contingencies

The Company is periodically involved in various litigation claims asserted in the normal course of its business. The Company believes these actions are routine and incidental to the business. While the outcome of these actions cannot be predicted with certainty, the Company does not believe that any will have a material adverse impact on the Company’s business.

7.	Stockholders’ Equity

ATM Offering

On June 11, 2025, the Company terminated its At Market Sales Agreement with B. Riley Securities, Inc. On June 12, 2025, the Company entered into a new At The Market Offering Agreement with H.C. Wainwright & Co., LLC to potentially sell up to $50.0 million of the Company’s common stock using a shelf registration statement on Form S-3/A (File No. 333-281565) which was filed on January 31, 2025 and became effective on February 10, 2025. For the three and six month periods ended June 30, 2026 and 2025, no sales of common stock were made under the ATM utilizing the shelf registration.

Standby Equity Purchase Agreement

On July 3, 2024, the Company entered into a $10 million Standby Equity Purchase Agreement (“SEPA”) with Streeterville pursuant to which the Company has the right to direct Streeterville during the 24 month term of the agreement to purchase common stock subject to certain limitations and conditions set forth in the SEPA. During the year ended December 31, 2024, 1.2 million shares of common stock were purchased pursuant to the SEPA resulting in aggregate net proceeds of $1.8 million of which $0.1 million was received in 2024. The remaining proceeds due were recorded as a Stock Subscription Receivable in the consolidated balance sheet on December 31, 2024, and received in January 2025. During the six months ended June 30, 2026 and 2025, no purchases were made pursuant to the SEPA.

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

Through the remainder of 2024, the Company reduced the outstanding number of Series A preferred stock outstanding through redemptions and exchanges to common stock to 3,587 shares. In January 2025, all remaining preferred shares were exchanged or redeemed and there have been none outstanding since January 2025.

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

Common Stock Warrants

On June 30, 2026, the Company had 3,198,085 warrants to purchase one share of common stock at an average exercise price of $3.26 per share and average remaining term of 2.85 years.

8.	Stock-Based Compensation

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

The Company had three stock-based compensation plans as of June 30, 2026 and December 31, 2025: The 2023 ESPP, 2021 Omnibus Incentive Plan and the 2015 Stock Incentive Plan. These plans provide a means through which the Company may attract and retain key personnel and to provide a means whereby directors, officers, employees, consultants and advisors of the Company can acquire and maintain an equity interest in the Company, or be paid incentive compensation, including incentive compensation measured by reference to the value of common stock, thereby strengthening their commitment to the welfare of the Company and aligning their interests with those of the Company’s stockholders. These plans are discussed in detail in the Company’s Annual Report for the year ended December 31, 2025, filed with the SEC.

The Company grants stock from the 2021 Omnibus Incentive Plan. Grants can no longer be made from the 2015 Stock Incentive Plan.

During the six months ended June 30, 2026 and 2025, the Company granted 690 thousand and 384 thousand restricted stock units (“RSUs”), respectively. No other grants were made during either period.

The Company recognized compensation expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2026, compared to $0.3 million and $0.5 million for the three and six months ended June 30, 2025.

9.	Revenue Recognition

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

Consulting services include reporting and are typically done monthly based on deliverables and/or actual labor hours performed under the contract, and revenue is matched accordingly.

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

For the three and six months ended June 30, 2026, revenues to various U.S. government entities totaled $1.3 million and $2.1 million from four government customers, representing 93.5% and 91.3% of total revenues, respectively. In comparison, for the same period in 2025, revenues totaled $1.8 million and $3.4 million from four government customers, representing 95.5% and 93.6% of total revenues, respectively.

The Company’s accounts receivable represents unconditional contract billings for sales per contracts with customers and are classified as current assets. As of June 30, 2026 and December 31, 2025, the Company had accounts receivable balances of $1.5 million and $0.1 million, respectively. At June 30, 2026 and December 31, 2025, the Company had an allowance for credit losses of $0.1 million.

Contract assets are recognized when the Company has transferred services to a customer earning the right to consideration.

Contract liabilities consist of cash payments in advance of the Company satisfying performance obligations and recognizing revenue. The Company currently classifies deferred revenue as a contract liability.

The following table presents changes in the Company’s contract liabilities during the six months ended June 30, 2026, and the year ended December 31, 2025 (in thousands):

Contract Liabilities

	June 30, 2026	December 31, 2025
Balance at beginning of period	$503	$730
Additions	2,032	160
Revenue recognized	(1,741)	(387)
Balance at end of period	$794	$503

10.	Capitalized Software Development

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

11.	Net Loss Per Share

The Company reports two separate net loss per share numbers, basic and diluted. Basic net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period. The common stock equivalents include all common stock issuable upon exercise of outstanding warrants, options and vesting of restricted stock awards. The aggregate number of common stock equivalents excluded from the diluted loss per share calculation for the three months and six months ended June 30, 2026, and 2025 totaled 3.5 million and 3.8 million shares, respectively. Since the Company is in a net loss position for the periods ended June 30, 2026, and 2025, basic and dilutive net loss per share is the same.

12.	Related Party Transactions

The Company did not have any related party transactions during the three or six months ended June 30, 2026 or 2025.

13.	Subsequent Events

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

On June 29, 2026, we entered into an Agreement to acquire 100% of the membership interests of VigilAigent over two distinct closings. At the first closing, effective June 29, 2026, we acquired 60% of VigilAigent’s membership interests for a purchase price of $2.0 million, paid through $0.4 million of cash and the issuance of $1.6 million of unregistered shares of the Company’s common stock, par value $0.01 per share, at a contractually defined share price of $0.67 per share. At the second closing, subject to specified closing conditions, including obtaining required Company stockholder and Nasdaq Stock Market or other regulatory approvals, we agreed to acquire the remaining 40% of VigilAigent’s membership interests for a cash payment of $1.3 million. The obligations of the parties to consummate the second closing are subject to satisfaction, or waiver, on or before August 30, 2026 or such later date as may be agreed upon by the Seller and Company, of the identified closing conditions.

The financial statements fully consolidate the financial position and operations of VigilAigent as of the three and six months ended June 30, 2026, however, the statement of operations and results of operations reflects virtually none of its historical performance. For the three and six months ended June 30, 2026, VigilAigent contributed revenue of $17 thousand and a net loss of $14 thousand to the consolidated operating results of the Company.

Results of Operations

Comparison of the Periods Ended June 30, 2026, and June 30, 2025

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2026	2025	Change		2026	2025	Change
Revenue	$1,453	$1,873	$(420)	-22%	$2,341	$3,648	$(1,307)	-36%
Cost of revenue	488	442	46	10%	717	874	(157)	-18%
Gross profit	965	1,431	(466)	-33%	1,624	2,774	(1,150)	-41%
Gross profit percentage	66.4%	76.4%			69.4%	76.0%

Operating expenses:
Sales and marketing	1,365	1,207	158	13%	2,995	2,391	604	25%
Research and development	1,145	1,332	(187)	-14%	2,596	2,550	46	2%
General and administrative	948	978	(30)	-3%	2,098	2,012	86	4%
Total operating expenses	3,458	3,517	(59)	-2%	7,689	6,953	736	11%

Operating loss	(2,493)	(2,086)	(407)	20%	(6,065)	(4,179)	(1,886)	45%

Interest expense	(110)	(21)	(89)	424%	(121)	(50)	(71)	142%
Other income, net	7	65	(58)	-89%	27	89	(62)	-70%

Net loss	(2,596)	(2,042)	(554)	27%	(6,159)	(4,140)	(2,019)	49%
Less net loss attributable to noncontrolling interests	(6)	–	(6)	-100%	(6)	–	(6)	-100%

Net loss attributable to Intrusion, Inc.	$(2,590)	$(2,042)	$(548)	27%	$(6,153)	$(4,140)	$(2,013)	49%

Revenues. Revenue for the three and six months ended June 30, 2026, was $1.5 million and $2.3 million compared to $1.9 million and $3.6 million for the same periods in 2025. Revenue from consulting services totaled $1.3 million and $2.1 million for the three and six months ended June 30, 2026, respectively, compared to $1.4 million and $2.7 million for the same periods in 2025. INTRUSION Shield revenues were $0.1 million and $0.2 million for the three and six months ended June 30, 2026 as compared to $0.5 million and $0.9 million for the three and six month periods ended June 30, 2025. The continued delay in the contract extension of the U.S. Department of War contract due to timing variability of federal funding and procurement processes resulted in a decline in both consulting revenues and INTRUSION Shield revenues. The June 2026 quarter consulting revenues included revenue from the $3.9 million contract signed in May 2026 to provide cybersecurity and critical infrastructure protection services for a state agency.

Concentration of Revenues. Revenues from sales to various U.S. government entities totaled $1.3 million and $2.1 million, or 94% and 91% of revenues, for the three and six months ended June 30, 2026, respectively, compared to $1.8 million and $3.4 million, or 96% and 94% of revenues, for the same period in 2025. Although we expect our concentration of revenues to vary among customers in future periods depending upon the timing of certain sales, we anticipate that sales to government customers will continue to account for a significant portion of our revenues in future periods. Sales to the government present risks in addition to those involved in sales to commercial customers which could adversely affect our revenues, including, without limitation, potential disruption to appropriation and spending patterns and the government’s reservation of the right to cancel contracts and purchase orders for its convenience. Although we do not anticipate contracts with government customers will be renegotiated or cancelled, the loss of government orders could have a material adverse effect on our financial results. We had three customers account for 91% and 93% of total revenue for the six months ended June 30, 2026 and 2025, respectively. Our similar product and service offerings are not viewed as individual segments, as our management analyzes the business as a whole and expenses are not allocated to each product offering.

Gross Profit. Gross profit was $1.0 million and $1.6 million, or 66.4% and 69.4% of total revenues, for the three and six months ended June 30, 2026, compared to $1.4 million and $2.8 million, or 76.4% and 76.0% of total revenues, for the prior year comparative periods. Gross margin fluctuations are primarily driven by changes in product mix. Specifically, INTRUSION Shield revenues decreased as a percentage of total revenue to 6.8% and 9.0% for the three and six months ended June 30, 2026, down from 26.0% and 24.7% for the three and six months ended June 30, 2025, respectively. Additionally, gross margins in the 2026 periods were negatively impacted by lower-margin work performed under a new cybersecurity and critical infrastructure protection contract with a state agency.

Operating Expenses. Operating expenses were $3.5 million and $7.7 million for the three and six months ended June 30, 2026, respectively, compared to $3.5 million and $7.0 million for the corresponding periods in 2025.

Operating expenses for the three-month period remained relatively consistent with the prior-year period. Higher sales and marketing investments to support continued brand awareness initiatives, together with merit and cost-of-living salary increases implemented during the second half of 2025, were substantially offset by lower share-based compensation expense resulting from equity awards that became fully vested.

The $0.7 million increase in operating expenses for the six-month period was primarily attributable to increased sales and marketing investments to support the Company's growth initiatives, as well as the full-period impact of merit and cost-of-living salary increases implemented during the second half of 2025. The increase was also driven by lower allocations of personnel costs from operating expenses to cost of sales resulting from the underutilization of service delivery resources associated with the delayed funding and commencement of work under a significant U.S. Department of War contract.

Sales and Marketing. Sales and marketing expenses totaled $1.4 million and $3.0 million for the three and six months ended June 30, 2026, representing an increase of $0.2 million and $0.6 million when compared to the same periods in the prior year. The increase is primarily due increased investment in sales and sales support personnel and increased participation in trade shows and associated marketing spend to continue to create more brand awareness and growth in our pipeline as well as an underutilization of our government sales team due to the delayed U.S. Department of War contract. Certain discretionary marketing spends inclusive of participation in trade shows, utilization of third-party contractors for content and product messaging and travel, are likely to vary over time based on marketing and savings initiatives that may be necessary.

Research and Development. Research and development expenses totaled $1.1 million for the three months ended June 30, 2026 compared to $1.3 million for the 2025 period. The decrease is primarily related to lower share-based compensation as well as increased capitalized software development costs. Research and development expenses for the six month period ended June 30, 2026 compared to the same period in 2025 remained flat at $2.6 million.

General and Administrative. General and administrative expenses for the three month period ended June 30, 2026 remained flat at $0.9 million when compared to the same prior year period. For the six months ended June 30, 2026, general and administrative expenses increased by approximately $0.1 million compared with the same period in the prior year. The increase was primarily attributable to legal fees incurred in connection with the acquisition of O.W. Cyber LLC, higher operating lease costs related to our Plano office space, and increased recruiting expenses. These increases were partially offset by lower share-based compensation expense and the timing of financial audit fees.

Interest Expense. Interest expense for the three and six months ended June 30, 2026, was $0.1 million and $0.1 million, consisting principally of the stated interest and amortization of OID and transaction costs on the Streeterville note and imputed interest on finance leases. Interest expense for the three and six month periods ended June 30, 2025, was $21 and $50 thousand, respectively, consisting principally of imputed interest on finance leases and the stated interest related to the Streeterville note that was fully retired in the first quarter of 2025.

Other Income (Expense), Net. Other income and expense were nominal amounts for both the three and six month periods ended June 30, 2026, and 2025.

Noncontrolling interest. Noncontrolling interest were nominal amounts for both the three and six month periods ended June 30, 2026 and 2025 as the acquisition of VigilAigent closed on June 29, 2026.

Net Loss Attributable to Intrusion, Inc.. Net loss for the three and six month periods ended June 30, 2026 was $(2.6) million and $(6.2) million, respectively compared to $(2.0) million and $(4.1) million for the same periods in the prior year. The increase in net loss for the 2026 periods was primarily a result of the decrease in revenues for the 2026 period as discussed above.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2026, we had cash and cash equivalents of $0.2 million. We generated a net loss of $6.2 and $4.1 million for the six months ended June 30, 2026, and 2025, respectively. We continue to incur losses from operations, negative cash flows from operations, as well as having a continued dependence on equity and debt financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of these financial statements. We plan to finance operations by raising additional funds through public or private financings, including the utilization of the ATM program, however, we can provide no assurances that additional funds will be raised or that the terms of those financings, if available at all, will be on favorable terms or will not result in dilution to stockholders. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of cash for funding operations for the six month period ended June 30, 2026 was cash proceeds from the sale of notes payable of $3.3 million. Our principal source of cash for funding operations in the June 2025 was the receipt of $1.5 million in proceeds from the sale of common stock pursuant to the SEPA, recorded as stock subscription receivable at December 31, 2024, and net proceeds of $7.0 million from a registered direct offering that closed on January 6, 2025.

ATM Program

On June 11, 2025, we terminated our At Market Sales Agreement with B. Riley Securities, Inc. The following day, on June 12, 2025, we entered into a new At The Market Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC to potentially sell up to $50.0 million of the Company’s common stock using a shelf registration statement on Form S-3/A (File No. 333-281565) which was filed on January 31, 2025 and became effective on February 10, 2025. No sales under the new shelf registration have been made as of June 30, 2026.

Notes Payable

During the June 2026 quarter we entered into two separate note purchase agreements with Streeterville. On April 6, 2026, Streeterville purchased a note payable in the principal amount of $3.2 million in exchange for $3.0 million in cash (reflecting an original issue discount and legal fees of $0.2 million). The Company also paid transaction costs associated with this Note of $0.2 million. Beginning six months after funding, the Investor may require cash redemptions of up to $0.3 million per calendar month and may require additional limited redemptions if the Company’s common stock trades at a price that is at least 10% greater than the Nasdaq minimum price up to amount equal to 5% of the cumulative daily dollar trading volume. The note bears interest at 7% per annum, compounded daily, matures 24 months after issuance, and includes a monitoring fee provision after 90 days (automatically increases the Outstanding Balance by approximately 17.65%), which is expected to be recorded in Q3’26. The agreement includes certain customary and noncustomary trigger events and defaults which, if triggered, could result in an additional 5% or 15% added to the principal balance. The Note is secured by a first-priority security interest in all of the Company’s assets and intellectual property. On June 25, 2026, Streeterville purchased a second note payable in the principal amount of $385 thousand in exchange for $350 thousand in cash. The note is non-interest bearing and calls for weekly cash payments of $8 thousand until maturity at August 27, 2026.

In the 2025 period, through three separate exchange agreements we retired the remaining $0.5 million in Streeterville debt through the issuance of 552.3 thousand shares of common stock. The issuance of common stock was made pursuant to the exemption from the registration requirements afforded by the Securities Act.

Unaudited Condensed Consolidated Statements of Cash Flows

Our cash flows for the six months ended June 30, 2026 and 2025 were:

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(5,411)	$(3,250)
Net cash used in investing activities	(998)	(5,150)
Net cash provided by financing activities	2,967	8,238
Change in cash and cash equivalents	$(3,442)	$(162)

Operating Activities

Net cash used in operations for the six months ended June 30, 2026, was $(5.4) million due primarily to a net loss of $(6.1) million partially offset by 1) adjustments for non-cash items of $1.3 million which are mostly comprised of depreciation and stock-based compensation, and 2) changes in working capital of ($0.6) million.

Net cash used in operations for the six months ended June 30, 2025, was ($3.3) million due primarily to a net loss of ($4.1) million partially offset by 1) adjustments for non-cash items of $1.5 million which were mostly comprised of depreciation and stock-based compensation, and 2) changes in working capital of ($0.7) million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 was $1.0 million, which was comprised of capitalization of internally developed software ($0.6) million and cash paid for the acquisition of O.W. Cyber LLC, net of cash acquired of ($0.4) million.

For the six months ended June 30, 2025, net cash used in investing activities was ($5.2) million, which included short-term investments in highly liquid, investment-grade fixed income securities of ($3.7) million and capitalization of internally developed software and hardware purchases of ($1.4) million.

Financing Activities

For the six months ended June 30, 2026, net cash provided by financing activities was $3.0 million which was principally comprised net proceeds from issuance of the Streeterville notes $3.3 million offset partially by cash paid on tax withholding for net settled restricted stock units of ($0.1) million. Net proceeds from financing activities for the June 2025 period totaled $8.2 million which resulted from the receipt of proceeds from the sale of common stock pursuant to the SEPA of $1.5 million, previously recorded as stock subscription receivable at December 31, 2024, and net proceeds of $7.0 million from a registered direct offering that closed on January 6, 2025, partially offset by payments on financing leases of ($0.2) million.

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

As of June 30, 2026, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that the disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of June 30, 2026, the Company is not involved in any material pending legal proceedings. The Company is periodically involved in various litigation claims asserted in the normal course of its business. The Company believes these actions are routine and incidental to the business. While the outcome of these actions cannot be predicted with certainty, the Company does not believe that any will have a material adverse impact on the Company’s business.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On June 29, 2026, the Company acquired 60% of VigilAigent’s membership interests for a purchase price of $2.0 million, paid through $0.4 million of cash and the issuance of 2.4 million shares of our common stock.  The issuance of shares was made pursuant to the exemption from the registration requirements afforded by Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

(a)	None.

(b)	There have been no material changes to procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c)	During the three months ended June 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

The following Exhibits are filed or furnished with this Quarterly report on Form 10-Q:

Exhibit No.	Description
10.1	Note Purchase Agreement, dated as of April 6, 2026, by and between the registrant and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 9, 2026).
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.
32.1**	Certification Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRUSION INC.

Date: August 11, 2026	/s/ Anthony Scott
Anthony Scott
President & Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2026	/s/ Kimberly Pinson
Kimberly Pinson
Chief Financial Officer
(Principal Financial & Accounting Officer)

